Form 10-Q
period 1994-03-31
CDI CORP
filed 1994-05-09
CIK 18396

1

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1994
                                   --------------

                                  OR

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                TO
                                   --------------    --------------

    Commission file number 1-5519
                           ------

                              CDI CORP.
       ------------------------------------------------------
       (Exact name of Registrant as specified in its charter)


      Pennsylvania                                   23-2394430
- - -------------------------                     -----------------------
(State or other jurisdic-                     (I.R.S. Employer
 tion of incorporation or                      Identification Number)
 organization)


      1717 Arch Street, 35th Floor, Philadelphia, PA  19103-2768
      ----------------------------------------------------------
               (Address of principal executive offices)

Registrant's telephone number, including area code:    (215) 569-2200
                                                       --------------

     Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes  X   No
                                             -----   -----

     Outstanding shares of each of the Registrant's classes of common stock as of April 29, 1994 were:

     Common stock, $.10 par value                   19,714,828 shares
     Class B common stock, $.10 par value                  None

                    PART 1.  FINANCIAL INFORMATION

                      CDI CORP. AND SUBSIDIARIES

                     Consolidated Balance Sheets
                           (In thousands)



                                               March 31,  December 31,
    Assets                                       1994         1993
    ------                                     ---------  ------------
Current assets:
  Cash                                        $   2,871      20,361
  Accounts receivable, less allowance
   for doubtful accounts of $1,911 -
   March 31, 1994; $1,785 - December 31,
   1993                                         192,417     168,051
  Prepaid expenses                                4,123       4,581
                                                -------     -------
         Total current assets                   199,411     192,993

Fixed assets, at cost:
  Land                                            3,377       3,377
  Buildings                                      11,716      11,179
  Computer-aided design systems                  24,692      24,554
  Equipment and furniture                        72,901      70,965
  Leasehold improvements                         11,108      11,053
                                                -------     -------
                                                123,794     121,128
  Accumulated depreciation                       81,235      78,442
                                                -------     -------
         Net fixed assets                        42,559      42,686

Deferred income taxes                             2,061       1,724
Goodwill and other intangible assets             23,167      23,791
Other assets                                      5,769       5,516
                                                -------     -------
                                              $ 272,967     266,710
                                                =======     =======

                      CDI CORP. AND SUBSIDIARIES

                     Consolidated Balance Sheets
                  (In thousands, except share data)



                                               March 31,  December 31,
Liabilities and Shareholders' Equity             1994         1993
- - ------------------------------------           ---------  ------------
Current liabilities:
  Current portion of long-term debt           $       -      16,000
  Obligations not liquidated because of
   outstanding checks                             7,765       4,038
  Accounts payable                                6,594       6,836
  Withheld payroll taxes                          3,588       1,425
  Accrued expenses                               52,706      46,731
  Currently payable income taxes                  6,576       7,516
  Deferred income taxes                           5,791       2,525
                                                -------     -------
         Total current liabilities               83,020      85,071

Long-term debt                                   66,270      62,021
Deferred compensation                             2,741       2,649
Minority interests                                  489         466

Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                             -           -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,739,983 shares                       1,974       1,974
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                             -           -
  Additional paid-in capital                     11,361      11,361
  Retained earnings                             107,705     103,761
  Less 25,155 shares of common stock
   in treasury, at cost                            (593)       (593)
                                                -------     -------
         Total shareholders' equity             120,447     116,503
                                                -------     -------
                                              $ 272,967     266,710
                                                =======     =======

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Earnings
                (In thousands, except per share data)



                                          Three months ended March 31,
                                          ----------------------------
                                                1994       1993
                                               -------    -------

Revenues                                     $ 249,231    217,467

Cost of operations                             229,883    203,461
                                               -------    -------
  Gross profit                                  19,348     14,006

General and administrative expenses             11,759     11,624
                                               -------    -------
  Operating profit                               7,589      2,382

Interest expense                                   976        832
                                               -------    -------
  Earnings before income taxes and
   minority interests                            6,613      1,550

Income taxes                                     2,646        651
                                               -------    -------
  Earnings before minority interests             3,967        899

Minority interests                                  23          2
                                               -------    -------
  Net earnings                               $   3,944        897
                                               =======    =======

Per share                                    $     .20        .05

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                            (In thousands)


                                          Three months ended March 31,
                                          ----------------------------
                                                 1994       1993
                                                ------     ------
Operating activities:
Net earnings                                  $  3,944        897
Minority interests                                  23          2
Depreciation                                     3,062      2,848
Amortization of intangible assets                  658        773
Income tax provision greater (less)
 than tax payments and refunds                   1,989       (933)
Change in assets and liabilities
 net of effects from acquisitions:
  Increase in accounts receivable              (24,381)    (8,514)
  Increase in other assets                        (253)       (37)
  Increase in payables and accrued
   expenses                                      7,896      6,251
  Other                                            531        (33)
                                                ------     ------
                                                (6,531)     1,254
                                                ------      -----
Investing activities:
Purchases of fixed assets                       (2,956)    (4,474)
Acquisitions net of cash acquired                    -     (4,137)
Other                                               21        (82)
                                                ------      -----
                                                (2,935)    (8,693)
                                                ------      -----
Financing activities:
Borrowings long-term debt                        5,180      4,310
Payments long-term debt                        (16,931)    (2,197)
Obligations not liquidated because
 of outstanding checks                           3,727      2,631
                                                ------      -----
                                                (8,024)     4,744
                                                ------      -----

Decrease in cash                               (17,490)    (2,695)

Cash at beginning of period                     20,361      6,245
                                                ------      -----
Cash at end of period                         $  2,871      3,550
                                                ======      =====

                      CDI CORP. AND SUBSIDIARIES

                   Comments to Financial Statements


     Earnings per share of common stock are based on the weighted average number of shares of common stock and dilutive common share equivalents (which arise from stock options) outstanding during the periods. No further dilution resulted from a computation of fully diluted earnings per share. The number of shares used to compute earnings per share was 19,761,221 for the three months ended March 31, 1994 and 19,727,999 for the three months ended March 31, 1993.

     Revenues and operating profit attributable to the business segments of the Company for the three months ended March 31, 1994 and 1993 follows ($000s):

                                           1994      1993
                                          -------   -------
     Revenues:
     Technical Services                 $ 209,818   183,273
     Temporary Services                    28,297    26,501
     Management Recruiters                 11,116     7,693
                                          -------   -------
                                        $ 249,231   217,467
                                          =======   =======
     Operating profit:
     Technical Services                 $   7,006     2,773
     Temporary Services                       717        64
     Management Recruiters                  1,351       917
     Corporate expenses                    (1,485)   (1,372)
                                          -------   -------
                                        $   7,589     2,382
                                          =======   =======

     Certain prior year's amounts have been reclassified to conform to current year presentation.

     These comments contain only the information which is required by Form 10-Q. Further reference should be made to the comprehensive disclosures contained in the Company's annual report on Form 10-K for the year ended December 31, 1993.

     The financial statements included in this report reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Results of Operations
                         ---------------------

     Consolidated revenues for the quarter ended March 31, 1994 were 15% above the comparable quarter a year ago. Operating profit margins were 3.0% of revenues for the first quarter of this year compared to 1.1% for the same period in 1993.

     Technical Services' revenues increased 14% over the first quarter a year ago. Operating profit margins for Technical Services' were 3.3% in the first quarter of 1994 compared to 1.5% for the 1993 first quarter. Technical Services achieved excellent gains in revenues and profits in the automotive sector. Customers across a broad range of industries are starting to award larger scale projects, embracing the emerging concept of "outsourcing," yielding increased revenues in this year's first quarter.

     Temporary Services' revenues were up 7% over last year's first quarter. Operating profit margins for Temporary Services were 2.5% for the first quarter of 1994, compared to slightly above breakeven for the first quarter a year ago. This improved performance continues the trend established in 1993 and also reflects strength in the office/clerical temporary services markets.

     Management Recruiters' revenues for the first quarter of 1994 grew 44% over last year's first quarter. Operating profit margins were 12% of revenues for both the first quarter of this year and the first quarter of last year. This segment has had increased demand for its middle-management search services.

                          Financial Condition
                          -------------------

     The ratio of current assets to current liabilities was 2.4 to 1 as of March 31, 1994 compared to 2.3 to 1 as of December 31, 1993.
The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 35% for both March 31, 1994 and at December 31, 1993. The abnormally high cash balance on December 31, 1993 was reduced during the first quarter ended March 31, 1994 coincident with the repayment of $16 million of current debt that was outstanding on December 31, 1993. Long-term debt increased from December 31, 1993 by approximately $4 million because of additional working capital arising primarily from the increased level of business activity during the first quarter of 1994 and to a lesser degree from an increase in the number of days outstanding in receivables from customers. The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company's businesses.

                     PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
            11.  Statement re computation of per share earnings.

     (b) The Registrant was not required to file a Form 8-K during the quarter ended March 31, 1994.











                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CDI CORP.
                              --------------------------------------



May 9, 1994                   By: /s/ Edgar D. Landis
                                 -----------------------------------
                                  EDGAR D. LANDIS
                                  Executive Vice President, Finance
                                  (Duly authorized officer and
                                  principal financial officer of
                                  Registrant)

                           INDEX TO EXHIBITS



Number                         Exhibits                          Page
- - ------      -----------------------------------------------      ----

  11.       Statement re computation of per share earnings.       10