Form 10-Q
period 1994-06-30
CDI CORP
filed 1994-08-10
CIK 18396

1


                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1994
                                    -------------

                                  OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of August 3, 1994 were:

     Common stock, $.10 par value                   19,714,928 shares
     Class B common stock, $.10 par value                 None

                    PART 1.  FINANCIAL INFORMATION

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                            (In thousands)



                                                June 30,  December 31,
Assets                                            1994        1993
- - ------                                          --------  ------------
Current assets:
  Cash                                         $   4,036     20,361
  Accounts receivable, less allowance
   for doubtful accounts of $1,824 -
   June 30, 1994; $1,785 - December 31,
   1993                                          194,792    168,051
  Prepaid expenses                                 3,340      4,581
                                                 -------    -------
         Total current assets                    202,168    192,993

Fixed assets, at cost:
  Land                                             3,401      3,377
  Buildings                                       11,746     11,179
  Computer-aided design systems                   24,633     24,554
  Equipment and furniture                         74,364     70,965
  Leasehold improvements                          11,141     11,053
                                                 -------    -------
                                                 125,285    121,128
  Accumulated depreciation                        82,995     78,442
                                                 -------    -------
         Net fixed assets                         42,290     42,686

Deferred income taxes                              2,417      1,724
Goodwill and other intangible assets              22,600     23,791
Other assets                                       5,748      5,516
                                                 -------    -------
                                               $ 275,223    266,710
                                                 =======    =======

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                   (In thousands, except share data)



                                                June 30,  December 31,
Liabilities and Shareholders' Equity              1994        1993
- - ------------------------------------            --------  ------------
Current liabilities:
  Current portion of long-term debt            $       -     16,000
  Obligations not liquidated because
   of outstanding checks                           7,954      4,038
  Accounts payable                                 7,575      6,836
  Withheld payroll taxes                           4,992      1,425
  Accrued expenses                                53,697     46,731
  Currently payable income taxes                   8,265      7,516
  Deferred income taxes                            6,315      2,525
                                                  ------     ------
         Total current liabilities                88,798     85,071

Long-term debt                                    58,093     62,021
Deferred compensation                              2,853      2,649
Minority interests                                   571        466

Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                              -          -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,739,983 shares                        1,974      1,974
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                              -          -
  Additional paid-in capital                      11,361     11,361
  Retained earnings                              112,166    103,761
  Less 25,155 shares of common stock
   in treasury, at cost                             (593)      (593)
                                                 -------    -------
         Total shareholders' equity              124,908    116,503
                                                 -------    -------
                                               $ 275,223    266,710
                                                 =======    =======

                      CDI CORP. AND SUBSIDIARIES

                  Consolidated Statements of Earnings
                 (In thousands, except per share data)



                                     Quarter ended    Six months ended
                                        June 30,          June 30,
                                    ----------------  ----------------
                                     1994     1993     1994     1993
                                    -------  -------  -------  -------

Revenues                          $ 264,901  233,534  514,132  451,001

Cost of operations                  243,764  216,643  473,647  420,104
                                    -------  -------  -------  -------
  Gross profit                       21,137   16,891   40,485   30,897

General and administrative
 expenses                            12,675   13,080   24,434   24,704
                                    -------  -------  -------  -------
  Operating profit                    8,462    3,811   16,051    6,193

Interest expense                        892    1,078    1,868    1,910
                                    -------  -------  -------  -------
  Earnings before income taxes
   and minority interests             7,570    2,733   14,183    4,283

Income taxes                          3,027    1,148    5,673    1,799
                                    -------  -------  -------  -------
  Earnings before minority
   interests                          4,543    1,585    8,510    2,484

Minority interests                       82       13      105       15
                                    -------  -------  -------  -------
  Net earnings                    $   4,461    1,572    8,405    2,469
                                    =======  =======  =======  =======

Per share                         $     .23      .08      .43      .13

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                            (In thousands)


                                             Six months ended June 30,
                                             -------------------------
                                                  1994       1993
                                                 ------     ------
Operating activities:
Net earnings                                   $  8,405      2,469
Minority interests                                  105         15
Depreciation                                      6,092      6,022
Amortization of intangible assets                 1,242      1,533
Income tax provision greater (less)
 than tax payments and refunds                    3,846       (606)
Change in assets and liabilities
 net of effects from acquisitions:
  Increase in accounts receivable               (26,756)    (5,321)
  Increase in other assets                         (232)      (152)
  Increase in payables and accrued
   expenses                                      11,272     10,753
  Other                                           1,409        416
                                                 ------     ------
                                                  5,383     15,129
                                                 ------     ------
Investing activities:
Purchases of fixed assets                        (5,821)    (6,927)
Acquisitions net of cash acquired                     -     (4,040)
Other                                               125         24
                                                 ------     ------
                                                 (5,696)   (10,943)
                                                 ------     ------
Financing activities:
Payments long-term debt                         (19,928)    (5,477)
Obligations not liquidated because
 of outstanding checks                            3,916      3,220
                                                 ------     ------
                                                (16,012)    (2,257)
                                                 ------     ------

Increase (decrease) in cash                     (16,325)     1,929

Cash at beginning of period                      20,361      6,245
                                                 ------     ------
Cash at end of period                          $  4,036      8,174
                                                 ======     ======

                      CDI CORP. AND SUBSIDIARIES

                   Comments to Financial Statements


     Earnings per share of common stock are based on the weighted average number of shares of common stock and dilutive common share equivalents, which arise from stock options, outstanding during the periods. No further dilution resulted from a computation of fully diluted earnings per share. The number of shares used to compute earnings per share for the second quarter and six months of 1994 was 19,783,355 and 19,772,288 shares, respectively. For the second quarter and six months of 1993, 19,718,981 and 19,723,486 shares, respectively, were used.

     Revenues and operating profit attributable to the business segments of the Company for the second quarter and six months ended June 30, 1994 and 1993 follows ($000s):

                                   Second quarter       Six months
                                   1994     1993      1994     1993
                                  -------  -------   -------  -------
     Revenues:
     Technical Services         $ 222,523  197,561   432,341  380,834
     Temporary Services            30,213   27,850    58,510   54,351
     Management Recruiters         12,165    8,123    23,281   15,816
                                  -------  -------   -------  -------
                                $ 264,901  233,534   514,132  451,001
                                  =======  =======   =======  =======
     Operating profit:
     Technical Services         $   7,148    3,858    14,154    6,631
     Temporary Services             1,122      561     1,839      625
     Management Recruiters          1,808      820     3,159    1,737
     Corporate expenses            (1,616)  (1,428)   (3,101)  (2,800)
                                  -------  -------   -------  -------
                                $   8,462    3,811    16,051    6,193
                                  =======  =======   =======  =======

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Results of Operations
                         ---------------------

     Consolidated revenues for the six months and quarter ended June 30, 1994 were 14% and 13% higher, respectively, compared to the same period a year ago. Operating profit for the six months and second quarter in 1994 was 3.1% and 3.2% of revenues, respectively, compared to 1.4% and 1.6% for the six months and second quarter in 1993.

     Technical Services' revenues for the six months and second quarter of 1994 grew 14% and 13%, respectively, from last year's comparable periods. Operating profit margins for the six months and second quarter of 1994 were 3.3% and 3.2%, respectively, vs. 1.7% and 2.0% for last year's comparable periods. Technical Services achieved excellent gains in 1994 in both revenues and profits in the automotive sector. Customers in certain other fields are awarding larger scale projects which are yielding additional increases in revenues. Demand has remained somewhat soft in certain parts of Technical Services' chemicals/petrochemicals markets, however.

     Temporary Services' revenues for the six months and second quarter of 1994 were each 8% higher than last year's comparable periods. Operating profit margins for the six months and second quarter of 1994 were 3.1% and 3.7%, respectively, vs. 1.1% and 2.0% for last year's comparable periods. This improved performance continues the trend established in 1993 and also reflects strength in the office/clerical temporary services markets.

     Management Recruiters' revenues were up 47% for the six months of this year and up 50% compared to last year's second quarter.
Operating profit margins for the six months and second quarter of 1994 were 13.6% and 14.9%, respectively, compared to 11.0% and 10.1%, respectively, for the same periods in 1993. Demand has increased for the segment's middle management search services. In addition, new product offerings, including recently introduced InterExec, a temporary middle manager service, have produced increased revenues over and above improvements in its traditional middle management search business.

                         Financial Condition
                         -------------------

     The ratio of current assets to current liabilities was 2.3 to 1 as of June 30, 1994 and December 31, 1993. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 32% as of June 30, 1994, compared to 35% at December 31, 1993. The abnormally high cash balance on December 31, 1993 was reduced early in 1994 coincident with the repayment of $16 million of current debt that was outstanding on December 31, 1993. Working capital has increased in 1994 primarily as a result of the higher levels of business at which the Company has been operating. Earnings have been sufficient to fund the increase in working capital and capital expenditures through June 30, 1994 as well as providing enough capital to reduce long-term debt by $4 million during the first half of 1994. The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company's businesses.










                      PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     On May 3, 1994 the Company held its annual meeting of shareholders. The only matters of business conducted at the meeting were the reelection of all eight directors of the Company and a vote to increase the number of shares of common stock which may be issued under the CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan from 300,000 to 800,000.

     The name of each director reelected at the meeting and a tabulation of the voting by nominee follows:

                                        Votes         Votes
                                         for         withheld
                                      ----------     --------
     Walter R. Garrison               18,766,151       23,869

     Christian M. Hoechst             18,766,194       23,826

     Lawrence C. Karlson              18,766,617       23,403

     Edgar D. Landis                  18,766,251       23,769

     Allen M. Levantin                18,766,315       23,705

     John W. Pope                     18,662,617      127,403

     Allen I. Rosenberg               18,764,881       25,139

     Barton J. Winokur                18,765,725       24,295


     There were no abstentions or broker non-votes.

     The vote to increase the number of shares of common stock which may be issued under the CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan from 300,000 to 800,000 was as follows:

       Votes         Votes
        for         against     Abstentions    Broker non-votes
     ----------    ---------    -----------    ----------------
     16,659,197    1,810,465      320,358           - 0 -











Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
            10. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, as amended, incorporated herein by reference to the Registrant's Proxy Statement for its annual meeting of shareholders held on May 3, 1994 (Constitutes a management contract or compensatory plan or arrangement)

            11.  Statement re computation of per share earnings

     (b) The Registrant was not required to file a Form 8-K during the quarter ended June 30, 1994.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             CDI CORP.
                               -------------------------------------



August 10, 1994                By: /s/ Edgar D. Landis
                                  ----------------------------------
                                   EDGAR D. LANDIS
                                   Executive Vice President, Finance
                                   (Duly authorized officer and
                                   principal financial officer of
                                   Registrant)

                           INDEX TO EXHIBITS



Number                          Exhibits                          Page
- - ------     --------------------------------------------------     ----
  10.      CDI Corp. Non-Qualified Stock Option and Stock
           Appreciation Rights Plan, as amended, incorporated herein by reference to the Registrant's Proxy
           Statement for its annual meeting of shareholders held on May 3, 1994 (Constitutes a management contract or compensatory plan or arrangement)

  11.      Statement re computation of per share earnings          12