Form 10-Q
period 1994-09-30
CDI CORP
filed 1994-11-04
CIK 18396

1

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994
                                    ------------------

                                  OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

     Commission file number 1-5519
                            ------

                             CDI CORP.
       ------------------------------------------------------
       (Exact name of Registrant as specified in its charter)


      Pennsylvania                                   23-2394430
- - - -------------------------                      -----------------------
(State or other jurisdic-                      (I.R.S. Employer
 tion of incorporation or                       Identification Number)
 organization)

      1717 Arch Street, 35th Floor, Philadelphia, PA  19103-2768
      ----------------------------------------------------------
               (Address of principal executive offices)

Registrant's telephone number, including area code:     (215) 569-2200
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

     Outstanding shares of each of the Registrant's classes of common stock as of October 28, 1994 were:

     Common stock, $.10 par value                   19,714,928 shares
     Class B common stock, $.10 par value                 None


                         Exhibit Index is on page 11

                    PART 1.  FINANCIAL INFORMATION

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                            (In thousands)



                                           September 30,  December 31,
Assets                                         1994           1993
- - - ------                                     -------------  ------------
Current assets:
  Cash                                      $   5,261        20,361
  Accounts receivable, less allowance
   for doubtful accounts of $2,607 -
   September 30, 1994; $1,785 -
   December 31, 1993                          218,319       168,051
  Prepaid expenses                              4,481         4,581
                                              -------       -------
         Total current assets                 228,061       192,993

Fixed assets, at cost:
  Land                                          2,951         3,377
  Buildings                                     9,829        11,179
  Computer-aided design systems                24,723        24,554
  Equipment and furniture                      76,002        70,965
  Leasehold improvements                       12,188        11,053
                                              -------       -------
                                              125,693       121,128
  Accumulated depreciation                     83,790        78,442
                                              -------       -------
         Net fixed assets                      41,903        42,686

Deferred income taxes                           2,400         1,724
Goodwill and other intangible assets           22,432        23,791
Other assets                                    5,488         5,516
                                              -------       -------
                                            $ 300,284       266,710
                                              =======       =======

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                   (In thousands, except share data)



                                           September 30,  December 31,
Liabilities and Shareholders' Equity           1994           1993
- - - ------------------------------------       -------------  ------------
Current liabilities:
  Current portion of long-term debt         $       -        16,000
  Obligations not liquidated because
   of outstanding checks                        8,738         4,038
  Accounts payable                             12,186         6,836
  Withheld payroll taxes                        1,318         1,425
  Accrued expenses                             57,603        46,731
  Currently payable income taxes               10,877         7,516
  Deferred income taxes                         6,300         2,525
                                               ------        ------
         Total current liabilities             97,022        85,071

Long-term debt                                 68,338        62,021
Deferred compensation                           3,048         2,649
Minority interests                                334           466

Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                           -             -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,739,983 shares                     1,974         1,974
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                           -             -
  Additional paid-in capital                   11,361        11,361
  Retained earnings                           118,798       103,761
  Less common stock in treasury, at cost -
   25,055 shares - September 30, 1994;
   25,155 shares - December 31, 1993             (591)         (593)
                                              -------       -------
         Total shareholders' equity           131,542       116,503
                                              -------       -------
                                            $ 300,284       266,710
                                              =======       =======

                      CDI CORP. AND SUBSIDIARIES

                  Consolidated Statements of Earnings
                 (In thousands, except per share data)



                                     Quarter ended   Nine months ended
                                     September 30,     September 30,
                                    ---------------  -----------------
                                     1994    1993      1994    1993
                                    ------- -------   ------- -------

Revenues                          $ 288,700 232,735   802,832 683,736

Cost of operations                  263,343 216,383   736,990 636,487
                                    ------- -------   ------- -------
  Gross profit                       25,357  16,352    65,842  47,249

General and administrative
 expenses                            13,091  10,553    37,525  35,257
                                    ------- -------   ------- -------
  Operating profit                   12,266   5,799    28,317  11,992

Interest expense                      1,068     961     2,936   2,871
                                    ------- -------   ------- -------
  Earnings before income taxes
   and minority interests            11,198   4,838    25,381   9,121

Income taxes                          4,606   1,849    10,279   3,648
                                    ------- -------   ------- -------
  Earnings before minority
   interests                          6,592   2,989    15,102   5,473

Minority interests                      (40)     47        65      62
                                    ------- -------   ------- -------
  Net earnings                    $   6,632   2,942    15,037   5,411
                                    ======= =======   ======= =======

Per share                         $     .34     .15       .76     .27

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                            (In thousands)



                                                    Nine months ended
                                                      September 30,
                                                    -----------------
                                                      1994     1993
                                                     ------   ------
Operating activities:
Net earnings                                       $ 15,037    5,411
Minority interests                                       65       62
 Depreciation                                         8,836    9,204
 Amortization of intangible assets                    1,775    2,243
 Imaging business reserve                                 -     (224)
Income tax provision greater than
 tax payments and refunds                             6,460      556
Change in assets and liabilities
 net of effects from acquisitions:
  (Increase) in accounts receivable                 (50,475)  (1,757)
  Increase in payables and accrued
   expenses                                          16,115    3,463
  Other                                                 298       64
                                                     ------   ------
                                                     (1,889)  19,022
                                                     ------   ------
Investing activities:
Purchases of fixed assets                            (9,607)  (9,444)
Acquisitions net of cash acquired                      (175)  (4,040)
Other                                                 1,554      189
                                                     ------   ------
                                                     (8,228) (13,295)
                                                     ------   ------
Financing activities:
Payments long-term debt                              (9,683) (13,217)
Obligations not liquidated because
 of outstanding checks                                4,700    3,369
                                                     ------   ------
                                                     (4,983)  (9,848)
                                                     ------   ------

Decrease in cash                                    (15,100)  (4,121)

Cash at beginning of period                          20,361    6,245
                                                     ------   ------
Cash at end of period                              $  5,261    2,124
                                                     ======   ======

                      CDI CORP. AND SUBSIDIARIES

                   Comments to Financial Statements


     Earnings per share of common stock are based on the weighted average number of shares of common stock and dilutive common share equivalents, which arise from stock options, outstanding during the periods. No further dilution resulted from a computation of fully diluted earnings per share. The number of shares used to compute earnings per share for the third quarter and nine months of 1994 was 19,757,631 and 19,767,407 shares, respectively. For the third quarter and nine months of 1993, 19,727,088 and 19,724,683 shares, respectively, were used.

     Revenues and operating profit attributable to the business segments of the Company for the third quarter and nine months ended September 30, 1994 and 1993 follows ($000s):

                                   Third quarter       Nine months
                                   1994     1993      1994     1993
                                  -------  -------   -------  -------
     Revenues:
     Technical Services         $ 243,016  195,583   675,357  576,417
     Temporary Services            31,153   28,377    89,663   82,728
     Management Recruiters         14,531    8,775    37,812   24,591
                                  -------  -------   -------  -------
                                $ 288,700  232,735   802,832  683,736
                                  =======  =======   =======  =======
     Operating profit:
     Technical Services         $  10,450    5,383    24,604   12,014
     Temporary Services             1,316      690     3,155    1,315
     Management Recruiters          2,367    1,309     5,526    3,046
     Corporate expenses            (1,867)  (1,583)   (4,968)  (4,383)
                                  -------  -------   -------  -------
                                $  12,266    5,799    28,317   11,992
                                  =======  =======   =======  =======

     During 1994, 100 shares of common stock held in treasury were reissued. These shares had a cost of $2,000.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Results of Operations
                         ---------------------

     Consolidated revenues for the nine months and quarter ended September 30, 1994 were 17% and 24% higher, respectively, compared to the same period a year ago. Operating profit for the nine months and third quarter in 1994 was 3.5% and 4.2% of revenues, respectively, compared to 1.8% and 2.5% for the nine months and third quarter in 1993.

     Technical Services' revenues for the nine months and third quarter of 1994 grew 17% and 24%, respectively, from last year's comparable periods. Operating profit margins for the nine months and third quarter of 1994 were 3.6% and 4.3%, respectively, vs. 2.1% and 2.8% for last year's comparable periods.

     CDI's Technical Services, which accounts for approximately 85% of consolidated revenues, is benefitting from the improvement in economic conditions. The continued growth in the use of outsourcing is also helping current business. The ability of CDI's customers to convert fixed costs to variable costs and thus manage costs more effectively continues to provide a long-term stimulus for business. Although business is good in many of the industrial sectors in which CDI operates, performance in the automotive, computers, electronics and telecommunications fields is especially strong compared with a year ago. Chemicals/petrochemicals, however, remain somewhat flat.

     CDI and its Technical Services' customers have begun to work more closely together in a partnering mode, whereby CDI provides a broad range of personnel requirements over a longer time horizon.

     Temporary Services' revenues for the nine months and third quarter of 1994 were 8% and 10% higher, respectively, compared to the same period a year ago. Operating profit margins for the nine months and third quarter of 1994 were 3.5% and 4.2%, respectively, vs. 1.6% and 2.4% for last year's comparable periods. The growing economy is having a favorable impact in the Todays Temporary office and clerical personnel business.

     Management Recruiters' revenues were up 54% for the nine months of this year and up 66% compared to last year's third quarter.
Operating profit margins for the nine months and third quarter of 1994 were 14.6% and 16.3%, respectively, compared to 12.4% and 14.9%, respectively, for the same periods in 1993.

     The growing strength of the economy is also evident in CDI's Management Recruiters. For the first time in several years, companies are actively expanding management to better accommodate both current and anticipated business conditions. In addition, new product offerings, including recently introduced InterExec, a temporary middle manager service, have produced increased revenues over and above improvements in Management Recruiters' traditional middle management search business.

                         Financial Condition
                         -------------------

     The ratio of current assets to current liabilities was 2.4 to 1 as of September 30, 1994 and 2.3 to 1 as of December 31, 1993. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 34% as of September 30, 1994, compared to 35% at December 31, 1993. The abnormally high cash balance on December 31, 1993 was reduced early in 1994 coincident with the repayment of $16 million of current debt that was outstanding on December 31, 1993. Working capital has increased in 1994 primarily as a result of the higher levels of business at which the Company has been operating. The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company's businesses.

                      PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the EDGAR filing made by the Registrant on March 21, 1994 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on May 3, 1994 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               b. Employment Agreement dated May 1, 1973 by and between Comprehensive Designers, Inc. and Walter
                   R. Garrison, incorporated herein by reference to
                   Exhibit 10.e. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               c. Employment Agreement dated April 1, 1963, as amended and restated effective May 1, 1986, by and between Registrant and Christian M. Hoechst, incorporated herein by reference to Registrant's report on Form 10-K for the year ended April 30, 1987 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               d. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar D. Landis, incorporated herein by reference to
                   Exhibit 10.g. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitute a management contract or compensatory plan or arrangement)

            11.    Statement re computation of per share earnings.

            27.    Financial Data Schedule.

     (b) The Registrant was not required to file a Form 8-K during the quarter ended September 30, 1994.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CDI CORP.
                              --------------------------------------



November 4, 1994              By: /s/ Edgar D. Landis
                                 -----------------------------------
                                  EDGAR D. LANDIS
                                  Executive Vice President, Finance
                                  (Duly authorized officer and
                                  principal financial officer of
                                  Registrant)

                           INDEX TO EXHIBITS



Number                          Exhibits                          Page
- - - ------     --------------------------------------------------     ----
10.a.      CDI Corp. Non-Qualified Stock Option and Stock
           Appreciation Rights Plan, incorporated herein by reference to the EDGAR filing made by the Registrant on March 21, 1994 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on May 3, 1994 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   b. Employment Agreement dated May 1, 1973 by and between Comprehensive Designers, Inc. and Walter
           R. Garrison, incorporated herein by reference to
           Exhibit 10.e. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   c. Employment Agreement dated April 1, 1963, as amended and restated effective May 1, 1986, by and between Registrant and Christian M. Hoechst, incorporated herein by reference to Registrant's report on Form 10-K for the year ended April 30, 1987 (File No. 1-5519). (Constitutes a manage-ment contract or compensatory plan or arrangement)

   d. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar D. Landis, incorporated herein by reference to
           Exhibit 10.g. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

    e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

11.        Statement re computation of per share earnings.         12

27.        Financial Data Schedule.                                13