Form 10-K
period 1994-12-31
CDI CORP
filed 1995-03-02
CIK 18396

1


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K

       (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1994
                                 -----------------
                                   OR
       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
       For the transition period from               to
                                      --------------  -------------
       Commission file number 1-5519
                              ------
                                CDI CORP.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

         Pennsylvania                              23-2394430
- -------------------------------         -------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
 incorporation or organization)                     Number)

1717 Arch Street, 35th Floor, Philadelphia, PA               19103-2768
- ----------------------------------------------               ----------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (215) 569-2200
                                                         --------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common stock, $.10 par value            New York Stock Exchange
- ----------------------------     --------------------------------------
   (Title of each class)         (Name of exchange on which registered)

     Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X     NO
                               -------    -------
     Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                   [ X ]
     The aggregate market value as of February 15, 1995 of voting stock of the Registrant held by shareholders other than officers, directors or known beneficial owners of 10% or more of such stock of the Registrant was:
     Common stock, $.10 par value                  $213,292,000
     Class B common stock, $.10 par value          Not applicable


     The outstanding shares of each of the Registrant's classes of common stock as of February 15, 1995 were:
     Common stock, $.10 par value                   19,714,928 shares
     Class B common stock, $.10 par value           None

                    DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of Form 10-K into
              Documents                            which incorporated
              ---------                          ----------------------
     Proxy Statement for Annual Meeting
       of Shareholders to be Held May 2, 1995           Part III

                                 PART I

Item 1.   BUSINESS.

BUSINESS SEGMENTS

     The following table sets forth (in thousands) the revenues and operating profit attributable to the business segments of the Registrant and its consolidated subsidiaries during the years indicated and the identifiable assets attributable to each segment as of the end of each such year.

                                                Years ended
                                                December 31,
                                         ---------------------------
                                           1994      1993     1992
                                         ---------  -------  -------
Revenues:
Technical Services                     $   924,069  776,446  672,723
Temporary Services                         121,180  111,739  151,084
Management Recruiters                       52,350   33,107   31,279
                                         ---------  -------  -------
                                       $ 1,097,599  921,292  855,086
                                         =========  =======  =======
Operating profit (loss):
Technical Services                     $    35,433   16,202   12,349
Temporary Services                           5,002    2,015     (641)
Management Recruiters                        7,240    3,856    3,332
Corporate expenses                          (6,749)  (5,719)  (5,076)
                                         ---------  -------  -------
                                       $    40,926   16,354    9,964
                                         =========  =======  =======
Identifiable assets:
Technical Services                     $   260,596  215,640  213,544
Temporary Services                          23,013   23,648   25,392
Management Recruiters                        8,310    5,486    4,877
Corporate                                    5,756   21,936    4,022
                                         ---------  -------  -------
                                       $   297,675  266,710  247,835
                                         =========  =======  =======
TECHNICAL SERVICES

     The Registrant's Technical Services segment, which management believes is the nation's largest organization of its kind, locates, recruits and hires a wide variety of technical personnel and provides their services to customers on a temporary or project basis. Customers retain Technical Services for expansion and development programs, to staff special projects, to meet peak period manpower needs, to provide skills which the customers' employees may not possess or which are not available locally and to staff non-core, peripheral functions. During the year ended December 31, 1994, Technical Services provided these services to approximately 3,000 customers.

     Technical Services has capabilities in a broad range of skills and disciplines and supplies services to fulfill a wide variety of customer requirements. Much of its business, including engineering, drafting and designing services, is performed for large industrial corporations in the aircraft/aerospace, automotive, chemicals, electronics, industrial equipment, information processing, marine, petroleum/ petrochemicals, power/energy, telecommunications and other fields. Technical Services' customers are widely dispersed geographically.

     During the year ended December 31, 1994, approximately 12% of the segment's revenues were derived from various divisions of General Motors Corporation and its subsidiaries, compared with 12% in 1993, 15% in 1992, 21% in 1991 and 31% in 1990. The significant decline in business with General Motors in the early 1990s, and particularly in 1991, had a material adverse effect on the operations of the Registrant. During the year ended December 31, 1994, approximately 3% of the segment's revenues were derived directly from prime contracts with the United States Government and an additional approximately 10% of the segment's revenues were derived from subcontracts for the United States Government. Most of the Government business is defense related. The outlook for defense is uncertain in the years ahead. Further significant losses of business with General Motors Corporation and subsidiaries or a significant loss of business with the United States Government and its prime contractors would have a material adverse effect on the operations of the Registrant.

     Services rendered by Technical Services generally are not of a concept-originating nature, but, rather, are directed toward the implementation of a customer's previously conceived concepts and programs. Services are performed both in customers' facilities ("in-customer") and in Technical Services' own facilities ("in-house") depending upon industry practice and the needs and preferences of customers. During the year ended December 31, 1994, approximately
70% of Technical Services' revenues were generated through in-customer work with the remaining 30% generated in-house. As of December 31, 1994 Technical Services had approximately 14,600 employees providing services in-customer and 3,600 employees providing services in-house.

     In-customer services are rendered by employees who are hired by Technical Services and assigned to work on a specific project of a customer. The period of assignment depends upon the duration of the need for the skills possessed by an individual employee. At the end of an assignment, an employee is either assigned to perform services with another customer, or employment is terminated.

     Technical personnel are attracted to this type of employment by the opportunity to frequently work on "state-of-the-art" projects and by the geographic and industry diversity of the projects. In addition, technical personnel may be compensated at higher rates than the hourly rate equivalent paid to personnel with similar backgrounds and experience who are employed by industry or government. In many instances Technical Services' employees work substantial overtime.

     When performing services on an in-customer basis, Technical Services personnel so assigned are on Technical Services' payroll and are subject to its administrative control. The customer retains technical and supervisory control over the performance of in-customer services. When services are provided to staff and manage non-core peripheral functions of customers, Technical Services provides supervision for employees and may have greater responsibilities for performance.

     When services are performed in-house, Technical Services generally provides supervision for employees, and may have increased responsibility for the performance of work which is monitored in conjunction with customer personnel. Typically, in-house facilities are established only at locations where there is a reasonably concentrated customer base that uses Technical Services continuously.

     In-house operations offer services from one location to customers in the vicinity of such operations. The demand for in-house services is generally more constant than at a customer's facility.
Consequently, the duration of employment of employees working in-house is usually greater than for employees working in-customer. Supervisory personnel at in-house facilities are generally long-term employees and are important in the continuing relationship with customers. Technical Services' largest in-house operations provide services in the automo-tive, chemicals/petrochemicals and marine fields.

     At its locations serving the automotive industry, Technical Services operates a prototype-build facility and assembly-line-tool fabrication facilities. During the year ended December 31, 1994, these operations on a combined basis provided approximately 10% of the segment's revenues. During 1994, the prototype-build facility operated at its approximate capacity while the assembly-line-tool fabrication facilities operated below capacity.

     Industry continues to expand its use of computerized systems to do engineering and design work. In order to continue to provide state-of-the-art services to its customers, Technical Services has made substantial investments in computer-aided design/computer-aided manufacturing ("CAD/CAM") systems supporting a wide range of disciplines at its in-house engineering facilities. The computer technology surrounding these systems continues to change rapidly.
It is expected that additional fixed capital investments in CAD/CAM equipment and software will continue to be made.

     The ability of Technical Services to locate and hire personnel with the capabilities required by customers is critical to its operations. Such personnel have prior experience in their area of expertise. During periods of high demand for specific skills, it is not uncommon for Technical Services to experience pressure to pay higher wage rates or lose employees to competitors who will pay such rates in an attempt to attract personnel with the required skills.
To assist in fulfilling its personnel needs, a computerized retrieval system facilitates the rapid selection of resumes on file so that customers' requirements around the country may be filled quickly.

     Pricing under most contracts between Technical Services and its customers is based on prevailing hourly rates of pay, and contracts generally (i) do not obligate the customer to pay for any fixed number of hours, (ii) give the customer the right to vary the number of technical personnel assigned and (iii) give both the customer and the segment the right to terminate the contract, usually on short notice. Similarly, Technical Services has the right to terminate the employment of its technical employees without notice. Some of these customer contracts contain limitations on the maximum cost to the customer expressed either in a dollar amount or a maximum number of worker hours to be provided.

     Technical Services operated through a network of approximately 130 sales/recruiting offices and in-house engineering/drafting facilities which are situated in major markets throughout the United States, with two offices in Canada and seven offices located overseas. Each office is responsible for determining the potential market for services in its geographic and industrial area, and developing that market through personal contact with prospective and existing customers. Additionally, Technical Services' operating management stays abreast of emerging demand for services so that efforts can be expanded or redirected to take advantage of potential business either in established or new marketing areas.

     Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of price, prior performance and previous experience in successful project completion. Many times customers on in-customer work grant contracts to more than one company to perform work on the same project. Because prices charged to customers are primarily based upon prevailing wage rates in the market-place, customers are aware of these rates and are readily able to judge the reasonableness of competing bids. Consequently, Technical Services competes for contracts based upon price and performance capability and also for the available personnel with the requisite capabilities.

     Reliable statistical information on the technical services industry is not available. It is estimated that approximately 600 companies are engaged in this business generating combined annual revenues of approximately $6.5 billion. No single company or small group of companies is dominant. Competition in the industry is intense both from national as well as smaller local or regional companies, some of which serve only selected industries.

TEMPORARY SERVICES

     The Registrant's Temporary Services segment provides clerical, secretarial, office support, new product demonstration and survey and some semi-skilled light industrial personnel to customers on a temporary basis. The Registrant has de-emphasized light industrial during recent years.

     Customers retain Temporary Services to meet peak period manpower needs, to temporarily replace employees on vacation and to staff special projects. During the year ended December 31, 1994, these services were provided to approximately 11,000 customers.

     Services are performed in customers' facilities by Temporary Services' employees who are hired to work on customers' projects.
The period of assignment depends upon the duration of the need for the skills possessed by an individual employee. At the end of an assignment, an employee is assigned to perform services with another customer, or employment is terminated. Temporary Services personnel so assigned are on Temporary Services' payroll and are subject to its administrative control. The customer retains supervisory control and responsibility for the performance of the employee's services. As of December 31, 1994 Temporary Services had approximately 7,000 employees providing services to customers.

     The ability of Temporary Services to locate and hire personnel with capabilities required by customers is critical to its operations.
     Pricing under contracts between Temporary Services and its customers is based on prevailing hourly rates of pay, and contracts (i) do not obligate the customer to pay for any fixed number of hours, (ii) give the customer the right to vary the number of temporary personnel assigned and (iii) give both the customer and the segment the right to terminate the contract on short notice. Similarly, Temporary Services has the right to terminate the employment of its temporary employees without notice.

     Competition for contracts is based upon price, successful recruiting of personnel with requisite capabilities and, in numerous instances, prior experience with customers.

     Temporary Services operates through a network of approximately 90 sales and recruiting offices, 29 of which are franchised, situated in the United States and Canada. Each office is responsible for determining the potential market for services in its geographic area and developing that market through personal contact with prospective and existing customers.

     Revenues from both company and franchised offices are reflected in the segment's revenues. Temporary Services employs all the temporary personnel, including those recruited by the franchised offices, and also bears the responsibility for billing services to customers and for collection of billings. Franchisees are responsible for selling services to customers, recruiting temporary personnel and their administrative costs. Franchisees are paid a portion of the gross profit on their accounts by Temporary Services.

     Industry leaders Kelly Services, Inc. and Manpower Inc., each has U.S. annual revenues exceeding $2 billion. Temporary Services competes with these leaders as well as with a second tier of approximately a dozen companies in the $100 million to $1 billion revenues range and additionally with hundreds of companies in regional and local markets. The Registrant estimates that companies in those categories of the temporary services industry that it addresses generate annual revenues of approximately $11.5 billion.

MANAGEMENT RECRUITERS

     The Registrant's Management Recruiters segment is believed by management to be the nation's largest professional contingency search and recruiting organization. This segment primarily recruits manage-ment, technical, sales and clerical personnel for permanent employment positions. Candidates are recruited for many different capacities including accounting, administrative, data processing, managerial, personnel, production, research and development, sales, supervision and technical. Fees are paid by the customer-employer only when a candidate is hired.

     Services are performed solely for employers. The fees paid by the employers are generally a percentage of the annual compensation to be paid to the new employee. A fee is earned only after a qualified candidate has been hired and remains employed for a trial period, generally 30 days. There is no additional cost for Management Recruiters' services. Management Recruiters markets its services to employers through personal and telephone contact, direct mail and national advertising in newspapers and periodicals.

     Management Recruiters has recently launched several new product lines complimentary to its search and recruiting activities. They include placing professional, executive, middle management and clerical personnel on a temporary basis, video conferencing services and outplacement services.

     Management Recruiters has developed its temporary placement services with an objective of permanently placing the personnel with the customer-employer. Fee schedules are developed to provide for reduced rates on permanent placement fees in recognition of the temporary services fees paid prior to permanent employment. This arrangement provides both the employee and employer the opportunity to work with one another prior to making a decision on permanent employment. Management Recruiters does, however, provide these services to customers in situations where eventual permanent employment is not contemplated. During 1994, the latter category constituted the majority of the revenues generated. Revenues derived from company-operated and franchised offices for these temporary services are reflected in the segment's revenues. Management Recruiters employs all the personnel and has the responsibility for billing of services to customers. Franchisees are paid a portion of the gross profit on their accounts by Management Recruiters.

     As of December 31, 1994 Management Recruiters had 555 franchised offices and 45 company-owned offices throughout the United States, providing services to both large and small employers in virtually all industries, including nearly all of the Fortune 1,000 companies. The broad geographic scope of operations enables franchisees and company-owned offices to provide nationwide recruiting and matching of employers with job candidates. The network utilizes an inter-office referral system on both national and regional levels which enables all offices to cooperate in fulfilling a customer's requirements.

     Franchisees pay an initial fee generally approximating $45,000 to acquire a franchise. The fee is designed to cover the cost of establishing and bringing a new franchise into the system. Franchisees also pay ongoing royalties based on a percentage of the franchisee's placement fees. Franchisees benefit from Management Recruiters' expertise in the business, and from its national marketing, public relations and advertising campaigns. Further, they receive extensive pre-opening training and start-up assistance on site, such as help in office location and lease negotiation. Franchisees also have the rights to use Management Recruiters' trade names, trademarks, the inter-office referral system, operating techniques, advertising materials, sales programs, video and live interactive video training programs, computer programs, manuals and forms.

     A large number of companies are engaged in the recruitment business and Management Recruiters encounters competition from many of these. Employers commonly offer to more than one company the opportunity to find qualified candidates for a position making competition for qualified individuals intense. Management Recruiters' ability to obtain placements with employers is determined more on its ability to find qualified candidates than on its fee structure.

EMPLOYEES

     At December 31, 1994, the Registrant had approximately 1,500 sales and administrative staff employees. The Registrant believes that its relations with its employees are generally good.





Item 2.   PROPERTIES.

     The Technical Services segment had approximately 130 facilities throughout the United States, two facilities in Canada and seven facilities in Europe, occupying a total of approximately 1.6 million square feet of space. Approximately 1.2 million square feet was devoted to in-house technical services, prototype-build and assembly-line-tool fabrication and the balance to sales, marketing and administrative functions. Facilities containing 220,000 square feet were owned. The remaining facilities were leased under terms generally extending up to five years.

     The Temporary Services business segment occupied 110,000 square feet of office space at approximately 60 locations for its company-owned temporary services offices. These facilities are leased for varying terms generally extending up to eight years. Temporary Services also has 29 franchised offices. Franchisees enter into their own leases for which the segment assumes no obligation.

     The Management Recruiters business segment occupied 120,000 square feet of office space at 45 locations, primarily for its company-owned personnel placement offices. These facilities were leased for varying terms, the majority of which extend up to five years. Management Recruiters also had 555 franchised offices. Franchisees enter into their own leases for which the segment assumes no obligation.

     The Registrant's corporate headquarters are located in Philadelphia, Pennsylvania where office space of approximately 30,000 square feet is leased.

     Facilities are considered suitable and adequate for present levels of operation.







Item 3.   LEGAL PROCEEDINGS.

     Not Applicable







ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                              PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     Stock price and other information regarding the Registrant's common stock is for the years ended December 31, 1994 and 1993. The Registrant's common stock is traded on the New York Stock Exchange.

                                          1994            1993
                                     -------------   -------------
                                      High    Low     High    Low
                                     ------  -----   ------  -----
First quarter                        14-1/2  10-1/4  10-3/8  8-1/4
Second quarter                       15      10-3/8   8-3/4  6-7/8
Third quarter                        14-1/8  12-1/4  11-1/4  7-3/8
Fourth quarter                       19-7/8  12-7/8  13-1/8  8-5/8

     No cash dividends were declared during the years ended December 31, 1994 and 1993. The Company has no present intention of paying cash dividends during the year ending December 31, 1995.

     Shareholders of record on February 15, 1995 numbered 714. The 714 counts each street name account as one shareholder, when, in fact, such an account may represent multiple owners. Taking into account such multiple owners, the total number of shareholders approximated 4,500.

Item 6.   SELECTED FINANCIAL DATA.

     Following is Selected Financial Data for the years ended December 31, 1994, 1993, 1992, 1991 and 1990. The data presented is in thousands, except per share data.


                               1994     1993    1992    1991    1990
                             --------- ------- ------- ------- -------
Earnings Data
- -------------
Revenues                   $ 1,097,599 921,292 855,086 768,089 921,220

Earnings (loss) from
 continuing operations     $    22,371   7,830   3,447  (7,617) 12,046
Loss from discontinued
 operations                          -       -       -       -  (1,677)
                             --------- ------- ------- ------- -------
Net earnings (loss)        $    22,371   7,830   3,447  (7,617) 10,369
                             ========= ======= ======= ======= =======

Per share:
  Earnings (loss) from
   continuing operations   $      1.13     .40     .17    (.39)    .61
  Loss from discontinued
   operations              $         -       -       -       -    (.09)
  Net earnings (loss)      $      1.13     .40     .17    (.39)    .53

Cash dividends             $         -       -       -       -       -


Balance Sheet Data
- ------------------
Total assets               $   297,675 266,710 247,835 229,029 257,656
Long-term debt             $    58,798  62,021  72,190  67,117  61,203
Shareholders' equity       $   138,877 116,503 108,668 105,132 112,747

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations, year ended December 31, 1994 vs. year ended December 31, 1993
- ------------------------------------------------------------------
     Consolidated revenues advanced 19% over the prior year, and operating profit margins on revenues improved to 3.7% from 1.8% in 1993.

     Technical Services segment revenues, which in 1994 represented 84% of the Company's consolidated revenues, grew 19% over the prior year. Operating profit margins for Technical Services were 3.8% in 1994 compared with 2.1% in 1993. The growth of revenues was due to strong demand in most of the industrial markets served by the segment. Revenues in the automotive and telecommunications markets were well ahead of a year ago, as were aircraft/aerospace, electronics and power/energy. Demand in the chemical/petrochemicals markets, however, fell somewhat short of a year ago. The customer base in automotive is more diversified than it was just a few years back, and the customer roster is expanding across all sectors served by the Company. An important impetus for growth in Technical Services was a continued rise in and acceptance of the concept of outsourcing. The growth in the U.S. economy also favorably impacted the segment. Each of the Technical Services segment's many contracts is individually price negotiated, and as a result the price-to-direct cost mix is constantly changing. Its cost structure is generally variable. In periods of substantial increases in revenues, such as in 1994, operating profit margins can widen because the segment can take advantage of certain economies of scale in its support cost structure. Conversely, in periods of decline in demand, such as in 1991, operating results can deteriorate quickly because realization of cost savings typically lags implementation of downsizing and cost reduction programs. The segment has made investments in fixed capital equipment. It is expected that investments will continue for assets such as CAD/CAM hardware and software.

     The Company's Temporary Services segment operates under the name of Todays Temporary. The Company acquired Todays Temporary in late 1991. The segment's revenues, which in 1994 represented 11% of the Company's consolidated revenues, grew 8% over the prior year. Operating profit margins for Temporary Services were 4.1% in 1994 compared with 1.8% in 1993. The growth in the U.S. economy favorably impacted the segment. Additionally, the segment continued to improve its performance via better margins and cost containment following the integration of the old CDI Temporary Services branches into the Todays operations network. The Temporary Services segment is not capital intensive.

     Management Recruiters' revenues, which in 1994 represented 5% of consolidated revenues, grew 58% over the prior year. Operating profit margins for Management Recruiters were 13.8% in 1994 compared with 11.6% in 1993. Management Recruiters' new product offerings, including a temporary middle manager service and a temporary office/clerical service, gave this segment a significant boost in revenues over and above improvements in its traditional middle management search business. The growth in the U.S. economy also favorably impacted the segment. The segment's new temporary services are structured to compliment its search business and are uniquely designed to offer a customer the services of personnel on a temporary basis who are oftentimes candidates for permanent positions with that customer.
The segment is generally not price sensitive and it is not capital intensive.

Results of Operations, year ended December 31, 1993 vs. year ended December 31, 1992
- ------------------------------------------------------------------
     Consolidated revenues advanced 8% over the prior year, and operating profit margins on revenues improved to 1.8% from 1.2% in 1992.

     Technical Services segment revenues, which in 1993 represented 84% of the Company's consolidated revenues, grew 15% over the prior year. Operating profit margins for Technical Services were 2.1% in 1993 compared with 1.8% in 1992. Revenue levels in all of CDI's important Technical Services markets improved in 1993 over 1992. In the automotive field, revenues were ahead of 1992 by 13%. However, the segment's automotive business with its largest customer, General Motors, declined moderately. Revenues in the chemicals/petrochemicals field were up 13% for the year, but demand softened in certain spots in the second half.

     Todays Temporary, the Company's Temporary Services segment, made progress in 1993 integrating the old CDI Temporary Services branches into the Todays operations network. The Company had acquired Todays in late 1991. The segment's revenues in 1993 declined 26% from 1992 because of the closure or sale in 1992 of certain underperforming CDI Temporary branches and because the segment chose to purge much of CDI Temporary's marginally profitable light industrial temporary services business. These changes in business focus favorably affected profit margins and resulted in a profitable year in 1993, reversing CDI Temporary's loss pattern of the past several years.

     Management Recruiters' revenues grew 6% in 1993 over the prior year. Operating profit margins for Management Recruiters were 11.6% in 1993 compared with 10.7% in 1992. Although the segment's middle-management search and recruiting markets improved in 1993, they did so off of a smaller base than existed before the early 1990s recession.

Results of Operations, year ended December 31, 1992 vs. year ended December 31, 1991
- ------------------------------------------------------------------
     Consolidated revenues advanced 11% over the prior year, and operating profit margins on revenues improved to 1.2% compared with a negative 0.6% in 1991.

     Technical Services segment revenues, which in 1992 represented 79% of the Company's consolidated revenues, grew 12% over the prior year. Operating profit margins for Technical Services were 1.8% in

1992 compared with a negative 0.1% in 1991. Apart from the automotive market, most Technical Services markets showed moderate but steady improvement throughout the year, reflecting growing strength in the U.S. economy. The segment's automotive operations, however, continued to feel the effects of the pressures on that industry, and particularly on General Motors, the segment's largest customer. The segment's volume of business with General Motors in 1992 declined to 12% of consolidated revenues, a drop of $125 million below the peak in 1990 when General Motors accounted for 25% of consolidated revenues. Continued improvements in the segment's levels of business with Chrysler, Ford and first tier automotive suppliers were not sufficient to offset this decline. Additionally, fixed costs related to the segment's pre-recession expansion of its automotive capacity continued to be a drag on Technical Services' profits.

     During 1992, the Company's Temporary Services segment undertook a reorganization to convert many of its existing CDI Temporary branches to the Todays Temporary network. Todays was acquired late in 1991.
In the reorganization, certain underperforming CDI Temporary branches were closed or sold, and low-margin light industrial temporary services business was phased down. Todays was the principal contributor to the increase in revenues in 1992 over 1991, and Todays' profits offset part of CDI Temporary's losses for the year.

     Management Recruiters segment revenues declined 6% in 1992, but operating profit margins improved to 10.7% from 8.5% a year ago. The substantial thinning of middle-management ranks created fewer middle management position openings. Despite the lower volume in 1992, cost control measures and downsizing in 1990 and 1991 enabled the segment to improve its profitability.

Inflation
- ---------
     The Technical Services and Temporary Services business segments' services are priced generally in close relationship with direct labor costs. Management Recruiters' middle management search services are priced as a function of salary levels of job candidates. In recent years inflation has not been a meaningful factor.

Liquidity and Capital Resources
- -------------------------------
     Expansions and contractions in the levels at which the Company's businesses operate directly affect consolidated working capital, which in turn has a direct relationship to total capital employed because of the high concentration of total assets represented by current assets. Working capital increased in 1994 primarily because of the higher levels of business at which the Company was operating. The ratio of current assets to current liabilities was 2.3 to 1 as of December 31, 1994 and 1993, compared with 2.9 to 1 as of December 31, 1992.

     The Company's main sources of liquidity have been from operations and from borrowings, including a revolving credit agreement and short-term lines of credit with banks. The revolving credit agreement provides for borrowings of up to $100 million. Long-term borrowings outstanding under all agreements at December 31, 1994 were $59 million. Considering the most restrictive of the limitations placed on bank borrowings by the agreements, the available borrowing capacity to the Company under the revolving credit agreement (using borrowings outstanding as of December 31, 1994) was $52 million. These sources have been adequate to support growth opportunities in the Company's businesses. The consolidated ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 30% as of December 31, 1994 compared with 35% as of December 31, 1993 and 40% as of December 31, 1992.

     Current assets represent a high portion of consolidated total assets. An important source of liquidity is the Company's large current asset position with its concentration of highly liquid receivables. This source could be tapped voluntarily by reducing the volume of business accepted, thereby turning a portion of working capital into cash. Similarly, when the Company's business levels contract, such as during periods of economic decline, a portion of working capital is turned into cash. The Company believes that the public and private debt and equity markets would be currently available as sources of additional capital.

     On December 31, 1993, the Company had abnormally high cash balances and current debt amounting to $16 million. Both cash and current debt were reduced by $16 million in early 1994.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     CDI CORP. AND SUBSIDIARIES
                 Consolidated Statements of Earnings
             Years ended December 31, 1994, 1993 and 1992
                 (In thousands, except per share data)


                                             1994     1993     1992
                                          ---------  -------  -------
Revenues                                $ 1,097,599  921,292  855,086

Cost of operations                        1,006,483  857,828  798,272
                                          ---------  -------  -------
Gross profit                                 91,116   63,464   56,814

General and administrative expenses          50,190   47,110   46,850
                                          ---------  -------  -------
Operating profit                             40,926   16,354    9,964

Interest expense                              4,111    3,727    4,103
                                          ---------  -------  -------
Earnings before income taxes and
  minority interests                         36,815   12,627    5,861

Income taxes                                 14,413    4,790    2,493
                                          ---------  -------  -------
Earnings before minority interests           22,402    7,837    3,368

Minority interests                               31        7      (79)
                                          ---------  -------  -------
Net earnings                            $    22,371    7,830    3,447
                                          =========  =======  =======



Net earnings per share                  $      1.13      .40      .17



See accompanying notes to financial statements.

                      CDI CORP. AND SUBSIDIARIES
             Consolidated Statements of Retained Earnings
             Years ended December 31, 1994, 1993 and 1992
                            (In thousands)


                                              1994     1993     1992
                                             -------  -------  -------
Balance at beginning of year               $ 103,761   95,931   92,484

Net earnings                                  22,371    7,830    3,447
                                             -------  -------  -------
Balance at end of year                     $ 126,132  103,761   95,931
                                             =======  =======  =======


See accompanying notes to financial statements.

                     CDI CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                     December 31, 1994 and 1993
                  (In thousands, except share data)


Assets                                               1994      1993
- ------                                              -------   -------
Current assets:
 Cash                                             $   5,160    20,361
 Accounts receivable, less allowance for
  doubtful accounts of $3,184-1994;
  $1,785-1993                                       214,867   168,051
 Prepaid expenses                                     4,389     4,581
                                                    -------   -------
        Total current assets                        224,416   192,993

Fixed assets, at cost:
 Land                                                 3,013     3,377
 Buildings                                            9,884    11,179
 Computer-aided design systems                       26,328    24,554
 Equipment and furniture                             76,412    70,965
 Leasehold improvements                              11,976    11,053
                                                    -------   -------
                                                    127,613   121,128
 Accumulated depreciation                            84,560    78,442
                                                    -------   -------
        Net fixed assets                             43,053    42,686

Deferred income taxes                                 2,124     1,724
Goodwill and other intangible assets                 22,048    23,791
Other assets                                          6,034     5,516
                                                    -------   -------
                                                  $ 297,675   266,710
                                                    =======   =======

                     CDI CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                     December 31, 1994 and 1993
                  (In thousands, except share data)


Liabilities and Shareholders' Equity                 1994      1993
- ------------------------------------                -------   -------
Current liabilities:
 Current portion of long-term debt                $       -    16,000
 Obligations not liquidated because of
  outstanding checks                                  6,733     4,038
 Accounts payable                                    10,766     6,836
 Withheld payroll taxes                               5,635     1,425
 Accrued compensation and related costs              45,223    37,615
 Other accrued expenses                              13,915     9,116
 Currently payable income taxes                      10,016     7,516
 Deferred income taxes                                3,879     2,525
                                                    -------   -------
        Total current liabilities                    96,167    85,071

Long-term debt                                       58,798    62,021
Deferred compensation                                 3,528     2,649
Minority interests                                      305       466

Shareholders' equity:
 Preferred stock, $.10 par value -
  authorized 1,000,000 shares; none
  issued                                                  -         -
 Common stock, $.10 par value -
  authorized 100,000,000 shares;
  issued 19,739,983 shares                            1,974     1,974
 Class B common stock, $.10 par value -
  authorized 3,174,891 shares; none
  issued                                                  -         -
 Additional paid-in capital                          11,361    11,361
 Retained earnings                                  126,132   103,761
 Less common stock in treasury, at cost -
  25,055 shares-1994; 25,155 shares-1993               (590)     (593)
                                                    -------   -------
        Total shareholders' equity                  138,877   116,503
                                                    -------   -------
                                                  $ 297,675   266,710
                                                    =======   =======


See accompanying notes to financial statements.

                     CDI CORP. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
             Years ended December 31, 1994, 1993 and 1992
                            (In thousands)


                                              1994     1993     1992
                                             ------   ------   ------
Operating activities:
 Net earnings                              $ 22,371    7,830    3,447
 Minority interests                              31        7      (79)
 Depreciation                                11,926   12,416   11,813
 Amortization of intangible assets            2,251    2,917    3,409
 Imaging business reserve                         -     (224)  (1,120)
 Income tax provision greater than
   tax payments                               3,459    1,851    3,087
 Change in assets and liabilities
   net of effects from acquisitions:
   (Increase) in accounts receivable        (47,008)    (199) (10,707)
   Increase in payables and accrued
     expenses                                20,547      394    3,634
   Other                                        238    1,522   (1,360)
                                             ------   ------   ------
                                             13,815   26,514   12,124
                                             ------   ------   ------
Investing activities:
 Purchases of fixed assets                  (13,974) (11,214)  (8,787)
 Acquisitions net of cash acquired             (198)  (4,070)  (8,920)
 Other                                        1,684   (2,161)   1,600
                                             ------   ------   ------
                                            (12,488) (17,445) (16,107)
                                             ------   ------   ------
Financing activities:
 Borrowings long-term debt                        -   16,128    6,158
 Payments long-term debt                    (19,223) (11,324)  (3,066)
 Obligations not liquidated
   because of outstanding checks              2,695      243    2,522
 Other                                            -        -       77
                                             ------   ------   ------
                                            (16,528)   5,047    5,691
                                             ------   ------   ------
Increase (decrease) in cash                 (15,201)  14,116    1,708
Cash at beginning of year                    20,361    6,245    4,537
                                             ------   ------   ------
Cash at end of year                        $  5,160   20,361    6,245
                                             ======   ======   ======

See accompanying notes to financial statements.

                    CDI CORP. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS


Significant Accounting Policies
- -------------------------------
Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after elimination of intercompany balances and transactions.

Fixed Assets - Depreciation of fixed assets is provided generally on the straight-line method at rates calculated to provide for retirement of assets at the end of their estimated useful lives. The annual rates generally used are 3-1/3% for buildings, 25% for computer-aided design systems, 10% to 25% for equipment and furniture and the lesser of the life of the lease or asset for leasehold improvements.

Goodwill and Other Intangible Assets - The net assets of subsidiaries acquired, which were accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets is reflected in the consolidated balance sheets as goodwill - $18,033,000 at December 31, 1994 and $18,804,000 at December 31, 1993. Goodwill of $13,985,000 at December 31, 1994 and $14,756,000 at December 31, 1993 is being amortized on the straight-line method over ten to forty years. Amortization for goodwill in 1994 and 1993 was $957,000 and $1,231,000, respectively, resulting in accumulated amortization of $5,010,000 as of December 31, 1994 and $4,053,000 as of December 31, 1993.

Other intangible assets, primarily arising in conjunction with acquisitions, include agreements with individuals not to enter into competing businesses with the Company, the value for an established customer base and the value for acquired temporary services franchise arrangements. Other intangible assets of $4,015,000 and $4,987,000 were recorded at December 31, 1994 and 1993, respectively, and are being amortized on the straight-line method over two to twelve years. Amortization for other intangible assets in 1994 and 1993 was $1,294,000 and $1,686,000, respectively, resulting in accumulated amortization of $3,308,000 as of December 31, 1994 and $4,101,000 as of December 31, 1993.

The Company periodically evaluates its goodwill and other intangible assets to determine whether or not the carrying value of any of these assets has been impaired.

Obligations Not Liquidated Because of Outstanding Checks - The Company manages its levels of cash in banks to minimize its cash balances. Cash balances as reflected by banks are always higher than the Company's book balances because of checks in float throughout the banking system. Cash is generally not provided to accounts until checks are presented for payment. The differences in balances created by this float result in negative cash balances in the Company's records. These negative balances are reflected in current liabilities as Obligations Not Liquidated Because of Outstanding Checks.

Income Taxes - The Company and its wholly-owned U.S. subsidiaries file a consolidated federal income tax return. Other U.S. subsidiaries file separate federal income tax returns. Deferred income taxes are recorded for taxes estimated to be payable in future years based upon differences between the financial reporting and tax bases of assets and liabilities and for operating loss carryforwards. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments - The carrying value of financial instruments approximate fair value. The Company's financial instruments are accounts receivable, accounts payable and long-term debt.

Per Share Data - For the years ended December 31, 1994, 1993 and 1992, earnings per share of common stock are based on the weighted average number of shares of common stock and dilutive common share equivalents (which arise from stock options) outstanding during the years. No further dilution resulted from a computation of fully diluted earnings per share. The number of shares used to compute earnings per share was 19,778,980, 19,728,401 and 19,718,254 for the years ended December 31,
1994, 1993 and 1992, respectively.

Acquisitions
- ------------
     During the year ended December 31, 1994 there were investments totalling $198,000 that relate to an acquisition in a prior year and to the acquisition of the minority interests in a subsidiary. Goodwill relating to these subsidiaries increased by $198,000.

     During the year ended December 31, 1993 the Company made an acquisition in Technical Services. Cash aggregating $4,070,000 was invested. The acquisition was accounted for using the purchase method. Assets (including goodwill of $1,182,000) of $7,133,000 were acquired along with liabilities of $3,063,000. Goodwill is being amortized on the straight-line method over twenty years. The consolidated state-ments of earnings include the results of operations for the acquired company from date of acquisition. The acquisition did not have a significant effect upon reported earnings for the year ended December 31, 1993 and earnings for 1993 would not have been significantly different than reported had the acquisition occurred January 1, 1993.

     During the year ended December 31, 1992 the Company made several acquisitions, none of which was individually material, in Technical Services and Temporary Services. Cash aggregating $8,399,000, net of cash acquired, was invested. The acquisitions were accounted for using the purchase method. Assets (including goodwill of $3,597,000) of $15,294,000 were acquired along with liabilities of $5,129,000. Goodwill is being amortized on the straight-line method over twenty years. In addition, there were investments of $521,000 relating to acquisitions in prior years all of which increased goodwill. The consolidated statements of earnings include the results of operations for the acquired companies from their respective dates of acquisition.

The acquisitions did not have a significant effect upon reported earnings for the year ended December 31, 1992 and earnings for 1992 would not have been significantly different than reported had the acquisitions occurred January 1, 1992.

Accounts Receivable
- -------------------
     The Company's principal asset is accounts receivable. Receivables arise from services provided pursuant to contracts or agreements with customers for such services. Historically, losses due to customers' inability to comply with the payment terms of their contracts or agreements with the Company have not been significant. The primary users of the Company's services are large U.S. based industrial and commercial concerns, many of which are Fortune 500 companies, and the U.S. Government.

     Accounts receivable as of December 31, 1994 for Technical Services, Temporary Services and Management Recruiters were $197,144,000, $13,283,000 and $4,440,000, respectively, and as of
December 31, 1993 were $152,405,000, $12,831,000 and $2,815,000, respectively. Receivables from the automotive industry comprised approximately 40% of consolidated receivables as of December 31, 1994 and 35% as of December 31, 1993. Additionally, receivables in chemicals/petrochemicals industry represented approximately 10% of receivables as of December 31, 1994 and 15% as of December 31, 1993. The aircraft/aerospace and electronics industries each represented approximately 10% of receivables as of December 31, 1994 and 1993.
It is not Company or industry practice to require collateral or other security because of the nature of the customer base involved.

     Accounts receivable include both billed and unbilled receivables. Unbilled receivables include $38,000,000 as of December 31, 1994 and $23,000,000 as of December 31, 1993 for the recognized revenue value on fixed price contracts in progress in excess of amounts already billed. Billings on fixed price contracts generally can be rendered upon completion of specified portions of work. All such billings can be rendered and should be collected within the ensuing year.

Long-term Debt
- --------------
     Long-term debt at December 31, 1994 and 1993 was as follows
($000s):
                                                      1994     1993
                                                     ------   ------
Notes payable to banks under revolving
 credit agreement with interest at
 6-3/8% at December 31, 1994                       $ 48,000   48,000
Notes payable to banks under short-term
 lines of credit with interest at 6-5/8%
 at December 31, 1994                                10,000   28,150
Other                                                   798    1,871
                                                     ------   ------
                                                     58,798   78,021
Current portion of long-term debt                         -   16,000
                                                     ------   ------
                                                   $ 58,798   62,021
                                                     ======   ======

     A revolving credit agreement with a syndicate of banks provides for borrowings up to $100 million. Borrowings outstanding at March 31, 1997 may be converted into term debt which would mature in quarterly installments payable over four years. There was an initial one-time fee paid equal to 1/8% of the banks' commitments and there is an annual facility fee equal to 3/10% of the banks' commitments. Interest rate alternatives are available whereby the Company can elect to have interest be at either (i) rates quoted competitively by the syndicate banks on a transactional basis with borrowings awarded to the lowest bidder(s), (ii) rates quoted on the Interbank Eurodollar Market ("LIBOR") (adjusted for reserve requirements) plus a LIBOR margin that can range from 1/2% to 1-1/2% depending upon the ratio of all of the Company's borrowings to its cash flow or (iii) rates determined by the greater of either (a) the prime rate or (b) the overnight Federal funds rate plus 1/2%. The ratio for the LIBOR margin is determined each quarter using borrowings outstanding at the end of the quarter and cash flow for the four quarters then ended. The resulting ratio is used to determine the applicable LIBOR Margin for the ensuing quarter.

     Uncommitted short-term lines of credit with five banks are also available under which interest rates are quoted on a transactional basis and are related to the banks' costs of funds.

     All borrowings at December 31, 1994 are classified long-term because the Company intends to finance maturities as they become due with borrowings under the revolving credit agreement. As of December 31, 1994 borrowings scheduled to mature in 1995 were $10,716,000, with $44,000 due in 1996, $9,016,000 due in 1997 and $12,012,000 due in each of 1998 and 1999.

     The revolving credit agreement places limitations on certain transactions that include acquisition by the Company of its securities, payment of cash dividends and investments in other businesses. In addition, the credit agreement includes certain other requirements. A consolidated current ratio of at least 1.5 is to be maintained.

Consolidated tangible net worth (total shareholders' equity less goodwill and other intangible assets) shall be at least $70 million plus 35% of consolidated net earnings after December 31, 1992 ($80,570,000 as of December 31, 1994). If interest coverage (ratio of operating profit to interest expense using the most recent four quarters) is less than 1 to 1, the tangible net worth requirement is increased by $5 million. The ratio of consolidated indebtedness for borrowings to total capital (sum of consolidated current and long-term debt, non-current deferred income taxes, minority interests and tangible net worth) shall not exceed .60. The Company was in compliance with the terms of the credit agreement through December 31, 1994.

Capital Stock
- -------------
     Common stock and Class B common stock have equal rights except that dividends, other than stock dividends, may be declared and paid on common stock in excess of amounts declared and paid on Class B common stock. The Class B common stock is convertible on a share-for-share basis into common stock and Class B shares so converted shall be cancelled.

     At December 31, 1994, 788,750 shares of common stock were reserved for issuance under the non-qualified stock option and stock appreciation rights plan.

     During the years ended December 31, 1994, 1993 and 1992, 100 shares, 200 shares and 500 shares, respectively, of common stock held in treasury were reissued. These shares had a cost of $3,000, $5,000, and $12,000, respectively.

     During the year ended December 31, 1992, 11,250 shares of common stock were issued pursuant to the exercise of stock options under the Company's non-qualified stock option and stock appreciation rights plan. The issuance of these shares increased common stock by $1,000 and additional paid-in capital by $76,000.

Stock Plan
- ----------
     Under the terms of a non-qualified stock option and stock appreciation rights plan, options and stock appreciation rights to purchase an aggregate of 788,750 shares of common stock may be granted separately or in tandem to salaried employees, consultants and directors. Stock appreciation rights may also be granted with respect to outstanding options. Grants under the plan are determined by a stock option committee appointed by the board of directors. The price at which options or stock appreciation rights may be exercised shall not be less than 50% of the market value per share of the Company's common stock on the date of grant and, unless otherwise determined by the committee, options or rights granted under the plan shall not be exercised after five years from date of grant.

     The plan permits optionees to purchase stock via cash payment, the delivery of shares of the Company's common stock in lieu of cash, or a combination of both. Upon the exercise of stock appreciation rights, the recipient of such rights will receive an amount equal to the excess of the then market price of the shares subject to the rights over the exercise price of the rights. The amount of such excess is payable one-half in cash and one-half in shares of the common stock of the Company, valued at the then market price. The exercise of one alternative by a holder of a tandem grant also reduces the number of shares then exercisable with respect to the other alternative.

     During the years ended December 31, 1994, 1993 and 1992 options were granted to purchase 107,000 shares, 200,000 shares and 60,000 shares, respectively, at average option prices per share of $15.06, $10.38 and $6.58, respectively. No stock appreciation rights were granted during any of these years. The only exercise of stock options or stock appreciation rights during the years ended December 31, 1994, 1993 and 1992 were 11,250 option shares in 1992 at a price of $6.86 per share.

     At December 31, 1994, 1993 and 1992 options were outstanding to purchase 351,000, 252,000 and 60,000 shares of common stock, respectively, at average prices of $11.32, $9.59 and $6.58 per share, respectively. Options to purchase 113,333 shares and 106,667 shares were exercisable at December 31, 1994 and 1993, respectively, at average prices of $9.12 and $9.30, respectively. At December 31, 1992, there were no options exercisable. No stock appreciation rights were outstanding as of December 31, 1994, 1993 or 1992.

Income Taxes
- ------------
     The provision for income taxes for the years ended December 31, 1994, 1993 and 1992 was comprised of the following ($000s):

                                    Total    Federal  State   Foreign
                                   -------   -------  ------  -------
1994
- ----
Current                          $  13,473   11,515    1,475      483
Deferred                               940    1,366     (422)      (4)
                                    ------   ------    -----    -----
                                 $  14,413   12,881    1,053      479
                                    ======   ======    =====    =====
1993
- ----
Current                          $   7,535    6,489      980       66
Deferred                            (2,745)  (2,210)    (515)     (20)
                                    ------   ------    -----    -----
                                 $   4,790    4,279      465       46
                                    ======   ======    =====    =====
1992
- ----
Current                          $   1,975    1,012      928       35
Deferred                               253      745     (439)     (53)
Benefits reducing goodwill             265      265        -        -
                                    ------   ------    -----    -----
                                 $   2,493    2,022      489      (18)
                                    ======   ======    =====    =====

     The tax effects of the principal components creating net deferred income tax liabilities as of December 31, 1994 and 1993 were as follows ($000s):

                                                      1994      1993
                                                     ------    ------
Components creating deferred tax liabilities
  Deferral of revenues and accounts receivable     $ 15,830    11,392
  Basis differences for fixed assets                    351       218
  Other                                               1,323     1,222
                                                     ------    ------
                                                     17,504    12,832
Components creating deferred tax assets
  Expenses accrued not currently deductible         (13,612)  (10,045)
  Intangible assets amortization                     (1,299)   (1,017)
  Other                                                (316)     (919)
  Carryforwards, primarily operating losses          (1,041)     (989)
                                                     ------    ------
                                                    (16,268)  (12,970)
Valuation allowances                                    519       939
                                                     ------    ------
                                                   $  1,755       801
                                                     ======    ======

     The net change in the valuation allowances for the years ended December 31, 1994 and 1993 was a decrease of $420,000 and $35,000, respectively.

     The effective income tax rates for the years ended December 31, 1994, 1993 and 1992 differed from the federal rate as follows:

                                                 1994   1993   1992
                                                 ----   ----   ----
Federal rate                                       35%    34%    34%
State income taxes                                  2%     2%    10%
Foreign income taxes                                -      -      4%
Expenses permanently nondeductible
  for tax purposes                                  2%     2%    10%
Effect of adopting Statement No. 109                -      -    (12%)
Capital loss carryforward                           -      -     (3%)
                                                  ---    ---    ---
Effective income tax rate                          39%    38%    43%
                                                  ===    ===    ===

     Certain subsidiaries have operating loss carryforwards for tax purposes the realization of which is dependent upon the respective subsidiaries having sufficient taxable income in future years to use the carryforwards. At December 31, 1994 for federal income tax purposes, these carryforwards aggregated approximately $1,300,000 and expire in varying amounts from 2002 through 2008. The tax benefits of approximately $100,000 of these carryforwards reduce goodwill and have been recognized for financial reporting purposes. Of the remaining $1,200,000, benefits relating to $800,000 have been recognized for financial reporting purposes. Benefits for the remaining $400,000 have not been recognized and are included in the valuation allowance as of December 31, 1994.

     At December 31, 1994 for state income tax purposes, there were operating loss carryforwards aggregating approximately $6,800,000 expiring in varying amounts from 1995 through 2009. Benefits relating to approximately $2,600,000 have been recognized for financial reporting purposes. Benefits for the remaining $4,200,000 have not been recognized and are included in the valuation allowance as of December 31, 1994.

Retirement Plans
- ----------------
     Trusteed contributory and non-contributory defined contribution retirement plans have been established for the benefit of eligible employees. Costs of the plans are charged to earnings and are based on either a formula using a percentage of compensation or an amount determined by the board of directors of a company limited to the amount allowable for Federal income tax purposes. Costs are funded as accrued. Charges to earnings for contributions to these retirement plans for the years ended December 31, 1994, 1993 and 1992 were $1,813,000, $1,638,000 and $2,050,000, respectively.

     Except for retirement plans, the Company provides no other postretirement benefits. Further, the Company does not provide postemployment benefits. Therefore, the Financial Accounting Standards Board Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and the Financial Accounting Standards Board Statement No. 112, Employers' Accounting for Postemployment Benefits, do not apply to the Company.

Leases
- ------
     Offices used for sales, recruiting and administrative functions and facilities used for in-house engineering, design and drafting are occupied under numerous leases which expire through 2010. In addition, there are leases for computers and office equipment. Rentals under all leases for the years ended December 31, 1994, 1993 and 1992 were $18,348,000, $17,969,000 and $23,898,000, respectively.

     For periods after December 31, 1994, approximate minimum annual rentals under non-cancellable leases aggregate $38,560,000 with rentals of $12,346,000 due in 1995, $9,630,000 due in 1996, $6,827,000 due in
1997, $4,458,000 due in 1998 and $2,963,000 due in 1999.

Business Segments
- -----------------
     Business segment data for the years ended December 31, 1994, 1993 and 1992 follows ($000s):

     Technical Services - This segment provides principally technical services and temporary engineering, drafting, designing and other technical personnel to a broad range of customers in industry and to the United States Government.

     Temporary Services - This segment provides temporary clerical, secretarial and office support personnel services to a broad range of commercial customers.

     Management Recruiters - This segment provides principally a contingency search and recruiting service for permanent employment of management, technical, sales and clerical personnel.

                                             1994     1993     1992
                                            -------  -------  -------
Revenues
- --------
Technical Services                      $   924,069  776,446  672,723
Temporary Services                          121,180  111,739  151,084
Management Recruiters                        52,350   33,107   31,279
                                          ---------  -------  -------
                                        $ 1,097,599  921,292  855,086
                                          =========  =======  =======
Operating profit (loss)
- -----------------------
Technical Services                      $    35,433   16,202   12,349
Temporary Services                            5,002    2,015     (641)
Management Recruiters                         7,240    3,856    3,332
Corporate expenses                           (6,749)  (5,719)  (5,076)
                                          ---------  -------  -------
                                        $    40,926   16,354    9,964
                                          =========  =======  =======
Identifiable assets
- -------------------
Technical Services                      $   260,596  215,640  213,544
Temporary Services                           23,013   23,648   25,392
Management Recruiters                         8,310    5,486    4,877
Corporate                                     5,756   21,936    4,022
                                          ---------  -------  -------
                                        $   297,675  266,710  247,835
                                          =========  =======  =======
Capital additions
- -----------------
Technical Services                      $    12,610   10,105    7,746
Temporary Services                              557      457      795
Management Recruiters                           733      434      208
Corporate                                        74      218       38
                                          ---------  -------  -------
                                        $    13,974   11,214    8,787
                                          =========  =======  =======

                                            1994      1993     1992
                                          ---------  -------  -------
Depreciation expense
- --------------------
Technical Services                      $    10,738   11,290   10,375
Temporary Services                              582      548      797
Management Recruiters                           483      505      580
Corporate                                       123       73       61
                                          ---------  -------  -------
                                        $    11,926   12,416   11,813
                                          =========  =======  =======

     For the years ended December 31, 1994, 1993 and 1992 Technical Services had a customer that provided revenues equal to 10%, 11% and 12%, respectively, of consolidated revenues.

Legal Proceedings and Claims
- ----------------------------
     Litigation and other claims, which arise in the ordinary course of business, are pending. Substantive defenses and/or insurance are available such that the outcome of these items should not have a material adverse effect on the financial condition or results of operations of the Company.

                    INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of CDI Corp.:

     We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of earnings, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1994. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule listed under the heading "Financial statement schedules" on page 33. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




February 27, 1995                     /s/ KPMG PEAT MARWICK LLP
1600 Market Street                   ---------------------------------
Philadelphia, PA  19103               KPMG Peat Marwick LLP

                      CDI CORP. AND SUBSIDIARIES
                          Quarterly Earnings
                Years Ended December 31, 1994 and 1993
                (In thousands, except per share data)


                          First   Second    Third   Fourth
                         quarter  quarter  quarter  quarter    Year
1994                     -------  -------  -------  -------  ---------
- ----
Revenues               $ 249,231  264,901  288,700  294,767  1,097,599
Gross profit              19,348   21,137   25,357   25,274     91,116
Operating profit           7,589    8,462   12,266   12,609     40,926
Interest expense             976      892    1,068    1,175      4,111
Net earnings               3,944    4,461    6,632    7,334     22,371


Per share                    .20      .23      .34      .37       1.13


1993
- ----
Revenues               $ 217,467  233,534  232,735  237,556    921,292
Gross profit              14,006   16,891   16,352   16,215     63,464
Operating profit           2,382    3,811    5,799    4,362     16,354
Interest expense             832    1,078      961      856      3,727
Net earnings                 897    1,572    2,942    2,419      7,830


Per share                    .05      .08      .15      .12        .40

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.











                              PART III

     Part III of this form is omitted by the Registrant since it will file with the Commission a definitive proxy statement pursuant to Regulation 14A involving the election of directors not later than 120 days after the close of the fiscal year.











                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

     (a)  Documents filed as part of this report

          Financial statements
            The consolidated balance sheets of the Registrant as of December 31, 1994 and 1993, the related consolidated statements of earnings, retained earnings and cash flows for each of the years ended December 31, 1994, 1993 and 1992, the footnotes thereto and the report of KPMG Peat Marwick LLP, independent auditors, are filed herein.

          Financial statement schedules
            Schedule submitted for the years ended December 31, 1994, 1993 and 1992.
            II - Valuation and Qualifying Accounts

     (b) Registrant was not required to file a Form 8-K during the quarter ended December 31, 1994.

     (c)  Exhibits

             3.(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

               (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the EDGAR filing made by the Registrant on March 21, 1994 in connection with the Registrant's definitive Proxy statement for its annual meeting of shareholders held on May 3, 1994 (File No. 1-5519). (Constitutes a manage-ment contract or compensatory plan or arrangement)

               b. Employment Agreement dated May 1, 1973 by and between Comprehensive Designers, Inc. and Walter
                     R. Garrison, incorporated herein by reference to
                     Exhibit 10.e. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               c. Employment Agreement dated April 1, 1963, as amended and restated effective May 1, 1986, by and between Registrant and Christian M. Hoechst, incorporated herein by reference to Registrant's report on Form 10-K for the year ended April 30, 1987 (File No. 1-5519). (Constitutes a manage-ment contract or compensatory plan or arrangement)

               d. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar
                     D. Landis, incorporated herein by reference to
                     Exhibit 10.g. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            11.      Statement re computation of per share earnings.
            21.      Subsidiaries of the Registrant.
            23.      Consents of experts and counsel.
            27.      Financial Data Schedule.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              CDI Corp.
- -------------------------------------


By: /s/ Walter R. Garrison
- -------------------------------------
    Walter R. Garrison, President

Date:   February 27, 1995
- -------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Walter R. Garrison
- -------------------------------------
    Walter R. Garrison
    President and Director
    (Principal Executive Officer)

Date:   February 27, 1995
- -------------------------------------


By: /s/ Edgar D. Landis
- -------------------------------------
    Edgar D. Landis
    Executive Vice President,
    Finance and Director
    (Principal Financial and
    Accounting Officer)

Date:   February 27, 1995
- -------------------------------------


By: /s/ Walter E. Blankley
- -------------------------------------
    Walter E. Blankley
    Director

Date:   February 27, 1995
- -------------------------------------

By: /s/ Christian M. Hoechst
- -------------------------------------
    Christian M. Hoechst
    Director

Date:   February 27, 1995
- -------------------------------------


By: /s/ Lawrence C. Karlson
- -------------------------------------
    Lawrence C. Karlson
    Director

Date:   February 27, 1995
- -------------------------------------


By: /s/ Allen M. Levantin
- -------------------------------------
    Allen M. Levantin
    Director

Date:   February 27, 1995
- -------------------------------------


By: /s/ Alan B. Miller
- -------------------------------------
    Alan B. Miller
    Director

Date:   February 27, 1995
- -------------------------------------


By: /s/ John W. Pope
- -------------------------------------
    John W. Pope
    Director

Date:   February 27, 1995
- -------------------------------------


By: /s/ Allen I. Rosenberg
- -------------------------------------
    Allen I. Rosenberg
    Director

Date:   February 27, 1995
- -------------------------------------

By: /s/ Barton J. Winokur
- -------------------------------------
    Barton J. Winokur
    Director

Date:   February 27, 1995
- -------------------------------------

                                                           Schedule II
                                                           -----------



                          CDI CORP. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                   (Allowance for Uncollectible Receivables)

                 Years ended December 31, 1994, 1993 and 1992



                                           Uncollectible
                                 Additions  receivables
                      Balance at  charged   written off,             Balance
                      beginning     to        net of       Other     at end
                      of year    earnings   recoveries    changes    of year
                      ---------- --------- ------------- ---------- ---------
December 31, 1994   $ 1,785,000  2,196,000     797,000       -      3,184,000

December 31, 1993   $ 1,644,000    655,000     585,000    71,000(a) 1,785,000

December 31, 1992   $ 1,979,000  1,000,000   1,478,000   143,000(a) 1,644,000










(a) Allowance for uncollectible receivables at dates of acquisition of subsidiaries purchased during the year.

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549







                              CDI CORP.





                              EXHIBITS


                                 to


                            Annual Report


                              FORM 10-K


                    Year ended December 31, 1994


                                Under


                   SECURITIES EXCHANGE ACT OF 1934

                           INDEX TO EXHIBITS                         40

Number                           Exhibit                          Page
- -------  -------------------------------------------------------  ----
 3.(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

   (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the EDGAR filing made by the Registrant on March 21, 1994 in connection with the Registrant's definitive Proxy statement for its annual meeting of shareholders on May 3, 1994 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   b. Employment Agreement dated May 1, 1973 by and between Comprehensive Designers, Inc. and Walter R. Garrison, incorporated herein by reference to Exhibit 10.e. to Registrant's registration statement on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   c. Employment Agreement dated April 1, 1963, as amended and restated effective May 1, 1986, by and between Registrant and Christian M. Hoechst, incorporated herein by reference to Registrant's report on Form 10-K for the year ended April 30, 1987 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   d. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar D. Landis, incorporated herein by reference to Exhibit 10.g. to Registrant's registration statement on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

11.      Statement re computation of per share earnings.            41

21.      Subsidiaries of the Registrant.                            42

23.      Consents of experts and counsel.                           45

27.      Financial Data Schedule.                                   46