Form 10-Q
period 1995-03-31
CDI CORP
filed 1995-05-10
CIK 18396

1

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1995
                                   --------------

                                  OR

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                TO
                                   --------------    --------------

    Commission file number 1-5519
                           ------

                              CDI CORP.
       ------------------------------------------------------
       (Exact name of Registrant as specified in its charter)


      Pennsylvania                                   23-2394430
- -------------------------                     -----------------------
(State or other jurisdic-                     (I.R.S. Employer
 tion of incorporation or                      Identification Number)
 organization)


      1717 Arch Street, 35th Floor, Philadelphia, PA  19103-2768
      ----------------------------------------------------------
               (Address of principal executive offices)

Registrant's telephone number, including area code:    (215) 569-2200
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

     Outstanding shares of each of the Registrant's classes of common stock as of April 28, 1995 were:

     Common stock, $.10 par value                   19,714,928 shares
     Class B common stock, $.10 par value                  None

                    PART 1.  FINANCIAL INFORMATION

                      CDI CORP. AND SUBSIDIARIES

                     Consolidated Balance Sheets
                           (In thousands)



                                               March 31,  December 31,
Assets                                           1995         1994
- ------                                         ---------  ------------
Current assets:
  Cash                                        $   5,692       5,160
  Accounts receivable, less allowance
   for doubtful accounts of $2,034 -
   March 31, 1995; $3,184 - December 31,
   1994                                         257,679     214,867
  Prepaid expenses                                5,082       4,389
                                                -------     -------
         Total current assets                   268,453     224,416

Fixed assets, at cost:
  Land                                            2,647       3,013
  Buildings                                       8,724       9,884
  Computer-aided design systems                  25,191      26,328
  Equipment and furniture                        82,254      76,412
  Leasehold improvements                         12,600      11,976
                                                -------     -------
                                                131,416     127,613
  Accumulated depreciation                       86,564      84,560
                                                -------     -------
         Net fixed assets                        44,852      43,053

Deferred income taxes                             2,245       2,124
Goodwill and other intangible assets             21,559      22,048
Other assets                                      6,407       6,034
                                                -------     -------
                                              $ 343,516     297,675
                                                =======     =======

                      CDI CORP. AND SUBSIDIARIES

                     Consolidated Balance Sheets
                  (In thousands, except share data)



                                               March 31,  December 31,
Liabilities and Shareholders' Equity             1995         1994
- ------------------------------------           ---------  ------------
Current liabilities:
  Obligations not liquidated because of
   outstanding checks                         $  10,031       6,733
  Accounts payable                               13,709      10,766
  Withheld payroll taxes                          1,580       5,635
  Accrued expenses                               71,763      59,138
  Currently payable income taxes                  9,439      10,016
  Deferred income taxes                           6,132       3,879
                                                -------     -------
         Total current liabilities              112,654      96,167

Long-term debt                                   80,812      58,798
Deferred compensation                             3,760       3,528
Minority interests                                  273         305

Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                             -           -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,739,983 shares                       1,974       1,974
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                             -           -
  Additional paid-in capital                     11,361      11,361
  Retained earnings                             133,272     126,132
  Less 25,055 shares of common stock
   in treasury, at cost                            (590)       (590)
                                                -------     -------
         Total shareholders' equity             146,017     138,877
                                                -------     -------
                                              $ 343,516     297,675
                                                =======     =======

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Earnings
                (In thousands, except per share data)



                                          Three months ended March 31,
                                          ----------------------------
                                                1995       1994
                                               -------    -------

Revenues                                     $ 319,002    249,231

Cost of operations                             291,624    229,883
                                               -------    -------
  Gross profit                                  27,378     19,348

General and administrative expenses             14,219     11,759
                                               -------    -------
  Operating profit                              13,159      7,589

Interest expense                                 1,312        976
                                               -------    -------
  Earnings before income taxes and
   minority interests                           11,847      6,613

Income taxes                                     4,739      2,646
                                               -------    -------
  Earnings before minority interests             7,108      3,967

Minority interests                                 (32)        23
                                               -------    -------
  Net earnings                               $   7,140      3,944
                                               =======    =======

Per share                                    $     .36        .20

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                            (In thousands)

                                          Three months ended March 31,
                                          ----------------------------
                                                 1995       1994
                                                ------     ------
Operating activities:
Net earnings                                  $  7,140      3,944
Minority interests                                 (32)        23
Depreciation                                     3,023      3,062
Amortization of intangible assets                  504        658
Income tax provision greater
 than tax payments                               1,555      1,989
Change in assets and liabilities
 net of effects from acquisitions:
  Increase in accounts receivable              (42,812)   (24,381)
  Increase in payables and accrued
   expenses                                     11,513      7,896
  Other                                           (849)       278
                                                ------     ------
                                               (19,958)    (6,531)
                                                ------     ------
Investing activities:
Purchases of fixed assets                       (6,379)    (2,956)
Other                                            1,557         21
                                                ------     ------
                                                (4,822)    (2,935)
                                                ------     ------
Financing activities:
Borrowings long-term debt                       22,032      5,180
Payments long-term debt                            (18)   (16,931)
Obligations not liquidated because
 of outstanding checks                           3,298      3,727
                                                ------     ------
                                                25,312     (8,024)
                                                ------     ------

Increase (decrease) in cash                        532    (17,490)

Cash at beginning of period                      5,160     20,361
                                                ------     ------
Cash at end of period                         $  5,692      2,871
                                                ======     ======

                      CDI CORP. AND SUBSIDIARIES

                   Comments to Financial Statements


     Earnings per share of common stock are based on the weighted average number of shares of common stock and dilutive common share equivalents (which arise from stock options) outstanding during the periods. No further dilution resulted from a computation of fully diluted earnings per share. The number of shares used to compute earnings per share was 19,822,600 for the three months ended March 31, 1995 and 19,761,221 for the three months ended March 31, 1994.

     Revenues and operating profit attributable to the business segments of the Company for the three months ended March 31, 1995 and 1994 follows ($000s):

                                           1995      1994
                                          -------   -------
     Revenues:
     Technical Services                 $ 270,025   209,818
     Temporary Services                    32,271    28,297
     Management Recruiters                 16,706    11,116
                                          -------   -------
                                        $ 319,002   249,231
                                          =======   =======
     Operating profit:
     Technical Services                 $  11,440     7,006
     Temporary Services                     1,289       717
     Management Recruiters                  2,491     1,351
     Corporate expenses                    (2,061)   (1,485)
                                          -------   -------
                                        $  13,159     7,589
                                          =======   =======

     These comments contain only the information which is required by Form 10-Q. Further reference should be made to the comprehensive disclosures contained in the Company's annual report on Form 10-K for the year ended December 31, 1994.

     The financial statements included in this report reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Results of Operations
                         ---------------------
     Consolidated revenues for the quarter ended March 31, 1995 were 28% above the comparable quarter a year ago. Operating profit margins were 4.1% of revenues for the first quarter of this year compared to 3.0% for the same period in 1994.

     Technical Services' revenues increased 29% over the first quarter a year ago. Operating profit margins for Technical Services' were 4.2% in the first quarter of 1995 compared to 3.3% for the 1994 first quarter. Technical Services multi-year managed outsource programs for customers continued their strong growth. In addition, telecommunica-tions markets were exceptionally strong, and chemicals/petrochemicals has once again resumed growth after about a year and a half pause.
The domestic auto manufacturers seem intent on maintaining a high level of design activity even with fluctuating car sales.

     Temporary Services' revenues were up 14% over last year's first quarter. Operating profit margins for Temporary Services were 4.0% for the first quarter of 1995, compared to 2.5% for the 1994 first quarter. This is the first pure year over year comparison since CDI downsized its temporary office/clerical segment a couple of years ago and integrated it with the Todays Temporary's operation (acquired in 1991) under Todays management. That restructuring saw the segment become solidly profitable.

     Management Recruiters' revenues for the first quarter of 1995 grew 50% over last year's first quarter. Operating profit margins were 15% of revenues for the first quarter of this year and 12% for the first quarter of last year. Management Recruiters' markets are very active. Demand for middle-manager candidates is continuing to increase as companies expand their own operations. Management Recruiters' new "temp-to-perm" services for middle management and office support personnel are contributing to both revenue and profit growth.

                          Financial Condition
                          -------------------
     The ratio of current assets to current liabilities was 2.4 to 1 as of March 31, 1995 compared to 2.3 to 1 as of December 31, 1994. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 36% as of March 31, 1995 compared to 30% at December 31, 1994. Working capital needs expanded during the quarter ended March 31, 1995 as a result of the increased volume of business conducted as well as higher levels of receivables which arose because certain customers' internal processes caused delays in billings to those customers. Funding for the increased investment in working capital was provided, in part, by additional borrowings of long-term debt. The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company's businesses.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
             3.(i) Articles of incorporation of the registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

               (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the EDGAR filing made by the Registrant on March 21, 1995 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on May 2, 1995 (File No. 1-5519). (Constitutes a manage-ment contract or compensatory plan or arrangement)

               b. Employment Agreement dated May 1, 1973 by and between Comprehensive Designers, Inc. and Walter
                     R. Garrison, incorporated herein by reference to
                     Exhibit 10.e. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               c. Employment Agreement dated April 1, 1963, as amended and restated effective May 1, 1986, by and between Registrant and Christian M. Hoechst, incorporated herein by reference to Registrant's report on Form 10-K for the year ended April 30, 1987 (File No. 1-5519). (Constitutes a manage-ment contract or compensatory plan or arrangement)

               d. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar
                     D. Landis, incorporated herein by reference to
                     Exhibit 10.g. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensa-tory plan or arrangement)

            11.      Statement re computation of per share earnings.

            27.      Financial Data Schedule.

     (b) The Registrant was not required to file a Form 8-K during the quarter ended March 31, 1995.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CDI CORP.
                              --------------------------------------



May 10, 1995                  By: /s/ Edgar D. Landis
                                 -----------------------------------
                                  EDGAR D. LANDIS
                                  Executive Vice President, Finance
                                  (Duly authorized officer and
                                  principal financial officer of
                                  Registrant)

                           INDEX TO EXHIBITS


Number                          Exhibits                          Page
- ------   ------------------------------------------------------   ----
 3.(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

   (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the EDGAR filing made by the Registrant on March 21, 1995 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on May 2, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   b. Employment Agreement dated May 1, 1973 by and between Comprehensive Designers, Inc. and Walter R. Garrison, incorporated herein by reference to Exhibit 10.e. to Registrant's registration statement on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   c. Employment Agreement dated April 1, 1963, as amended and restated effective May 1, 1986, by and between Registrant and Christian M. Hoechst, incorporated herein by reference to Registrant's report on Form 10-K for the year ended April 30, 1987 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   d. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar D. Landis, incorporated herein by reference to Exhibit 10.g. to Registrant's registration statement on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

11.      Statement re computation of per share earnings.           12

27.      Financial Data Schedule.                                  13