Form 10-Q
period 1995-06-30
CDI CORP
filed 1995-08-09
CIK 18396

1

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1995
                                   -------------

                                  OR

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                TO
                                   --------------    --------------

    Commission file number 1-5519
                           ------

                              CDI CORP.
       ------------------------------------------------------
       (Exact name of Registrant as specified in its charter)


      Pennsylvania                                   23-2394430
-------------------------                     -----------------------
(State or other jurisdic-                     (I.R.S. Employer
 tion of incorporation or                      Identification Number)
 organization)


      1717 Arch Street, 35th Floor, Philadelphia, PA  19103-2768
      ----------------------------------------------------------
               (Address of principal executive offices)

Registrant's telephone number, including area code:    (215) 569-2200
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

     Outstanding shares of each of the Registrant's classes of common stock as of July 31, 1995 were:

     Common stock, $.10 par value                   19,714,928 shares
     Class B common stock, $.10 par value                  None

                    PART 1.  FINANCIAL INFORMATION

                      CDI CORP. AND SUBSIDIARIES

                     Consolidated Balance Sheets
                           (In thousands)



                                                June 30,  December 31,
Assets                                            1995        1994
------                                          --------  ------------
Current assets:
  Cash                                         $   5,534      5,160
  Accounts receivable, less allowance
   for doubtful accounts of $2,077 -
   June 30, 1995; $3,184 - December 31,
   1994                                          256,610    214,867
  Prepaid expenses                                 3,870      4,389
                                                 -------    -------
         Total current assets                    266,014    224,416

Fixed assets, at cost:
  Land                                             2,647      3,013
  Buildings                                        8,732      9,884
  Computer-aided design systems                   24,590     26,328
  Equipment and furniture                         82,712     76,412
  Leasehold improvements                          14,087     11,976
                                                 -------    -------
                                                 132,768    127,613
  Accumulated depreciation                        85,086     84,560
                                                 -------    -------
         Net fixed assets                         47,682     43,053

Deferred income taxes                              2,342      2,124
Goodwill and other intangible assets              21,103     22,048
Other assets                                       6,697      6,034
                                                 -------    -------
                                               $ 343,838    297,675
                                                 =======    =======

                      CDI CORP. AND SUBSIDIARIES

                     Consolidated Balance Sheets
                  (In thousands, except share data)



                                                June 30,  December 31,
Liabilities and Shareholders' Equity              1995        1994
------------------------------------            --------  ------------
Current liabilities:
  Obligations not liquidated because of
   outstanding checks                          $  10,107      6,733
  Accounts payable                                11,587     10,766
  Withheld payroll taxes                             712      5,635
  Accrued expenses                                73,172     59,138
  Currently payable income taxes                  12,012     10,016
  Deferred income taxes                            3,886      3,879
                                                 -------    -------
         Total current liabilities               111,476     96,167

Long-term debt                                    74,306     58,798
Deferred compensation                              4,015      3,528
Minority interests                                   263        305

Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                              -          -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,739,983 shares                        1,974      1,974
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                              -          -
  Additional paid-in capital                      11,361     11,361
  Retained earnings                              141,033    126,132
  Less 25,055 shares of common stock
   in treasury, at cost                             (590)      (590)
                                                 -------    -------
         Total shareholders' equity              153,778    138,877
                                                 -------    -------
                                               $ 343,838    297,675
                                                 =======    =======

                      CDI CORP. AND SUBSIDIARIES

                  Consolidated Statements of Earnings
                 (In thousands, except per share data)



                                     Quarter ended    Six months ended
                                        June 30,          June 30,
                                    ----------------  ----------------
                                     1995     1994     1995     1994
                                    -------  -------  -------  -------

Revenues                          $ 332,058  264,901  651,060  514,132

Cost of operations                  302,727  243,764  594,351  473,647
                                    -------  -------  -------  -------
  Gross profit                       29,331   21,137   56,709   40,485

General and administrative
 expenses                            14,651   12,675   28,870   24,434
                                    -------  -------  -------  -------
  Operating profit                   14,680    8,462   27,839   16,051

Interest expense                      1,555      892    2,867    1,868
                                    -------  -------  -------  -------
  Earnings before income taxes
   and minority interests            13,125    7,570   24,972   14,183

Income taxes                          5,374    3,027   10,113    5,673
                                    -------  -------  -------  -------
  Earnings before minority
   interests                          7,751    4,543   14,859    8,510

Minority interests                      (10)      82      (42)     105
                                    -------  -------  -------  -------
  Net earnings                    $   7,761    4,461   14,901    8,405
                                    =======  =======  =======  =======

Per share                         $     .39      .23      .75      .43

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                            (In thousands)


                                             Six months ended June 30,
                                             -------------------------
                                                  1995       1994
                                                 ------     ------
Operating activities:
Net earnings                                   $ 14,901      8,405
Minority interests                                  (42)       105
Depreciation                                      6,308      6,092
Amortization of intangible assets                 1,004      1,242
Income tax provision greater
 than tax payments and refunds                    1,785      3,846
Change in assets and liabilities
 net of effects from acquisitions:
  Increase in accounts receivable               (41,743)   (26,756)
  Increase in payables and accrued
   expenses                                       9,932     11,272
  Other                                             284      1,177
                                                 ------     ------
                                                 (7,571)     5,383
                                                 ------     ------
Investing activities:
Purchases of fixed assets                       (12,459)    (5,821)
Other                                             1,522        125
                                                 ------     ------
                                                (10,937)    (5,696)
                                                 ------     ------
Financing activities:
Borrowings long-term debt                        15,541          -
Payments long-term debt                             (33)   (19,928)
Obligations not liquidated because
 of outstanding checks                            3,374      3,916
                                                 ------     ------
                                                 18,882    (16,012)
                                                 ------     ------

Increase (decrease) in cash                         374    (16,325)

Cash at beginning of period                       5,160     20,361
                                                 ------     ------
Cash at end of period                          $  5,534      4,036
                                                 ======     ======
                                                                     6


                      CDI CORP. AND SUBSIDIARIES

                   Comments to Financial Statements


     Earnings per share of common stock are based on the weighted average number of shares of common stock and dilutive common share equivalents, which arise from stock options, outstanding during the periods. No further dilution resulted from a computation of fully diluted earnings per share. The number of shares used to compute earnings per share for the second quarter and six months of 1995 was 19,816,166 and 19,819,383 shares, respectively. For the second quarter and six months of 1994, 19,783,355 and 19,772,288 shares, respectively, were used.

     Revenues and operating profit attributable to the business segments of the Company for the second quarter and six months ended June 30, 1995 and 1994 follows ($000s):

                                   Second quarter       Six months
                                   1995     1994      1995     1994
                                  -------  -------   -------  -------
     Revenues:
     Technical Services         $ 281,968  222,523   551,993  432,341
     Temporary Services            34,152   30,213    66,423   58,510
     Management Recruiters         15,938   12,165    32,644   23,281
                                  -------  -------   -------  -------
                                $ 332,058  264,901   651,060  514,132
                                  =======  =======   =======  =======
     Operating profit:
     Technical Services         $  12,374    7,148    23,814   14,154
     Temporary Services             1,437    1,122     2,726    1,839
     Management Recruiters          2,448    1,808     4,939    3,159
     Corporate expenses            (1,579)  (1,616)   (3,640)  (3,101)
                                  -------  -------   -------  -------
                                $  14,680    8,462    27,839   16,051
                                  =======  =======   =======  =======

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Results of Operations
                         ---------------------

     Consolidated revenues for the six months and quarter ended June 30, 1995 were 27% and 25% higher, respectively, compared to the same period a year ago. Operating profit for the six months and second quarter in 1995 was 4.3% and 4.4% of revenues, respectively, compared to 3.1% and 3.2% for the six months and second quarter in 1994.

     Technical Services' revenues for the six months and second quarter of 1995 grew 28% and 27%, respectively, from last year's comparable periods. Operating profit margins for the six months and second quarter of 1995 were 4.3% and 4.4%, respectively, vs. 3.3% and 3.2% for last year's comparable periods. Technical Services telecommunications revenues and profits were up sharply from a year ago, and chemicals/ petrochemicals has shown good growth. Customer response to Technical Services multi-year managed outsource programs is excellent, and these programs are expanding. Some easing off in demand has been noted in certain areas of automotive, even though the manufacturers appear dedicated to maintaining steady levels of design activity. CDI's concentration in automotive is lower than it was a few years ago and its automotive customer base is more diversified.

     Temporary Services' revenues for the six months and second quarter of 1995 were 14% and 13% higher, respectively, compared to the same periods a year ago. Operating profit margins for the six months and second quarter of 1995 were 4.1% and 4.2%, respectively, vs. 3.1% and 3.7% for last year's comparable periods. Todays Temporary is expanding its outsource programs, but growth rates in its basic business are slowing.

     Management Recruiters' revenues were up 40% for the six months of this year and up 31% compared to last year's second quarter. Operating profit margins for the six months and second quarter of 1995 were 15.1% and 15.4%, respectively, compared to 13.6% and 14.9%, respectively, for the same periods in 1994. Management Recruiters' markets remain strong as demand for middle-manager candidates continues to increase.

                         Financial Condition
                         -------------------

     The ratio of current assets to current liabilities was 2.4 to 1 as of June 30, 1995 compared to 2.3 to 1 as of December 31, 1994.
The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 33% as of June 30, 1995, compared to 30% at December 31, 1994. Working capital needs expanded during the six months ended June 30, 1995 as a result of the increased volume of business conducted as well as higher levels of receivables. Funding for the increased investment in working capital was provided, in part, by additional borrowings of long-term debt. The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company's businesses.



                      PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 2, 1995 the Company held its annual meeting of shareholders. The matters of business conducted at the meeting were the election of nine directors of the Company, a proposal to increase the number of shares of common stock which may be issued under the CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan from 800,000 to 1,100,000 and a proposed amendment to the Non-Qualified Stock Option and Stock Appreciation Rights Plan limiting the number of options and stock appreciation rights that may be granted to one eligible individual in any one calendar year.

     The name of each director elected at the meeting and a tabulation of the voting by nominee follows:

                                        Votes         Votes
                                         for         withheld
                                      ----------     --------
     Walter E. Blankley               18,438,930       20,428

     Walter R. Garrison               18,393,650       65,708

     Christian M. Hoechst             18,387,168       72,190

     Lawrence C. Karlson              18,033,138      426,220

     Edgar D. Landis                  18,393,688       65,670

     Allen M. Levantin                18,441,488       17,870

     Alan B. Miller                   18,438,180       21,178

     John W. Pope                     18,439,418       19,940

     Barton J. Winokur                18,033,388      425,970


     There were no abstentions or broker non-votes.

     The vote to increase the number of shares of common stock which may be issued under the Non-Qualified Stock Option and Stock
Appreciation Rights Plan from 800,000 to 1,100,000 was as follows:

       Votes         Votes
        for         against     Abstentions    Broker non-votes
     ----------    ---------    -----------    ----------------
     15,657,505    2,752,803       49,050           - 0 -

     The vote to limit the number of options and stock appreciation rights that may be granted to any eligible individual in any one calendar year under the Non-Qualified Stock Option and Stock
Appreciation Rights Plan was as follows:

       Votes         Votes
        for         against     Abstentions    Broker non-votes
     ----------    ---------    -----------    ----------------
     18,083,464     321,083        54,811           - 0 -

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

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan. (Constitutes a management contract or compensatory plan or arrangement)

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

            27.      Financial Data Schedule.

     (b) The Registrant has not filed a Form 8-K during the quarter ended June 30, 1995.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CDI CORP.
                              --------------------------------------



August 9, 1995                By: /s/ Edgar D. Landis
                                 -----------------------------------
                                  EDGAR D. LANDIS
                                  Executive Vice President, Finance
                                  (Duly authorized officer and
                                  principal financial officer of
                                  Registrant)

                                                                    12
                           INDEX TO EXHIBITS

Number                          Exhibits                          Page
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

10.a.    CDI Corp. Non-Qualified Stock Option and Stock
         Appreciation Rights Plan.  (Constitutes a management
         contract or compensatory plan or arrangement)               13

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

11.      Statement re computation of per share earnings.            21

27.      Financial Data Schedule.                                   22