Form 10-Q
period 1995-09-30
CDI CORP
filed 1995-11-13
CIK 18396

1

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1995
                                   ------------------

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
     Outstanding shares of each of the Registrant's classes of common stock as of October 31, 1995 were:

     Common stock, $.10 par value                   19,814,928 shares
     Class B common stock, $.10 par value                  None

                    PART 1.  FINANCIAL INFORMATION

                      CDI CORP. AND SUBSIDIARIES

                     Consolidated Balance Sheets
                              Unaudited
                            (In thousands)



                                           September 30,  December 31,
Assets                                         1995           1994
------                                     -------------  ------------
Current assets:
  Cash                                      $   3,835         5,160
  Accounts receivable, less allowances
   of $6,876 - September 30, 1995;
   $4,280 - December 31, 1994                 253,607       214,867
  Prepaid expenses                              4,582         4,389
                                              -------       -------
         Total current assets                 262,024       224,416

Fixed assets, at cost:
  Land                                          2,647         3,013
  Buildings                                     8,748         9,884
  Computer-aided design systems                24,557        26,328
  Equipment and furniture                      85,390        76,412
  Leasehold improvements                       14,518        11,976
                                              -------       -------
                                              135,860       127,613
  Accumulated depreciation                     88,271        84,560
                                              -------       -------
         Net fixed assets                      47,589        43,053

Deferred income taxes                           2,771         2,124
Goodwill and other intangible assets           20,541        22,048
Other assets                                    6,924         6,034
                                              -------       -------
                                            $ 339,849       297,675
                                              =======       =======

                      CDI CORP. AND SUBSIDIARIES

                     Consolidated Balance Sheets
                              Unaudited
                  (In thousands, except share data)



                                           September 30,  December 31,
Liabilities and Shareholders' Equity           1995           1994
------------------------------------       -------------  ------------
Current liabilities:
  Obligations not liquidated because of
   outstanding checks                          $  11,105      6,733
  Accounts payable                                 9,555     10,766
  Withheld payroll taxes                           1,337      5,635
  Accrued expenses                                76,959     59,138
  Currently payable income taxes                   5,440     10,016
  Deferred income taxes                            4,336      3,879
                                                 -------    -------
         Total current liabilities               108,732     96,167

Long-term debt                                    68,250     58,798
Deferred compensation                              4,336      3,528
Minority interests                                   343        305

Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                              -          -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,839,983 shares -
   September 30, 1995; 19,739,983
   shares - December 31, 1994                      1,984      1,974
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                              -          -
  Additional paid-in capital                      12,621     11,361
  Retained earnings                              144,173    126,132
  Less 25,055 shares of common stock
   in treasury, at cost                             (590)      (590)
                                                 -------    -------
         Total shareholders' equity              158,188    138,877
                                                 -------    -------
                                               $ 339,849    297,675
                                                 =======    =======

                      CDI CORP. AND SUBSIDIARIES

                  Consolidated Statements of Earnings
                               Unaudited
                 (In thousands, except per share data)



                                     Quarter ended    Nine months ended
                                     September 30,      September 30,
                                    ----------------  -----------------
                                     1995     1994      1995     1994
                                    -------  -------   -------  -------

Revenues                          $ 340,776  288,700   991,836  802,832

Cost of operations                  317,543  263,343   911,894  736,990
                                    -------  -------   -------  -------
  Gross profit                       23,233   25,357    79,942   65,842

General and administrative
 expenses                            15,470   13,091    44,340   37,525
                                    -------  -------   -------  -------
  Operating profit                    7,763   12,266    35,602   28,317

Interest expense                      1,294    1,068     4,161    2,936
                                    -------  -------   -------  -------
  Earnings before income taxes
   and minority interests             6,469   11,198    31,441   25,381

Income taxes                          3,249    4,606    13,362   10,279
                                    -------  -------   -------  -------
  Earnings before minority
   interests                          3,220    6,592    18,079   15,102

Minority interests                       80      (40)       38       65
                                    -------  -------   -------  -------
  Net earnings                    $   3,140    6,632    18,041   15,037
                                    =======  =======   =======  =======

Per share                         $     .16      .34       .91      .76

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                               Unaudited
                             (In thousands)


                                                 Nine months ended
                                                   September 30,
                                                 -----------------
                                                   1995     1994
                                                  ------   ------
Operating activities:
Net earnings                                    $ 18,041   15,037
Minority interests                                    38       65
Depreciation                                       9,781    8,836
Amortization of intangible assets                  1,583    1,775
Income tax provision greater (less)
 than tax payments and refunds                    (4,766)   6,460
Change in assets and liabilities
 net of effects from acquisitions:
  Increase in accounts receivable                (38,740) (50,475)
  Increase in payables and accrued
   expenses                                       12,312   16,115
  Other                                             (351)     298
                                                  ------   ------
                                                  (2,102)  (1,889)
                                                  ------   ------
Investing activities:
Purchases of fixed assets                        (15,997)  (9,607)
Acquisitions net of cash acquired                      -     (175)
Other                                              1,680    1,554
                                                  ------   ------
                                                 (14,317)  (8,228)
                                                  ------   ------
Financing activities:
Borrowings long-term debt                          9,494        -
Payments long-term debt                              (42)  (9,683)
Obligations not liquidated because
 of outstanding checks                             4,372    4,700
Exercise of stock option                           1,270        -
                                                  ------   ------
                                                  15,094   (4,983)
                                                  ------   ------

Decrease in cash                                  (1,325) (15,100)

Cash at beginning of period                        5,160   20,361
                                                  ------   ------
Cash at end of period                           $  3,835    5,261
                                                  ======   ======

                      CDI CORP. AND SUBSIDIARIES

                   Comments to Financial Statements


     Earnings per share of common stock are based on the weighted average number of shares of common stock and dilutive common share equivalents, which arise from stock options, outstanding during the periods. No further dilution resulted from a computation of fully diluted earnings per share. The number of shares used to compute earnings per share for the third quarter and nine months of 1995 was 19,838,623 and 19,829,130 shares, respectively. For the third quarter and nine months of 1994, 19,757,631 and 19,767,407 shares, respectively, were used.

     Revenues and operating profit attributable to the business segments of the Company for the third quarter and nine months ended September 30, 1995 and 1994 follows ($000s):

                                   Third quarter       Nine months
                                   1995     1994      1995     1994
                                  -------  -------   -------  -------
     Revenues:
     Technical Services         $ 287,090  243,016   839,083  675,357
     Temporary Services            36,399   31,153   102,822   89,663
     Management Recruiters         17,287   14,531    49,931   37,812
                                  -------  -------   -------  -------
                                $ 340,776  288,700   991,836  802,832
                                  =======  =======   =======  =======
     Operating profit:
     Technical Services         $   4,798   10,450    28,612   24,604
     Temporary Services             2,239    1,316     4,965    3,155
     Management Recruiters          2,553    2,367     7,492    5,526
     Corporate expenses            (1,827)  (1,867)   (5,467)  (4,968)
                                  -------  -------   -------  -------
                                $   7,763   12,266    35,602   28,317
                                  =======  =======   =======  =======

     During 1995 100,000 shares of common stock were issued upon the exercise of a stock option granted under the Company s non-qualified stock option and stock appreciation rights plan. The issuance of these shares resulted in an increase in common stock of $10,000 and an increase in additional paid-in capital of $1,260,000.

     These comments contain only the information which is required by Form 10-Q. Further reference should be made to the comprehensive disclosures contained in the Company s annual report on Form 10-K for the year ended December 31, 1994.

     The financial statements included in this report are unaudited, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented, and all such adjustments are of a normal recurring nature.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Results of Operations
                         ---------------------

     Consolidated revenues for the nine months and quarter ended September 30, 1995 were 24% and 18% higher, respectively, compared to the same period a year ago. Operating profit for the nine months and third quarter in 1995 was 3.6% and 2.3% of revenues, respectively, compared to 3.5% and 4.2% for the nine months and third quarter in 1994.

     Technical Services' revenues for the nine months and third quarter of 1995 grew 24% and 18%, respectively, from last year's comparable periods. Operating profit margins for the nine months and third quarter of 1995 were 3.4% and 1.7%, respectively, vs. 3.6% and 4.3% for last year's comparable periods. During the third quarter of 1995, revenues in CDI's non-automotive Technical Services business were $235 million, up 31% from a year ago and up 9% from this year's second quarter. Operating profits in CDI's non-automotive Technical Services business for the third quarter were $13.7 million, more than double last year's $6.4 million and 54% better than this year's second quarter. The third quarter improvement in revenues reflects broad based increases in the telecommunications, aircraft/aerospace, electronics, and chemicals/petrochemicals sectors.

     Offsetting these gains, revenues in CDI's automotive Technical Services business for the third quarter of 1995 were $51.8 million, down 19% from last year's third quarter and down 22% from this year's second quarter. Operating losses for the third quarter were $8.9 million, compared to operating profits of $4.0 million in last year's third quarter and $3.5 million in this year's second quarter. The operating losses in the current quarter were primarily attributable to operations in CDI's manufacturing technology division, which builds prototypes and assembly tools for the automotive industry. The easing off of demand in the automotive sector, noted by CDI last quarter, accelerated in the third quarter. This slowdown was particularly sharp in the manufacturing technology division, and had a disproportionately large impact on profitability. In addition, in light of the disruption caused by a change in the management of this division in June, 1995 and the division's subsequent experience during the third quarter, manage-ment determined it would be appropriate to add approximately $3 million to the subsidiary's receivables reserves. These reserves represent reductions in anticipated values of certain unbilled receivables and do not relate to customers inability to pay. Unbilled accounts receivables, net of reserves pertaining to automotive were $33 million at September 30, 1995. Improvements in demand are not expected in the automotive sector in the fourth quarter.

     CDI has recently engaged an investment banker to assist the Company in exploring strategic alternatives for dealing with the manufacturing technology division and the automotive business in general. Since the investment banker has only recently been engaged, the Company has not attempted to determine the financial impact of any strategic alternative.

     In addition, the losses in the automotive sector in the third quarter resulted in an increase in CDI s effective income tax rate for all of 1995. This increase will result in a higher effective rate for 1995 compared to 1994. This increase had a particularly adverse impact upon third quarter 1995 earnings because a lower effective rate for 1995 was anticipated in the first and second quarters of 1995.

     Temporary Services' revenues for the nine months and third quarter of 1995 were 15% and 17% higher, respectively, compared to the same periods a year ago. Operating profit margins for the nine months and third quarter of 1995 were 4.8% and 6.2%, respectively, vs. 3.5% and 4.2% for last year's comparable periods. Growth has been particularly strong in Todays Temporary s broader based outsource programs that it has with a growing number of customers.

     Management Recruiters' revenues were up 32% for the nine months of this year and up 19% compared to last year's third quarter. Operating profit margins for the nine months and third quarter of 1995 were 15.0% and 14.8%, respectively, compared to 14.6% and 16.3%, respectively, for the same periods in 1994. The demand for services in Management Recruiters traditional middle management search and recruiting business as well as for its new product offerings initiated in recent years has continued to be strong during 1995.

                         Financial Condition
                         -------------------

     The ratio of current assets to current liabilities was 2.4 to 1 as of September 30, 1995 compared to 2.3 to 1 as of December 31, 1994. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 30% as of each of September 30, 1995 and December 31, 1994. Working capital needs expanded during the nine months ended September 30, 1995 primarily as a result of the increased volume of business conducted. Funding for the increased investment in working capital was provided, in part, by additional borrowings of long-term debt. The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company's businesses.

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

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant s report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               b. Employment Agreement dated May 1, 1973 by and between Comprehensive Designers, Inc. and Walter
                     R. Garrison, incorporated herein by reference to
                     Exhibit 10.e. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               c. Employment Agreement dated April 1, 1963, as amended and restated effective May 1, 1986, by and between Registrant and Christian M. Hoechst, incorporated herein by reference to Registrant's report on Form 10-K for the year ended April 30, 1987 (File No. 1-5519). (Constitutes a manage-ment contract or compensatory plan or arrangement)

               d. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar
                     D. Landis, incorporated herein by reference to
                     Exhibit 10.g. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensa-tory plan or arrangement)

            11.      Statement re computation of per share earnings.

            27.      Financial Data Schedule.

     (b) The Registrant has not filed a Form 8-K during the quarter ended September 30, 1995.











                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CDI CORP.
                              --------------------------------------



November 10, 1995             By: /S/ Edgar D. Landis
                                 -----------------------------------
                                  EDGAR D. LANDIS
                                  Executive Vice President, Finance
                                  (Duly authorized officer and
                                  principal financial officer of
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

10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant s report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   b. Employment Agreement dated May 1, 1973 by and between Comprehensive Designers, Inc. and Walter R. Garrison, incorporated herein by reference to Exhibit 10.e. to Registrant's registration statement on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   c. Employment Agreement dated April 1, 1963, as amended and restated effective May 1, 1986, by and between Registrant and Christian M. Hoechst, incorporated herein by reference to Registrant's report on Form 10-K for the year ended April 30, 1987 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   d. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar D. Landis, incorporated herein by reference to Exhibit 10.g. to Registrant's registration statement on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

11.      Statement re computation of per share earnings.            12

27.      Financial Data Schedule.                                   13