Form 10-K
period 1995-12-31
CDI CORP
filed 1996-03-01
CIK 18396

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K

       (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1995
                                 -----------------
                                   OR
       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
       For the transition period from               to
                                      --------------  -------------
       Commission file number 1-5519
                              ------
                                CDI CORP.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

         Pennsylvania                              23-2394430
-------------------------------         -------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
 incorporation or organization)                     Number)

1717 Arch Street, 35th Floor, Philadelphia, PA               19103-2768
----------------------------------------------               ----------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (215) 569-2200
                                                         --------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common stock, $.10 par value            New York Stock Exchange
----------------------------     --------------------------------------
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
     Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                   [  ]
     The aggregate market value as of February 21, 1996 of voting stock of the Registrant held by shareholders other than officers, directors or known beneficial owners of 10% or more of such stock of the Registrant was:
     Common stock, $.10 par value                  $238,200,000
     Class B common stock, $.10 par value          Not applicable

     The outstanding shares of each of the Registrant's classes of common stock as of February 21, 1996 were:
     Common stock, $.10 par value                   19,820,428 shares
     Class B common stock, $.10 par value           None

                    DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of Form 10-K into
              Documents                            which incorporated
              ---------                          ----------------------
     Proxy Statement for Annual Meeting
       of Shareholders to be Held May 7, 1996           Part III

                                PART I

Item 1.   BUSINESS.

BUSINESS SEGMENTS

     The following table sets forth (in thousands) the revenues and operating profit attributable to the business segments of the Registrant and its consolidated subsidiaries during the years indicated and the identifiable assets attributable to each segment as of the end of each such year. At the end of 1995 the Company adopted a plan to sell the manufacturing technology division of a Technical Services subsidiary which serves the automotive market. That division had been a separate line of business within the Technical Services segment and, accordingly, it has been classified as a discontinued operation in the Registrant s results for the years indicated. All financial data has been restated to reflect this division as a discontinued operation.

                                                Years ended
                                                December 31,
                                       -----------------------------
                                         1995       1994      1993
                                       ---------  ---------  -------
Revenues:
Technical Services                   $ 1,062,045    839,245  712,128
Temporary Services                       141,779    121,180  111,739
Management Recruiters                     66,629     52,350   33,107
                                       ---------  ---------  -------
                                     $ 1,270,453  1,012,775  856,974
                                       =========  =========  =======
Operating profit:
Technical Services                   $    45,322     27,764   18,459
Temporary Services                         7,174      5,002    2,015
Management Recruiters                      9,993      7,240    3,856
Corporate expenses                        (6,652)    (6,749)  (5,719)
                                       ---------  ---------  -------
                                     $    55,837     33,257   18,611
                                       =========  =========  =======
Identifiable assets:
Technical Services                   $   263,974    195,677  165,418
Temporary Services                        30,418     22,924   23,033
Management Recruiters                     11,961      8,390    5,585
Corporate                                  4,412      5,756   21,936
                                       ---------  ---------  -------
                                         310,765    232,747  215,972
Net assets of discontinued
 operations                               18,011     53,112   42,999
                                       ---------  ---------  -------
                                     $   328,776    285,859  258,971
                                       =========  =========  =======

TECHNICAL SERVICES

     The Registrant's Technical Services segment, which management believes is the nation's largest organization of its kind, offers four types of technical personnel services: technical staffing, managed staffing, managed technical outsourcing and consulting.

      The segment s fundamental, and predominant, service is technical staffing, in which the segment locates, recruits and hires a wide variety of technical personnel and provides their services to customers principally on a temporary or project basis. Customers retain Technical Services for expansion and development programs, to staff special projects, to meet peak period manpower needs, to provide skills which the customers' employees may not possess or which are not available locally and to staff non-core, peripheral functions.

     In managed staffing, the segment not only provides the temporary personnel but also manages the customer s entire temporary staffing needs. Typically, the core of its managed staffing services is technical personnel, but in certain instances the segment will also provide, or will manage subcontractors who will provide, peripheral non-technical personnel, such as office/clerical personnel. When it provides managed staffing services Technical Services usually establishes a branch office on site at the customer s facilities, staffs it with the segment s human resources experts, and equips it with computer terminals linked to the segment s main personnel database.

     In managed technical outsourcing, Technical Services takes over a customer s entire technical department, staffing the department with technical personnel and managing the production of the department s technical output. Most managed technical outsourcing relationships are currently in the computer-aided-design area. In most instances the managed department is located on-site at the customer s premises ( in-customer ) but in some cases the customer may prefer an off-site location, and in this case the segment might be called upon to furnish the site (referred to by the segment as an in-house location) as well as to furnish the computer systems needed to support the operations.

     Technical Services performs engineering and information systems consulting, providing its customers with product, manufacturing process, facilities and information systems design services. These activities typically take place at the segment s own in-house facilities where the segment furnishes the computer systems support.

     During the year ended December 31, 1995, Technical Services provided services to approximately 3,000 customers. Much of its business is performed for large industrial corporations in the aircraft/aerospace, automotive, chemicals, electronics, industrial equipment, information processing, marine, petroleum/petrochemicals, power/energy, telecommunications and other fields. Technical Services' customers are widely dispersed geographically. Managed staffing, managed technical outsourcing and consulting services are concentrated among a small number of these customers, which tend to be among the very largest U.S. industrial corporations.

     During the years ended December 31, 1995 and 1994, the Registrant's consolidated revenues derived from various divisions of General Motors Corporation and its subsidiaries were less than 10%, compared with 10% in 1993. During the year ended December 31, 1995, approximately 2% of the Registrant's consolidated revenues were derived directly from prime contracts with the United States Government and an additional approximately 10% of the consolidated revenues were derived from subcontracts for the United States Government. Most of the Government business is defense related and is attributable to the Technical Services business segment.

     Services rendered by Technical Services generally are not of a concept-originating nature, but, rather, are directed toward the implementation of a customer's previously conceived concepts and programs. Services are performed both in customers' facilities ("in-customer") and in Technical Services' own facilities ("in-house") depending upon industry practice and the needs and preferences of customers. During the year ended December 31, 1995, approximately 75% of Technical Services' revenues were generated through in-customer work with the remaining 25% generated in-house. As of December 31, 1995 Technical Services had approximately 15,700 employees providing services in-customer and 2,800 employees providing services in-house.

     In-customer staffing services are rendered by employees who are hired by Technical Services and assigned to work on a specific project of a customer. The period of assignment depends upon the duration of the need for the skills possessed by an individual employee. At the end of an assignment, an employee is either assigned to perform services with another customer, or employment is terminated.

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

     When performing services on an in-customer basis, Technical Services personnel so assigned are on Technical Services' payroll and are subject to its administrative control. The customer retains technical and supervisory control over the performance of in-customer services. When services are provided to staff and manage non-core peripheral functions of customers, Technical Services may provide additional supervision for employees and may have greater responsibilities for performance.

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

     Industry continues to expand its use of computerized systems to do engineering and design work. In order to continue to provide state-of-the-art services to its customers, Technical Services has made substantial investments in computer-aided-design systems supporting a wide range of disciplines at its in-house engineering facilities. The computer technology surrounding these systems continues to change rapidly. It is expected that additional fixed capital investments in CAD systems will continue to be made.

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

     Technical Services operated through a network of approximately 150 sales/recruiting offices and in-house engineering/drafting facilities which are situated in major markets throughout the United States, with 3 offices in Canada and 9 offices located overseas. Each office is responsible for determining the potential market for services in its geographic and industrial area, and developing that market through personal contact with prospective and existing customers.
Additionally, Technical Services' operating management stays abreast of emerging demand for services so that efforts can be expanded or redirected to take advantage of potential business either in established or new marketing areas.

     Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of price, prior performance and previous experience in successful project completion. Many times customers on in-customer work grant contracts to more than one company to perform work on the same project. Because prices charged to customers are primarily based upon prevailing wage rates in the market-place, customers are aware of these rates and are readily able to judge the reasonableness of competing bids. Consequently, Technical Services competes for contracts based upon price and performance capability and also upon the ability to recruit personnel with the requisite capabilities.

     Reliable statistical information on the technical services industry is not available. It is estimated that approximately 600 companies are engaged in the business of providing engineering, technical and information systems personnel generating combined annual revenues of approximately $9 billion. No single company or small group of companies is dominant. Competition in the industry is intense both from national as well as smaller local or regional companies, some of which serve only selected markets.

TEMPORARY SERVICES

     The Registrant's Temporary Services segment provides clerical, secretarial, office support, new product demonstration and survey and some semi-skilled light industrial personnel to customers on a temporary basis. The Registrant has de-emphasized light industrial during recent years.

     Customers retain Temporary Services to meet peak period manpower needs, to temporarily replace employees on vacation and to staff special projects. During the year ended December 31, 1995, these services were provided to approximately 11,000 customers.

     Services are performed in customers' facilities by Temporary Services' employees who are hired to work on customers' projects. The period of assignment depends upon the duration of the need for the skills possessed by an individual employee. At the end of an assignment, an employee is assigned to perform services with another customer, or employment is terminated. Temporary Services personnel so assigned are on Temporary Services' payroll and are subject to its administrative control. The customer retains supervisory control and responsibility for the performance of the employee's services. As of December 31, 1995 Temporary Services had approximately 9,000 employees providing services to customers. The ability of Temporary Services to locate and hire personnel with capabilities required by customers is critical to its operations.

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

     Temporary Services operates through a network of approximately 104 sales and recruiting offices, 30 of which are franchised, situated in the United States and Canada. Each office is responsible for determining the potential market for services in its geographic area and developing that market through personal contact with prospective and existing customers.

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

     Industry leaders Kelly Services, Manpower and Olsten each has U.S. annual revenues exceeding $2 billion. Temporary Services competes with these leaders as well as with a second tier of approximately a dozen companies in the $100 million to $1 billion revenues range and additionally with hundreds of companies in regional and local markets. The Registrant estimates that companies in those categories of the temporary services industry that it addresses generate annual revenues of approximately $14 billion.

MANAGEMENT RECRUITERS

     The Registrant's Management Recruiters segment is believed by management to be the nation's largest professional contingency search and recruiting organization. This segment primarily recruits management, technical, sales and clerical personnel for permanent employment positions. Candidates are recruited for many different capacities including accounting, administrative, data processing, managerial, personnel, production, research and development, sales, supervision and technical. Fees are paid only when a candidate is hired by the customer-employer.

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

     Management Recruiters also provides professional, executive, middle management and clerical personnel on a temporary basis with the objective of permanently placing such personnel with the customer-employer. Fee schedules are developed to provide for reduced rates on permanent placement fees in recognition of the temporary services fees paid prior to permanent employment. Management Recruiters will provide these temporary services to customers in situations where eventual permanent employment is not contemplated. Management Recruiters employs the temporary personnel.

     As of December 31, 1995 Management Recruiters had 586 franchised offices and 46 company-owned offices throughout the United States, providing services to both large and small employers in virtually all industries, including nearly all of the Fortune 1,000 companies. The broad geographic scope of operations enables franchisees and company-owned offices to provide nationwide recruiting and matching of employers with job candidates. The network utilizes an inter-office referral system on both national and regional levels which enables all offices to cooperate in fulfilling a customer's requirements.

     Franchisees pay an initial fee generally approximating $50,000 to acquire a franchise. The fee is designed to cover the cost of establishing and bringing a new franchise into the system. Franchisees also pay ongoing royalties based on a percentage of the franchisee's placement fees. Franchisees benefit from Management Recruiters' expertise in the business, and from its national marketing, public relations and advertising campaigns. Further, they receive extensive pre-opening training and start-up assistance on site, such as help in office location and lease negotiation. Franchisees also have the rights to use Management Recruiters' trade names, trademarks, the inter-office referral system, operating techniques, advertising materials, sales programs, video and live interactive video training programs, computer programs, manuals and forms.

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

EMPLOYEES

     At December 31, 1995, the Registrant had approximately 1,700 sales and administrative staff employees. The Registrant believes that its relations with its employees are generally good.





Item 2.   PROPERTIES.

     The Technical Services business segment had approximately 150 facilities throughout the United States, 3 facilities in Canada and 9 facilities overseas, occupying a total of approximately 1.4 million square feet of space. Approximately 900,000 square feet was devoted to in-house technical services and the balance to sales, marketing and administrative functions. Facilities containing 60,000 square feet were owned. The remaining facilities were leased under terms generally extending up to five years.

     The Temporary Services business segment occupied 130,000 square feet of office space at approximately 74 locations for its company-owned temporary services offices. These facilities are leased for varying terms generally extending up to eight years. Temporary Services also has 30 franchised offices. Franchisees enter into their own leases for which the segment assumes no obligation.

     The Management Recruiters business segment occupied 100,000 square feet of office space at 46 locations, primarily for its company-owned personnel placement offices. These facilities were leased for varying terms, the majority of which extend up to five years. Management Recruiters also had 586 franchised offices. Franchisees enter into their own leases for which the segment assumes no obligation.

     The Registrant s corporate headquarters are located in Philadelphia, Pennsylvania where office space of approximately 40,000 square feet is leased.

     Facilities are considered suitable and adequate for present levels of operation.







Item 3.   LEGAL PROCEEDINGS.

     Not Applicable.







ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                              PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     Stock price and other information regarding the Registrant's common stock is for the years ended December 31, 1995 and 1994. The Registrant's common stock is traded on the New York Stock Exchange.

                                          1995            1994
                                     -------------   -------------
                                      High    Low     High    Low
                                     ------  -----   ------  -----
First quarter                        26-5/8  18-5/8  14-1/2  10-1/4
Second quarter                       26-1/8  19-3/8  15      10-3/8
Third quarter                        22-3/4  16-7/8  14-1/8  12-1/4
Fourth quarter                       21-1/8  13-1/2  19-7/8  12-7/8

     No cash dividends were declared during the years ended December 31, 1995 and 1994. The Company has no present intention of paying cash dividends during the year ending December 31, 1996.

     Shareholders of record on February 21, 1996 numbered 655. The 655 counts each street name account as one shareholder, when, in fact, such an account may represent multiple owners. Taking into account such multiple owners, the total number of shareholders approximated 3,500.

Item 6.   SELECTED FINANCIAL DATA.

     Following is Selected Financial Data for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. This data, where appropriate, has been restated to give effect to the Company s plan to discontinue the operations of the manufacturing technology division of a subsidiary which serves the automotive market (see footnote to financial statements for Discontinued Operations). The data presented is in thousands, except per share data.


                             1995      1994     1993    1992    1991
                           --------- --------- ------- ------- -------
Earnings Data
-------------
Revenues                 $ 1,270,453 1,012,775 856,974 804,063 719,513

Earnings (loss) from
 continuing operations   $    30,663    18,173  10,039   6,159  (5,241)
Discontinued operations      (25,524)    4,198  (2,209) (2,712) (2,376)
                           --------- --------- ------- ------- -------
Net earnings (loss)      $     5,139    22,371   7,830   3,447  (7,617)
                           ========= ========= ======= ======= =======

Earnings per share:
  Earnings (loss)
   from continuing
   operations            $      1.55       .92     .51     .31    (.27)
  Discontinued
   operations            $     (1.29)      .21    (.11)   (.14)   (.12)
  Net earnings (loss)    $       .26      1.13     .40     .17    (.39)

Cash dividends           $         -         -       -        -       -


Balance Sheet Data
------------------
Total assets             $   328,776   285,859 258,971 241,499 225,740
Long-term debt           $    67,865    58,798  62,021  72,190  67,117
Shareholders' equity     $   145,369   138,877 116,503 108,668 105,132

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Discontinued Operations
-----------------------
     At the end of 1995 the Company adopted a plan to sell the manufacturing technology division of a subsidiary which serves the automotive market. That division had been a separate line of business within the Technical Services segment and, accordingly, it has been classified as a discontinued operation in the Company s reported results of operations for each of the years reported upon. See the footnote for Discontinued Operations to the financial statements for a summary of these operations.

Results of Operations, year ended December 31, 1995 vs. year ended December 31, 1994
------------------------------------------------------------------
     Consolidated revenues from continuing operations advanced 25% over the prior year, and operating profit margins from continuing operations improved to 4.4% from 3.3% in 1994.

     Technical Services revenues from continuing operations, which in 1995 represented 84% of the Company s consolidated revenues from continuing operations, grew 27% over the prior year. The segment s non-automotive revenues, which accounted for over 80% of the segments revenues, advanced 31% over 1994. Among the non-automotive industry categories served by the segment, telecommunications revenues were up more than 60% in 1995 over 1994. Aircraft/aerospace, electronics and chemicals/petrochemicals each grew 30% or more. Automotive revenues from continuing operations advanced 8%. The segment s profit margins from continuing operations were 4.3% in 1995 compared with margins from continuing operations of 3.3% in 1994. Non-automotive activities contributed to the improvement in margins. Excessive overhead hampered the profitability of the continuing automotive activities, especially in the last half of the year.

     The segment s strong rate of growth of revenues in many of its markets in 1995 was due to higher demand oftentimes driven by outsourcing. In response to this demand, the segment has been broadening its offerings to include managed staffing, managed computer-aided-design services and information systems staffing services. Under the managed staffing and managed computer-aided-design concepts, the customer turns over responsibility to the segment to provide technical staffing or to manage an entire technical department. In 1995 managed staffing and managed computer-aided-design services provided revenues of over $200 million, up from approximately $100 million in 1994. Information systems services revenues were approximately $100 million in 1995, up from approximately $50 million in 1994.

     Each of the Technical Services segment s many contracts is individually price negotiated, and as a result the price-to-direct cost mix is constantly changing. Its cost structure is generally variable. In periods of substantial increases in revenues, such as in 1995 and

1994, operating profit margins can widen because the segment can take advantage of certain economies of scale in its support cost structure. Conversely, in periods of decline in demand, operating results can deteriorate quickly because realization of cost savings typically lags implementation of downsizing and cost reduction programs. The segment will continue to invest in computer-aided-design as well as business computer systems.

     The Company s Temporary Services segment operates under the name of Todays Temporary. The segment s revenues, which in 1995 represented 11% of the Company s consolidated revenues, grew 17% over the prior year. Operating profit margins for Temporary Services were 5.1% in 1995 compared with 4.1% in 1994. Several managed staffing contracts helped boost Temporary Services revenues in 1995. The Temporary Services segment is not capital intensive.

     Management Recruiters revenues, which in 1995 represented 5% of consolidated revenues, grew 27% over the prior year. Operating profit margins for Management Recruiters were 15.0% in 1995 compared with 13.8% in 1994. Management Recruiters participated in the outsourcing trend with new broad-based contracts with several of its long-time customers. The segment is generally not price sensitive and it is not capital intensive.

     The Company is in the process of terminating operations of a small portion of the discontinued business and is discussing the sale of the remainder of the discontinued business with several potential buyers. Third quarter 1995 losses from discontinued operations included a receivables reserve of approximately $3 million. This reserve represented reductions in anticipated values of certain unbilled receivables and did not relate to customers inability to pay. Fourth quarter 1995 losses from discontinued operations included a reserve of $23 million ($16 million after taxes) for estimated losses on terminating and selling the discontinued business and for estimated losses from operations of the discontinued business from the beginning of 1996 until the estimated dates of final termination or sale.

Results of Operations, year ended December 31, 1994 vs. year ended December 31, 1993
------------------------------------------------------------------
     Consolidated revenues from continuing operations advanced 18% over the prior year, and operating profit margins on revenues improved to 3.3% from 2.2% in 1993.

     Technical Services segment revenues, which in 1994 represented 83% of the Company's consolidated revenues, grew 18% over the prior year. Operating profit margins for Technical Services were 3.3% in 1994 compared with 2.6% in 1993. The growth of revenues was due to strong demand in most of the industrial markets served by the segment. Revenues in the automotive and telecommunications markets were well ahead of a year ago, as were aircraft/aerospace, electronics and power/energy. Demand in the chemical/petrochemicals markets, however, fell somewhat short of a year ago. An important impetus for growth in Technical Services was a continued rise in and acceptance of the concept of outsourcing.

     Temporary Services segment revenues, which in 1994 represented 12% of the Company's consolidated revenues, grew 8% over the prior year. Operating profit margins for Temporary Services were 4.1% in 1994 compared with 1.8% in 1993. The segment improved its performance with better margins and cost containment following the integration of the old CDI Temporary Services branches into the Todays operations network.

     Management Recruiters' revenues, which in 1994 represented 5% of consolidated revenues, grew 58% over the prior year. Operating profit margins for Management Recruiters were 13.8% in 1994 compared with 11.6% in 1993. Management Recruiters' new product offerings, including a temporary middle manager service and a temporary office/clerical service, gave this segment a boost in revenues over and above improvements in its traditional middle management search business.

Inflation
---------
     The Technical Services and Temporary Services business segments' services are priced generally in close relationship with direct labor costs. Management Recruiters' middle management search services are priced as a function of salary levels of job candidates. In recent years inflation has not been a meaningful factor.

Liquidity and Capital Resources
-------------------------------
     Expansions and contractions in the levels at which the Company's businesses operate directly affect consolidated working capital, which in turn has a direct relationship to total capital employed because of the high concentration of total assets represented by current assets. Working capital increased in 1995 primarily because of the higher levels of business at which the Company was operating. The ratio of current assets to current liabilities was 2.5 to 1 as of December 31, 1995 and 1994 and 2.4 to 1 as of December 31, 1993.

     The Company's main sources of liquidity have been from operations and from borrowings, including a revolving credit agreement and short-term lines of credit with banks. The revolving credit agreement provides for borrowings of up to $100 million. Long-term borrowings outstanding under all agreements at December 31, 1995 were $68 million. Considering the most restrictive of the limitations placed on bank borrowings by the agreements, the available borrowing capacity to the Company under the revolving credit agreement (using borrowings outstanding as of December 31, 1995) was $54 million. These sources have been adequate to support growth opportunities in the Company's businesses. The consolidated ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 32% as of December 31, 1995 compared with 30% as of December 31, 1994 and 35% as of December 31, 1993.

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

     During 1996, as it phases out and disposes of its discontinued operations, the Company expects to realize net proceeds of approximately $18 million. To the extent that proceeds are realized in cash, the Company intends to use such proceeds to pay down long-term debt.

New Accounting Standards
------------------------
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ( Statement 121"), which requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted Statement 121, which had no significant effect on the financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation, which is effective beginning in 1996. This statement encourages the fair value based method of accounting for stock options and similar equity instruments granted to employees. This method requires that the fair value of equity instruments granted to employees be recorded as compensation expense. However, the statement allows companies to continue to use the intrinsic value based method which, in most cases, does not result in a charge to earnings. The Company will not adopt the fair value based method of accounting for stock options. However, if the fair value based method of accounting were applied to grants of stock options in 1995, the effect would not be material.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     CDI CORP. AND SUBSIDIARIES
                 Consolidated Statements of Earnings
             Years ended December 31, 1995, 1994 and 1993
                 (In thousands, except per share data)


                                           1995      1994      1993
                                        ---------  ---------  -------
Revenues                              $ 1,270,453  1,012,775  856,974

Cost of operations                      1,166,064    936,573  800,356
                                        ---------  ---------  -------
Gross profit                              104,389     76,202   56,618

General and administrative expenses        48,552     42,945   38,007
                                        ---------  ---------  -------
Operating profit                           55,837     33,257   18,611

Interest expense                            4,454      3,107    2,945
                                        ---------  ---------  -------
Earnings from continuing operations
  before income taxes and minority
  interests                                51,383     30,150   15,666

Income taxes                               20,600     11,946    5,620
                                        ---------  ---------  -------
Earnings from continuing operations
  before minority interests                30,783     18,204   10,046

Minority interests                            120         31        7
                                        ---------  ---------  -------
Earnings from continuing operations        30,663     18,173   10,039

Discontinued operations                   (25,524)     4,198   (2,209)
                                        ---------  ---------  -------
Net earnings                          $     5,139     22,371    7,830
                                        =========  =========  =======



Earnings per share:
  Earnings from continuing
   operations                         $      1.55      .92        .51
  Discontinued operations             $     (1.29)     .21       (.11)
  Net earnings                        $       .26     1.13        .40



See accompanying notes to financial statements.

                      CDI CORP. AND SUBSIDIARIES
             Consolidated Statements of Retained Earnings
             Years ended December 31, 1995, 1994 and 1993
                            (In thousands)


                                              1995     1994     1993
                                             -------  -------  -------
Balance at beginning of year               $ 126,132  103,761   95,931

Net earnings                                   5,139   22,371    7,830
                                             -------  -------  -------
Balance at end of year                     $ 131,271  126,132  103,761
                                             =======  =======  =======


See accompanying notes to financial statements.

                     CDI CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                     December 31, 1995 and 1994
                  (In thousands, except share data)


Assets                                               1995      1994
------                                              -------   -------
Current assets:
 Cash                                             $   4,490     5,155
 Accounts receivable, less allowance for
  doubtful accounts of $4,059-1995;
  $2,966-1994                                       235,445   171,053
 Prepaid expenses                                     4,587     3,987
 Deferred income taxes                                9,280       378
 Net assets of discontinued operations               18,011    32,027
                                                    -------   -------
        Total current assets                        271,813   212,600

Fixed assets, at cost:
 Land                                                   764       807
 Buildings                                            3,846     3,834
 Computers                                           53,016    45,434
 Equipment and furniture                             31,444    31,005
 Leasehold improvements                              12,211    11,355
                                                    -------   -------
                                                    101,281    92,435
 Accumulated depreciation                            70,804    67,659
                                                    -------   -------
        Net fixed assets                             30,477    24,776

Net assets of discontinued operations                     -    21,085
Deferred income taxes                                 4,418     3,118
Goodwill and other intangible assets                 16,605    18,255
Other assets                                          5,463     6,025
                                                    -------   -------
                                                  $ 328,776   285,859
                                                    =======   =======

                     CDI CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                     December 31, 1995 and 1994
                  (In thousands, except share data)


Liabilities and Shareholders' Equity                 1995      1994
------------------------------------                -------   -------
Current liabilities:
 Obligations not liquidated because of
  outstanding checks                              $   9,644     6,733
 Accounts payable                                     8,179     7,112
 Withheld payroll taxes                               1,569     5,565
 Accrued compensation and related costs              52,102    42,360
 Other accrued expenses                              17,167    12,548
 Currently payable income taxes                      21,417    10,033
                                                    -------   -------
        Total current liabilities                   110,078    84,351

Long-term debt                                       67,865    58,798
Deferred compensation                                 5,039     3,528
Minority interests                                      425       305

Shareholders' equity:
 Preferred stock, $.10 par value -
  authorized 1,000,000 shares; none
  issued                                                  -         -
 Common stock, $.10 par value -
  authorized 100,000,000 shares;
  issued 19,845,483 shares - 1995;
  19,739,983 shares - 1994                            1,985     1,974
 Class B common stock, $.10 par value -
  authorized 3,174,891 shares; none
  issued                                                  -         -
 Additional paid-in capital                          12,703    11,361
 Retained earnings                                  131,271   126,132
 Less common stock in treasury, at cost -
  25,055 shares                                        (590)     (590)
                                                    -------   -------
        Total shareholders' equity                  145,369   138,877
                                                    -------   -------
                                                  $ 328,776   285,859
                                                    =======   =======


See accompanying notes to financial statements.

                     CDI CORP. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
             Years ended December 31, 1995, 1994 and 1993
                            (In thousands)


                                             1995     1994     1993
                                            ------   ------   ------
Continuing Operations
 Operating activities:
  Earnings from continuing operations     $ 30,663   18,173   10,039
  Minority interests                           120       31        7
  Depreciation                              10,600    9,064    9,670
  Amortization of intangible assets          1,835    1,997    2,664
  Income tax provision greater (less)
    than tax payments                        1,182    1,828     (323)
  Change in assets and liabilities
    net of effects from acquisitions:
    (Increase) in accounts receivable      (64,392) (33,038)  (4,211)
    Increase in payables and accrued
      expenses                              11,432   17,823      468
    Other                                     (159)     373      848
                                            ------   ------   ------
                                            (8,719)  16,251   19,162
                                            ------   ------   ------
 Investing activities:
  Purchases of fixed assets                (16,690) (10,041)  (9,028)
  Acquisitions net of cash acquired           (103)    (198)  (4,070)
  Other                                      1,924    1,817   (2,168)
                                            ------   ------   ------
                                           (14,869)  (8,422) (15,266)
                                            ------   ------   ------
 Financing activities:
  Borrowings long-term debt                  9,136        -   16,128
  Payments long-term debt                      (69) (19,223) (11,324)
  Obligations not liquidated
    because of outstanding checks            2,911    2,695      243
  Exercises of stock options                 1,353        -        -
                                            ------   ------   ------
                                            13,331  (16,528)   5,047
                                            ------   ------   ------
Net cash flows from continuing
  operations                               (10,257)  (8,699)   8,943
Net cash flows from discontinued
  operations                                 9,592   (6,502)   5,175
                                            ------   ------   ------
Increase (decrease) in cash                   (665) (15,201)  14,118
Cash at beginning of year                    5,155   20,356    6,238
                                            ------   ------   ------
Cash at end of year                       $  4,490    5,155   20,356
                                            ======   ======   ======

See accompanying notes to financial statements.

                    CDI CORP. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS


Significant Accounting Policies
-------------------------------
Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after elimination of intercompany balances and transactions.

Discontinued Operations - As disclosed in the footnote for Discontinued Operations, the Company adopted a plan to dispose of the manufacturing technology division of a subsidiary. As a result, all financial information has been restated to reflect these discontinued operations.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fixed Assets - Depreciation of fixed assets is provided generally on the straight-line method at rates calculated to provide for retirement of assets at the end of their estimated useful lives. The annual rates generally used are 3-1/3% for buildings, 25% for computers, 10% to 25% for equipment and furniture and the lesser of the life of the lease or asset for leasehold improvements.

Goodwill and Other Intangible Assets - The net assets of subsidiaries acquired, which were accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets is reflected in the consolidated balance sheets as goodwill - $13,634,000 at December 31, 1995 and $14,240,000 at December 31, 1994. Goodwill of $10,861,000 at December 31, 1995 and $11,467,000 at December 31, 1994 is being amortized on the straight-line method over two to forty years. Amortization for goodwill in 1995 and 1994 was $697,000 and $703,000, respectively, resulting in accumulated amortization of $4,467,000 as of December 31, 1995 and $3,758,000 as of December 31, 1994.

Other intangible assets, primarily arising in conjunction with acquisitions, include agreements with individuals not to enter into competing businesses with the Company, the value for an established customer base and the value for acquired temporary services franchise arrangements. Other intangible assets of $2,971,000 and $4,015,000 were recorded at December 31, 1995 and 1994, respectively, and are being amortized on the straight-line method over two to twelve years. Amortization for other intangible assets in 1995 and 1994 was $1,138,000 and $1,294,000, respectively, resulting in accumulated amortization of $4,208,000 as of December 31, 1995 and $3,308,000 as of December 31, 1994.

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

Fair Value of Financial Instruments - The carrying value of financial instruments approximates fair value. The Company's financial instruments are accounts receivable, accounts payable and long-term debt. The Company does not have any off-balance sheet financial instruments or derivatives.

Per Share Data - For the years ended December 31, 1995, 1994 and 1993, earnings per share of common stock are based on the weighted average number of shares of common stock and dilutive common share equivalents (which arise from stock options) outstanding during the years. No further dilution resulted from a computation of fully diluted earnings per share. The number of shares used to compute earnings per share was 19,830,850, 19,778,980 and 19,728,401 for the years ended December 31,
1995, 1994 and 1993, respectively.

New Accounting Standards - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ( Statement 121"), which requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted Statement 121 which had no significant effect on the financial statements.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation, which is effective beginning in 1996. This statement encourages the fair value based method of accounting for stock options and similar equity instruments granted to employees. This method requires that the fair value of equity instruments granted to employees be recorded as compensation expense. However, the statement allows companies to continue to use the intrinsic value based method which, in most cases, does not result in a charge to earnings. The Company will not adopt the fair value based method of accounting for stock options. However, if the fair value based method of accounting were applied to grants of stock options in 1995, the effect would not be material.

Acquisitions
------------
     During the year ended December 31, 1995 the Company invested
$103,000 to acquire an operation in Technical Services. Goodwill equal to the investment is being amortized on the straight-line method over two years.

     During the year ended December 31, 1994 there were investments totalling $198,000 that relate to an acquisition in a prior year and to the acquisition of the minority interests in a subsidiary. Goodwill relating to these subsidiaries increased by $198,000.

     During the year ended December 31, 1993 the Company made an acquisition in Technical Services. Cash aggregating $4,070,000 was invested. The acquisition was accounted for using the purchase method. Assets (including goodwill of $1,182,000) of $7,133,000 were acquired along with liabilities of $3,063,000. Goodwill is being amortized on the straight-line method over twenty years. The consolidated statements of earnings include the results of operations for the acquired company from date of acquisition. The acquisition did not have a significant effect upon reported earnings for the year ended December 31, 1993 and earnings for 1993 would not have been significantly different than reported had the acquisition occurred January 1, 1993.

Accounts Receivable
-------------------
     The Company's principal asset is accounts receivable. Receivables arise from services provided pursuant to contracts or agreements with customers for such services. Historically, losses due to customers' inability to comply with the payment terms of their contracts or agreements with the Company have not been significant. The primary users of the Company's services are large U.S. based industrial and commercial concerns, many of which are Fortune 500 companies, and the U.S. Government.

     Accounts receivable as of December 31, 1995 for Technical Services, Temporary Services and Management Recruiters were $210,780,000, $18,310,000 and $6,082,000, respectively, and as of
December 31, 1994 were $153,330,000, $13,283,000 and $4,440,000, respectively. Receivables from the automotive industry comprised approximately 25% of consolidated receivables as of December 31, 1995 and approximately 35% as of December 31, 1994. Additionally, receivables from the aircraft/aerospace, chemicals/petrochemicals, electronics and telecommunications industries each comprised approximately 15% of consolidated receivables as of December 31, 1995 and each approximately 10% as of December 31, 1994. It is not Company or industry practice to require collateral or other security because of the nature of the customer base involved.

Long-term Debt
--------------
     Long-term debt at December 31, 1995 and 1994 was as follows
($000s):

                                                      1995    1994
                                                     ------  ------
Notes payable to banks under revolving
 credit agreement with interest at
 6-1/8%-1995; 6-3/8%-1994                          $ 46,000  48,000
Notes payable to banks under short-term
 lines of credit with interest at 6-1/8%-
 1995; 6-5/8%-1994                                   20,000  10,000
Other                                                 1,865     798
                                                     ------  ------
                                                   $ 67,865  58,798
                                                     ======  ======

     A revolving credit agreement with a syndicate of banks provides for borrowings up to $100 million. Borrowings outstanding at March 31, 1998 may be converted into term debt which would mature in quarterly installments payable over four years. There was an initial one-time fee paid equal to 1/8% of the banks' commitments and there is an annual facility fee equal to 3/10% of the banks' commitments. Interest rate alternatives are available whereby the Company can elect to have interest be at either (i) rates quoted competitively by the syndicate banks on a transactional basis with borrowings awarded to the lowest bidder(s), (ii) rates quoted on the Interbank Eurodollar Market ("LIBOR") (adjusted for reserve requirements) plus a LIBOR margin that can range from 1/2% to 1-1/2% depending upon the ratio of all of the Company's borrowings to its cash flow, or (iii) rates determined by the greater of either (a) the prime rate or (b) the overnight Federal Funds rate plus 1/2%. The ratio for the LIBOR margin is determined each quarter using borrowings outstanding at the end of the quarter and cash flow for the four quarters then ended. The resulting ratio is used to determine the applicable LIBOR Margin for the ensuing quarter.

     Uncommitted short-term lines of credit with five banks are also available under which interest rates are quoted on a transactional basis and are related to the banks' costs of funds.

     All borrowings at December 31, 1995 are classified long-term because the Company intends to finance maturities as they become due with borrowings under the revolving credit agreement. As of December 31, 1995 borrowings scheduled to mature in 1996 were $21,822,000, with $16,000 due in 1997, $8,637,000 due in 1998, $11,512,000 due in 1999
and $11,503,000 due in 2000.

     The revolving credit agreement places limitations on certain transactions that include acquisition by the Company of its securities, payment of cash dividends and investments in other businesses. In addition, the credit agreement includes certain other requirements. A consolidated current ratio of at least 1.5 is to be maintained. Consolidated tangible net worth (total shareholders' equity less goodwill and other intangible assets) shall be at least $70 million plus 35% of consolidated net earnings after December 31, 1992 ($82,369,000 as of December 31, 1995). If interest coverage (ratio of operating profit to interest expense using the most recent four quarters) is less than 1 to 1, the tangible net worth requirement is increased by $5 million. The ratio of consolidated indebtedness for borrowings to total capital (sum of consolidated current and long-term debt, non-current deferred income taxes, minority interests and tangible net worth) shall not exceed .60. The Company was in compliance with the terms of the credit agreement through December 31, 1995.

Capital Stock
-------------
     Common stock and Class B common stock have equal rights except that dividends, other than stock dividends, may be declared and paid on common stock in excess of amounts declared and paid on Class B common stock. The Class B common stock is convertible on a share-for-share basis into common stock and Class B shares so converted shall be cancelled.

     At December 31, 1995, 983,250 shares of common stock were reserved for issuance under the non-qualified stock option and stock appreciation rights plan.

     During the year ended December 31, 1995, 105,500 shares of common stock were issued pursuant to the exercise of stock options under the Company s non-qualified stock option and stock appreciation rights plan. The issuance of these shares increased common stock by $11,000 and additional paid-in capital by $1,342,000.

     During the years ended December 31, 1994 and 1993, 100 shares and 200 shares, respectively, of common stock held in treasury were reissued. These shares had a cost of $3,000 and $5,000, respectively.

Stock Plan
----------
     Under the terms of a non-qualified stock option and stock appreciation rights plan, options and stock appreciation rights to purchase an aggregate of 983,250 shares of common stock may be granted separately or in tandem to salaried employees, consultants and directors. Stock appreciation rights may also be granted with respect to outstanding options. Grants under the plan, except for grants to certain directors who are not full-time employees and whose retainer fees are paid in whole or in part via stock options, are determined by a stock option committee appointed by the board of directors. Stock options granted to directors in lieu of payment of fees in cash are not significant. The price at which options or stock appreciation rights may be exercised shall not be less than 50% of the market value per share of the Company's common stock on the date of grant and, unless otherwise determined by the committee, options or rights granted under the plan shall not be exercised after five years from date of grant.

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

     During the years ended December 31, 1995, 1994 and 1993 options were granted to purchase 36,700 shares, 107,000 shares and 200,000 shares, respectively, at average option prices per share of $19.04, $15.06 and $10.38, respectively. All such options granted have option prices equal to the per share market price of the Company s common on the dates of grant. Therefore, no compensation cost was recognized for any of these options granted. No stock appreciation rights were granted during any of these years.

     During the year ended December 31, 1995, stock options were exercised for 105,500 shares at an average option price of $9.70. No options were exercised during the years ended December 31, 1994 and 1993. No stock appreciation rights were exercised during the years ended December 31, 1995, 1994 and 1993.

     During the years ended December 31, 1995, 1994 and 1993 stock options lapsed or were forfeited for 128,000 shares, 8,000 shares and 8,000 shares, respectively, which had average option prices per share of $10.58, $6.75 and $6.75, respectively.

     At December 31, 1995, 1994, 1993 and 1992 options were outstanding to purchase 154,200, 351,000, 252,000 and 60,000 shares of common stock, respectively, at average prices of $14.88, $11.32, $9.59 and $6.58 per share, respectively. Options to purchase 40,250 shares, 113,333 shares and 106,667 shares were exercisable at December 31, 1995, 1994 and 1993, respectively, at average prices of $11.60, $9.12 and $9.30, respectively. No stock appreciation rights were outstanding as of December 31, 1995, 1994 or 1993.

Income Taxes
------------
     The provision for income taxes relating to continuing operations for the years ended December 31, 1995, 1994 and 1993 was comprised of the following ($000s):

                                    Total    Federal  State   Foreign
                                   -------   -------  ------  -------
1995
----
Current                          $  30,478   25,745    4,279      454
Deferred                           (10,207)  (8,795)  (1,413)       1
Benefits for stock option
  exercises credited to
  additional paid-in
  capital                              329      327        2        -
                                    ------   ------    -----    -----
                                 $  20,600   17,277    2,868      455
                                    ======   ======    =====    =====
1994
----
Current                          $  12,749   10,791    1,475      483
Deferred                              (803)    (377)    (422)      (4)
                                    ------   ------    -----    -----
                                 $  11,946   10,414    1,053      479
                                    ======   ======    =====    =====
1993
----
Current                          $  10,538    9,492      980       66
Deferred                            (4,918)  (4,383)    (515)     (20)
                                    ------   ------    -----    -----
                                 $   5,620    5,109      465       46
                                    ======   ======    =====    =====

     The tax effects of the principal components creating net deferred income tax assets as of December 31, 1995 and 1994 were as follows ($000s):
                                                      1995      1994
                                                     ------    ------
Components creating deferred tax liabilities
  Deferral of revenues and accounts receivable     $  4,312    10,698
  Other                                               1,489     1,238
                                                     ------    ------
                                                      5,801    11,936
Components creating deferred tax assets
  Expenses accrued not currently deductible         (16,474)  (12,651)
  Intangible assets amortization                     (1,640)   (1,300)
  Basis differences for fixed assets                   (925)     (643)
  Other                                                (221)     (316)
  Carryforwards, primarily operating losses            (438)   (1,041)
                                                     ------    ------
                                                    (19,698)  (15,951)
Valuation allowances                                    199       519
                                                     ------    ------
                                                   $(13,698)   (3,496)
                                                     ======    ======

     The net change in the valuation allowances for the years ended December 31, 1995 and 1994 was a decrease of $320,000 and $420,000, respectively.

     The effective income tax rates relating to continuing operations for the years ended December 31, 1995, 1994 and 1993 differed from the federal rate as follows:

                                                 1995   1994   1993
                                                 ----   ----   ----
Federal rate                                       35%    35%    34%
State income taxes                                  4%     2%     2%
Expenses permanently nondeductible
  for tax purposes                                  1%     2%     1%
Other                                               -      1%    (1%)
                                                  ---    ---    ---
Effective income tax rate                          40%    40%    36%
                                                  ===    ===    ===

     Certain subsidiaries have operating loss carryforwards for tax purposes the realization of which is dependent upon the respective subsidiaries having sufficient taxable income in future years to use the carryforwards. At December 31, 1995 for federal income tax purposes, these carryforwards aggregated approximately $400,000 and expire in varying amounts from 2002 through 2008. The tax benefits of approximately $100,000 of these carryforwards reduce goodwill and have been recognized for financial reporting purposes. Tax benefit relating to the remaining $300,000 have been recognized for financial reporting purposes.

     At December 31, 1995 for state income tax purposes, there were operating loss carryforwards aggregating approximately $3,800,000 expiring in varying amounts from 1996 through 2009. Benefits relating to approximately $1,400,000 have been recognized for financial reporting purposes. Benefits for the remaining $2,400,000 have not been recognized and are included in the valuation allowance as of December 31, 1995.

Retirement Plans
----------------
     Trusteed contributory and non-contributory defined contribution retirement plans have been established for the benefit of eligible employees. Costs of the plans are charged to earnings and are based on either a formula using a percentage of compensation or an amount determined by the board of directors of a company limited to the amount allowable for Federal income tax purposes. Costs are funded as accrued. Charges to earnings for contributions to these retirement plans for the years ended December 31, 1995, 1994 and 1993 were $2,337,000, $1,813,000 and $1,637,000, respectively.

     Except for retirement plans, the Company provides no other postretirement benefits. Further, the Company does not provide postemployment benefits.

Leases
------
     Offices used for sales, recruiting and administrative functions and facilities used for in-house engineering, design and drafting are occupied under numerous leases which expire through 2010. In addition, there are leases for computers and office equipment. Rentals under all leases for the years ended December 31, 1995, 1994 and 1993 were $18,875,000, $16,812,000 and $16,735,000, respectively.

     For periods after December 31, 1995, approximate minimum annual rentals under non-cancellable leases aggregate $47,130,000 with rentals of $15,173,000 due in 1996, $10,297,000 due in 1997, $6,054,000 due in
1998, $4,554,000 due in 1999 and $2,901,000 due in 2000.

Business Segments
-----------------
     Business segment data for the years ended December 31, 1995, 1994 and 1993 follows ($000s):

     Technical Services - This segment provides principally technical staffing supplying supplemental engineering, technical and information services personnel to a broad range of customers.

     Temporary Services - This segment provides temporary office, clerical and support personnel services to a broad range of commercial customers.

     Management Recruiters - This segment provides principally a search and recruiting service for permanent employment of management, technical, sales and clerical personnel and a range of management staffing services through several specialized divisions.

                                          1995       1994      1993
                                        ---------  ---------  -------
Revenues
--------
Technical Services                    $ 1,062,045    839,245  712,128
Temporary Services                        141,779    121,180  111,739
Management Recruiters                      66,629     52,350   33,107
                                        ---------  ---------  -------
                                      $ 1,270,453  1,012,775  856,974
                                        =========  =========  =======
Operating profit
----------------
Technical Services                    $    45,322     27,764   18,459
Temporary Services                          7,174      5,002    2,015
Management Recruiters                       9,993      7,240    3,856
Corporate expenses                         (6,652)    (6,749)  (5,719)
                                        ---------  ---------  -------
                                      $    55,837     33,257   18,611
                                        =========  =========  =======

                                          1995       1994      1993
                                        ---------  ---------  -------
Identifiable assets
-------------------
Technical Services                    $   263,974    195,677  165,418
Temporary Services                         30,418     22,924   23,033
Management Recruiters                      11,961      8,390    5,585
Corporate                                   4,412      5,756   21,936
                                        ---------  ---------  -------
                                          310,765    232,747  215,972
Net assets of discontinued
 operations                                18,011     53,112   42,999
                                        ---------  ---------  -------
                                      $   328,776    285,859  258,971
                                        =========  =========  =======
Capital additions
-----------------
Technical Services                    $    12,834      8,677    7,919
Temporary Services                          3,065        557      457
Management Recruiters                         696        733      434
Corporate                                      95         74      218
                                        ---------  ---------  -------
                                      $    16,690     10,041    9,028
                                        =========  =========  =======
Depreciation expense
--------------------
Technical Services                    $     9,221      7,876    8,544
Temporary Services                            784        582      548
Management Recruiters                         512        483      505
Corporate                                      83        123       73
                                        ---------  ---------  -------
                                      $    10,600      9,064    9,670
                                        =========  =========  =======

     For the year ended December 31, 1993 Technical Services had a customer that provided revenues equal to 10% of consolidated revenues.

Discontinued Operations
-----------------------
     On December 28, 1995 the Company adopted a plan to sell the manufacturing technology division of a subsidiary which serves the automotive market. The division had been a separate line of business within the Company s Technical Services segment and now has been classified as a discontinued operation in the Company s reported results for the current as well as prior periods.

     The Company is in the process of terminating operations of a small portion of the discontinued business and is discussing the sale of the remainder of the business with several potential buyers. All activities related to the discontinuance are expected to be concluded within a year from the adoption of the plan to discontinue.

     Summary results of the discontinued operation for the years ended December 31, 1995, 1994 and 1993 are as follows ($000s):

                                             1995     1994     1993
                                            ------   ------   ------
     Revenues                             $ 65,588   84,824   64,318

     Operating profit (loss)              $(13,525)   7,669   (2,257)
     Interest expense                        1,007    1,004      782
                                            ------   ------   ------
     Earnings (loss) before
       income taxes                        (14,532)   6,665   (3,039)
     Income taxes                           (4,966)   2,467     (830)
                                            ------   ------   ------
     Earnings (loss) before
       provisions for estimated
       operating losses during
       phase-out period and
       estimated losses on
       disposal of operation                (9,566)   4,198   (2,209)
     Estimated losses during phase-
       out period, net of income
       tax benefit of $(1,991)              (3,698)       -        -
     Estimated losses on disposal
       of operation, net of income
       tax
       benefit of $(4,696)                 (12,260)       -        -
                                            ------   ------   ------
     Earnings (loss) discontinued
       operations                         $(25,524)   4,198   (2,209)
                                            ======   ======   ======

     The assets held as of December 31, 1995 have been written down by $12.3 million after taxes to estimated net realizable value and provisions have been made for estimated losses of $3.7 million after tax during the phase-out period, for a total of $16.0 million. The after-tax effect of these losses and provisions relates to working capital ($8.1 million), fixed assets ($4.4 million) and goodwill ($3.5 million). Further, as a result of a significant reduction in the level of activities of the discontinued operation during the second half of 1995, independent of the adoption of the plan at the end of 1995 to discontinue, a substantial amount of working capital was liquidated in the ordinary course of business. Summary balance sheet accounts of the discontinued operation as of December 31, 1995 and 1994 are as follows ($000s):
                                            1995     1994
                                           ------   ------

     Working capital                     $  4,236   32,027
     Net fixed assets                      12,382   18,277
     Goodwill                                   -    3,793
     Other assets                               9        9
     Deferred taxes relating
       to fixed assets                      1,384     (994)
                                           ------   ------
                                         $ 18,011   53,112
                                           ======   ======

     Interest expense was allocated to the discontinued operation based upon its proportionate share of consolidated net assets during each of the years.

     Contracts with customers for the discontinued operation were primarily fixed price based. Accordingly, revenues were recognized using the percentage of completion method of accounting.

     Effective income tax rates for the discontinued operation differed from the federal statutory rate because of expenses permanently non-deductible for tax purposes.

Legal Proceedings and Claims
----------------------------
     There are litigation and other claims pending which arise in the ordinary course of business. There are substantive defenses and/or insurance available such that the outcome of these items should not have a material adverse effect on the financial condition or results of operations of the Company.

                    INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of CDI Corp.:

     We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of earnings, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule listed under the heading "Financial statement schedules" on page 35. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




February 26, 1996                     /s/ KPMG PEAT MARWICK LLP
1600 Market Street                   ---------------------------------
Philadelphia, PA  19103               KPMG Peat Marwick LLP

                 CDI CORP. AND SUBSIDIARIES
                     Quarterly Earnings
           Years ended December 31, 1995 and 1994
           (In thousands, except per share data)


                         First   Second    Third   Fourth
                        Quarter  Quarter  Quarter  Quarter    Year
                        -------  -------  -------  -------  ---------
1995
----
Revenues              $ 292,439  312,526  331,485  334,003  1,270,453
Gross profit             23,106   26,440   28,359   26,484    104,389
Operating profit         11,688   14,527   16,240   13,382     55,837
Interest expense          1,073    1,272    1,059    1,050      4,454
Earnings from
  continuing
  operations              6,329    7,847    8,872    7,615     30,663
Discontinued
  operations                811      (86)  (5,732) (20,517)   (25,524)
Net earnings          $   7,140    7,761    3,140  (12,902)     5,139

Per share:
Earnings from
  continuing
  operations          $     .32       .40     .45      .38       1.55
Discontinued
  operations          $     .04         -    (.29)   (1.03)     (1.29)
Net earnings          $     .36       .39     .16     (.65)       .26




1994
----
Revenues              $ 229,254   244,835  265,940  272,746  1,012,775
Gross profit             16,143    17,421   21,301   21,337     76,202
Operating profit          6,105     6,566   10,211   10,375     33,257
Interest expense            738       674      807      888      3,107
Earnings from
  continuing
  operations              3,159     3,404    5,502    6,108     18,173
Discontinued
  operations                785     1,057    1,130    1,226      4,198
Net earnings          $   3,944     4,461    6,632    7,334     22,371

Per share:
Earnings from
  continuing
  operations          $     .16       .17      .28      .31        .92
Discontinued
  operations          $     .04       .05      .06      .06        .21
Net earnings          $     .20       .23      .34      .37       1.13

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











                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

     (a)  Documents filed as part of this report

          Financial statements
            The consolidated balance sheets of the Registrant as of December 31, 1995 and 1994, the related consolidated statements of earnings, retained earnings and cash flows for each of the years ended December 31, 1995, 1994 and 1993, the footnotes thereto and the report of KPMG Peat Marwick LLP, independent auditors, are filed herein.

          Financial statement schedules
            Schedule submitted for the years ended December 31, 1995, 1994 and 1993.
            II - Valuation and Qualifying Accounts

     (b) Registrant has not filed a Form 8-K during the quarter ended December 31, 1995.

     (c)  Exhibits

             3.(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

               (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant s report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               b. Employment Agreement dated May 1, 1973 by and between Comprehensive Designers, Inc. and Walter
                     R. Garrison, incorporated herein by reference to
                     Exhibit 10.e. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               c. Employment Agreement dated April 1, 1963, as amended and restated effective May 1, 1986, by and between Registrant and Christian M. Hoechst, incorporated herein by reference to Registrant's report on Form 10-K for the year ended April 30, 1987 (File No. 1-5519). (Constitutes a manage-ment contract or compensatory plan or arrangement)

               d. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar
                     D. Landis, incorporated herein by reference to
                     Exhibit 10.g. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               f. Non-competition and Consulting Agreement by and between Registrant and Christian M. Hoechst dated October 17, 1995. (Constitutes a management contract or compensatory plan or arrangement)

            11.      Statement re computation of per share earnings.
            21.      Subsidiaries of the Registrant.
            23.      Consents of experts and counsel.
            27.      Financial Data Schedule.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              CDI Corp.
-------------------------------------


By: /s/ Walter R. Garrison
-------------------------------------
    Walter R. Garrison, President

Date:  February 27, 1996
-------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Walter R. Garrison
-------------------------------------
    Walter R. Garrison
    President and Director
    (Principal Executive Officer)

Date:  February 27, 1996
-------------------------------------


By: /s/ Edgar D. Landis
-------------------------------------
    Edgar D. Landis
    Executive Vice President,
    Finance and Director
    (Principal Financial and
    Accounting Officer)

Date:  February 26, 1996
-------------------------------------


By: /s/ Walter E. Blankley
-------------------------------------
    Walter E. Blankley
    Director

Date:  February 26, 1996
-------------------------------------

By: /s/ Christian M. Hoechst
-------------------------------------
    Christian M. Hoechst
    Director

Date:  February 28, 1996
-------------------------------------


By: /s/ Lawrence C. Karlson
-------------------------------------
    Lawrence C. Karlson
    Director

Date:  February 26, 1996
-------------------------------------


By: /s/ Allen M. Levantin
-------------------------------------
    Allen M. Levantin
    Director

Date:  February 26, 1996
-------------------------------------


By: /s/ Alan B. Miller
-------------------------------------
    Alan B. Miller
    Director

Date:  February 26, 1996
-------------------------------------


By: /s/ John W. Pope
-------------------------------------
    John W. Pope
    Director

Date:  February 27, 1996
-------------------------------------


By: /s/ Barton J. Winokur
-------------------------------------
    Barton J. Winokur
    Director

Date:  February 26, 1996
-------------------------------------

                                                           Schedule II
                                                           -----------



                          CDI CORP. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                   (Allowance for Uncollectible Receivables)

                 Years ended December 31, 1995, 1994 and 1993


                                          Uncollectible
                                Additions  receivables
                     Balance at  charged   written off,             Balance
                     beginning     to        net of        Other    at end
                      of year    earnings   recoveries    changes   of year
                     ---------- --------- ------------- ---------- ---------
December 31, 1995  $ 2,966,000  2,833,000   1,740,000       -      4,059,000

December 31, 1994  $ 1,682,000  2,081,000    797,000        -      2,966,000

December 31, 1993  $ 1,489,000    599,000    477,000     71,000(a) 1,682,000










(a) Allowance for uncollectible receivables at dates of acquisition of subsidiaries purchased during the year.

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549







                              CDI CORP.





                              EXHIBITS


                                 to


                            Annual Report


                              FORM 10-K


                    Year ended December 31, 1995


                                Under


                   SECURITIES EXCHANGE ACT OF 1934

                           INDEX TO EXHIBITS

Number                           Exhibit                          Page
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

   f.    Non-competition and Consulting Agreement by and between    43
         Registrant and Christian M. Hoechst dated October 17,
         1995. (Constitutes a management contract or compensa-tory plan or arrangement)

Number                           Exhibit                          Page
------   -------------------------------------------------------  ----
11.      Statement re computation of per share earnings.           52

21.      Subsidiaries of the Registrant.                           53

23.      Consents of experts and counsel.                          55

27.      Financial Data Schedule.                                  56