Form 10-Q
period 1996-03-31
CDI CORP
filed 1996-05-08
CIK 18396

1

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1996
                                   --------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of April 30, 1996 were:

     Common stock, $.10 par value                   19,826,678 shares
     Class B common stock, $.10 par value                  None

                    PART 1.  FINANCIAL INFORMATION

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                            (In thousands)



                                               March 31,  December 31,
Assets                                           1996        1995
- ------                                         ---------  ------------
Current assets:
 Cash                                         $   3,602       4,490
 Accounts receivable, less allowance
  for doubtful accounts of $4,076 -
  March 31, 1996; $4,059 - December 31,
  1995                                          248,086     235,445
 Prepaid expenses                                 5,149       4,587
 Deferred income taxes                            8,057       9,280
 Net assets of discontinued operations           19,344      18,011
                                                -------     -------
        Total current assets                    284,238     271,813

Fixed assets, at cost:
 Land                                               737         764
 Buildings                                        3,853       3,846
 Computers                                       54,543      53,016
 Equipment and furniture                         33,686      31,444
 Leasehold improvements                          13,318      12,211
                                                -------     -------
                                                106,137     101,281
 Accumulated depreciation                        73,498      70,804
                                                -------     -------
        Net fixed assets                         32,639      30,477

Deferred income taxes                             4,769       4,418
Goodwill and other intangible assets             18,656      16,605
Other assets                                      5,629       5,463
                                                -------     -------
                                              $ 345,931     328,776
                                                =======     =======

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                   (In thousands, except share data)



                                               March 31,  December 31,
Liabilities and Shareholders' Equity             1996         1995
- ------------------------------------           ---------  ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                      $  10,079       9,644
  Accounts payable                                7,481       8,179
  Withheld payroll taxes                          2,354       1,569
  Accrued expenses                               80,638      69,269
  Currently payable income taxes                 12,320      21,417
                                                -------     -------
         Total current liabilities              112,872     110,078

Long-term debt                                   73,311      67,865
Deferred compensation                             5,351       5,039
Minority interests                                  434         425

Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                             -           -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,850,983 shares - March 31,
   1996; 19,845,483 shares - December 31,
   1995                                           1,985       1,985
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                             -           -
  Additional paid-in capital                     12,801      12,703
  Retained earnings                             139,767     131,271
  Less 25,055 shares of common stock
   in treasury, at cost                            (590)       (590)
                                                -------     -------
         Total shareholders' equity             153,963     145,369
                                                -------     -------
                                              $ 345,931     328,776
                                                =======     =======

                      CDI CORP. AND SUBSIDIARIES

                  Consolidated Statements of Earnings
                 (In thousands, except per share data)



                                          Three months ended March 31,
                                          ----------------------------
                                                1996       1995
                                               -------    -------

Revenues                                     $ 351,463    292,439

Cost of operations                             320,418    269,333
                                               -------    -------
  Gross profit                                  31,045     23,106

General and administrative expenses             15,741     11,418
                                               -------    -------
  Operating profit                              15,304     11,688

Interest expense                                 1,010      1,073
                                               -------    -------
  Earnings from continuing operations
   before income taxes and minority
   interests                                    14,294     10,615

Income taxes                                     5,789      4,318
                                               -------    -------
  Earnings from continuing operations
   before minority interests                     8,505      6,297

Minority interests                                   9        (32)
                                               -------    -------
  Earnings from continuing operations            8,496      6,329

Discontinued operations                              -        811
                                               -------    -------
  Net earnings                               $   8,496      7,140
                                               =======    =======

Earnings per share:
  Earnings from continuing operations        $     .43        .32
  Discontinued operations                    $       -        .04
  Net earnings                               $     .43        .36

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                            (In thousands)


                                           Three months ended March 31,
                                           ----------------------------
                                                  1996       1995
                                                 ------     ------
Continuing Operations
  Operating activities:
   Earnings from continuing operations         $  8,496      6,329
   Minority interests                                 9        (32)
   Depreciation                                   2,895      2,407
   Amortization of intangible assets                467        443
   Income tax provision greater (less)
    than tax payments                            (8,225)     2,202
   Change in assets and liabilities
    net of effects from acquisitions:
     Increase in accounts receivable            (12,641)   (33,751)
     Increase in payables and accrued
      expenses                                   11,456      7,971
     Other                                         (434)      (823)
                                                 ------     ------
                                                  2,023    (15,254)
                                                 ------     ------
  Investing activities:
   Purchases of fixed assets                     (5,140)    (4,049)
   Acquisition net of cash acquired              (2,500)         -
   Other                                             91        262
                                                 ------     ------
                                                 (7,549)    (3,787)
                                                 ------     ------
  Financing activities:
   Borrowings long-term debt                      5,466     22,032
   Payments long-term debt                          (20)       (18)
   Obligations not liquidated because
    of outstanding checks                           435      3,298
   Exercises of stock options                        98          -
                                                 ------     ------
                                                  5,979     25,312
                                                 ------     ------

Net cash flows from continuing operations           453      6,271

Net cash flows from discontinued operations      (1,341)    (5,740)
                                                 ------     ------
Increase (decrease) in cash                        (888)       531

Cash at beginning of period                       4,490      5,155
                                                 ------     ------
Cash at end of period                          $  3,602      5,686
                                                 ======     ======

                      CDI CORP. AND SUBSIDIARIES

                   Comments to Financial Statements


     Earnings per share of common stock are based on the weighted average number of shares of common stock and dilutive common share equivalents, which arise from stock options, outstanding during the periods. No further dilution resulted from a computation of fully diluted earnings per share. The number of shares used to compute earnings per share was 19,871,616 for the three months ended March 31, 1996 and 19,822,600 for the three months ended March 31, 1995.

     Revenues and operating profit attributable to the business segments of the Company for the three months ended March 31, 1996 and 1995 follow ($000s):

                                            1996      1995
                                           -------   -------
     Revenues:
     Technical Services                  $ 295,244   243,462
     Temporary Services                     38,312    32,271
     Management Recruiters                  17,907    16,706
                                           -------   -------
                                         $ 351,463   292,439
                                           =======   =======
     Operating profit:
     Technical Services                  $  13,419     9,969
     Temporary Services                      1,678     1,289
     Management Recruiters                   2,534     2,491
     Corporate expenses                     (2,327)   (2,061)
                                           -------   -------
                                         $  15,304    11,688
                                           =======   =======

     During the three months ended March 31, 1996, there were 5,500 shares of common stock issued upon the exercise of stock options granted under the Company s non-qualified stock option and stock appreciation rights plan. The issuance of these shares resulted in an increase in additional paid-in capital of $98,000.

     At the end of 1995 the Company adopted a plan to sell the manufacturing technology division of a subsidiary which serves the automotive market. That division is classified as a discontinued operation in the Company s financial statements. The operations of a small portion of the discontinued business were terminated by March 31, 1996. The remainder of the discontinued business continues to operate and is expected to be sold prior to the end of 1996. Costs incurred during the three months ended March 31, 1996 of $1.7 million, primarily operating losses during the period, relating to the discontinued business were charged against a reserve established at December 31, 1995 for estimated costs and losses to be incurred in 1996 through termination and sale of the discontinued business. The charges to the reserve were for items and in amounts that corresponded to estimates used in establishing the reserve. Only very minor amounts of assets of the discontinued business were disposed of as of March 31, 1996.
The net assets for discontinued operations of $19 million as of March 31, 1996 were not significantly different from December 31, 1995 and are comprised primarily of working capital and fixed assets.

     The financial statements included in this report are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature.

     These comments contain only the information which is required by Form 10-Q. Further reference should be made to the comprehensive disclosures contained in the Company's annual report on Form 10-K for the year ended December 31, 1995.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        Discontinued Operations
                        -----------------------

     At the end of 1995 the Company adopted a plan to sell the manufacturing technology division of a subsidiary which serves the automotive market. That division is classified as a discontinued operation in the Company's financial statements.

                         Results of Operations
                         ---------------------

     Consolidated revenues from continuing operations for the quarter ended March 31, 1996 were 20% above the comparable quarter a year ago. Operating profit margins from continuing operations were 4.4% of revenues for the first quarter of this year compared to 4.0% for the same period in 1995.

     Technical Services' revenues from continuing operations increased 21% over the first quarter a year ago. Operating profit margins from continuing operations for Technical Services were 4.5% in the first quarter of 1996 compared to 4.1% for the 1995 first quarter. Technical Services is benefitting from the broad-based trend in American business and industry toward greater use of outsourced services. Telecommunica-tions and information systems services markets remain particularly strong, and petrochemicals continues to improve. In the automotive sector, CDI Technical Services' continuing operations returned to above breakeven after incurring losses in last year's third and fourth quarters.

     Temporary Services' revenues were up 19% over last year s first quarter. Operating profit margins for Temporary Services were 4.4% for the first quarter of 1996, compared with 4.0% for the 1995 first quarter. Temporary Services markets remain firm.

     Management Recruiters' revenues for the first quarter of 1996 grew 7% over last year's first quarter. Operating profit margins were 14% of revenues for the first quarter of this year and 15% for the first quarter of last year. Management Recruiters' markets also remain firm and performance continued at a steady pace.

     The operations of a small portion of the discontinued business were terminated by March 31, 1996. The remainder of the discontinued business continues to operate and is expected to be sold prior to the end of 1996. Costs incurred during the first quarter of 1996 of $1.7 million, primarily operating losses during the quarter, relating to the discontinued business were charged against a reserve established as of December 31, 1995 for such costs and losses. For the first quarter of 1995, the discontinued business had revenues of $26,563,000 and earnings from operations of $811,000. These earnings were included in reported earnings for that quarter.

                         Financial Condition
                         -------------------

     The ratio of current assets to current liabilities was 2.5 to 1 for both March 31, 1996 and December 31, 1995. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 32% for both March 31, 1996 and December 31, 1995. The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company's businesses.

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

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               b. Employment Agreement dated May 1, 1973 by and between Comprehensive Designers, Inc. and Walter
                     R. Garrison, incorporated herein by reference to
                     Exhibit 10.e. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               c. Employment Agreement dated April 1, 1963, as amended and restated effective May 1, 1986, by and between Registrant and Christian M. Hoechst, incorporated herein by reference to Registrant's report on Form 10-K for the year ended April 30, 1987 (File No. 1-5519). (Constitutes a manage-ment contract or compensatory plan or arrangement)

               d. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar
                     D. Landis, incorporated herein by reference to
                     Exhibit 10.g. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensa-tory plan or arrangement)

               f. Non-competition and Consulting Agreement by and between Registrant and Christian M. Hoechst dated October 17, 1995, incorporated herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            11.      Statement re computation of per share earnings.

            27.      Financial Data Schedule.

     (b) The Registrant has not filed a Form 8-K during the quarter ended March 31, 1996.











                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CDI CORP.
                              --------------------------------------



May 8, 1996                   By: /s/ Edgar D. Landis
                              --------------------------------------
                                  EDGAR D. LANDIS
                                  Executive Vice President, Finance
                                  (Duly authorized officer and
                                  principal financial officer of
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

10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   b. Employment Agreement dated May 1, 1973 by and between Comprehensive Designers, Inc. and Walter R. Garrison, incorporated herein by reference to Exhibit 10.e. to Registrant's registration statement on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   c. Employment Agreement dated April 1, 1963, as amended and restated effective May 1, 1986, by and between Registrant and Christian M. Hoechst, incorporated herein by reference to Registrant's report on Form 10-K for the year ended April 30, 1987 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   d. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar D. Landis, incorporated herein by reference to Exhibit 10.g. to Registrant's registration statement on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   f. Non-competition and Consulting Agreement by and between Registrant and Christian M. Hoechst dated
         October 17, 1995, incorporated herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 1-5519).
         (Constitutes a management contract or compensatory plan or arrangement)

11.      Statement re computation of per share earnings.            13

27.      Financial Data Schedule.                                   14