Form 10-Q
period 1996-06-30
CDI CORP
filed 1996-08-07
CIK 18396

1

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996
                                   -------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of July 31, 1996 were:

     Common stock, $.10 par value                   19,826,678 shares
     Class B common stock, $.10 par value                  None

                    PART 1.  FINANCIAL INFORMATION

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                            (In thousands)



                                                June 30,  December 31,
Assets                                            1996       1995
- ------                                          --------  ------------
Current assets:
 Cash                                          $   6,367      4,490
 Accounts receivable, less allowance
  for doubtful accounts of $4,271 -
  June 30, 1996; $4,059 - December 31,
  1995                                           262,977    235,445
 Prepaid expenses                                  3,829      4,587
 Deferred income taxes                             9,104      9,280
 Net assets of discontinued operations            19,080     18,011
                                                 -------    -------
        Total current assets                     301,357    271,813

Fixed assets, at cost:
 Land                                                784        764
 Buildings                                         3,847      3,846
 Computers                                        56,884     53,016
 Equipment and furniture                          35,097     31,444
 Leasehold improvements                           14,710     12,211
                                                 -------    -------
                                                 111,322    101,281
 Accumulated depreciation                         76,643     70,804
                                                 -------    -------
        Net fixed assets                          34,679     30,477

Deferred income taxes                              5,080      4,418
Goodwill and other intangible assets              18,458     16,605
Other assets                                       5,592      5,463
                                                 -------    -------
                                               $ 365,166    328,776
                                                 =======    =======

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                   (In thousands, except share data)



                                                June 30,  December 31,
Liabilities and Shareholders' Equity              1996        1995
- ------------------------------------            --------  ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                       $  10,896      9,644
  Accounts payable                                10,517      8,179
  Withheld payroll taxes                           3,260      1,569
  Accrued expenses                                80,408     69,269
  Currently payable income taxes                  10,261     21,417
                                                 -------    -------
         Total current liabilities               115,342    110,078

Long-term debt                                    80,319     67,865
Deferred compensation                              5,632      5,039
Minority interests                                   469        425

Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                              -          -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,851,733 shares - June 30,
   1996; 19,845,483 shares - December 31,
   1995                                            1,985      1,985
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                              -          -
  Additional paid-in capital                      12,817     12,703
  Retained earnings                              149,192    131,271
  Less 25,055 shares of common stock
   in treasury, at cost                             (590)      (590)
                                                 -------    -------
         Total shareholders' equity              163,404    145,369
                                                 -------    -------
                                               $ 365,166    328,776
                                                 =======    =======

                        CDI CORP. AND SUBSIDIARIES

                    Consolidated Statements of Earnings
                   (In thousands, except per share data)


                                    Quarter ended     Six months ended
                                       June 30,           June 30,
                                   ----------------   ----------------
                                    1996     1995      1996     1995
                                   -------  -------   -------  -------

Revenues                         $ 357,160  312,526   708,623  604,965

Cost of operations                 325,032  286,086   645,450  555,419
                                   -------  -------   -------  -------
  Gross profit                      32,128   26,440    63,173   49,546

General and administrative
 expenses                           15,047   11,913    30,788   23,331
                                   -------  -------   -------  -------
  Operating profit                  17,081   14,527    32,385   26,215

Interest expense                     1,182    1,272     2,192    2,345
                                   -------  -------   -------  -------
  Earnings from continuing
   operations before income
   taxes and minority
   interests                        15,899   13,255    30,193   23,870

Income taxes                         6,439    5,418    12,228    9,736
                                   -------  -------   -------  -------
  Earnings from continuing
   operations before minority
   interests                         9,460    7,837    17,965   14,134

Minority interests                      35      (10)       44      (42)
                                   -------  -------   -------  -------
  Earnings from continuing
   operations                        9,425    7,847    17,921   14,176

Discontinued operations                  -      (86)        -      725
                                   -------  -------   -------  -------
  Net earnings                   $   9,425    7,761    17,921   14,901
                                   =======  =======   =======  =======

Earnings per share:
  Earnings from continuing
   operations                    $     .47      .40       .90      .72
  Discontinued operations        $       -        -         -      .04
  Net earnings                   $     .47      .39       .90      .75

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                            (In thousands)


                                              Six months ended June 30,
                                              -------------------------
                                                   1996       1995
                                                  ------     ------
Continuing Operations
  Operating activities:
   Earnings from continuing operations          $ 17,921     14,176
   Minority interests                                 44        (42)
   Depreciation                                    5,909      4,941
   Amortization of intangible assets                 948        879
   Income tax provision greater (less)
    than tax payments                            (11,642)     5,079
   Change in assets and liabilities,
    net of effects from acquisitions:
     Increase in accounts receivable             (27,532)   (44,966)
     Increase in payables and accrued
      expenses                                    15,168      9,861
     Other                                         1,171        170
                                                  ------     ------
                                                   1,987     (9,902)
                                                  ------     ------
  Investing activities:
   Purchases of fixed assets                     (10,201)    (8,019)
   Acquisitions net of cash acquired              (2,760)         -
   Other                                             221        220
                                                  ------     ------
                                                 (12,740)    (7,799)
                                                  ------     ------
  Financing activities:
   Borrowings long-term debt                      12,464     15,541
   Payments long-term debt                           (10)       (33)
   Obligations not liquidated because
    of outstanding checks                          1,252      3,374
   Exercises of stock options                        114          -
                                                  ------     ------
                                                  13,820     18,882
                                                  ------     ------

Net cash flows from continuing operations          3,067      1,181

Net cash flows from discontinued operations       (1,190)      (809)
                                                  ------     ------
Increase in cash                                   1,877        372

Cash at beginning of period                        4,490      5,155
                                                  ------     ------
Cash at end of period                           $  6,367      5,527
                                                  ======     ======

                      CDI CORP. AND SUBSIDIARIES

                   Comments to Financial Statements


     Earnings per share of common stock are based on the weighted average number of shares of common stock and dilutive common share equivalents, which arise from stock options, outstanding during the periods. No further dilution resulted from a computation of fully diluted earnings per share. The number of shares used to compute earnings per share for the second quarter and six months of 1996 was 19,882,671 and 19,876,795 shares, respectively. For the second quarter and six months of 1995, 19,816,166 and 19,819,383 shares, respectively, were used.

     Revenues and operating profit attributable to the business segments of the Company for the second quarter and six months ended June 30, 1996 and 1995 follow ($000s):

                                 Second quarter       Six months
                                ----------------   ----------------
                                 1996     1995      1996     1995
                                -------  -------   -------  -------
     Revenues:
     Technical Services       $ 298,317  262,436   593,561  505,898
     Temporary Services          39,592   34,152    77,904   66,423
     Management Recruiters       19,251   15,938    37,158   32,644
                                -------  -------   -------  -------
                              $ 357,160  312,526   708,623  604,965
                                =======  =======   =======  =======
     Operating profit:
     Technical Services       $  14,290   12,221    27,709   22,190
     Temporary Services           1,734    1,437     3,412    2,726
     Management Recruiters        2,933    2,448     5,467    4,939
     Corporate expenses          (1,876)  (1,579)   (4,203)  (3,640)
                                -------  -------   -------  -------
                              $  17,081   14,527    32,385   26,215
                                =======  =======   =======  =======

     During the six months ended June 30, 1996, there were 6,250 shares of common stock issued upon the exercise of stock options granted under the Company's non-qualified stock option and stock appreciation rights plan. The issuance of these shares resulted in an increase in additional paid-in capital of $114,000.

     At the end of 1995 the Company adopted a plan to sell the manufacturing technology division of a subsidiary which serves the automotive market. That division is classified as a discontinued operation in the Company's financial statements. The operations of a small portion of the discontinued business were terminated by March 31, 1996. The remainder of the discontinued business continues to operate and is expected to be sold prior to the end of 1996. A reserve was established at December 31, 1995 for estimated costs and losses to be incurred in 1996 through termination and sale of the discontinued business. Charges to the reserve amounted to $300,000 for the six months ended June 30, 1996. These charges were for items and in amounts that corresponded to estimates used in establishing the reserve, except for operating results which have been favorable compared to anticipated results. The net assets for discontinued operations of $19 million as of June 30, 1996 are comprised primarily of working capital and fixed assets.

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

                         Results of Operations
                         ---------------------

     Consolidated revenues for the six months and quarter ended June 30, 1996 were 17% and 14% higher, respectively, compared to the same periods a year ago. Operating profit for the six months and second quarter in 1996 was 4.6% and 4.8% of revenues, respectively, compared to 4.3% and 4.6% for the six months and second quarter in 1995.

     Technical Services' revenues for the six months and second quarter of 1996 grew 17% and 14%, respectively, from last year's comparable periods. Operating profit margins for the six months and second quarter of 1996 were 4.7% and 4.8%, respectively, vs. 4.4% and 4.7% for last year's comparable periods. Demand in CDI's Technical Services segment remains strong and is benefitting from the broad-based trend in American business and industry toward greater use of outsourced services. This segment's telecommunications and information systems services are continuing to show excellent growth.

     Temporary Services' revenues for the six months and second quarter of 1996 were 17% and 16% higher, respectively, compared to the same periods a year ago. Operating profit margins for the six months and second quarter of 1996 were 4.4% vs. 4.1% and 4.2% for last year's comparable periods. Temporary Services' markets remain firm.

     Management Recruiters' revenues were up 14% for the six months of this year and up 21% compared to last year's second quarter. Operating profit margins for the six months and second quarter of 1996 were 14.7% and 15.2%, respectively, compared to 15.1% and 15.4%, respectively, for the same periods in 1995. Management Recruiters' markets also remain firm.

     The operations of a small portion of the discontinued business were terminated by March 31, 1996. The remainder of the discontinued business continues to operate and is expected to be sold prior to the end of 1996. A reserve was established as of December 31, 1995 for expected costs and losses during 1996 relating to the discontinued business. Charges to the reserve amounted to $300,000 for the six months ended June 30, 1996. These charges were for items and in amounts that corresponded to estimates used in establishing the reserve, except for operating results which have been favorable compared to anticipated results. For the six months and quarter ended June 30, 1995, the discontinued business had revenues of $46,095,000 and $19,532,000, respectively. Earnings from operations were $725,000 for the six months ended June 30, 1995 and a loss of $86,000 for the quarter then ended. The earnings for the six months and the loss for the quarter are included in reported net earnings for each of the periods in 1995.

     The subsidiary which contains the discontinued business also operates a technical staffing and engineering business serving the automotive market. The Company believes it holds a valuable franchise in the automotive staffing and engineering business and is continuing to explore the best ways to maximize its value.

                         Financial Condition
                         -------------------

     The ratio of current assets to current liabilities was 2.6 to 1 for June 30, 1996 and 2.5 to 1 for December 31, 1995. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 33% for June 30, 1996 and 32% for December 31, 1995. The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company's businesses.

                      PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     On May 7, 1996 the Company held its annual meeting of shareholders. The matters of business conducted at the meeting were the election of eight directors of the Company and consideration of a proposal to amend the CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan to provide that options be automatically granted to eligible directors of the Company in lieu of cash retainer fees.

     The name of each director elected at the meeting and a tabulation of the voting by nominee follows:

                                        Votes         Votes
                                         for         withheld
                                      ----------     --------
     Walter E. Blankley               17,832,953       61,635

     Walter R. Garrison               17,833,753       60,835

     Christian M. Hoechst             17,833,753       60,835

     Lawrence C. Karlson              17,833,653       60,935

     Edgar D. Landis                  17,833,653       60,935

     Allen M. Levantin                17,833,753       60,835

     Alan B. Miller                   17,832,853       61,735

     Barton J. Winokur                17,833,653       60,935


     There were no abstentions and there were 2,350 broker non-votes.


     The vote on the amendment to the CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan providing that stock options be automatically granted to eligible directors in lieu of cash retainer fees was as follows:

       Votes         Votes
        for         against     Abstentions    Broker non-votes
     ----------    ---------    -----------    ----------------
     17,801,427      78,297        14,864            2,350

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

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan. (Constitutes a management contract or compensatory plan or arrangement)

               b. Employment Agreement dated May 1, 1973 by and between Comprehensive Designers, Inc. and Walter
                     R. Garrison, incorporated herein by reference to
                     Exhibit 10.e. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               c. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar
                     D. Landis, incorporated herein by reference to
                     Exhibit 10.g. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               d. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensa-tory plan or arrangement)

               e. Non-competition and Consulting Agreement by and between Registrant and Christian M. Hoechst dated October 17, 1995, incorporated herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            11.      Statement re computation of per share earnings.

            27.      Financial Data Schedule.

     (b) The Registrant has not filed a Form 8-K during the quarter ended June 30, 1996.
                                                                     11


                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CDI CORP.
                              --------------------------------------



August 7, 1996                By: /s/ Edgar D. Landis
                                 -----------------------------------
                                  EDGAR D. LANDIS
                                  Executive Vice President, Finance
                                  (Duly authorized officer and
                                  principal financial officer of
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

10.a.    CDI Corp. Non-Qualified Stock Option and Stock            13
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