Form 10-Q
period 1996-09-30
CDI CORP
filed 1996-11-06
CIK 18396

1

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996
                                   ------------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of October 31, 1996 were:

     Common stock, $.10 par value                   19,828,562 shares
     Class B common stock, $.10 par value                  None

                    PART 1.  FINANCIAL INFORMATION

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                            (In thousands)



                                           September 30,  December 31,
Assets                                         1996           1995
------                                     -------------  ------------
Current assets:
 Cash                                       $  10,257         4,490
 Accounts receivable, less allowance
  for doubtful accounts of $5,698 -
  September 30, 1996; $4,059 -
  December 31, 1995                           276,719       235,445
 Prepaid expenses                               5,101         4,587
 Deferred income taxes                          8,218         9,280
 Net assets of discontinued operations          6,659        18,011
                                              -------       -------
        Total current assets                  306,954       271,813

Fixed assets, at cost:
 Land                                             757           764
 Buildings                                      3,847         3,846
 Computers                                     57,827        53,016
 Equipment and furniture                       37,745        31,444
 Leasehold improvements                        14,530        12,211
                                              -------       -------
                                              114,706       101,281
 Accumulated depreciation                      80,191        70,804
                                              -------       -------
        Net fixed assets                       34,515        30,477

Deferred income taxes                           5,830         4,418
Goodwill and other intangible assets           17,994        16,605
Other assets                                    6,333         5,463
                                              -------       -------
                                            $ 371,626       328,776
                                              =======       =======

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                   (In thousands, except share data)



                                           September 30,  December 31,
Liabilities and Shareholders' Equity           1996           1995
------------------------------------       -------------  ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                    $   8,524         9,644
  Accounts payable                             12,821         8,179
  Withheld payroll taxes                        3,099         1,569
  Accrued expenses                             90,349        69,269
  Currently payable income taxes                8,405        21,417
                                              -------       -------
         Total current liabilities            123,198       110,078

Long-term debt                                 68,067        67,865
Deferred compensation                           6,153         5,039
Minority interests                                527           425

Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                           -             -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,853,483 shares - September
   30, 1996; 19,845,483 shares -
   December 31, 1995                            1,985         1,985
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                           -             -
  Additional paid-in capital                   12,855        12,703
  Retained earnings                           159,431       131,271
  Less 25,055 shares of common stock
    in treasury, at cost                         (590)         (590)
                                              -------       -------
         Total shareholders' equity           173,681       145,369
                                              -------       -------
                                            $ 371,626       328,776
                                              =======       =======

                        CDI CORP. AND SUBSIDIARIES

                    Consolidated Statements of Earnings
                   (In thousands, except per share data)


                                  Quarter ended     Nine months ended
                                  September 30,       September 30,
                                 ----------------   ------------------
                                  1996     1995       1996      1995
                                 -------  -------   ---------  -------

Revenues                       $ 374,673  331,485   1,083,296  936,450

Cost of operations               340,561  303,126     986,011  858,545
                                 -------  -------   ---------  -------
  Gross profit                    34,112   28,359      97,285   77,905

General and administrative
 expenses                         15,504   12,119      46,292   35,450
                                 -------  -------   ---------  -------
  Operating profit                18,608   16,240      50,993   42,455

Interest expense                   1,142    1,059       3,334    3,404
                                 -------  -------   ---------  -------
  Earnings from continuing
   operations before income
   taxes and minority
   interests                      17,466   15,181      47,659   39,051
Income taxes                       7,169    6,229      19,397   15,965
                                 -------  -------   ---------  -------
  Earnings from continuing
   operations before minority
   interests                      10,297    8,952      28,262   23,086

Minority interests                    58       80         102       38
                                 -------  -------   ---------  -------
  Earnings from continuing
   operations                     10,239    8,872      28,160   23,048

Discontinued operations                -   (5,732)          -   (5,007)
                                 -------  -------   ---------  -------
  Net earnings                 $  10,239    3,140      28,160   18,041
                                 =======  =======   =========  =======

Earnings per share:
  Earnings from continuing
   operations                  $     .52      .45        1.42     1.16
  Discontinued operations      $       -     (.29)          -     (.25)
  Net earnings                 $     .52      .16        1.42      .91

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                            (In thousands)


                                                 Nine months ended
                                                   September 30,
                                                 -----------------
                                                   1996     1995
                                                  ------   ------
Continuing Operations
  Operating activities:
   Earnings from continuing operations          $ 28,160   23,048
   Minority interests                                102       38
   Depreciation                                    9,092    7,600
   Amortization of intangible assets               1,434    1,394
   Income tax provision greater (less)
    than tax payments                            (13,362)    (369)
   Change in assets and liabilities,
    net of effects from acquisitions:
     Increase in accounts receivable             (41,274) (58,692)
     Increase in payables and accrued
      expenses                                    27,252   11,796
     Other                                          (340)    (287)
                                                  ------   ------
                                                  11,064  (15,472)
                                                  ------   ------
  Investing activities:
   Purchases of fixed assets                     (13,185) (11,148)
   Acquisitions net of cash acquired              (2,763)       -
   Other                                              65      368
                                                  ------   ------
                                                 (15,883) (10,780)
                                                  ------   ------
  Financing activities:
   Borrowings long-term debt                         220    9,494
   Payments long-term debt                           (18)     (42)
   Obligations not liquidated because
    of outstanding checks                         (1,120)   4,372
   Exercises of stock options                        152    1,270
                                                  ------   ------
                                                    (766)  15,094
                                                  ------   ------

Net cash flows from continuing operations         (5,585) (11,158)

Net cash flows from discontinued operations       11,352    9,833
                                                  ------   ------
Increase (decrease) in cash                        5,767   (1,325)

Cash at beginning of period                        4,490    5,155
                                                  ------   ------
Cash at end of period                           $ 10,257    3,830
                                                  ======   ======

                      CDI CORP. AND SUBSIDIARIES

                   Comments to Financial Statements


     Earnings per share of common stock are based on the weighted average number of shares of common stock and dilutive common share equivalents, which arise from stock options, outstanding during the periods. No further dilution resulted from a computation of fully diluted earnings per share. The number of shares used to compute earnings per share for the third quarter and nine months of 1996 was 19,859,328 and 19,870,938 shares, respectively. For the third quarter and nine months of 1995, 19,838,623 and 19,829,130 shares, respectively, were used.

     Revenues and operating profit attributable to the business segments of the Company for the third quarter and nine months ended September 30, 1996 and 1995 follow ($000s):

                                 Third quarter        Nine months
                                ----------------   ------------------
                                 1996     1995       1996      1995
                                -------  -------   ---------  -------
     Revenues:
     Technical Services       $ 311,496  277,799     905,057  783,697
     Temporary Services          41,791   36,399     119,695  102,822
     Management Recruiters       21,386   17,287      58,544   49,931
                                -------  -------   ---------  -------
                              $ 374,673  331,485   1,083,296  936,450
                                =======  =======   =========  =======
     Operating profit:
     Technical Services       $  14,493   13,275      42,202   35,465
     Temporary Services           2,775    2,239       6,187    4,965
     Management Recruiters        3,166    2,553       8,633    7,492
     Corporate expenses          (1,826)  (1,827)     (6,029)  (5,467)
                                -------  -------   ---------  -------
                              $  18,608   16,240      50,993   42,455
                                =======  =======   =========  =======

     During the nine months ended September 30, 1996, there were 8,000 shares of common stock issued upon the exercise of stock options granted under the Company s non-qualified stock option and stock appreciation rights plan. The issuance of these shares resulted in an increase in additional paid-in capital of $152,000.

     At the end of 1995 the Company adopted a plan to sell the manufacturing technology division of a subsidiary which serves the automotive market. That division is classified as a discontinued operation in the Company s financial statements. The operations of a small portion of the discontinued business were terminated by March 31, 1996. The remainder of the discontinued business continues to operate and will be sold pursuant to the plan. A reserve was established at December 31, 1995 for estimated costs and losses to be incurred through termination and sale of the discontinued business. During the nine months ended September 30, 1996 costs charged against the reserve amounted to $1,800,000 and were for items that corresponded to those used in establishing the reserve. Operating results for the discontinued operations, on the other hand, have been above expectations. For the nine months ended September 30, 1996 the discontinued operations had pre-tax operating earnings of $2,100,000 which increased the reserve. The net assets for discontinued operations of $7 million as of September 30, 1996 were comprised primarily of working capital and fixed assets.

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

                         Results of Operations
                         ---------------------

     Consolidated revenues for the nine months and quarter ended September 30, 1996 were 16% and 13% higher, respectively, compared to the same periods a year ago. Operating profit for the nine months and third quarter in 1996 was 4.7% and 5.0% of revenues, respectively, compared to 4.5% and 4.9% for the nine months and third quarter in 1995.

     Technical Services' revenues for the nine months and third quarter of 1996 grew 15% and 12%, respectively, from last year s comparable periods. Operating profit margins for both the nine months and third quarter of 1996 were 4.7%, vs. 4.5% and 4.8% for last year s comparable periods.

     The Company previously reported that it will sell the manufacturing technology division of its automotive business, designated as a discontinued operation, and that it is exploring ways to maximize the value of the remaining continuing Technical Services business serving the automotive market. In 1996, the discontinued business has performed above expectations. On the other hand, the continuing automotive business has had disappointing results that included a loss relating to a marginally priced contract that was terminated and the settlement of which is currently being negotiated.

     CDI s information technology revenues have grown significantly over the past few years to a current third quarter annualized run-rate of over $200 million. Substantially all of this growth has been internal.

     CDI has been taking a less aggressive approach to expanding its managed technical staffing business because of a tighter margin environment in certain types of that business. Most all of CDI s existing managed staffing contracts with its blue-chip customer roster are performing well, but the mix of profitability is a bit lean compared with traditional staffing and especially compared with current and potential information technology margins. Accordingly, managed staffing has settled down to a more modest growth rate and a third quarter annualized run-rate of $260 million.

     CDI s telecommunications markets remained strong during the third quarter, but chemicals/petrochemicals growth rates have eased back during the second and third quarters.

     Temporary Services' revenues for the nine months and third quarter of 1996 were 16% and 15% higher, respectively, compared to the same periods a year ago. Operating profit margins for the nine months and third quarter of 1996 were 5.2% and 6.6%, respectively, vs. 4.8% and 6.2% for last year s comparable periods. The Temporary Services segment is continuing to be favorably affected by the trends in U.S. business and industry toward outsourcing.

     Management Recruiters' revenues were up 17% for the nine months of this year and up 24% compared to last year s third quarter. Operating profit margins for the nine months and third quarter of 1996 were 14.7% and 14.8%, respectively, compared to 15.0% and 14.8%, respectively, for the same periods in 1995. Management Recruiters is also continuing to be favorably affected by the trends in U.S. business and industry toward outsourcing.

     The operations of a small portion of the discontinued business were terminated by March 31, 1996. The remainder of the discontinued business continues to operate and will be sold pursuant to the plan adopted in 1995. A reserve was established as of December 31, 1995 for costs and losses to be incurred relating to the discontinued business. During the nine months ended September 30, 1996 costs charged against the reserve amounted to $1,800,000 and were for items that corresponded to those used in establishing the reserve. Operating results for the discontinued operations, on the other hand, have been above expectations. For the nine months ended September 30, 1996 the discontinued operations had pre-tax operating earnings of $2,100,000 which increased the reserve. For the nine months and quarter ended September 30, 1995, the discontinued business had revenues of $55,386,000 and $9,291,000, respectively. After tax losses were

$5,007,000 for the nine months ended September 30, 1995 and $5,732,000 for the quarter then ended. These losses are included in reported earnings for each of the periods in 1995.

                         Financial Condition
                         -------------------

     The ratio of current assets to current liabilities was 2.5 to 1 for both September 30, 1996 and December 31, 1995. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 28% for September 30, 1996 and 32% for December 31, 1995. The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company's businesses.

                      PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
             3.(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

               (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant s report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant s report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               b. Employment Agreement dated May 1, 1973 by and between Comprehensive Designers, Inc. and Walter
                     R. Garrison, incorporated herein by reference to
                     Exhibit 10.e. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               c. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar
                     D. Landis, incorporated herein by reference to
                     Exhibit 10.g. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               d. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensa-tory plan or arrangement)

               e. Non-competition and Consulting Agreement by and between Registrant and Christian M. Hoechst dated October 17, 1995, incorporated herein by reference to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            11.      Statement re computation of per share earnings.

            27.      Financial Data Schedule.

     (b) The Registrant has not filed a Form 8-K during the quarter ended September 30, 1996.












                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CDI CORP.
                              --------------------------------------



November 6, 1996              By: /s/ Edgar D. Landis
                                 -----------------------------------
                                  EDGAR D. LANDIS
                                  Executive Vice President, Finance
                                  (Duly authorized officer and
                                  principal financial officer of
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

10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant s report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   b. Employment Agreement dated May 1, 1973 by and between Comprehensive Designers, Inc. and Walter R. Garrison, incorporated herein by reference to Exhibit 10.e. to Registrant's registration statement on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   c. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar D. Landis, incorporated herein by reference to Exhibit 10.g. to Registrant's registration statement on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   d. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   e. Non-competition and Consulting Agreement by and between Registrant and Christian M. Hoechst dated
         October 17, 1995, incorporated herein by reference to Registrant s report on Form 10-K for the year ended December 31, 1995 (File No. 1-5519).
         (Constitutes a management contract or compensatory plan or arrangement)

11.      Statement re computation of per share earnings.           13

27.      Financial Data Schedule.                                  14