Form 10-K405
period 1996-12-31
CDI CORP
filed 1997-03-11
CIK 18396

                  SECURITIES AND EXCHANGE COMMISSION                  1
                        Washington, D.C. 20549
                              FORM 10-K

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1996
                                 -----------------
                                   OR
       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
       For the transition period from               to
                                      --------------   ------------
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

                            YES   X     NO
                                -----      -----
     Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                    [X]
     The aggregate market value as of February 21, 1997 of voting stock of the Registrant held by shareholders other than officers, directors or known beneficial owners of 10% or more of such stock of the Registrant was:
     Common stock, $.10 par value                  $372,400,000
     Class B common stock, $.10 par value          Not applicable
     The outstanding shares of each of the Registrant's classes of common stock as of February 21, 1997 were:
     Common stock, $.10 par value                  19,830,062 shares
     Class B common stock, $.10 par value          None

                    DOCUMENTS INCORPORATED BY REFERENCE
                                                 Part of Form 10-K into
              Documents                            which incorporated
              ---------                          ----------------------
     Proxy Statement for Annual Meeting
       of Shareholders to be Held April 28, 1997           Part III

                                                                      2
                                PART I

Item 1.   BUSINESS.

BUSINESS SEGMENTS

     The following table sets forth (in thousands) the revenues and operating profit attributable to the continuing operations of the business segments of the Registrant and its consolidated subsidiaries during the years indicated and the identifiable assets attributable to each segment as of the end of each such year.

     At the end of 1996 the Company adopted a plan to dispose of the automotive developmental engineering division of a subsidiary. This division provides developmental and experimental engineering and design of automotive vehicles, components and assembly processes.

     At the end of 1995 the Company adopted a plan to dispose of the automotive manufacturing technology division of a subsidiary. This division provides production quality prototypes and until early 1996 provided production tooling fixtures.

     Each of these divisions had been a separate line of business within the Technical Services segment and, accordingly, each has been classified as a discontinued operation in the Company s reported results of operations for each of the years reported upon. See the footnote for Discontinued Operations to the financial statements for a summary of these operations.

                                            Years ended December 31,
                                         -----------------------------
                                           1996       1995      1994
                                         ---------  ---------  -------
Revenues:
Technical Services                     $ 1,132,721    994,528  779,053
Temporary Services                         163,206    141,779  121,180
Management Recruiters                       78,954     66,629   52,350
                                         ---------  ---------  -------
                                       $ 1,374,881  1,202,936  952,583
                                         =========  =========  =======
Operating profit:
Technical Services                     $    62,538     44,955   25,855
Temporary Services                           8,552      7,174    5,002
Management Recruiters                       11,003      9,993    7,240
Corporate expenses                          (8,398)    (6,652)  (6,749)
                                         ---------  ---------  -------
                                       $    73,695     55,470   31,348
                                         =========  =========  =======
Identifiable assets:
Technical Services                     $   243,373    228,587  161,685
Temporary Services                          33,690     30,418   22,924
Management Recruiters                       20,370     11,961    8,390
Corporate                                    5,484      4,412    5,756
                                         ---------  ---------  -------
                                           302,917    275,378  198,755
Net assets of discontinued operations       37,257     48,185   80,214
                                         ---------  ---------  -------
                                       $   340,174    323,563  278,969
                                         =========  =========  =======

TECHNICAL SERVICES

     The Registrant's Technical Services segment, which management believes is the nation's largest organization of its kind, provides staffing, outsourcing and consulting services in the engineering, technical and information technology fields.

     In providing its staffing services, the segment finds, recruits and hires a wide variety of personnel and provides their services to customers on a contract or project basis. Customers use the segment's personnel for expansion programs, to staff special projects, to meet peak period manpower needs and to provide skills which the customers' employees may not have or which are not available locally.

     In managed staffing, the segment not only provides the needed personnel but also manages the customer s entire contract staffing needs. Although the core of managed staffing services typically is engineering and technical personnel, a growing component of these services is information technology personnel. When providing managed staffing services the segment usually establishes a branch office at the customer s facilities, staffs it with the segment's human resources experts, and ties that branch into the segment's computer network.

     In managed technical outsourcing, the segment takes over a customer s entire technical department, staffing the department with technical personnel and managing the production of the department's technical output. Most managed technical outsourcing relationships currently involve computer-aided-design. In most instances the managed department is located on-site at the customer's premises, but in some cases the customer may prefer an off-site location, and in this case the segment might be called upon to furnish the site as well as to furnish the computer systems needed to support the operations.

     Technical Services performs engineering consulting, providing services such as project planning and feasibility studies, conceptual engineering, detail engineering and design, procurement and project management. Additionally, the segment performs information systems consulting, providing services such as project management, client/ server design and development, network and systems management, network design and implementation and process re-engineering. These services generally are directed toward the implementation of a customer's previously conceived ideas and programs. These activities typically take place at the segment's own facilities where the segment furnishes the computer systems support.

     During the year ended December 31, 1996, Technical Services pro-vided services to approximately 3,000 customers. Much of its business is performed for large industrial corporations in the aircraft/ aero-space, automotive, chemicals/petrochemicals, construction, electronics/ information processing, industrial equipment, marine, power/energy, telecommunications and other fields. Technical Services' customers are widely dispersed geographically. Managed staffing, outsourcing and consulting services are concentrated among a small number of these customers, which tend to be among the very largest U.S. industrial corporations.

     During the year ended December 31, 1996, approximately 2% of the Registrant's consolidated revenues were derived directly from prime contracts with the United States Government and an additional approximately 13% of the consolidated revenues were derived from subcontracts for the United States Government. Much of the Government business is defense related.

     Services are performed in customers' facilities ("in-customer") and in Technical Services' own facilities ("in-house") depending upon industry practice and the needs and preferences of customers. During the year ended December 31, 1996, approximately 80% of the segment s revenues were generated through in-customer work with the remaining 20% generated in-house. As of December 31, 1996 Technical Services had approximately 17,500 employees providing services in-customer and 2,600 employees providing services in-house.

     In-customer staffing employees are hired by the segment and assigned to work for a customer. The period of assignment depends upon the duration of the need for the skills of an individual employee. At the end of an assignment, an employee is either assigned to perform services with another customer, or employment is terminated.

     Technical personnel are attracted to this type of employment by the opportunity to frequently work on "state-of-the-art" projects and by the geographic and industry diversity of the projects. In addition, personnel may be compensated at higher rates than the hourly rate equivalent paid to personnel with similar backgrounds and experience who are employed by industry or government. In many instances Technical Services' employees work substantial overtime.

     When performing services on an in-customer basis, Technical Services personnel are on Technical Services' payroll and are subject to its administrative control. The customer retains technical and supervisory control over the performance of in-customer services. When the segment provides services to manage as well as to provide the staffing, the segment may provide additional supervision for its employees.

     When services are performed in-house, Technical Services generally provides supervision for employees, and may have increased responsibility for the performance of work which is monitored in conjunction with customer personnel. Typically, in-house facilities are established only at locations where there is a reasonably concentrated customer base that uses technical services continuously.

     The demand for managed services and in-house services is generally more constant than for in-customer staffing services. Consequently, the duration of employment of employees working in managed services and in in-house services is usually greater than for employees working in in-customer staffing. Supervisory personnel at managed programs and at in-house facilities are generally long-term employees and are important in the continuing relationship with customers.

     The ability of Technical Services to find and hire personnel with the capabilities required by customers is critical to its operations. Such personnel usually always have prior experience in their area of expertise. During periods of high demand for specific skills, it is not uncommon for Technical Services to experience pressure to pay higher wage rates or lose employees to competitors who will pay such rates in an attempt to attract personnel with the required skills.
To assist in fulfilling its personnel needs, a computerized retrieval system facilitates the rapid selection of resumes on file so that customers' requirements around the country may be filled quickly.

     Pricing under most contracts between Technical Services and its customers is based on prevailing hourly rates of pay, and contracts generally (i) do not obligate the customer to pay for any fixed number of hours, (ii) give the customer the right to vary the number of technical personnel assigned and (iii) give both the customer and the segment the right to terminate the contract, usually on short notice. Similarly, Technical Services has the right to terminate the employment of its employees without notice. Some of these customer contracts contain limitations on the maximum cost to the customer expressed either in a dollar amount or a maximum number of worker hours to be provided.

     Technical Services operates through a network of approximately 145 sales/recruiting offices and in-house facilities which are situated in major markets throughout the United States, with 3 offices in Canada and 7 offices located overseas. Each office is responsible for determining the potential market for services in its geographic and industrial area, and developing that market through personal contact with prospective and existing customers. Additionally, Technical Services' operating management stays abreast of emerging demand for services so that efforts can be expanded or redirected to take advantage of potential business either in established or new marketing areas.

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

     Reliable statistical information on the technical services industry is not available. It is estimated that approximately 600 companies are engaged in the business of providing engineering, technical and information systems personnel generating combined annual revenues of approximately $11 billion. No single company or small group of companies is dominant. Competition in the industry is intense both from national as well as smaller local or regional companies, some of which serve only selected markets.

TEMPORARY SERVICES

     The Registrant's Temporary Services segment provides clerical, secretarial, office support, legal, financial staffing and some semi-skilled light industrial personnel to customers on a temporary basis.

     Customers retain Temporary Services to meet peak period manpower needs, to temporarily replace employees on vacation and to staff special projects. During the year ended December 31, 1996, these services were provided to approximately 11,000 customers.

     Services are performed in customers' facilities by Temporary Services' employees who are hired to work on customers' projects.
The period of assignment depends upon the duration of the need for the skills possessed by an individual employee. At the end of an assignment, an employee is assigned to perform services with another customer, or employment is terminated. Temporary Services personnel so assigned are on Temporary Services' payroll and are subject to its administrative control. The customer retains supervisory control and responsibility for the performance of the employee's services. As of December 31, 1996 Temporary Services had approximately 9,000 employees providing services to customers. The ability of Temporary Services to locate and hire personnel with capabilities required by customers is critical to its operations.

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

     Temporary Services operates through a network of approximately 115 sales and recruiting offices, 27 of which are franchised, situated in the United States and Canada. Each office is responsible for determining the potential market for services in its geographic area and developing that market through personal contact with prospective and existing customers.

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

MANAGEMENT RECRUITERS

     The Registrant's Management Recruiters segment is believed by management to be the nation's largest professional contingency search and recruiting organization. This segment primarily recruits manage-ment, technical, sales and clerical personnel for permanent employment positions. Candidates are recruited for many different capacities including accounting, finance, administrative, information technology, managerial, personnel, production, research and development, sales, supervision and technical. Fees are paid only when a candidate is hired by the customer-employer.

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

     Management Recruiters also provides professional, executive, middle management and clerical personnel on a temporary basis with the objective of permanently placing such personnel with the customer-employer, although Management Recruiters will provide these temporary services to customers in situations where eventual permanent employment is not contemplated. Fee schedules are developed to provide for reduced rates on permanent placement fees in recognition of the temporary services fees paid prior to permanent employment. Management Recruiters employs the temporary personnel.

     As of December 31, 1996 Management Recruiters had 628 franchised offices and 49 company-owned offices throughout North America, providing services to both large and small employers in virtually all industries, including nearly all of the Fortune 1,000 companies. The broad geographic scope of operations enables franchisees and company-owned offices to provide nationwide recruiting and matching of employers with job candidates. The network utilizes an inter-office referral system on both national and regional levels which enables all offices to cooperate in fulfilling a customer's requirements.

     Franchisees pay an initial fee generally approximating $50,000 to acquire a franchise. The fee is designed to cover the cost of establishing and bringing a new franchise into the system. Franchisees also pay ongoing royalties based on a percentage of the franchisee's placement fees. Franchisees benefit from Management Recruiters' expertise in the business, and from its national marketing, public relations and advertising campaigns. Further, they receive extensive pre-opening training and start-up assistance on site, such as help in office location and lease negotiation. Franchisees also have the rights to use Management Recruiters' trade names, trademarks, the inter-office referral system, operating techniques, advertising materials, sales programs, video and live interactive training programs, computer programs, manuals and forms.

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

EMPLOYEES

     At December 31, 1996, the Registrant had approximately 1,800 sales and administrative staff employees. The Registrant believes that its relations with its employees are generally good.





Item 2.   PROPERTIES.

     The Technical Services business segment had approximately 145 continuing facilities throughout the United States, 3 facilities in Canada and 7 facilities overseas, occupying a total of approximately 900,000 square feet of space. Approximately 500,000 square feet was devoted to in-house technical services and the balance to sales, marketing and administrative functions. The facilities were leased under terms generally extending up to five years.

     The Temporary Services business segment occupied 150,000 square feet of office space at approximately 88 locations for its company-owned temporary services offices. These facilities are leased for varying terms generally extending up to eight years. Temporary Services also has 27 franchised offices. Franchisees enter into their own leases for which the segment assumes no obligation.

     The Management Recruiters business segment occupied 140,000 square feet of office space at 49 locations, primarily for its company-owned personnel placement offices. These facilities are leased for varying terms, the majority of which extend up to five years. Management Recruiters also had 628 franchised offices. Franchisees enter into their own leases for which the segment assumes no obligation.

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

                             PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     Stock price and other information regarding the Registrant's common stock is for the years ended December 31, 1996 and 1995. The Registrant's common stock is traded on the New York Stock Exchange.

                                         1996             1995
                                    --------------   --------------
                                     High    Low      High    Low
                                    ------  ------   ------  ------
First quarter                       28-1/2  18-1/8   26-5/8  18-5/8
Second quarter                      37-1/4  26-3/4   26-1/8  19-3/8
Third quarter                       34-1/8  23-1/4   22-3/4  16-7/8
Fourth quarter                      30-3/8  25       21-1/8  13-1/2

     No cash dividends were declared during the years ended December 31, 1996 and 1995. The Company has no present intention of paying cash dividends during the year ending December 31, 1997.

     Shareholders of record on February 20, 1997 numbered 602. The 602 counts each street name account as one shareholder, when, in fact, such an account may represent multiple owners. Taking into account such multiple owners, the total number of shareholders approximated 4,000.

Item 6.   SELECTED FINANCIAL DATA.

     Following is Selected Financial Data for the years ended December 31, 1996, 1995, 1994, 1993 and 1992. This data, where appropriate, has been restated to give effect to the Company s plans to dispose of certain operations (see footnote to financial statements for Discontinued Operations). The data presented is in thousands, except per share data.


                             1996      1995     1994    1993    1992
                           --------- --------- ------- ------- -------
Earnings Data
-------------
Revenues                 $ 1,374,881 1,202,936 952,583 797,234 740,295

Earnings from
 continuing
 operations              $    42,470    31,185  17,570   8,639   6,814

Discontinued
 operations                  (11,072)  (26,046)  4,801    (809) (3,367)

                           --------- --------- ------- ------- -------
Net earnings             $    31,398     5,139  22,371   7,830   3,447
                           ========= ========= ======= ======= =======

Earnings per share:
  Earnings from
   continuing
   operations            $      2.14      1.57     .89     .44     .35
  Discontinued
   operations            $      (.56)    (1.31)    .24    (.04)   (.17)
  Net earnings           $      1.58       .26    1.13     .40     .17

Cash dividends           $         -         -       -       -       -



Balance Sheet Data
------------------
Total assets             $   340,174   323,563 278,969 254,026 234,537
Long-term debt           $    48,866    67,865  58,798  61,111  71,133
Shareholders' equity     $   176,932   145,369 138,877 116,503 108,668

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Discontinued Operations
-----------------------
     At the end of 1996 the Company adopted a plan to dispose of the automotive developmental engineering division of a subsidiary. This division provides developmental and experimental engineering and design of automotive vehicles, components and assembly processes.

     At the end of 1995 the Company adopted a plan to dispose of the automotive manufacturing technology division of a subsidiary. This division provides production quality prototypes and provided until early 1996 production tooling fixtures.

     Each of these divisions had been a separate line of business within the Technical Services segment and, accordingly, each has been classified as a discontinued operation in the Company s reported results of operations for each of the years reported upon. See the footnote for Discontinued Operations to the financial statements for a summary of these operations.

Results of operations, year ended December 31, 1996 vs. year ended December 31, 1995
------------------------------------------------------------------
     Consolidated revenues from continuing operations advanced 14% over the prior year, and operating profit margins from continuing operations improved to 5.4% from 4.6% in 1995.

     Technical Services revenues from continuing operations, which in 1996 represented 82% of the Company's consolidated revenues from continuing operations, grew 14% over the prior year. Operating profit margins from continuing operations were 5.5% in 1996 compared with margins from continuing operations of 4.5% in 1995.

     During 1996 the Technical Services segment continued its expansion of information technology staffing and services, with information technology revenues reaching approximately $200 million. All of this business has been generated internally.

     Technical Services growth in managed staffing slowed in 1996 from 1995 primarily because the Company elected not to take large volume, low margin managed staffing contracts, but rather will participate in those managed staffing contracts where higher value-added content provides better margins.

     Growth in demand in the aircraft/aerospace and electronics markets continued at high levels in 1996, while chemicals/petrochemicals demand flattened around mid-1996 and telecommunications declined late in the year.

     Third quarter 1996 Technical Services results from continuing operations included an approximately $2 million pre-tax favorable adjustment based on an annual actuarial study of the Company s workers compensation liabilities. In 1995 there was a comparable adjustment reflected in the third quarter for approximately $1 million.

     Each of the Technical Services segment s many contracts is individually price negotiated, and as a result the price-to-direct cost mix is constantly changing. Its cost structure is generally variable. In periods of substantial increases in revenues, operating profit margins can widen because the segment can take advantage of certain economies of scale in its support cost structure. Conversely, in periods of decline in demand, operating results can deteriorate quickly because realization of cost savings typically lags implementation of downsizing and cost reduction programs.

     The Company's Temporary Services segment operates under the name of Todays Temporary. The segment's revenues, which in 1996 represented 12% of the Company's consolidated revenues, grew 15% over the prior year in response to continued strong demand for office/clerical temporary services. Operating profit margins for Temporary Services were 5.2% in 1996 compared with 5.1% in 1995. The Temporary Services segment is not capital intensive.

     Management Recruiters' revenues, which in 1996 represented 6% of consolidated revenues, grew 18% over the prior year in response to continued strong demand for middle management search and recruiting services. Operating profit margins for Management Recruiters were 13.9% in 1996 compared with 15.0% in 1995. The segment is generally not price sensitive and it is not capital intensive.

     At the end of 1995 the Company adopted a plan to dispose of the automotive manufacturing technology division of a subsidiary. In early 1996 the Company initiated discussions with potential buyers for a certain portion of that division while it liquidated the remaining portion of the division. During 1996 the Company investigated strategic alternatives for the automotive developmental engineering division of a subsidiary, and at the end of 1996 adopted a plan to dispose of that division. The Company is discussing the sale of these businesses with potential buyers and expects to conclude the disposal of these units by mid-1997.

     Losses from discontinued operations in 1996 included a loss related to a marginally priced contract in the automotive develop-mental engineering division that was terminated and the settlement of which is currently being negotiated. Fourth quarter 1996 discontinued operations included a reserve of $16 million ($11 million after taxes) for estimated losses on discontinuing the automotive developmental engineering division and for estimated losses from operations of that discontinued business from the beginning of 1997 until mid-1997, the estimated time of disposal. Offsetting the reserve is a gain of $7 million ($5 million after taxes) resulting from revisions of certain reserves set aside at the end of 1995 for estimated losses associated with discontinuing the manufacturing technology division. In this latter instance, demand for services recovered in 1996 substantially faster and stronger than anticipated and costs associated with a specialized leased facility are now expected to be substantially less than anticipated.

Results of Operations, year ended December 31, 1995 vs. year ended December 31, 1994
------------------------------------------------------------------
     Consolidated revenues from continuing operations advanced 26% over the prior year, and operating profit margins from continuing operations improved to 4.6% from 3.3% in 1994.

     Technical Services revenues from continuing operations, which in 1995 represented 83% of the Company's consolidated revenues from continuing operations, grew 28% over the prior year. The segment's profit margins from continuing operations were 4.5% in 1995 compared with margins from continuing operations of 3.3% in 1994.

     Telecommunications revenues were up more than 60% in 1995 over 1994, while aircraft/aerospace, electronics and chemicals/petro-chemicals each grew 30% or more.

     The segment's strong rate of growth of revenues in many of its markets in 1995 was due to higher demand oftentimes driven by out-sourcing. In response to this demand, the segment has been broadening its offerings to include information technology staffing and services and managed staffing.

     The Company's Temporary Services segment s revenues, which in 1995 represented 12% of the Company's consolidated revenues, grew 17% over the prior year in response to strong demand for office/clerical temporary services. Operating profit margins for Temporary Services were 5.1% in 1995 compared with 4.1% in 1994.

     Management Recruiters' revenues, which in 1995 represented 6% of consolidated revenues, grew 27% over the prior year in response to strong demand for middle management search and recruiting services. Operating profit margins for Management Recruiters were 15.0% in 1995 compared with 13.8% in 1994.

     Third quarter 1995 losses from discontinued operations included a receivables reserve of approximately $3 million. Fourth quarter 1995 losses from discontinued operations included a reserve of $23 million ($16 million after taxes) for estimated losses on discontinuing the automotive manufacturing technology division and for estimated losses from operations of that discontinued business from the beginning of 1996 until the estimated dates of final termination or sale. This reserve was revised in 1996. A portion of this business was liquidated in early 1996. The sale of the remainder of this business was originally intended to be not later than the end of 1996, and now is expected to occur by mid-1997.

Inflation
---------
     The Technical Services and Temporary Services business segments' services are priced generally in close relationship with direct labor costs. Management Recruiters' middle management search services are priced as a function of salary levels of job candidates. In recent years inflation has not been a meaningful factor.

Liquidity and Capital Resources
-------------------------------
     Expansions and contractions in the levels at which the Company's businesses operate directly affect consolidated working capital, which in turn has a direct relationship to total capital employed because of the high concentration of total assets represented by current assets. Working capital increased in 1996 primarily because of the higher levels of business at which the Company was operating. The ratio of current assets to current liabilities was 2.7 to 1, 2.5 to 1 and 2.7 to 1 as of December 31, 1996, 1995 and 1994, respectively. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 22% as of December 31, 1996 compared with 32% as of December 31, 1995 and 30% as of December 31, 1994.

     The Company's main sources of liquidity have been from operations and from borrowings, including a revolving credit agreement and short-term lines of credit with banks. The revolving credit agreement provides for borrowings of up to $100 million. Long-term borrowings outstanding under all agreements at December 31, 1996 were $49 million. Considering the most restrictive of the limitations placed on bank borrowings by the agreements, the available borrowing capacity to the Company under the revolving credit agreement (using borrowings outstanding as of December 31, 1996) was $58 million. These sources have been adequate to support growth opportunities in the Company's businesses. The Company currently is negotiating a change to its revolving credit agreement to increase maximum borrowings permitted and reduce the cost structure and simplify the covenants to reflect current market conditions.

     Current assets represent a high portion of consolidated total assets and are an important source of liquidity. This source could be tapped voluntarily by reducing the volume of business accepted, thereby turning a portion of working capital into cash. Similarly, when the Company s business levels contract, such as during periods of economic decline, a portion of working capital is turned into cash. The Company believes that the public and private debt and equity markets would be currently available as sources of additional capital.

     During 1997, as it disposes of its discontinued operations, the Company expects to realize net proceeds of approximately $37 million. To the extent that proceeds are realized in cash, the Company intends to use such proceeds to pay down long-term debt.

Forward -looking Information
----------------------------
     Certain information in this annual report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain factors such as competitive market pressures, material changes in demand from larger customers, availability of labor, the Company's performance on contracts, changes in customers attitudes toward outsourcing, government policies adverse to the staffing industry, changes in economic conditions, and unforseen events associated with the divestiture of discontinued operations could cause actual results to differ materially from those in the forward-looking statements.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     CDI CORP. AND SUBSIDIARIES
                 Consolidated Statements of Earnings
             Years ended December 31, 1996, 1995 and 1994
                 (In thousands, except per share data)


                                           1996       1995      1994
                                         ---------  ---------  -------
Revenues                               $ 1,374,881  1,202,936  952,583

Cost of services                         1,062,409    938,680  750,969
                                         ---------  ---------  -------
Gross profit                               312,472    264,256  201,614

Operating and administrative costs         238,777    208,786  170,266
                                         ---------  ---------  -------
Operating profit                            73,695     55,470   31,348

Interest expense                             3,451      3,603    2,365
                                         ---------  ---------  -------
Earnings from continuing operations
  before income taxes and minority
  interests                                 70,244     51,867   28,983

Income taxes                                27,607     20,562   11,382
                                         ---------  ---------  -------
Earnings from continuing operations
  before minority interests                 42,637     31,305   17,601

Minority interests                             167        120       31
                                         ---------  ---------  -------
Earnings from continuing operations         42,470     31,185   17,570

Discontinued operations                    (11,072)   (26,046)   4,801

                                         ---------  ---------  -------
Net earnings                           $    31,398      5,139   22,371
                                         =========  =========  =======



Earnings per share:
  Earnings from continuing
   operations                          $      2.14     1.57        .89
  Discontinued operations              $      (.56)   (1.31)       .24
  Net earnings                         $      1.58      .26       1.13



See accompanying notes to financial statements.

                      CDI CORP. AND SUBSIDIARIES
             Consolidated Statements of Retained Earnings
             Years ended December 31, 1996, 1995 and 1994
                            (In thousands)


                                              1996     1995     1994
                                             -------  -------  -------
Balance at beginning of year               $ 131,271  126,132  103,761

Net earnings                                  31,398    5,139   22,371
                                             -------  -------  -------
Balance at end of year                     $ 162,669  131,271  126,132
                                             =======  =======  =======



See accompanying notes to financial statements.

                     CDI CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                     December 31, 1996 and 1995
                  (In thousands, except share data)


Assets                                                1996      1995
------                                               -------   -------
Current assets:
 Cash                                              $   6,066     4,495
 Accounts receivable, less allowance for
  doubtful accounts of $4,094-1996;
  $3,520-1995                                        233,455   212,395
 Prepaid expenses                                      3,908     3,596
 Deferred income taxes                                 7,288     9,969
 Net assets of discontinued operations                37,257    36,145
                                                     -------   -------
        Total current assets                         287,974   266,600

Fixed assets, at cost:
 Computers                                            34,526    31,077
 Equipment and furniture                              26,119    22,236
 Leasehold improvements                                8,151     5,073
                                                     -------   -------
                                                      68,796    58,386
 Accumulated depreciation                             43,292    36,810
                                                     -------   -------
        Net fixed assets                              25,504    21,576

Net assets of discontinued operations                      -    12,040
Deferred income taxes                                  4,180     3,132
Goodwill and other intangible assets, net             15,611    14,778
Other assets                                           6,905     5,437
                                                     -------   -------
                                                   $ 340,174   323,563
                                                     =======   =======

                     CDI CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                     December 31, 1996 and 1995
                  (In thousands, except share data)


Liabilities and Shareholders' Equity                  1996      1995
------------------------------------                 -------   -------
Current liabilities:
 Obligations not liquidated because of
  outstanding checks                               $   6,834     9,644
 Accounts payable                                     12,423     7,313
 Withheld payroll taxes                                4,950     1,477
 Accrued compensation and related costs               57,606    49,164
 Other accrued expenses                               18,031    15,850
 Currently payable income taxes                        7,006    21,417
                                                     -------   -------
        Total current liabilities                    106,850   104,865

Long-term debt                                        48,866    67,865
Deferred compensation                                  6,934     5,039
Minority interests                                       592       425

Shareholders' equity:
 Preferred stock, $.10 par value -
  authorized 1,000,000 shares; none issued                 -         -
 Common stock, $.10 par value -
  authorized 100,000,000 shares;
  issued 19,853,983 shares - 1996;
  19,845,483 shares - 1995                             1,985     1,985
 Class B common stock, $.10 par value -
  authorized 3,174,891 shares; none issued                 -         -
 Additional paid-in capital                           12,866    12,703
 Retained earnings                                   162,669   131,271
 Less common stock in treasury, at cost -
  24,921 shares - 1996; 25,055 share - 1995             (588)     (590)
                                                     -------   -------
        Total shareholders' equity                   176,932   145,369
                                                     -------   -------
                                                   $ 340,174   323,563
                                                     =======   =======



See accompanying notes to financial statements.

                     CDI CORP. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
             Years ended December 31, 1996, 1995 and 1994
                            (In thousands)


                                               1996     1995     1994
                                              ------   ------   ------
Continuing Operations
 Operating activities:
  Earnings from continuing operations       $ 42,470   31,185   17,570
  Minority interests                             167      120       31
  Depreciation                                 9,198    6,882    5,624
  Amortization of intangible assets            1,969    1,826    1,964
  Income tax provision greater (less)
    than tax payments                        (12,778)   1,788    2,018
  Change in assets and liabilities
    net of effects from acquisitions:
    (Increase) in accounts receivable        (21,060) (62,283) (27,311)
    Increase in payables and accrued
      expenses                                19,206   13,109   14,968
    Other                                         48      124      325
                                              ------   ------   ------
                                              39,220   (7,249)  15,189
                                              ------   ------   ------
 Investing activities:
  Purchases of fixed assets                  (13,545) (13,805)  (7,209)
  Acquisitions net of cash acquired           (2,765)    (103)    (198)
  Other                                          471    1,515      464
                                              ------   ------   ------
                                             (15,839) (12,393)  (6,943)
                                              ------   ------   ------
 Financing activities:
  Borrowings long-term debt                   12,498   22,032   15,450
  Payments long-term debt                    (31,497) (12,965) (33,763)
  Obligations not liquidated
    because of outstanding checks             (2,810)   2,911    2,695
  Exercises of stock options                     165    1,353        -
                                              ------   ------   ------
                                             (21,644)  13,331  (15,618)
                                              ------   ------   ------
Net cash flows from continuing
  operations                                   1,737   (6,311)  (7,372)
Net cash flows from discontinued
  operations                                    (166)   5,646   (7,796)
                                              ------   ------   ------
Increase (decrease) in cash                    1,571     (665) (15,168)
Cash at beginning of year                      4,495    5,160   20,328
                                              ------   ------   ------
Cash at end of year                         $  6,066    4,495    5,160
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

Gross Profit - The Company has realigned its Statement of Earnings presentation format to be consistent with industry practices. Under the new format, gross profit represents the difference between revenues and direct costs. The principal components of direct costs are the wages and employee payroll taxes and benefits associated with employees directly providing services to customers. Operating and administrative costs, both variable and fixed, are shown below the gross profit line. Prior period Statements of Earnings have been reclassified to be consistent with the new format.

Discontinued Operations - As disclosed in the footnote for Discontinued Operations, the Company adopted plans to discontinue the automotive developmental engineering division of a subsidiary and the manufactur-ing technology division of a subsidiary. As a result, all financial information has been restated to reflect these discontinued operations.

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

Fixed Assets - Depreciation of fixed assets is provided generally on the straight-line method at rates calculated to provide for retirement of assets at the end of their estimated useful lives. The annual rates generally used are 25% for computers, 10% to 25% for equipment and furniture and the lesser of the life of the lease or asset for lease-hold improvements.

Goodwill and Other Intangible Assets - The net assets of subsidiaries acquired, which were accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets is reflected in the consolidated balance sheets as goodwill - $13,500,000 at December 31, 1996 and $11,807,000 at December 31, 1995. Goodwill of $12,420,000 at December 31, 1996 and $10,727,000 at December 31, 1995 is being amortized on the straight-line method over two to forty years. Amortization for goodwill in 1996 and 1995 was $1,036,000 and $688,000, respectively, resulting in accumulated amortization of $5,276,000 as of December 31, 1996 and $4,240,000 as of December 31, 1995.

Other intangible assets, primarily arising in conjunction with acquisitions, include agreements with individuals not to enter into competing businesses with the Company, the value for an established customer base and the value for acquired temporary services franchise arrangements. Other intangible assets of $2,111,000 and $2,971,000 were recorded at December 31, 1996 and 1995, respectively, and are being amortized on the straight-line method over five to twelve years. Amortization for other intangible assets in 1996 and 1995 was $933,000 and $1,138,000, respectively, resulting in accumulated amortization of $3,541,000 as of December 31, 1996 and $2,608,000 as of December 31,
1995.

Long-Lived Assets, Goodwill and Other Intangible Assets - The Company reviews long-lived assets and certain identifiable intangibles to be held, used or disposed of for impairment based on the undiscounted cash flows from the related assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Obligations Not Liquidated Because of Outstanding Checks - The Company manages its levels of cash in banks to minimize its cash balances. Cash balances as reflected by banks are higher than the Company's book balances because of checks in float throughout the banking system. Cash is generally not provided to accounts until checks are presented for payment. The differences in balances created by this float result in negative cash balances in the Company's records. These negative balances are reflected in current liabilities as Obligations Not Liquidated Because of Outstanding Checks.

Stock-Based Compensation - The Company uses the intrinsic value based method of accounting for stock options and similar instruments granted to employees and directors. The Company has not adopted the fair value based method as encouraged by Statement No. 123, Accounting for Stock-Based Compensation, issued by the Financial Accounting Standards Board. If the fair value based method of accounting were applied to grants of stock options in 1996 and 1995, the effect would not be material.

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

Fair Value of Financial Instruments - The carrying value of significant financial instruments approximates fair value. The Company's financial instruments are accounts receivable, accounts payable and long-term debt. The Company does not have any off-balance sheet financial instruments or derivatives.

Per Share Data - For the years ended December 31, 1996, 1995 and 1994, earnings per share of common stock are based on the weighted average number of shares of common stock and dilutive common share equivalents

(which arise from stock options) outstanding during the years. No further dilution resulted from a computation of fully diluted earnings per share. The number of shares used to compute earnings per share was 19,872,405, 19,830,850 and 19,778,980 for the years ended December 31,
1996, 1995 and 1994, respectively.

Acquisitions
------------
     During the year ended December 31, 1996 the Company invested $2,765,000 to acquire certain operations in Temporary Services and for additional payments related to acquisitions in a prior year. Substantially all the investment is represented by goodwill which is being amortized on the straight-line method over twenty years. The operating results for the acquired businesses were not significant in 1996.

     During the year ended December 31, 1995 the Company invested $103,000 to acquire an operation in Technical Services. Goodwill equal to the investment is being amortized on the straight-line method over two years. The operating results for the acquired business was not significant in 1995.

     During the year ended December 31, 1994 there were investments totaling $198,000 that relate to an acquisition in a prior year and to the acquisition of the minority interests in a subsidiary. Goodwill relating to these subsidiaries increased by $198,000.

Accounts Receivable
-------------------
     The Company's principal asset is accounts receivable. Receivables arise from services provided pursuant to contracts or agreements with customers for such services. Historically, losses due to customers' inability to comply with the payment terms of their contracts or agreements with the Company have not been significant. The primary users of the Company's services are large U.S. based industrial and commercial concerns, many of which are Fortune 500 companies.

     Accounts receivable as of December 31, 1996 for Technical Services, Temporary Services and Management Recruiters were $204,055,000, $20,281,000 and $9,119,000, respectively, and as of
December 31, 1995 were $187,730,000, $18,310,000 and $6,082,000, respectively. As of December 31, 1996 receivables from customers in the aircraft/aerospace and electronics/information processing industries each comprised approximately 20% of consolidated receivables and receivables from customers in chemicals/petrochemicals and telecommunications each comprised approximately 15% of consolidated receivables. As of December 31, 1995 receivables from customers in aircraft/aerospace comprised approximately 20% of consolidated receivables and receivables from customers in chemicals/petrochemicals, electronics/information processing and telecommunications each comprised approximately 15% of consolidated receivables. It is not Company or industry practice to require collateral or other security for receivables because of the nature of the customer base involved.

Long-term Debt
--------------
     Long-term debt at December 31, 1996 and 1995 was as follows
($000s):

                                                        1996    1995
                                                       ------  ------
Notes payable to banks under revolving
 credit agreement with interest at
 5-7/8%-1996; 6-1/8%-1995                            $ 42,000  46,000
Notes payable to banks under short-term
 lines of credit with interest at 6-3/4%-
 1996; 6-1/8%-1995                                      4,700  20,000
Other                                                   2,166   1,865
                                                       ------  ------
                                                     $ 48,866  67,865
                                                       ======  ======

     A revolving credit agreement with a syndicate of banks provides for borrowings up to $100 million through March 31, 1999. Borrowings outstanding on March 31, 1999 may be converted into term debt which would mature in quarterly installments payable over four years.
There was an initial one-time fee paid equal to 1/8% of the banks' commitments and there is an annual facility fee equal to 3/10% of the banks' commitments. Interest rate alternatives are available whereby the Company can elect to have interest be at either (i) rates quoted competitively by the syndicate banks on a transactional basis with borrowings awarded to the lowest bidder(s), (ii) rates quoted on the Interbank Eurodollar Market ("LIBOR") (adjusted for reserve require-ments) plus a LIBOR margin that can range from 1/2% to 1-1/2% depending upon the ratio of all of the Company's borrowings to its cash flow, or
(iii) rates determined by the greater of either (a) the prime rate or
(b) the overnight Federal Funds rate plus 1/2%. The ratio for the LIBOR margin is determined each quarter using borrowings outstanding at the end of the quarter and cash flow for the four quarters then ended. The resulting ratio is used to determine the applicable LIBOR Margin for the ensuing quarter.

     Uncommitted short-term lines of credit with six banks are also available under which interest rates are quoted on a transactional basis and are related to the banks' costs of funds.

     All borrowings at December 31, 1996 are classified long-term because the Company intends to finance maturities as they become due with borrowings under the revolving credit agreement. As of December 31, 1996 borrowings scheduled to mature in 1997 were $6,804,000, with $35,000 due in 1998, $7,885,000 due in 1999, $10,510,000 due in 2000
and $10,507,000 due in 2001.

     The revolving credit agreement places limitations on certain transactions that include acquisition by the Company of its securities, payment of cash dividends and investments in other businesses. In addition, the credit agreement includes certain other requirements.

A consolidated current ratio of at least 1.5 is to be maintained. Consolidated tangible net worth (total shareholders' equity less goodwill and other intangible assets) shall be at least $70 million plus 35% of consolidated net earnings after December 31, 1992 ($93,358,000 as of December 31, 1996). If interest coverage (ratio of operating profit to interest expense using the most recent four quarters) is less than 1 to 1, the tangible net worth requirement is increased by $5 million. The ratio of consolidated indebtedness for borrowings to total capital (sum of consolidated current and long-term debt, non-current deferred income taxes, minority interests and tangible net worth) shall not exceed .60. The Company was in compliance with the terms of the credit agreement through December 31, 1996.

Capital Stock
-------------
     Common stock and Class B common stock have equal rights except that dividends, other than stock dividends, may be declared and paid on common stock in excess of amounts declared and paid on Class B common stock. The Class B common stock is convertible on a share-for-share basis into common stock and Class B shares so converted shall be cancelled.

     At December 31, 1996, 974,750 shares of common stock were reserved for issuance under the non-qualified stock option and stock apprecia-tion rights plan.

     During the year ended December 31, 1996, 8,500 shares of common stock were issued pursuant to the exercise of stock options under the Company's non-qualified stock option and stock appreciation rights plan. The issuance of these shares increased additional paid-in capital by $165,000. In addition, 134 shares of common stock held in treasury were reissued. These shares had a cost of $2,000 and their reissuance reduced additional paid-in capital by that amount.

     During the year ended December 31, 1995, 105,500 shares of common stock were issued pursuant to the exercise of stock options under the Company's non-qualified stock option and stock appreciation rights plan. The issuance of these shares increased common stock by $11,000 and additional paid-in capital by $1,342,000.

     During the year ended December 31, 1994, 100 shares of common stock held in treasury were reissued. These shares had a cost of $3,000.

Stock Plan
----------
     Under the terms of a non-qualified stock option and stock appreciation rights plan, options and stock appreciation rights to purchase an aggregate of 974,750 shares of common stock may be granted separately or in tandem to salaried employees, consultants and directors. Stock appreciation rights may also be granted with respect to outstanding options. Grants under the plan, except for grants to certain directors who are not full-time employees and whose retainer fees are paid via stock options, are determined by a stock option committee appointed by the board of directors. Stock options granted to directors in lieu of payment of fees in cash are not significant. The price at which options or stock appreciation rights may be exercised shall not be less than 50% of the market value per share of the Company's common stock on the date of grant and, unless otherwise determined by the committee, options or rights granted under the plan shall not be exercised after five years from date of grant.

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

     During the years ended December 31, 1996, 1995 and 1994 options were granted to purchase 40,000 shares, 36,700 shares and 107,000 shares, respectively, at weighted average option prices per share of $28.56, $19.04 and $15.06, respectively. All such options granted have option prices equal to the per share market price of the Company's common stock on the dates of grant. Therefore, no compensation cost was recognized for any of these options granted. No stock appreciation rights were granted during any of these years.

     During the years ended December 31, 1996 and 1995, stock options were exercised for 8,500 shares and 105,500 shares, respectively, at weighted average option prices per share of $14.85 and $9.70, respectively. No options were exercised during the year ended December 31, 1994. No stock appreciation rights were exercised during the years ended December 31, 1996, 1995 and 1994.

     During the years ended December 31, 1996, 1995 and 1994 stock options lapsed or were forfeited for 6,750 shares, 128,000 shares and 8,000 shares, respectively, which had weighted average option prices per share of $17.73, $10.58 and $6.75, respectively.

     At December 31, 1996, 1995, 1994 and 1993 options were outstanding to purchase 178,950, 154,200, 351,000 and 252,000 shares of common stock, respectively, at weighted average prices of $17.83, $14.88, $11.32 and $9.59 per share, respectively. Options to purchase 67,200 shares, 40,250 shares and 113,333 shares were exercisable at December 31, 1996, 1995 and 1994, respectively, at weighted average prices of $17.17, $11.60 and $9.12, respectively. No stock appreciation rights were outstanding as of December 31, 1996, 1995, 1994 or 1993.

     For options outstanding on December 31, 1996 option prices ranged from $6.25 per share to $29.75 per share and the weighted average remaining life for such options as of December 31, 1996 was approximately 3.5 years.

Income Taxes
------------
     The provision for income taxes relating to continuing operations for the years ended December 31, 1996, 1995 and 1994 was comprised of the following ($000s):
                                    Total    Federal  State   Foreign
                                   -------   -------  ------  -------
1996
----
Current                          $  26,033   22,760    2,873      400
Deferred                             1,574    1,124      535      (85)
                                    ------   ------    -----    -----
                                 $  27,607   23,884    3,408      315
                                    ======   ======    =====    =====
1995
----
Current                          $  29,988   25,265    4,269      454
Deferred                            (9,426)  (8,014)  (1,413)       1
                                    ------   ------    -----    -----
                                 $  20,562   17,251    2,856      455
                                    ======   ======    =====    =====
1994
----
Current                          $  11,931    9,975    1,473      483
Deferred                              (549)    (123)    (422)      (4)
                                    ------   ------    -----    -----
                                 $  11,382    9,852    1,051      479
                                    ======   ======    =====    =====

     The tax effects of the principal components creating net deferred income tax assets as of December 31, 1996 and 1995 were as follows ($000s):
                                                      1996      1995
                                                     ------    ------
Components creating deferred tax liabilities
  Deferral of revenues and accounts receivable     $  7,237     2,082
  Other                                               1,094     1,649
                                                     ------    ------
                                                      8,331     3,731
Components creating deferred tax assets
  Expenses not currently deductible                 (17,656)  (14,968)
  Intangible assets amortization                     (1,746)   (1,402)
  Other                                                (184)     (223)
  Operating loss carryforwards                         (303)     (438)
                                                     ------    ------
                                                    (19,889)  (17,031)
Valuation allowances                                     90       199
                                                     ------    ------
                                                   $(11,468)  (13,101)
                                                     ======    ======

     The net change in the valuation allowances for the years ended December 31, 1996 and 1995 was a decrease of $109,000 and $320,000, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the benefits of the deferred tax assets will not be achieved. The ultimate realization of deferred tax assets is dependent upon a number of things, including past and future taxable income. Based upon the assessment of the prospects for achieving the benefits of the deferred tax assets, net of existing valuation allowances, the company believes it is more likely than not that such benefits will be realized.

     The effective income tax rates relating to continuing operations for the years ended December 31, 1996, 1995 and 1994 differed from the applicable federal rate as follows:
                                                  1996   1995   1994
                                                  ----   ----   ----
Federal rate                                        35%    35%    35%
State income taxes                                   3%     4%     2%
Expenses permanently nondeductible
  for tax purposes                                   1%     1%     2%
                                                   ---    ---    ---
Effective income tax rate                           39%    40%    39%
                                                   ===    ===    ===

     Certain subsidiaries have operating loss carryforwards for tax purposes the realization of which is dependent upon the respective subsidiaries having sufficient taxable income in future years to use the carryforwards. At December 31, 1996 for federal income tax purposes, these carryforwards aggregated approximately $200,000 and expire in varying amounts from 2002 through 2008. The tax benefits of approximately $100,000 of these carryforwards reduce goodwill and have been recognized for financial reporting purposes. Tax benefits relating to the remaining $100,000 have also been recognized for financial reporting purposes.

     At December 31, 1996 for state income tax purposes, there were operating loss carryforwards aggregating approximately $2,000,000 expiring in varying amounts from 1997 through 2011. Benefits relating to approximately $1,000,000 have been recognized for financial reporting purposes. Benefits for the remaining $1,000,000 have not been recognized and are included in the valuation allowance as of December 31, 1996.

Retirement Plans
----------------
     Trusteed contributory and non-contributory defined contribution retirement plans have been established for the benefit of eligible employees. Costs of the plans are charged to earnings and are based on either a formula using a percentage of compensation or an amount determined by the board of directors of a company limited to the amount allowable for Federal income tax purposes. Costs of these plans are funded. Charges to earnings for contributions to these retirement plans for the years ended December 31, 1996, 1995 and 1994 were $2,444,000, $2,337,000 and $1,813,000, respectively.

     Except for retirement plans, the Company provides no other postretirement benefits. Further, the Company does not provide postemployment benefits.

Leases
------
     Offices used for sales, recruiting and administrative functions and facilities used for in-house engineering, design and drafting are occupied under numerous leases which expire through 2011. In addition, there are leases for computers and office equipment. Rentals under all leases for the years ended December 31, 1996, 1995 and 1994 were $15,087,000, $13,589,000 and $12,256,000, respectively.

     For periods after December 31, 1996, approximate minimum annual rentals under non-cancelable leases aggregate $44,730,000 with rentals of $12,521,000 due in 1997, $9,058,000 due in 1998, $7,099,000 due in
1999, $4,754,000 due in 2000 and $2,327,000 due in 2001.

Business Segments
-----------------
     Technical Services - This segment provides principally technical staffing supplying supplemental engineering, technical and information technology personnel to a broad range of customers.

     Temporary Services - This segment provides temporary office, clerical, legal and financial staffing personnel to a broad range of commercial customers.

     Management Recruiters - This segment provides principally a search and recruiting service for permanent employment of management in many fields including information technology, sales and sales management, healthcare, accounting and finance. In addition, a range of management staffing services is provided through several specialized divisions.

     Business segment data for the years ended December 31, 1996, 1995 and 1994 follows ($000s):

                                           1996       1995      1994
                                         ---------  ---------  -------
Revenues
--------
Technical Services                     $ 1,132,721    994,528  779,053
Temporary Services                         163,206    141,779  121,180
Management Recruiters                       78,954     66,629   52,350
                                         ---------  ---------  -------
                                       $ 1,374,881  1,202,936  952,583
                                         =========  =========  =======
Operating profit
----------------
Technical Services                     $    62,538     44,955   25,855
Temporary Services                           8,552      7,174    5,002
Management Recruiters                       11,003      9,993    7,240
Corporate expenses                          (8,398)    (6,652)  (6,749)
                                         ---------  ---------  -------
                                       $    73,695     55,470   31,348
                                         =========  =========  =======

                                           1996       1995      1994
                                         ---------  ---------  -------
Identifiable assets
-------------------
Technical Services                     $   243,373    228,587  161,685
Temporary Services                          33,690     30,418   22,924
Management Recruiters                       20,370     11,961    8,390
Corporate                                    5,484      4,412    5,756
                                         ---------  ---------  -------
                                           302,917    275,378  198,755
Net assets of discontinued
 operations                                 37,257     48,185   80,214
                                         ---------  ---------  -------
                                       $   340,174    323,563  278,969
                                         =========  =========  =======
Capital additions
-----------------
Technical Services                     $     7,602      9,949    5,845
Temporary Services                           1,426      3,065      557
Management Recruiters                        4,339        696      733
Corporate                                      178         95       74
                                         ---------  ---------  -------
                                       $    13,545     13,805    7,209
                                         =========  =========  =======
Depreciation expense
--------------------
Technical Services                     $     7,080      5,503    4,436
Temporary Services                           1,211        784      582
Management Recruiters                          847        512      483
Corporate                                       60         83      123
                                         ---------  ---------  -------
                                       $     9,198      6,882    5,624
                                         =========  =========  =======

Discontinued Operations
-----------------------
     On December 30, 1996 the Company adopted a plan to dispose of the automotive developmental engineering division of a subsidiary. This division provides developmental and experimental engineering and design of automotive vehicles, components and assembly processes.

     On December 28, 1995 the Company adopted a plan to dispose of the automotive manufacturing technology division of a subsidiary. This division provides production quality prototypes and until early 1996 provided production tooling fixtures.

     Each of these divisions had been a separate line of business within the Technical Services segment and, accordingly, each has been classified as a discontinued operation in the Company s reported results of operations for each of the years reported upon.

     In early 1996 the Company liquidated the production tooling fixtures portion of the automotive manufacturing technology division. The Company is discussing the sale of the remaining portion of the automotive manufacturing technology division along with most of the automotive developmental engineering division with potential buyers and expects to conclude disposal of these units by mid-1997. The remainder of the automotive developmental engineering division will be liquidated.

     Summary results of the discontinued operations for the years ended December 31, 1996, 1995 and 1994 are as follows ($000s):

                                               1996    1995     1994
                                              ------  -------  -------
Revenues:
  Developmental engineering                 $ 79,273   67,517   60,192
  Manufacturing technology                         -   65,588   84,824
                                              ------  -------  -------
                                            $ 79,273  133,105  145,016

Operating profit (loss):
  Developmental engineering                 $ (7,212)     367    1,909
  Manufacturing technology                         -  (13,525)   7,669
                                              ------  -------  -------
                                              (7,212) (13,158)   9,578

Interest expense:
  Developmental engineering                     749      851      742
  Manufacturing technology                        -    1,007    1,004
                                             ------  -------  -------
                                                749    1,858    1,746

Earnings (loss) before income taxes
 and before provisions related to
 phase-out periods and disposals
 and subsequent adjustments of such
 provisions:
  Developmental engineering                  (7,961)    (484)   1,167
  Manufacturing technology                        -  (14,532)   6,665
                                             ------  -------  -------
                                             (7,961) (15,016)   7,832
Income taxes:
  Developmental engineering                  (2,826)      38      564
  Manufacturing technology                        -   (4,966)   2,467
                                             ------  -------  -------
                                             (2,826)  (4,928)   3,031

                                               1996    1995     1994
                                              ------  -------  -------
Earnings (loss) before provisions
 related to phase-out periods and
 disposals and subsequent
 adjustments of such provisions:
  Developmental engineering                   (5,135)    (522)     603
  Manufacturing technology                         -   (9,566)   4,198
                                              ------  -------  -------
                                              (5,135) (10,088)   4,801
Estimated losses during phase-out
 periods (developmental engineering,
 1996; manufacturing technology,
 1995), net of income tax benefits
 of $(680)and $(1,991)                        (1,264)  (3,698)       -

Estimated losses on disposals of
 operations (developmental
 engineering, 1996; manufacturing
 technology, 1995), net of income
 tax benefits of $(4,146) and $(4,696)        (9,517) (12,260)       -

Adjustments of prior-year provisions
 related to phase-out periods and
 disposals, net of income taxes of
 $2,608                                        4,844        -        -
                                              ------   ------   ------
                                            $(11,072) (26,046)   4,801
                                              ======   ======   ======

     Adjustments were made to prior-year provisions related to phase-out periods and disposals because demand for services recovered in 1996 substantially faster and stronger than anticipated and costs associated with a specialized leased facility are expected to be substantially less than previously anticipated.

     Summary balance sheet accounts of the discontinued operations as of December 31, 1996 and 1995 are as follows ($000s):

                                               1996     1995
                                              ------   ------
     Working capital                        $ 24,283   22,370
     Net fixed assets                          7,171   21,283
     Goodwill                                      -    1,827
     Other assets                                 87       35
     Deferred income taxes                     5,716    2,670
                                              ------   ------
                                            $ 37,257   48,185
                                              ======   ======

     Net assets associated with the developmental engineering division as of December 31, 1996 and 1995 were approximately $23 million and $30 million, respectively, and net assets for the manufacturing technology division were approximately $14 million and $18 million, respectively.

     Interest expense was allocated to the discontinued operations based upon their proportionate share of consolidated net assets during each of the years.

     Contracts with customers for the discontinued operations included fixed price based contracts. Accordingly, revenues were recognized using the percentage of completion method of accounting for those contracts.

     Effective income tax rates for the discontinued operations differed from the federal statutory rate primarily because of expenses permanently non-deductible for tax purposes.

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

                   INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of CDI Corp.:

     We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule listed under the heading "Financial statement schedules" on page 37. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Philadelphia, PA                      /s/ KPMG PEAT MARWICK LLP
February 19, 1997                    ---------------------------------
                                      KPMG Peat Marwick LLP

                 CDI CORP. AND SUBSIDIARIES
                     Quarterly Earnings
           Years ended December 31, 1996 and 1995
           (In thousands, except per share data)


                          First   Second    Third   Fourth
                         Quarter  Quarter  Quarter  Quarter    Year
                         -------  -------  -------  -------  ---------
1996
----
Revenues               $ 330,808  338,846  353,676  351,551  1,374,881
Gross profit (a)          73,879   76,325   82,170   80,098    312,472
Operating profit          15,525   18,661   22,365   17,144     73,695
Interest expense             864      997      900      690      3,451
Earnings from
  continuing
  operations               8,733   10,564   12,818   10,355     42,470
Discontinued
  operations                (237)  (1,139)  (2,579)  (7,117)   (11,072)
Net earnings           $   8,496    9,425   10,239    3,238     31,398

Per share:
Earnings from
  continuing
  operations           $     .44       .53     .65      .52       2.14
Discontinued
  operations           $    (.01)     (.06)   (.13)    (.36)      (.56)
Net earnings           $     .43       .47     .52      .16       1.58


1995
----
Revenues               $ 274,576  293,289  316,040  319,031  1,202,936
Gross profit (a)          58,479   62,713   70,193   72,871    264,256
Operating profit          10,409   11,808   17,489   15,764     55,470
Interest expense             871    1,033      860      839      3,603
Earnings from
  continuing
  operations               5,681    6,287    9,865    9,352     31,185
Discontinued
  operations               1,459    1,474   (6,725) (22,254)   (26,046)
Net earnings           $   7,140    7,761    3,140  (12,902)     5,139

Per share:
Earnings from
  continuing
  operations           $     .29      .32      .50      .47       1.57
Discontinued
  operations           $     .07      .07     (.34)   (1.12)     (1.31)
Net earnings           $     .36      .39      .16     (.65)       .26


(a) See financial statement footnote for Significant Accounting
    Policies for description of realignment of presentation of gross profit.

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











                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

     (a)  Documents filed as part of this report

          Financial statements
            The consolidated balance sheets of the Registrant as of December 31, 1996 and 1995, the related consolidated statements of earnings, retained earnings and cash flows for each of the years ended December 31, 1996, 1995 and 1994, the footnotes thereto and the report of KPMG Peat Marwick LLP, independent auditors, are filed herein.

          Financial statement schedules
            Schedule submitted for the years ended December 31, 1996, 1995 and 1994.
            II - Valuation and Qualifying Accounts

     (b) Registrant has not filed a Form 8-K during the quarter ended December 31, 1996.

     (c)  Exhibits

             3.(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

               (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               b. Employment Agreement dated May 1, 1973 by and between Comprehensive Designers, Inc. and Walter
                     R. Garrison, incorporated herein by reference to
                     Exhibit 10.e. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               c. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar
                     D. Landis, incorporated herein by reference to
                     Exhibit 10.g. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               d. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

              e. Non-competition and Consulting Agreement by and between Registrant and Christian M. Hoechst dated October 17, 1995 incorporated herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            11.      Statement re computation of per share earnings.
            21.      Subsidiaries of the Registrant.
            23.      Consents of experts and counsel.
            27.      Financial Data Schedule.

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

Date:  March 4, 1997
-------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Walter R. Garrison
-------------------------------------
    Walter R. Garrison
    President and Director
    (Principal Executive Officer)

Date:  March 4, 1997
-------------------------------------


By: /s/ Edgar D. Landis
-------------------------------------
    Edgar D. Landis
    Executive Vice President,
    Finance and Director
    (Principal Financial and
    Accounting Officer)

Date:  March 4, 1997
-------------------------------------


By: /s/ Walter E. Blankley
-------------------------------------
    Walter E. Blankley
    Director

Date:  March 4, 1997
-------------------------------------

By: /s/ Christian M. Hoechst
-------------------------------------
    Christian M. Hoechst
    Director

Date:  March 4, 1997
-------------------------------------


By: /s/ Lawrence C. Karlson
-------------------------------------
    Lawrence C. Karlson
    Director

Date:  March 7,1997
-------------------------------------


By: /s/ Allen M. Levantin
-------------------------------------
    Allen M. Levantin
    Director

Date:  March 6, 1997
-------------------------------------


By: /s/ Alan B. Miller
-------------------------------------
    Alan B. Miller
    Director

Date:  March 6, 1997
-------------------------------------


By: /s/ Barton J. Winokur
-------------------------------------
    Barton J. Winokur
    Director

Date:  March 3, 1997
-------------------------------------

                                                           Schedule II
                                                           -----------



                          CDI CORP. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                   (Allowance for Uncollectible Receivables)

                 Years ended December 31, 1996, 1995 and 1994


                                          Uncollectible
                                Additions  receivables
                     Balance at  charged   written off,             Balance
                     beginning     to        net of        Other    at end
                      of year    earnings   recoveries    changes   of year
                     ---------- --------- ------------- ---------- ---------
December 31, 1996  $ 3,520,000  1,642,000   1,068,000       -      4,094,000

December 31, 1995  $ 2,785,000  2,489,000   1,754,000       -      3,520,000

December 31, 1994  $ 1,599,000  1,940,000     754,000       -      2,785,000

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549







                              CDI CORP.





                              EXHIBITS


                                 to


                            Annual Report


                              FORM 10-K


                    Year ended December 31, 1996


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

10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   b. Employment Agreement dated May 1, 1973 by and between Comprehensive Designers, Inc. and Walter R. Garrison, incorporated herein by reference to Exhibit 10.e. to Registrant's registration statement on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   c. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar D. Landis, incorporated herein by reference to Exhibit 10.g. to Registrant's registration statement on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   d. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   e. Non-competition and Consulting Agreement by and between Registrant and Christian M. Hoechst dated October 17, 1995, incorporated herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

11.      Statement re computation of per share earnings.             43

21.      Subsidiaries of the Registrant.                             44

23.      Consents of experts and counsel.                            46

27.      Financial Data Schedule.                                    47