Form 10-Q
period 1997-03-31
CDI CORP
filed 1997-05-13
CIK 18396

1

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997
                                   --------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of April 30, 1997 were:

     Common stock, $.10 par value                   19,860,118 shares
     Class B common stock, $.10 par value                  None

                    PART 1.  FINANCIAL INFORMATION

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                            (In thousands)



                                               March 31,  December 31,
Assets                                           1997        1996
------                                         ---------  ------------
Current assets:
 Cash                                          $ 15,561       6,066
 Accounts receivable, less allowance
  for doubtful accounts of $4,439 -
  March 31, 1997; $4,094 - December 31,
  1996                                          257,268     233,455
 Prepaid expenses                                 5,225       3,908
 Deferred income taxes                            6,693       7,288
 Net assets of discontinued operations           37,867      37,257
                                                -------     -------
        Total current assets                    322,614     287,974

Fixed assets, at cost:
 Computers                                       36,887      34,526
 Equipment and furniture                         25,303      26,119
 Leasehold improvements                           9,193       8,151
                                                -------     -------
                                                 71,383      68,796
 Accumulated depreciation                        45,324      43,292
                                                -------     -------
        Net fixed assets                         26,059      25,504

Deferred income taxes                             4,421       4,180
Goodwill and other intangible assets, net        15,299      15,611
Other assets                                      6,911       6,905
                                                -------     -------
                                              $ 375,304     340,174
                                                =======     =======

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                   (In thousands, except share data)



                                               March 31,  December 31,
Liabilities and Shareholders' Equity             1997         1996
------------------------------------           ---------  ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                      $   8,867       6,834
  Accounts payable                               13,777      12,423
  Withheld payroll taxes                          3,278       4,950
  Accrued expenses                               82,172      75,637
  Currently payable income taxes                 12,398       7,006
                                                -------     -------
         Total current liabilities              120,492     106,850

Long-term debt                                   59,166      48,866
Deferred compensation                             7,265       6,934
Minority interests                                  703         592

Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                             -           -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,884,983 shares - March 31,
   1997; 19,853,983 shares - December 31,
   1996                                           1,988       1,985
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                             -           -
  Additional paid-in capital                     13,973      12,866
  Retained earnings                             173,410     162,669
  Unamortized value of restricted stock
   issued                                        (1,088)          -
  Less common stock in treasury, at cost -
   25,465 shares - March 31, 1997; 24,921
   shares - December 31, 1996                      (605)       (588)
                                                -------     -------
         Total shareholders' equity             187,678     176,932
                                                -------     -------
                                              $ 375,304     340,174
                                                =======     =======

                      CDI CORP. AND SUBSIDIARIES

                  Consolidated Statements of Earnings
                 (In thousands, except per share data)



                                          Three months ended March 31,
                                          ----------------------------
                                                1997       1996
                                               -------    -------

Revenues                                     $ 360,461    330,808

Cost of services                               278,519    256,929
                                               -------    -------
  Gross profit                                  81,942     73,879

Operating and administrative costs              63,150     58,354
                                               -------    -------
  Operating profit                              18,792     15,525

Interest expense                                   704        864
                                               -------    -------
  Earnings from continuing operations
   before income taxes and minority
   interests                                    18,088     14,661

Income taxes                                     7,236      5,919
                                               -------    -------
  Earnings from continuing operations
   before minority interests                    10,852      8,742

Minority interests                                 111          9
                                               -------    -------
  Earnings from continuing operations           10,741      8,733

Discontinued operations                              -       (237)
                                               -------    -------
  Net earnings                               $  10,741      8,496
                                               =======    =======

Earnings per share:
  Earnings from continuing operations        $     .54        .44
  Discontinued operations                    $       -       (.01)
  Net earnings                               $     .54        .43

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                            (In thousands)


                                           Three months ended March 31,
                                           ----------------------------
                                                  1997       1996
                                                 ------     ------
Continuing Operations
  Operating activities:
   Earnings from continuing operations         $ 10,741      8,733
   Minority interests                               111          9
   Depreciation                                   2,301      2,047
   Amortization of intangible assets                389        464
   Income tax provision greater (less)
    than tax payments                             5,746     (9,229)
   Change in assets and liabilities
    net of effects from acquisitions:
     Increase in accounts receivable            (23,813)   (12,684)
     Increase in payables and accrued
      expenses                                    6,217     12,230
     Other                                       (1,004)       337
                                                 ------     ------
                                                    688      1,907
                                                 ------     ------
  Investing activities:
   Purchases of fixed assets                     (2,860)    (4,164)
   Acquisition net of cash acquired                 (65)    (2,500)
   Other                                              4         31
                                                 ------     ------
                                                 (2,921)    (6,633)
                                                 ------     ------
  Financing activities:
   Borrowings long-term debt                     10,313      5,466
   Payments long-term debt                          (13)       (20)
   Obligations not liquidated because
    of outstanding checks                         2,033        435
   Exercises of stock options                         5         98
                                                 ------     ------
                                                 12,338      5,979
                                                 ------     ------

Net cash flows from continuing operations        10,105      1,253

Net cash flows from discontinued operations        (610)    (2,142)
                                                 ------     ------
Increase (decrease) in cash                       9,495       (889)

Cash at beginning of period                       6,066      4,495
                                                 ------     ------
Cash at end of period                          $ 15,561      3,606
                                                 ======     ======

                      CDI CORP. AND SUBSIDIARIES

                   Comments to Financial Statements


     Earnings per share of common stock are based on the weighted average number of shares of common stock and dilutive common share equivalents, which arise from stock options, outstanding during the periods. No further dilution resulted from a computation of fully diluted earnings per share. The number of shares used to compute earnings per share was 19,899,509 for the three months ended March 31, 1997 and 19,871,616 for the three months ended March 31, 1996.

     Revenues and operating profit attributable to the continuing operations of the business segments of the Company for the three months ended March 31, 1997 and 1996 follow ($000s):

                                            1997      1996
                                           -------   -------
     Revenues:
     Technical Services                  $ 295,771   274,589
     Temporary Services                     43,727    38,312
     Management Recruiters                  20,963    17,907
                                           -------   -------
                                         $ 360,461   330,808
                                           =======   =======
     Operating profit:
     Technical Services                  $  15,481    13,640
     Temporary Services                      2,246     1,678
     Management Recruiters                   3,210     2,534
     Corporate expenses                     (2,145)   (2,327)
                                           -------   -------
                                         $  18,792    15,525
                                           =======   =======

     During the three months ended March 31, 1997, there were 1,000 shares of common stock issued upon the exercise of stock options granted under the Company's non-qualified stock option and stock appreciation rights plan. In payment for the option shares, the optionee surrendered 544 shares of common stock already owned which the Company placed in treasury stock. As a result of the exercise, additional paid-in capital was increased by $22,000 and treasury stock was increased by $17,000.

     There were 30,000 shares of common stock issued to an officer of the Company under his employment agreement. Half of these shares will vest over time (3,000 shares on each of the first five anniversaries of the date of the employment agreement) and half (up to 3,000 shares per year for five years) will vest depending upon the percentage achieve-ment of predetermined goals established by the Company's board of directors. Shares which do not vest are forfeited.

     The 15,000 shares that will vest over time have a fixed value of $531,000 equal to the market value of the shares when issued. The value for the 15,000 shares that will vest based upon performance will fluctuate with changes in their market value until there is a determination as to their vesting. As of March 31, 1997, these performance-based shares were valued at $557,000. Of the total value of $1,088,000 ascribed to these restricted shares as of March 31, 1997, $3,000 increased common stock and $1,085,000 increased additional paid-in capital.

     Over the next five years there will be charges to earnings for the value related to the aggregate number of these shares that become vested. As such earnings charges occur, unamortized value of restricted stock issued reflected in shareholders' equity will be reduced. To the extent that shares are forfeited, unamortized value of restricted stock issued will also be reduced and the forfeited shares will be placed in treasury stock.

     The automotive developmental engineering division of a subsidiary and the automotive manufacturing technology division of the subsidiary are classified as discontinued operations in the Company's financial statements. As of December 31, 1996 a reserve was established for estimated costs and losses associated with disposing of these businesses and for losses from operations for a portion of 1997. Costs and losses incurred during the three months ended March 31, 1997 of $1.6 million, primarily operating losses during the period, relating to the discontinued businesses were charged against the reserve. The charges to the reserve were for items that corresponded to those considered in establishing the reserve. The net assets of the discontinued operations of $38 million as of March 31, 1997 were not significantly different from December 31, 1996 and are comprised primarily of working capital and fixed assets.

     The financial statements included in this report are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature.

     These comments contain only the information which is required by Form 10-Q. Further reference should be made to the comprehensive disclosures contained in the Company's annual report on Form 10-K for the year ended December 31, 1996.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        Discontinued Operations
                        -----------------------

     The automotive developmental engineering division of a subsidiary and the automotive manufacturing technology division of the subsidiary are being disposed of pursuant to plans of disposition. These divisions are classified as discontinued operations in the Company's financial statements.

                         Results of Operations
                         ---------------------

     Consolidated revenues from continuing operations for the quarter ended March 31, 1997 were 9% above the comparable quarter a year ago. Operating profit margins from continuing operations were 5.2% of revenues for the first quarter of this year compared to 4.7% for the same period in 1996.

     Technical Services' revenues from continuing operations increased 8% over the first quarter a year ago. Operating profit margins from continuing operations for Technical Services were 5.2% in the first quarter of 1997 compared to 5.0% for the 1996 first quarter. Technical Services continues to benefit from broad-based trends toward outsourcing. These trends are especially evident in information technology staffing and services, where first quarter revenues were 35% over the same period a year ago. First quarter IT revenues were at an annualized run rate of $250 million, compared with full year 1996 IT revenues of $200 million. Telecommunications revenues stabilized in the current quarter after a fourth quarter 1996 decline in that sector.

     Temporary Services' revenues were up 14% over last year's first quarter. Operating profit margins for Temporary Services were 5.1% for the first quarter of 1997, compared with 4.4% for the 1996 first quarter. Temporary Services benefitted from the continued strong demand for office/clerical services.

     Management Recruiters' revenues for the first quarter of 1997 grew 17% over last year's first quarter. Operating profit margins were 15.3% of revenues for the first quarter of this year and 14.2% for the first quarter of last year. Management Recruiters' markets for middle management search and recruiting remained strong and performance continued its upward trend.

     Discussions for the disposal of the discontinued operations have been pursued and are ongoing. Costs and losses incurred during the quarter ended March 31, 1997 of $1.6 million, primarily for operating losses, were charged against the reserve for discontinued operations established as of December 31, 1996 for such costs and losses.

                         Financial Condition
                         -------------------

     The ratio of current assets to current liabilities was 2.7 to 1 as of both March 31, 1997 and December 31, 1996. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 24% for March 31, 1997 and 22% for December 31, 1996. The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company's businesses.

                       New Accounting Standards
                       ------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share, but is effective for financial statements for both interim and annual periods ending after December 15, 1997. Therefore, reported earnings per share for the quarters ended March 31, 1997 and 1996 have been determined using the principles prescribed by Opinion No.
15. If the Standards prescribed by Statement 128 were applied for these quarterly periods, there would be no difference in the reported per share amounts.

                      Forward-looking Information
                      ---------------------------

     Certain information in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain factors such as competitive market pressures, material changes in demand from larger customers, availability of labor, the Company's performance on contracts, changes in customers' attitudes toward outsourcing, government policies adverse to the staffing industry, changes in economic conditions, and unforeseen events associated with divestiture of discontinued operations could cause actual results to differ materially from those in the forward-looking statements.

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

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant s report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               b. Employment Agreement dated May 1, 1973 by and between Comprehensive Designers, Inc. and Walter
                     R. Garrison, incorporated herein by reference to
                     Exhibit 10.e. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               c. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar
                     D. Landis, incorporated herein by reference to
                     Exhibit 10.g. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               d. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensa-tory plan or arrangement)

               e. Non-competition and Consulting Agreement by and between Registrant and Christian M. Hoechst dated October 17, 1995, incorporated herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               f. Employment Agreement dated March 11, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            11.      Statement re computation of per share earnings.

            27.      Financial Data Schedule.

     (b) The Registrant has not filed a Form 8-K during the quarter ended March 31, 1997.











                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CDI CORP.
                              --------------------------------------



May 12, 1997                  By: /s/ Edgar D. Landis
                              --------------------------------------
                                  EDGAR D. LANDIS
                                  Executive Vice President, Finance
                                  (Duly authorized officer and
                                  principal financial officer of
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

   f. Employment Agreement dated March 11, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant's definitive

         Proxy Statement for its annual meeting of shareholders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrange-
         ment)

11.      Statement re computation of per share earnings.           14


27.      Financial Data Schedule.                                  15