Form 10-Q
period 1997-06-30
CDI CORP
filed 1997-08-08
CIK 18396

1

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997
                                   -------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of July 31, 1997 were:

     Common stock, $.10 par value                   19,902,285 shares
     Class B common stock, $.10 par value                  None

                    PART 1.  FINANCIAL INFORMATION

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                            (In thousands)



                                               June 30,
                                                 1997     December 31,
Assets                                        (Unaudited)    1996
------                                        ----------- ------------
Current assets:
 Cash                                         $  13,076       6,066
 Accounts receivable, less allowance
  for doubtful accounts of $4,227 -
  June 30, 1997; $4,094 - December 31,
  1996                                          263,716     233,455
 Prepaid expenses                                 4,483       3,908
 Deferred income taxes                            7,202       7,288
 Net assets of discontinued operations           37,124      37,257
                                                -------     -------
        Total current assets                    325,601     287,974

Fixed assets, at cost:
 Computers                                       38,592      34,526
 Equipment and furniture                         25,787      26,119
 Leasehold improvements                           8,865       8,151
                                                -------     -------
                                                 73,244      68,796
 Accumulated depreciation                        46,826      43,292
                                                -------     -------
        Net fixed assets                         26,418      25,504

Deferred income taxes                             5,062       4,180
Goodwill and other intangible assets, net        16,384      15,611
Other assets                                      7,765       6,905
                                                -------     -------
                                              $ 381,230     340,174
                                                =======     =======

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                   (In thousands, except share data)



                                               June 30,
                                                 1997     December 31,
Liabilities and Shareholders' Equity          (Unaudited)     1996
------------------------------------          ----------- ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                      $  10,396       6,834
  Accounts payable                               15,042      12,423
  Withheld payroll taxes                          3,403       4,950
  Accrued expenses                               83,786      75,637
  Currently payable income taxes                  8,298       7,006
                                                -------     -------
         Total current liabilities              120,925     106,850

Long-term debt                                   51,032      48,866
Deferred compensation                             7,909       6,934
Minority interests                                  883         592

Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                             -           -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,924,650 shares - June 30,
   1997; 19,853,983 shares - December 31,
   1996                                           1,992       1,985
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                             -           -
  Additional paid-in capital                     14,922      12,866
  Retained earnings                             185,325     162,669
  Unamortized value of restricted stock
   issued                                        (1,077)          -
  Less common stock in treasury, at cost -
   27,365 shares - June 30, 1997; 24,921
   shares - December 31, 1996                      (681)       (588)
                                                -------     -------
         Total shareholders' equity             200,481     176,932
                                                -------     -------
                                              $ 381,230     340,174
                                                =======     =======

                        CDI CORP. AND SUBSIDIARIES

                    Consolidated Statements of Earnings
              (In thousands, except per share data; unaudited)


                                    Quarter ended     Six months ended
                                       June 30,           June 30,
                                   ----------------   ----------------
                                    1997     1996      1997     1996
                                   -------  -------   -------  -------

Revenues                         $ 378,144  338,846   738,605  669,654

Cost of services                   289,122  262,521   567,641  519,450
                                   -------  -------   -------  -------
  Gross profit                      89,022   76,325   170,964  150,204

Operating and administrative
 costs                              68,013   57,664   131,163  116,018
                                   -------  -------   -------  -------
  Operating profit                  21,009   18,661    39,801   34,186

Interest expense                       788      997     1,492    1,861
                                   -------  -------   -------  -------
  Earnings from continuing
   operations before income
   taxes and minority
   interests                        20,221   17,664    38,309   32,325

Income taxes                         8,126    7,065    15,362   12,984
                                   -------  -------   -------  -------
  Earnings from continuing
   operations before minority
   interests                        12,095   10,599    22,947   19,341

Minority interests                     180       35       291       44
                                   -------  -------   -------  -------
  Earnings from continuing
   operations                       11,915   10,564    22,656   19,297

Discontinued operations                  -   (1,139)        -   (1,376)
                                   -------  -------   -------  -------
  Net earnings                   $  11,915    9,425    22,656   17,921
                                   =======  =======   =======  =======

Earnings per share:
  Earnings from continuing
   operations                    $     .60      .53      1.14      .97
  Discontinued operations        $       -     (.06)        -     (.07)
  Net earnings                   $     .60      .47      1.14      .90

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                       (In thousands; unaudited)


                                             Six months ended June 30,
                                             -------------------------
                                                  1997       1996
                                                 ------     ------
Continuing Operations
  Operating activities:
   Earnings from continuing operations         $ 22,656     19,297
   Minority interests                               291         44
   Depreciation                                   4,882      4,414
   Amortization of intangible assets                972        945
   Income tax provision greater (less)
    than tax payments                               496    (11,400)
   Change in assets and liabilities
    net of effects from acquisitions:
     Increase in accounts receivable            (30,261)   (22,102)
     Increase in payables and accrued
      expenses                                    9,221     13,387
     Other                                         (404)     1,675
                                                 ------     ------
                                                  7,853      6,260
                                                 ------     ------
  Investing activities:
   Purchases of fixed assets                     (6,067)    (8,798)
   Acquisition net of cash acquired              (1,746)    (2,760)
   Other                                            298        160
                                                 ------     ------
                                                 (7,515)   (11,398)
                                                 ------     ------
  Financing activities:
   Borrowings long-term debt                     10,313     12,474
   Payments long-term debt                       (8,147)       (20)
   Obligations not liquidated because
    of outstanding checks                         3,562      1,252
   Exercises of stock options                       811        114
                                                 ------     ------
                                                  6,539     13,820
                                                 ------     ------

Net cash flows from continuing operations         6,877      8,682

Net cash flows from discontinued operations         133     (6,807)
                                                 ------     ------
Increase in cash                                  7,010      1,875

Cash at beginning of period                       6,066      4,495
                                                 ------     ------
Cash at end of period                          $ 13,076      6,370
                                                 ======     ======

                      CDI CORP. AND SUBSIDIARIES

                   Comments to Financial Statements


     Earnings per share of common stock are based on the weighted average number of shares of common stock and dilutive common share equivalents, which arise from stock options, outstanding during the periods. No further dilution resulted from a computation of fully diluted earnings per share. The number of shares used to compute earnings per share for the second quarter and six months of 1997 was 19,961,954 and 19,930,280 shares, respectively. For the second quarter and six months of 1996, 19,882,671 and 19,876,795 shares, respectively, were used.

     Revenues and operating profit attributable to the business segments of the Company for the second quarter and six months ended June 30, 1997 and 1996 follow ($000s):

                                   Second quarter       Six months
                                  ----------------   ----------------
                                   1997     1996      1997     1996
                                  -------  -------   -------  -------
     Revenues:
     Technical Services         $ 307,160  280,003   602,931  554,592
     Temporary Services            47,243   39,592    90,970   77,904
     Management Recruiters         23,741   19,251    44,704   37,158
                                  -------  -------   -------  -------
                                $ 378,144  338,846   738,605  669,654
                                  =======  =======   =======  =======
     Operating profit:
     Technical Services         $  16,021   15,870    31,502   29,510
     Temporary Services             2,759    1,734     5,005    3,412
     Management Recruiters          4,586    2,933     7,796    5,467
     Corporate expenses            (2,357)  (1,876)   (4,502)  (4,203)
                                  -------  -------   -------  -------
                                $  21,009   18,661    39,801   34,186
                                  =======  =======   =======  =======

     During the six months ended June 30, 1997, there were 40,667 shares of common stock issued upon the exercises of stock options granted under the Company's non-qualified stock option and stock appreciation rights plan. In payment for certain of the option shares, optionees surrendered 2,544 shares of common stock already owned which the Company placed in treasury stock. As a result of the option exercises, common stock was increased by $4,000, additional paid-in capital was increased by $903,000 and treasury stock was increased by $96,000.

     During the six months ended June 30, 1997, there were 30,000 shares of restricted common stock issued to an officer of the Company under his employment agreement. Half of these shares will vest over time (3,000 shares on each of the first five anniversaries of the date of the employment agreement) and half (up to 3,000 shares per year for five years) will vest depending upon the percentage achievement of predetermined goals. Shares which do not vest are forfeited.

     The 15,000 shares that will vest over time have a fixed value of $531,000, the market value of the shares when issued. The value for the 15,000 shares that will vest based upon performance will fluctuate with changes in their market value until there is a determination as to their vesting. As of June 30, 1997, these performance-based shares were valued at $625,000. Of the total value of $1,156,000 ascribed to these restricted shares as of June 30, 1997, $3,000 increased common stock and $1,153,000 increased additional paid-in capital.

     Over the next five years there will be charges to earnings for the value related to the aggregate number of these shares that become vested. As such earnings charges occur, unamortized value of restricted stock issued reflected in shareholders' equity will be reduced. Through June 30, 1997, $79,000 has been charged to earnings. To the extent that shares are forfeited, unamortized value of restricted stock issued will also be reduced and the forfeited shares will be placed in treasury stock.

     During 1997, 100 shares of common stock held in treasury were reissued. These shares had a cost of $3,000.

     The automotive developmental engineering division of a subsidiary and the automotive manufacturing technology division of the subsidiary are classified as discontinued operations in the Company's financial statements. As of December 31, 1996 a reserve was established for estimated costs and losses associated with disposing of these businesses and for operating losses through dates of disposition.
Costs and losses incurred during the six months ended June 30, 1997 of $5.7 million, primarily operating losses during the period, relating to the discontinued businesses were charged against the reserve. The charges to the reserve were for items that corresponded to those considered in establishing the reserve. The net assets of the discontinued operations of $37 million as of June 30, 1997 were not significantly different from December 31, 1996 and were comprised primarily of working capital and fixed assets.

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

                         Results of Operations
                         ---------------------

     Consolidated revenues for the six months and quarter ended June 30, 1997 were 10% and 12% higher, respectively, compared to the same periods a year ago. Operating profit for the six months and second quarter in 1997 was 5.4% and 5.6% of revenues, respectively, compared to 5.1% and 5.5% for the six months and second quarter in 1996.

     Technical Services' revenues for the six months and second quarter of 1997 grew 9% and 10%, respectively, from last year's comparable periods. Operating profit margins for both the six months and second quarter of 1997 were 5.2%. Last year's comparable periods were 5.3% and 5.7%,respectively. Technical Services continued to exhibit growth during the second quarter, driven by the demand for information technology services and staffing. Revenues for Technical Services IT sector were up 43% this quarter from the second quarter of 1996 and are running at an annual rate of $280 million. The gains in this segment were offset in part by softness in the petrochemical/hydrocarbons and telecommunications industries, although the telecommunications market appears to have stabilized. The Company continues to identify and win contracts in new, high growth markets, such as financial and banking services.

     Temporary Services' revenues for the six months and second quarter of 1997 were 17% and 19% higher, respectively, compared to the same periods a year ago. Operating profit margins for the six months and second quarter of 1997 were 5.5% and 5.8%, respectively, vs. 4.4% for each of last year s comparable periods. Demand for office/clerical services remains firm.

     Management Recruiters' revenues were up 20% for the six months of this year and up 23% compared to last year's second quarter. Operating profit margins for the six months and second quarter of 1997 were 17.4% and 19.3%, respectively, compared to 14.7% and 15.2%, respectively, for the same periods in 1996. The market has remained strong for Management Recruiters' middle management search and recruiting services.

     The Company is progressing toward the sale or cessation of operations of the components of the discontinued businesses. Serious discussions with several prospective buyers are underway and a sizable divestiture is expected soon. Costs and losses incurred during the six months ended June 30, 1997 of $5.7 million, primarily for operating losses, were charged against the reserve for discontinued operations established as of December 31, 1996 for such costs and losses.

                         Financial Condition
                         -------------------

     The ratio of current assets to current liabilities was 2.7 to 1 as of both June 30, 1997 and December 31, 1996. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 20% for June 30, 1997 and 22% for December 31, 1996. The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company's businesses.
                       New Accounting Standards
                       ------------------------

     In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share, and introduces new methods of calculating earnings per share. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Therefore, reported earnings per share for the periods ended June 30, 1997 and 1996 have been determined using the principles prescribed by Opinion No. 15. If the methods prescribed by Statement 128 were applied for these quarterly periods, there would be no difference in the reported per share amounts.

     In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. This Statement affects reporting in financial statements only and will not have impact upon results of operations, financial condition or long-term liquidity.
It is not expected that the reporting of comprehensive income will not apply to the Company.

     In June, 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for periods beginning after December 15, 1997. This Statement affects reporting in financial statements only and will not have impact upon results of operations, financial condition or long-term liquidity. The Company will adopt the standards established by this Statement as required.

                      Forward-looking Information
                      ---------------------------

     Certain information in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain factors such as competitive market pressures, material changes in demand from larger customers, availability of labor, the Company's performance on contracts, changes in customers' attitudes toward outsourcing, government policies adverse to the staffing industry, changes in economic conditions, and unfore-seen events associated with divestiture of discontinued operations could cause actual results to differ materially from those in the forward-looking statements.

                     PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     On April 28, 1997 the Company held its annual meeting of share-holders. The matters of business conducted at the meeting were the election of nine directors of the Company, consideration of a proposal to increase the number of shares of common stock which may be issued under the CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan from 1,100,000 to 1,600,000 and a proposal to approve a Bonus Plan for Mitchell Wienick, the then incoming President and Chief Executive Officer of the Company.

     The name of each director elected at the meeting and a tabulation of the voting by nominee follows:

                                        Votes         Votes
                                         for         withheld
                                      ----------     --------
     Walter E. Blankley               15,137,898       63,049

     Walter R. Garrison               15,136,546       64,401

     Christian M. Hoechst             15,136,548       64,399

     Lawrence C. Karlson              15,137,898       63,049

     Edgar D. Landis                  15,136,548       64,399

     Allen M. Levantin                15,137,248       63,699

     Alan B. Miller                   15,137,898       63,049

     Mitchell Wienick                 15,137,098       63,849

     Barton J. Winokur                14,624,548      576,399


     There were no abstentions and there were no broker non-votes.


     The vote on the amendment to increase the number of shares of common stock which may be issued under the CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan from 1,100,000 to 1,600,000 was as follows:

       Votes         Votes
        for         against     Abstentions    Broker non-votes
     ----------    ---------    -----------    ----------------
     14,422,628     759,389        18,930             0

     The vote on the proposal to approve a Bonus Plan for Mitchell Wienick was as follows:

       Votes         Votes
        for         against     Abstentions    Broker non-votes
     ----------    ---------    -----------    ----------------
     14,964,694     221,303        14,950             0

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

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan. (Constitutes a management contract or compensatory plan or arrangement)

               b. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar
                     D. Landis, incorporated herein by reference to
                     Exhibit 10.g. to Registrant's registration state-ment on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               c. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensa-tory plan or arrangement)

               d. Non-Competition and Consulting Agreement by and between Registrant and Christian M. Hoechst dated October 17, 1995, incorporated herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               e. Employment Agreement dated March 11, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               f. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison. (Constitutes a management contract or compensatory plan or arrangement)

            11.      Statement re computation of per share earnings.

            27.      Financial Data Schedule.

     (b) The Registrant has not filed a Form 8-K during the quarter ended June 30, 1997.











                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CDI CORP.
                              --------------------------------------



August 8, 1997                By: /s/ Edgar D. Landis
                              --------------------------------------
                              EDGAR D. LANDIS
                              Executive Vice President, Finance
                              (Duly authorized officer and
                              principal financial officer of
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

10.a.    CDI Corp. Non-Qualified Stock Option and Stock            17
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

                           INDEX TO EXHIBITS


Number                          Exhibits                          Page
------   ------------------------------------------------------   ----
   f.    Consulting Agreement dated as of April 7, 1997 by and     24
         between Registrant and Walter R. Garrison. (Consti-tutes a management contract or compensatory plan or arrangement)

11.      Statement re computation of per share earnings.           31

27.      Financial Data Schedule.                                  32