Form 10-Q
period 1997-09-30
CDI CORP
filed 1997-11-05
CIK 18396

1

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997
                                   ------------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of October 29, 1997 were:

     Common stock, $.10 par value                   19,916,785 shares
     Class B common stock, $.10 par value                  None

                    PART 1.  FINANCIAL INFORMATION

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                            (In thousands)



                                           September 30,
                                               1997       December 31,
Assets                                      (Unaudited)       1996
------                                     -------------  ------------
Current assets:
 Cash                                       $  10,587         6,066
 Accounts receivable, less allowance
  for doubtful accounts of $4,670 -
  September 30, 1997; $4,094 -
  December 31, 1996                           271,851       233,455
 Prepaid expenses                               4,802         3,908
 Deferred income taxes                          7,428         7,288
 Net assets of discontinued operations         24,296        37,257
                                              -------       -------
        Total current assets                  318,964       287,974

Fixed assets, at cost:
 Computers                                     39,959        34,526
 Equipment and furniture                       26,445        26,119
 Leasehold improvements                         8,909         8,151
                                              -------       -------
                                               75,313        68,796
 Accumulated depreciation                      49,144        43,292
                                              -------       -------
        Net fixed assets                       26,169        25,504

Deferred income taxes                           5,002         4,180
Goodwill and other intangible assets, net      17,587        15,611
Other assets                                    9,279         6,905
                                              -------       -------
                                            $ 377,001       340,174
                                              =======       =======

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                   (In thousands, except share data)



                                           September 30,
                                               1997       December 31,
Liabilities and Shareholders' Equity        (Unaudited)      1996
------------------------------------       -------------  ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                    $   9,030         6,834
  Accounts payable                             16,809        12,423
  Withheld payroll taxes                        4,474         4,950
  Accrued expenses                             91,912        75,637
  Currently payable income taxes                7,684         7,006
                                              -------       -------
         Total current liabilities            129,909       106,850

Long-term debt                                 22,800        48,866
Deferred compensation                           8,396         6,934
Minority interests                              1,483           592

Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                           -             -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,943,650 shares - September
   30, 1997; 19,853,983 shares -
   December 31, 1996                            1,994         1,985
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                           -             -
  Additional paid-in capital                   15,533        12,866
  Retained earnings                           199,100       162,669
  Unamortized value of restricted stock
   issued                                      (1,533)            -
  Less common stock in treasury, at cost -
   27,365 shares - September 30, 1997;
   24,921 shares - December 31, 1996             (681)         (588)
                                              -------       -------
         Total shareholders' equity           214,413       176,932
                                              -------       -------
                                            $ 377,001       340,174
                                              =======       =======

                        CDI CORP. AND SUBSIDIARIES

                    Consolidated Statements of Earnings
              (In thousands, except per share data; unaudited)


                                 Quarter ended     Nine months ended
                                 September 30,       September 30,
                               ----------------   --------------------
                                1997     1996       1997       1996
                               -------  -------   ---------  ---------

Revenues                     $ 383,073  353,676   1,121,678  1,023,330

Cost of services               293,582  271,506     861,223    790,956
                               -------  -------   ---------  ---------
  Gross profit                  89,491   82,170     260,455    232,374

Operating and administrative
 expenses                       67,412   59,805     198,575    175,823
                               -------  -------   ---------  ---------
  Operating profit              22,079   22,365      61,880     56,551

Interest expense                   694      900       2,186      2,761
                               -------  -------   ---------  ---------
  Earnings from continuing
   operations before income
   taxes and minority
   interests                    21,385   21,465      59,694     53,790

Income taxes                     6,833    8,589      22,195     21,573
                               -------  -------   ---------  ---------
  Earnings from continuing
   operations before
   minority interests           14,552   12,876      37,499     32,217

Minority interests                 777       58       1,068        102
                               -------  -------   ---------  ---------
  Earnings from continuing
   operations                   13,775   12,818      36,431     32,115

Discontinued operations              -   (2,579)          -     (3,955)
                               -------  -------   ---------  ---------
  Net earnings               $  13,775   10,239      36,431     28,160
                               =======  =======   =========  =========

Earnings per share:
  Earnings from continuing
   operations                $     .69      .65        1.83       1.62
  Discontinued operations    $       -     (.13)          -       (.20)
  Net earnings               $     .69      .52        1.83       1.42

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                       (In thousands; unaudited)


                                                   Nine months ended
                                                     September 30,
                                                   -----------------
                                                     1997     1996
                                                    ------   ------
Continuing Operations
  Operating activities:
   Earnings from continuing operations            $ 36,431   32,115
   Minority interests                                1,068      102
   Depreciation                                      7,474    6,756
   Amortization of intangible assets                 1,848    1,426
   Income tax provision greater (less)
    than tax payments                                 (284) (12,944)
   Change in assets and liabilities,
    net of effects from acquisitions:
     Increase in accounts receivable               (38,396) (27,022)
     Increase in payables and accrued
      expenses                                      20,185   25,532
     Other                                          (2,433)     403
                                                    ------   ------
                                                    25,893   26,368
                                                    ------   ------
  Investing activities:
   Purchases of fixed assets                        (8,340) (11,498)
   Acquisitions net of cash acquired                (3,245)  (2,763)
   Other                                               228      509
                                                    ------   ------
                                                   (11,357) (13,752)
                                                    ------   ------
  Financing activities:
   Borrowings long-term debt                        10,724   12,474
   Payments long-term debt                         (36,790) (12,272)
   Obligations not liquidated because
    of outstanding checks                            2,196   (1,120)
   Exercises of stock options                          894      152
                                                    ------   ------
                                                   (22,976)    (766)
                                                    ------   ------

Net cash flows from continuing operations           (8,440)  11,850

Net cash flows from discontinued operations         12,961   (6,085)
                                                    ------   ------
Increase in cash                                     4,521    5,765

Cash at beginning of period                          6,066    4,495
                                                    ------   ------
Cash at end of period                             $ 10,587   10,260
                                                    ======   ======

                      CDI CORP. AND SUBSIDIARIES

                   Comments to Financial Statements


     Earnings per share of common stock are based on the weighted average number of shares of common stock and dilutive common share equivalents, which arise from stock options, outstanding during the periods. No further dilution resulted from a computation of fully diluted earnings per share. The number of shares used to compute earnings per share for the third quarter and nine months of 1997 was 19,954,584 and 19,937,685 shares, respectively. For the third quarter and nine months of 1996, 19,859,328 and 19,870,938 shares, respectively, were used.

     Revenues and operating profit attributable to the business segments of the Company for the third quarter and nine months ended September 30, 1997 and 1996 follow ($000s):

                                Third quarter         Nine months
                               ----------------   --------------------
                                1997     1996       1997       1996
                               -------  -------   ---------  ---------
     Revenues:
     Technical Services      $ 309,814  290,499     912,745    845,091
     Temporary Services         49,295   41,791     140,265    119,695
     Management Recruiters      23,964   21,386      68,668     58,544
                               -------  -------   ---------  ---------
                             $ 383,073  353,676   1,121,678  1,023,330
                               =======  =======   =========  =========
     Operating profit:
     Technical Services      $  17,731   18,250      49,233     47,760
     Temporary Services          3,264    2,775       8,269      6,187
     Management Recruiters       4,561    3,166      12,357      8,633
     Corporate expenses         (3,477)  (1,826)     (7,979)    (6,029)
                               -------  -------   ---------  ---------
                             $  22,079   22,365      61,880     56,551
                               =======  =======   =========  =========

     During the nine months ended September 30, 1997, there were 44,167 shares of common stock issued upon the exercises of stock options granted under the Company's non-qualified stock option and stock appreciation rights plan. In payment for certain of the option shares, optionees surrendered 2,544 shares of common stock already owned which the Company placed in treasury stock. As a result of the option exercises, common stock was increased by $4,000, additional paid-in capital was increased by $986,000 and treasury stock was increased by $96,000.

     During the nine months ended September 30, 1997, there were 45,500 shares of restricted common stock issued to officers of the Company under their employment agreements. Of these shares 25,750 shares will vest over periods of time ranging from three years to ten years. The remaining 19,750 shares will vest depending upon the percentage achievement of predetermined goals covering periods of time ranging from three years to five years. Shares which do not vest are forfeited.

     The 25,750 shares that will vest over time have a fixed value of $941,000, the market value of the shares when issued. The value for the 19,750 shares that will vest based upon performance will fluctuate with changes in their market value until there is a determination as to their vesting. As of September 30, 1997, these performance-based shares were valued at $745,000. Of the total value of $1,686,000 ascribed to these restricted shares as of September 30, 1997, $5,000 increased common stock and $1,681,000 increased additional paid-in capital.

     Over the periods of time that these shares may become vested, there will be charges to earnings for the value related to the aggregate number of these shares that become vested. As such earnings charges occur, unamortized value of restricted stock issued reflected in shareholders equity will be reduced. Through September 30, 1997, $153,000 has been charged to earnings. To the extent that shares are forfeited, unamortized value of restricted stock issued will also be reduced and the forfeited shares will be placed in treasury stock.

     During 1997, 100 shares of common stock held in treasury were reissued. These shares had a cost of $3,000.

     The automotive developmental engineering division of a subsidiary and the automotive manufacturing technology division of the subsidiary are classified as discontinued operations in the Company's financial statements. As of December 31, 1996 a reserve remained for estimated costs and losses associated with disposing of these businesses and for operating losses through dates of disposition. Costs and losses incurred during the nine months ended September 30, 1997 of $14.1 million relating to the discontinued businesses were charged against the reserve. The charges to the reserve (primarily for operating losses and the loss on disposing of the portion of the automotive manufacturing technology division that provided production quality prototypes) were for items that corresponded to those considered in establishing the reserve. The net assets of the discontinued operations at September 30, 1997 were $24 million, compared to $37 million at December 31, 1996.

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

                         Results of Operations
                         ---------------------

     Consolidated revenues for the nine months and quarter ended September 30, 1997 were 10% and 8% higher, respectively, compared to the same periods a year ago. Operating profit for the nine months and third quarter in 1997 was 5.5% and 5.8% of revenues, respectively, compared to 5.5% and 6.3% for the nine months and third quarter in 1996. Operating results from continuing operations for the nine months and third quarter of 1997 include a net gain of $2.1 million ($200,000 after tax, including minority interests impact of $600,000) from the sale of a small business and estimated losses anticipated on the sale of two other small business units. In addition, earnings from continuing operations for the nine months and third quarter of 1997 include a credit of $2 million from the reduction of income tax reserves no longer required. Operating results from continuing operations for the nine months and third quarter of 1996 include a favorable $2 million adjustment ($1.2 million after tax) based on an actuarial study of workers' compensation liabilities.

     Technical Services' revenues for the nine months and third quarter of 1997 grew 8% and 7%, respectively, from last year's comparable periods. Operating profit margins for the nine months and third quarter of 1997 were 5.4% and 5.7%, respectively. Operating profit margins for last year's comparable periods were 5.7% and 6.3%, respectively. Operating results for Technical Services in 1997 include the net $2.1 million gain related to the disposal of business units described above and for 1996 the $2 million adjustment related to workers' compensation also described above.

     Technical Services continued to have strong demand for information technology and Year 2000 related staffing services. Revenues for the IT sector were up 31% for the third quarter of 1997 over last year's third quarter and are running at an annual rate of $280 million.
Offsetting gains from IT is the impact from the protracted weakness in the petrochemical/hydrocarbons industry.

     Temporary Services' revenues for the nine months and third quarter of 1997 were 17% and 18% higher, respectively, compared to the same periods a year ago. Operating profit margins for the nine months and third quarter of 1997 were 5.9% and 6.6%, respectively, vs. 5.2% and 6.6% for last year's comparable periods. The Temporary Services segment continues to build a strong presence in existing target markets and to identify new markets that offer high growth opportunities. In addition, the segment is expanding in its services for legal temporary staffing.

     Management Recruiters' revenues were up 17% for the nine months of this year and up 12% compared to last year's third quarter. Operating profit margins for the nine months and third quarter of 1997 were 18.0% and 19.0%, respectively, compared to 14.7% and 14.8%, respectively, for the same periods in 1996. Demand for Management Recruiters' services has remained strong, in part, due to lower unemployment rates and a scarcity of qualified managers and other professionals. In addition, the segment has had growth in its contracts for multiple position assignments with new customers and has expanded its retained business.

     During the third quarter of 1997 the disposition of the automotive manufacturing technology division, included in discontinued operations, was completed with the sale of the unit that provided production quality prototypes. Existing contracts in the automotive developmental engineering division (also included in discontinued operations) continue to run off and are expected to be concluded in the near term. Disposition of residual assets pertaining to the discontinued operations is expected to occur in 1998. Costs and losses incurred during the nine months ended September 30, 1997 of $14.1 million, primarily for operating losses and the loss on the sale of the prototype unit of the automotive manufacturing technology division, were charged against a reserve for discontinued operations previously established for such costs and losses. A significant customer receivable included in discontinued operations is in dispute and resolution could be protracted.

                         Financial Condition
                         -------------------

     The ratio of current assets to current liabilities was 2.5 to 1 as of September 30, 1997 compared to 2.7 to 1 as of December 31, 1996. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 10% for September 30, 1997 and 22% for December 31, 1996. The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company's businesses.

                       New Accounting Standards
                       ------------------------

     In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share, and introduces new methods of calculating earnings per share. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Therefore, reported earnings per share for the periods ended September 30, 1997 and 1996 have been determined using the principles prescribed by Opinion No. 15. If the methods prescribed by Statement 128 were applied for these quarterly periods, there would be no difference in the reported per share amounts.

     In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. This Statement affects reporting in financial statements only and will not have impact upon results of operations, financial condition or long-term liquidity. It is expected that the reporting of comprehensive income will not apply to the Company.

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

                      Forward-looking Information
                      ---------------------------

     Certain information in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain factors such as competitive market pressures, material changes in demand from larger customers, availability of labor, the Company's performance on contracts, changes in customers' attitudes toward outsourcing, government policies adverse to the staffing industry, changes in economic conditions, and unfore-seen events associated with divestiture of discontinued operations, including resolution of a disputed customer receivable could cause actual results to differ materially from those in the forward-looking statements.

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

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               b. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar D. Landis, incorporated herein by reference to Exhibit 10.g. to Registrant's registration statement on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               c. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensa-tory plan or arrangement)

               d. Non-competition and Consulting Agreement by and between Registrant and Christian M. Hoechst dated October 17, 1995, incorporated herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               e. Employment Agreement dated March 11, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               f. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               g. Employment Agreement, Restricted Stock Agreement and Non-Qualified Stock Option Agreement, all dated August 4, 1997, by and between Registrant and Robert J. Mannarino. (Constitutes a manage-ment contract or compensatory plan or arrangement)

            11.      Statement re computation of per share earnings.

            27.      Financial Data Schedule.

     (b) The Registrant has not filed a Form 8-K during the quarter ended September 30, 1997.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CDI CORP.
                              --------------------------------------



November 5, 1997              By: /s/ Edgar D. Landis
                                 -----------------------------------
                                  EDGAR D. LANDIS
                                  Executive Vice President, Finance
                                  (Duly authorized officer and
                                  principal financial officer of
                                  Registrant)

                           INDEX TO EXHIBITS


Number                          Exhibits                           Page
------   -------------------------------------------------------   ----
 3.(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

   (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   b. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar D. Landis, incorporated herein by reference to Exhibit 10.g. to Registrant's registration statement on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   c. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   d. Non-competition and Consulting Agreement by and between Registrant and Christian M. Hoechst dated
         October 17, 1995, incorporated herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 1-5519).
         (Constitutes a management contract or compensatory plan or arrangement)

   e. Employment Agreement dated March 11, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrange-
         ment)

                           INDEX TO EXHIBITS


Number                          Exhibits                           Page
------   -------------------------------------------------------   ----
   f. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form
         10-Q for the quarter ended June 30, 1997 (File No.
         1-5519). (Constitutes a management contract or compen-satory plan or arrangement)

   g.    Employment Agreement, Restricted Stock Agreement and       16
         Non-Qualified Stock Option Agreement, all dated August
         4, 1997, by and between Registrant and Robert J.
         Mannarino. (Constitutes a management contract or compensatory plan or arrangement)

11.      Statement re computation of per share earnings.            38

27.      Financial Data Schedule.                                   39