Form 10-K405
period 1997-12-31
CDI CORP
filed 1998-03-06
CIK 18396

.
                  SECURITIES AND EXCHANGE COMMISSION                  1
                        Washington, D.C. 20549
                              FORM 10-K

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1997
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
     Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or
any amendment to this Form 10-K.                    [X]
     The aggregate market value as of February 20, 1998 of voting stock of the Registrant held by shareholders other than officers, directors or known beneficial owners of 10% or more of such stock of the Registrant was:
     Common stock, $.10 par value                  $536,200,000
     Class B common stock, $.10 par value          Not applicable
     The outstanding shares of each of the Registrant's classes of common stock as of February 20, 1998 were:
     Common stock, $.10 par value                  19,924,035 shares
     Class B common stock, $.10 par value          None

                   DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of Form 10-K into
               Documents                           which incorporated
               ---------                         ----------------------
     Proxy Statement for Annual Meeting
       of Shareholders to be Held May 5, 1998           Part III

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

                                          Years ended December 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Revenues:
Technical Services                   $   927,609    920,955    819,923
Information Technology Services          285,105    211,766    174,605
Temporary Services                       190,504    163,206    141,779
Management Recruiters                     93,540     78,954     66,629
                                       ---------  ---------  ---------
                                     $ 1,496,758  1,374,881  1,202,936
                                       =========  =========  =========
Operating profit:
Technical Services                   $    41,653     47,322     34,964
Information Technology Services           21,454     15,216      9,991
Temporary Services                        11,005      8,552      7,174
Management Recruiters                     17,059     11,003      9,993
Corporate expenses                       (12,053)    (8,398)    (6,652)
                                       ---------  ---------  ---------
                                     $    79,118     73,695     55,470
                                       =========  =========  =========
Identifiable assets:
Technical Services                   $   193,206    185,744    183,655
Information Technology Services           69,583     57,629     44,932
Temporary Services                        40,855     33,690     30,418
Management Recruiters                     25,682     20,370     11,961
Corporate                                  7,309      5,484      4,412
                                       ---------  ---------  ---------
                                         336,635    302,917    275,378
Net assets of discontinued
  operations                              12,202     37,257     48,185
                                       ---------  ---------  ---------
                                     $   348,837    340,174    323,563
                                       =========  =========  =========

     Beginning with 1997, the Registrant is breaking out Information Technology Services as a separate business segment. Previously the operations of this segment had been included within the Technical Services segment. Prior periods have been restated accordingly.

     The automotive developmental engineering division of a subsidiary and the automotive manufacturing technology division of the subsidiary are being disposed of pursuant to plans of disposition. These divisions are classified as discontinued operations in the Company's financial statements.

TECHNICAL SERVICES

     The Registrant's Technical Services segment provides staffing, outsourcing and consulting services in the engineering and other technical fields.

     In providing its staffing services, the segment recruits and hires personnel and provides these personnel to customers on a contract or project basis. Customers use the segment's personnel for expansion programs, to staff special projects and to meet peak period manpower needs.

     In managed staffing, the segment not only provides the personnel but also manages the customer's entire contract staffing needs. When providing managed staffing services the segment usually establishes a branch office at the customer's facilities, staffs it with management personnel from the segment, and ties that branch into the segment's computer network.

     In managed technical outsourcing, the segment usually takes over a customer's entire technical department, staffing the department with technical personnel and managing the production of the department's output. To date most managed technical outsourcing relationships involve computer-aided-design. In most instances the managed department is located on-site at the customer's premises, but in some cases the customer may prefer an off-site location, and in this case the segment might be called upon to furnish the site as well as to furnish the computer systems needed to support the operations.

     Technical Services also performs engineering consulting, providing services such as project planning and feasibility studies, conceptual engineering, detail engineering and design, procurement and project management. These services generally are directed toward the implementation of a customer's previously conceived ideas and programs. These activities typically take place at the segment's own facilities where the segment furnishes the computer systems support.

     During the year ended December 31, 1997, Technical Services provided services to approximately 3,000 customers. Much of its business is performed for large industrial corporations in the aircraft/aerospace, automotive, hydrocarbon/petrochemical, construction, electronics, industrial equipment, marine, power/energy, telecommunications and other fields. Customers are widely dispersed geographically. Managed staffing, outsourcing and consulting services are concentrated among a small number of these customers, which tend to be among the very largest U.S. industrial corporations.

     During the year ended December 31, 1997, approximately 1% of the Registrant's consolidated revenues were derived directly from prime contracts with the United States Government and an additional approximately 14% of the consolidated revenues were derived from subcontracts on United States Government work. Much of the Government business is defense related.

     Services are performed in customers' facilities ("in-customer") and in Technical Services' own facilities ("in-house") depending upon industry practice and the needs and preferences of customers. During the year ended December 31, 1997, approximately 85% of the segment s revenues were generated through in-customer work with the remaining 15% generated in-house.

     In-customer staffing employees are hired by the segment and assigned to work for a customer. The period of assignment depends upon the duration of the need for the skills of an individual employee. At the end of an assignment, an employee is either assigned to perform services with another customer, or employment is terminated.

     Technical personnel are attracted to this type of employment by the opportunity to frequently work on "state-of-the-art" projects and by the geographic and industry diversity of the projects. In addition, personnel may be compensated at higher rates than the hourly rate equivalent paid to personnel with similar backgrounds and experience who are employed by the segment's customers in industry or government.

     When performing services on an in-customer basis, Technical
Services personnel are on Technical Services' payroll and are subject to its administrative control. The customer retains technical and supervisory control. When the segment provides services to manage as well as to provide the staffing, the segment may provide additional administrative supervision for its employees.

     When services are performed in-house, Technical Services generally provides supervision for employees, and may have increased responsibility for the performance of work which is generally monitored in conjunction with customer personnel.

     The demand for managed services and in-house services is generally more constant than for in-customer staffing services. Consequently, the duration of employment of employees working in managed services and in-house services is usually longer than for employees working in in-customer staffing. Supervisory personnel at managed programs and at in-house facilities are generally long-term employees and are important to the continuing relationship with customers.

     The ability of Technical Services to find and hire personnel with the capabilities required by customers is critical to its operations. Such personnel usually have prior experience in their area of expertise. During periods of high demand for specific skills, it is not uncommon for Technical Services to experience pressure to pay higher wage rates or lose employees to competitors who will pay such rates in an attempt to attract personnel with the required skills.
To assist in fulfilling its personnel needs, a computerized retrieval system facilitates the rapid selection of resumes on file so that customers' requirements may be filled quickly.

     Pricing under most contracts between Technical Services and its customers is based on prevailing hourly rates of pay, and contracts generally do not obligate the customer to pay for any fixed number of hours. Both the customer and the segment have the right to terminate the contract, usually on short notice. Similarly, Technical Services has the right to terminate the employment of its employees without notice. Some customer contracts contain limitations on the maximum cost to the customer expressed either in a dollar amount or a maximum number of worker hours to be provided.

     Technical Services operates through a network of approximately 107 sales and recruiting offices and in-house facilities which are situated in major markets throughout the United States, with 4 offices in Canada and 8 offices located overseas. A few of those locations are shared with the Information Technology Services segment.

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

     Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of price, prior performance and previous experience in successful project completion. Many times customers grant contracts to more than one company to perform work on the same project.

     The market for the Technical/Information Technology sector of the staffing industry is estimated by industry analysts to be approximately $15 billion. The Company's Technical Services and Information Technology Services segments operate in this sector of the staffing industry. The Registrant believes that it is the largest company providing services in this sector of the market, but that neither it nor any small group of companies is dominant. Competition in the industry is intense both from national as well as smaller local or regional companies, some of which serve only selected markets.

INFORMATION TECHNOLOGY SERVICES

     The Registrant's Information Technology Services segment provides staffing and outsourcing services in the information technology field.

     In providing its staffing services, the segment recruits and hires personnel and provides these personnel to customers on a contract or project basis. Customers use the segment's personnel to develop, design and maintain information systems.

     In managed staffing, the segment not only provides the personnel but also manages the customer's entire information technology contract staffing needs. When providing managed staffing services the segment usually establishes a branch office at the customer s facilities, staffs it with management personnel from the segment, and ties that branch into the segment's computer network.

     In managed information technology outsourcing, the segment assumes certain responsibilities for a service or a deliverable. Outsourcing is focused on three key service areas: application development and maintenance; distributed systems management, such as operating systems migrations, ongoing contract support, LAN/WAN management and internet services; and help desk services, including consulting, strategy and staffing and managing the operations. In most instances these outsourcing services are located on site at the customer's premises.

     The segment provides staffing services to customers on projects dealing with software modifications to avoid software failures related to the year 2000. Although this activity is expected to continue on beyond the year 2000, it is not anticipated to become a major component of the segment's services.

     During the year ended December 31, 1997, Information Technology Services provided services to several hundred customers. Much of its business is performed for large industrial corporations, but additionally the segment is beginning to penetrate non-industrial fields such as banking, financial services and insurance. Customers are widely dispersed geographically. Managed staffing, outsourcing and consulting services are concentrated among a small number of these customers, which tend to be among the very largest U.S. corporations.
In 1997 and 1996, one large industrial corporation comprised 30% and 20%, respectively, of Information Technology Services' total revenues.

     Staffing employees are hired by the segment and assigned to work for a customer. The period of assignment depends upon the duration of the need for the skills of an individual employee. At the end of an assignment, an employee is either assigned to perform services with another customer, or employment is terminated.

     Information Technology personnel are attracted to this type of employment by the opportunity to frequently work on "state-of-the-art" projects and by the geographic and industry diversity of the projects. In addition, personnel may be compensated at higher rates than the hourly rate equivalent paid to personnel with similar backgrounds and experience who are employed by the segment's customers in industry or government.

     Information Technology Services personnel are on Information Technology Services' payroll and are subject to its administrative control. The customer retains technical and supervisory control. When the segment provides services to manage as well as to provide the staffing, the segment may provide additional administrative supervision for its employees.

     The ability of Information Technology Services to find and hire personnel with the capabilities required by customers is critical to its operations. Such personnel usually have prior experience in their area of expertise. To assist in fulfilling its personnel needs, a computerized retrieval system facilitates the rapid selection of resumes on file so that customers' requirements may be filled quickly.

     Information Technology personnel of virtually every kind of skill are currently in extraordinarily high demand, and this level of demand is expected to remain high, or to even accelerate, for several years ahead. The segment is finding its greatest challenge in finding and retaining qualified information technology professionals, and consequently the segment is employing aggressive recruiting methodologies and it has been enhancing its benefits and incentive compensation packages for these professionals.

     Pricing under most contracts between Information Technology Services and its customers is based on prevailing hourly rates of pay, and contracts generally do not obligate the customer to pay for any number of hours. Both the customer and the segment have the right to terminate the contract, usually on short notice. Similarly, Information Technology Services has the right to terminate the employment of its employees without notice. Some customer contracts contain limitations on the maximum cost to the customer expressed either in a dollar amount or a maximum number of worker hours to be provided.

     Information Technology Services operates through a network of approximately 47 sales and recruiting offices and in-house facilities which are situated in major markets throughout the United States, with 5 offices in Canada. A few of those locations are shared with the Technical Services segment.

     Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of price, prior performance and previous experience in successful project completion. Many times customers grant contracts to more than one company to perform work on the same project.

     The market for the Technical/Information Technology sector of the staffing industry is estimated by industry analysts to be approximately $15 billion. The Company's Technical Services and Information Technology Services segments operate in this sector of the staffing industry. No single company or small group of companies is dominant.

Competition in the industry is intense both from national as well as smaller local or regional companies, some of which serve only selected markets.

TEMPORARY SERVICES

     The Registrant's Temporary Services segment provides clerical, secretarial, office support, legal, financial and a small number of semi-skilled light industrial personnel to customers on a temporary basis. The segment recruits and hires the personnel and provides these personnel to the customer on a contract or project basis. In managed staffing, the segment not only provides the personnel but also manages the customer's entire contract staffing needs.

     Customers retain Temporary Services to meet peak period manpower needs, to temporarily replace employees on vacation and to staff special projects. During the year ended December 31, 1997, these services were provided to approximately 11,000 customers.

     Services are performed in customers' facilities by Temporary Services' employees who are hired to work on customers' projects.
The period of assignment depends upon the duration of the need for the skills possessed by an individual employee. At the end of an assignment, an employee is assigned to perform services with another customer, or employment is terminated. Temporary Services personnel are on Temporary Services' payroll and are subject to its administrative control. The customer retains supervisory control and responsibility for the performance of the employee's services. The ability of Temporary Services to locate and hire personnel with capabilities required by customers is critical to its operations.

     Pricing under most contracts between Temporary Services and its customers is based on prevailing hourly rates of pay, and contracts generally do not obligate the customer to pay for any fixed number of hours. Both the customer and the segment have the right to terminate the contract, usually on short notice. Similarly, Temporary Services has the right to terminate the employment of its temporary employees without notice.

     Temporary Services operates through a network of approximately
121 sales and recruiting offices, 22 of which are franchised, situated in the United States and Canada. Each office is responsible for determining the potential market for services in its geographic area and developing that market through personal contact with prospective and existing customers.

     Revenues from both company and franchised offices are reflected in the segment's revenues. Temporary Services employs all the temporary personnel, including those recruited by the franchised offices, and also bears the responsibility for billing services to customers and for collection of billings. Franchisees are responsible for selling services to customers, recruiting temporary personnel and administrative costs. Franchisees are paid a portion of the gross profit on their accounts by Temporary Services.

     The segment competes with industry leaders such as Kelly and Manpower as well as several other large companies and many smaller companies in regional and local markets. The market for the Temporary Services segment is estimated by industry analysts to be approximately $15 billion.

MANAGEMENT RECRUITERS

     The Registrant's Management Recruiters segment recruits manage-ment, technical, sales and clerical personnel for permanent employment positions. Candidates are recruited for many different capacities including accounting, finance, administrative, information technology, managerial, personnel, production, research and development, sales, supervision and technical.

     Fees for placement services paid by the employers are generally a percentage of the annual compensation to be paid to the new employee. Fees are paid on a retainer basis or after a qualified candidate has been hired and remains employed for a trial period, generally 30 days.

     Management Recruiters also provides professional, executive, middle management and clerical personnel on a temporary basis with the objective of permanently placing such personnel with the customer-employer, although Management Recruiters will provide these temporary services to customers in situations where eventual permanent employment is not contemplated. Management Recruiters employs these temporary personnel.

     As of December 31, 1997 Management Recruiters had 677 franchised offices and 45 company-owned offices throughout North America, providing services to both large and small employers in virtually all industries. The broad geographic scope of operations enables franchisees and company-owned offices to provide nationwide recruiting and matching of employers with job candidates. The network utilizes an inter-office referral system on both national and regional levels which enables all offices to cooperate in fulfilling a customer's requirements.

     Franchisees pay an initial fee approximating $60,000 to acquire a franchise. The fee is designed to cover the cost of establishing and bringing a new franchise into the system. Franchisees also pay ongoing royalties based on a percentage of the franchisee's placement fees. Franchisees benefit from Management Recruiters' expertise in the business, and from its national marketing, public relations and advertising campaigns. Further, they receive extensive pre-opening training and start-up assistance on site. Franchisees also have the rights to use Management Recruiters' trade names, trademarks, the inter-office referral system, operating techniques, advertising materials, sales programs, video and live interactive training programs, computer programs, manuals and forms.

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

EMPLOYEES

     At December 31, 1997 the Registrant had approximately 2,000 sales and administrative staff employees. The Registrant believes that its relations with its employees are generally good.





Item 2.   PROPERTIES.

     The Technical Services and Information Technology Services business segments have approximately 154 facilities related to its continuing operations throughout the United States, 9 facilities in Canada and 8 facilities overseas, occupying a total of approximately one million square feet of space. Approximately 400,000 square feet was devoted to in-house technical services and the balance to sales, marketing and administrative functions. The facilities were leased under terms generally extending up to five years.

     The Temporary Services business segment occupied 150,000 square feet of office space at approximately 99 locations for its company-owned temporary services offices. These facilities are leased for varying terms generally extending up to eight years. Temporary Services also has 22 franchised offices. Franchisees enter into their own leases for which the segment assumes no obligation.

     The Management Recruiters business segment occupied 140,000 square feet of office space at 45 locations, primarily for its company-owned personnel placement offices. These facilities are leased for varying terms, the majority of which extend up to five years. Management Recruiters also had 677 franchised offices. Franchisees enter into their own leases for which the segment assumes no obligation.

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











                             PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     Stock price and other information regarding the Registrant's common stock is for the years ended December 31, 1997 and 1996. The
Registrant's common stock is traded on the New York Stock Exchange.

                                        1997               1996
                                 ------------------   --------------
                                   High      Low       High    Low
                                 --------  --------   ------  ------
First quarter                    37-3/8    27-3/4     28-1/2  18-1/8
Second quarter                   43-3/4    35         37-1/4  26-3/4
Third quarter                    42-11/16  33-1/4     34-1/8  23-1/4
Fourth quarter                   45-3/4    36-15/16   30-3/8  25

     No cash dividends were declared during the years ended December 31, 1997 and 1996. The Company has no present intention of paying cash dividends during the year ending December 31, 1998.

     Shareholders of record on February 20, 1998 numbered 660.  The
660 counts each street name account as one shareholder, when, in fact, such an account may represent multiple owners. Taking into account such multiple owners, the total number of shareholders approximated
8,000.

Item 6.   SELECTED FINANCIAL DATA.

     Following is Selected Financial Data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. The data presented is in thousands, except for per share data.

                           1997      1996      1995     1994    1993
                         --------- --------- --------- ------- -------
Earnings Data
-------------
Revenues               $ 1,496,758 1,374,881 1,202,936 952,583 797,234

Earnings from
 continuing
 operations            $    46,934    42,470    31,185  17,570   8,639

Discontinued
 operations                 (9,322)  (11,072)  (26,046)  4,801    (809)
                         --------- --------- --------- ------- -------
Net earnings           $    37,612    31,398     5,139  22,371   7,830
                         ========= ========= ========= ======= =======

Basic earnings per
 share:
  Earnings from
   continuing
   operations          $      2.36      2.14      1.58     .89     .44
  Discontinued
   operations          $      (.47)     (.56)    (1.32)    .24    (.04)
  Net earnings         $      1.89      1.58       .26    1.13     .40
Diluted earnings
 per share:
  Earnings from
   continuing
   operations          $      2.36      2.14      1.57     .89     .44
  Discontinued
   operations          $      (.47)     (.56)    (1.31)    .24    (.04)
  Net earnings         $      1.89      1.58       .26    1.13     .40

Cash dividends         $         -         -         -       -       -



Balance Sheet Data
------------------
Total assets           $   348,837   340,174   323,563 278,969 254,026
Long-term debt         $         -    48,866    67,865  58,798  61,111
Shareholders' equity   $   215,792   176,932   145,369 138,877 116,503

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations, year ended December 31, 1997 vs. year ended December 31, 1996
------------------------------------------------------------------
     Consolidated revenues from continuing operations advanced 9% over the prior year. Operating profit margin from continuing operations was 5.3% in 1997 compared to 5.4% in 1996.

     Beginning in 1997 the Company is separating its Technical Services Segment into two new segments, Technical Services and Information
Technology Services, reflecting the growth in importance of the Information Technology Services business to the Company. Prior periods have been restated accordingly.

     Technical Services' revenues from continuing operations, which in 1997 represented 62% of the Company's consolidated revenues from continuing operations, increased 1% from the prior year. Technical Services' growth in project and managed staffing revenue during the year was driven primarily by strength in the aircraft/ aerospace and electronics markets offset by lower revenue from telecommunications. Technical Services staffing revenue growth was offset by weakness in the Company's engineering business, which is focused primarily on the petrochemical sector and the impact of the divestiture of non-strategic operations including the Company's aircraft maintenance staffing business, wastewater treatment business and the light industrial staffing operations of the Company's United Kingdom based subsidiary. The annualized revenue from divested operations totaled approximately $40 million.

     Operating profit margins for Technical Services were 4.5% in 1997 compared to 5.1% in 1996. The decline in operating margins primarily reflects the weakness in the Company's engineering business. Technical Services' operating profit in 1997 included an approximately $2 million pre-tax gain, recorded in the third quarter, for the divestiture of the non-strategic operations. The after tax impact on earnings from continuing operations of the gain was approximately $300,000 and includes a charge of approximately $600,000 for the minority interests' participation in the gain. Technical Services operating profit in 1996 included an approximately $2 million pre-tax favorable adjustment, recorded in the third quarter, resulting from an annual actuarial study of the Company's workers compensation liabilities.

     Information Technology Services segment revenue, which represented 19% of the Company s consolidated revenues, grew 35% over the prior year in response to the continued strong demand for information technology professionals throughout American business. Operating profit margins for Information Technology Services were 7.5% in 1997 compared to 7.2% in 1996. All of the growth in the Company's Information Technology Services segment to date has been generated internally.

     Each of the Technical Services segment's and Information Technology Services segment's many contracts is individually price negotiated, and as a result the price-to-direct cost mix is constantly changing. The cost structure of both segments is generally variable. In periods of substantial increases in revenues, operating profit margins can widen because the segments can take advantage of certain economies of scale in the support cost structure. Conversely, in periods of decline in demand, operating results can deteriorate quickly because realization of cost savings typically lags implementation of downsizing and cost reduction programs.

     The Company's Temporary Services segment operates under the name of Todays Temporary. The segment's revenues, which in 1997 represented 13% of the Company's consolidated revenue, grew 17% over the prior year in response to continued strong demand for office/clerical temporary services. As a result, operating profit margins for Temporary Services were 5.8% in 1997 compared to 5.2% in 1996. The Temporary Services segment is not capital intensive.

     Management Recruiters International's revenues, which in 1997 represented 6% of consolidated revenues, grew 18% over the prior year in response to continued strong demand for middle management search and recruiting services. Operating profit margins for Management
Recruiters were 18.2% in 1997 compared to 13.9% in 1996 due to the strong demand for search and recruiting services and performance improvements at the company-owned operations. The segment is generally not price sensitive and it is not capital intensive.

     At the end of 1995 the Company adopted a plan to dispose of the automotive manufacturing technology division of a subsidiary. A portion of that division was liquidated and the other portion sold.

     During 1996 the Company investigated strategic alternatives for the automotive developmental engineering division of a subsidiary, and at the end of 1996 adopted a plan to dispose of that division. During 1997 the Company attempted to sell this division but was unsuccessful due to deteriorating market conditions. As a consequence, the Company undertook to liquidate the division by winding down contracts with customers and disposing of assets. Liquidation of the division was substantially complete at the end of 1997 and will be completed in 1998.

      Fourth quarter 1996 discontinued operations included a reserve of $16 million ($11 million after taxes) for estimated losses on discontinuing the automotive developmental engineering division and for estimated losses from operations of that discontinued business. Offsetting the fourth quarter 1996 reserve was a gain of $7 million
($5 million after taxes) resulting from revisions of certain reserves set aside at the end of 1995 for estimated losses associated with discontinuing the manufacturing technology division. In the fourth quarter 1997, an addition to the loss reserve for discontinued operations of $14 million ($9 million after taxes) was recorded. This adjustment primarily results from an additional reserve related to a major automotive developmental engineering contract on which work was terminated in late 1996. Negotiations to settle this project have become protracted as the dispute between the parties intensified around the end of 1997. The adjustment also includes additional reserves for operating losses through the final wind-down of the businesses.

     Interest expense for 1997 decreased as the year progressed because of reduced levels of debt outstanding due to the cash flow generated by the Company's operations.

     Full year 1997 results reflect a credit of $2 million recorded in the third quarter from the reduction of income tax reserves no longer required.

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 problem may have a material adverse impact on the operations of the Company. The costs of the modifications are not expected to have a material adverse effect on the results of operations or liquidity of the Company.

Results of Operations, year ended December 31, 1996 vs. year ended December 31, 1995
------------------------------------------------------------------
     Consolidated revenues from continuing operations advanced 14% over the prior year, and operating profit margins from continuing operations improved to 5.4% from 4.6% in 1995.

     Technical Services' revenues from continuing operations, which in 1996 represented 67% of the Company's consolidated revenues from continuing operations, grew 12% over the prior year. The segment's profit margins from continuing operations were 5.1% in 1996 compared with margins from continuing operations of 4.3% in 1995.

     Technical Services' growth in managed staffing slowed in 1996 from 1995 primarily because the Company elected not to take large volume, low margin managed staffing contracts, but rather participated in those managed staffing contracts where higher value-added content provided better margins.

     Growth in demand in the aircraft/aerospace and electronics markets continued at high levels in 1996, while chemicals and petrochemicals demand flattened around mid-1996 and telecommunications declined late in the year.

     Third quarter 1996 Technical Services results from continuing operations included an approximately $2 million pre-tax favorable adjustment based on an annual actuarial study of the Company's workers compensation liabilities. In 1995 there was a comparable adjustment reflected in the third quarter for approximately $1 million.

     Information Technology Services' revenues, which in 1996 represented 15% of the Company's consolidated revenues from continuing operations, grew 21% over the prior year. The segment's profit margins were 7.2% in 1996 compared to 5.7% in 1995.

     The Company's Temporary Services segment s revenues, which in 1996 represented 12% of the Company's consolidated revenues, grew 15% over the prior year in response to continued strong demand for office/ clerical temporary services. Operating profit margins for Temporary Services were 5.2% in 1996 compared with 5.1% in 1995.

     Management Recruiters' revenues, which in 1996 represented 6% of consolidated revenues, grew 18% over the prior year in response to strong demand for middle management search and recruiting services. Operating profit margins for Management Recruiters were 13.9% in 1996 compared with 15.0% in 1995.

     Fourth quarter 1996 discontinued operations included a reserve of $16 million ($11 million after taxes) for estimated losses on discontinuing the automotive developmental engineering division and for estimated anticipated losses from operations of that discontinued business. Offsetting the reserve was a gain of $7 million ($5 million after taxes) resulting from revisions of certain reserves set aside at the end of 1995 for estimated losses associated with discontinuing the manufacturing technology division. In this latter instance, demand for services recovered in 1996 substantially faster and stronger than anticipated and costs associated with a specialized leased facility were less than expected. Fourth quarter 1995 losses from discontinued operations included a reserve of $23 million ($16 million after taxes) for estimated losses on discontinuing the automotive manufacturing technology division and for estimated losses from operations of the discontinued business from the beginning of 1996 until the then estimated dates of final termination or sale. As noted above, this reserve was revised.

Inflation
---------
     The Technical Services, Information Technology Services and Temporary Services business segments' services are priced generally in close relationship with direct labor costs. Management Recruiters' middle management search services are priced as a function of salary levels of job candidates. In recent years inflation has not been a meaningful factor.

Liquidity and Capital Resources
-------------------------------
     Expansions and contractions in the levels at which the Company's businesses operate directly affect consolidated working capital, which in turn has a direct relationship to total capital employed because of the high concentration of total assets represented by current assets. Working capital, associated with continuing operations, increased in 1997 primarily because of the higher levels of business at which the Company was operating. The ratio of current assets to current liabilities was 2.4 to 1, 2.7 to 1, and 2.5 to 1 as of December 31 1997, 1996, and 1995, respectively. The Company had no long term debt at December 31, 1997. The ratio of long-term debt to total capital (long-term debt plus shareholders equity) as of December 31, 1996 was 22% and as of December 31, 1995 was 32%.

     The Company's main sources of liquidity have been from operations and from borrowings, including a revolving credit agreement and short-term lines of credit with banks. The revolving credit agreement provides for borrowings of up to $100 million. Since the revolving credit agreement and short-term lines of credit are all priced at floating rates of interest, the Company would be subjected to market risks as interest rates change. Considering the most restrictive of the limitations placed on bank borrowings by the agreements, the available borrowing capacity to the Company under the revolving credit agreement (considering that there were no borrowings outstanding as of December, 31, 1997) was $100 million. These sources have been adequate to support growth opportunities in the Company's businesses. The Company is considering a change to its revolving credit agreement to increase maximum borrowings permitted and reduce the cost structure and simplify the covenants to reflect current market conditions.

     The Company does not have any off-balance sheet financial instruments or derivatives.

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

New Accounting Standards
------------------------
     In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about

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





Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See discussion on Liquidity and Capital Resources in Item 7.


Forward-looking Information
---------------------------
     Certain information in this annual report, including Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, contains forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as competitive market pressures, material changes in demand from larger customers, availability of labor, the Company's performance on contracts, changes in customers' attitudes toward outsourcing, government policies adverse to the staffing industry, changes in economic conditions, unforeseen events associated with the disposition of discontinued operations and delays or unexpected costs in making modifications to existing software and converting to new software to resolve issues related to Year 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     CDI CORP. AND SUBSIDIARIES
                 Consolidated Statements of Earnings
             Years ended December 31, 1997, 1996 and 1995
                 (In thousands, except per share data)


                                         1997       1996       1995
                                       ---------  ---------  ---------
Revenues                             $ 1,496,758  1,374,881  1,202,936

Cost of services                       1,144,061  1,062,409    938,680
                                       ---------  ---------  ---------
Gross profit                             352,697    312,472    264,256

Operating and administrative costs       273,579    238,777    208,786
                                       ---------  ---------  ---------
Operating profit                          79,118     73,695     55,470

Interest expense                           2,337      3,451      3,603
                                       ---------  ---------  ---------
Earnings from continuing operations
  before income taxes and minority
  interests                               76,781     70,244     51,867

Income taxes                              28,652     27,607     20,562
                                       ---------  ---------  ---------
Earnings from continuing operations
  before minority interests               48,129     42,637     31,305

Minority interests                         1,195        167        120
                                       ---------  ---------  ---------
Earnings from continuing operations       46,934     42,470     31,185

Discontinued operations                   (9,322)   (11,072)   (26,046)
                                       ---------  ---------  ---------
Net earnings                         $    37,612     31,398      5,139
                                       =========  =========  =========

Basic earnings per share:
  Earnings from continuing
   operations                        $      2.36       2.14       1.58
  Discontinued operations            $      (.47)      (.56)     (1.32)
  Net earnings                       $      1.89       1.58        .26
Diluted earnings per share:
  Earnings from continuing
   operations                        $      2.36       2.14       1.57
  Discontinued operations            $      (.47)      (.56)     (1.31)
  Net earnings                       $      1.89       1.58        .26


See accompanying notes to financial statements.

                      CDI CORP. AND SUBSIDIARIES
             Consolidated Statements of Retained Earnings
             Years ended December 31, 1997, 1996 and 1995
                            (In thousands)


                                              1997     1996     1995
                                             -------  -------  -------
Balance at beginning of year               $ 162,669  131,271  126,132

Net earnings                                  37,612   31,398    5,139
                                             -------  -------  -------
Balance at end of year                     $ 200,281  162,669  131,271
                                             =======  =======  =======



See accompanying notes to financial statements.

                     CDI CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                     December 31, 1997 and 1996
                  (In thousands, except share data)


Assets                                                1997      1996
------                                               -------   -------
Current assets:
 Cash                                              $   6,998     6,066
 Accounts receivable, less allowance for
  doubtful accounts of $4,995-1997;
  $4,094-1996                                        259,415   233,455

 Prepaid expenses                                      3,980     3,908
 Deferred income taxes                                 6,990     7,288
 Net assets of discontinued operations                12,202    37,257
                                                     -------   -------
        Total current assets                         289,585   287,974

Fixed assets, at cost:
 Computers                                            41,963    34,526
 Equipment and furniture                              26,127    26,119
 Leasehold improvements                                8,015     8,151
                                                     -------   -------
                                                      76,105    68,796
 Accumulated depreciation                             49,718    43,292
                                                     -------   -------
        Net fixed assets                              26,387    25,504

Deferred income taxes                                  5,759     4,180
Goodwill and other intangible assets, net             16,220    15,611
Other assets                                          10,886     6,905
                                                     -------   -------
                                                   $ 348,837   340,174
                                                     =======   =======

                     CDI CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                     December 31, 1997 and 1996
                  (In thousands, except share data)


Liabilities and Shareholders' Equity                  1997      1996
------------------------------------                 -------   -------
Current liabilities:
 Obligations not liquidated because of
  outstanding checks                               $  13,139     6,834
 Accounts payable                                     25,127    12,423
 Withheld payroll taxes                                5,256     4,950
 Accrued compensation and related costs               52,650    57,606
 Other accrued expenses                               18,933    18,031
 Currently payable income taxes                        6,203     7,006
                                                     -------   -------
        Total current liabilities                    121,308   106,850

Long-term debt                                             -    48,866
Deferred compensation                                 10,127     6,934
Minority interests                                     1,610       592

Shareholders' equity:
 Preferred stock, $.10 par value -
  authorized 1,000,000 shares; none issued                 -         -
 Common stock, $.10 par value -
  authorized 100,000,000 shares;
  issued 19,950,800 shares - 1997;
  19,853,983 shares - 1996                             1,995     1,985
 Class B common stock, $.10 par value -
  authorized 3,174,891 shares; none issued                 -         -
 Additional paid-in capital                           16,014    12,866
 Retained earnings                                   200,281   162,669
 Unamortized value of restricted stock issued         (1,819)        -
 Less common stock in treasury, at cost -
  27,265 shares - 1997; 24,921 shares - 1996            (679)     (588)
                                                     -------   -------
        Total shareholders' equity                   215,792   176,932
                                                     -------   -------
                                                   $ 348,837   340,174
                                                     =======   =======


See accompanying notes to financial statements.

                     CDI CORP. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
             Years ended December 31, 1997, 1996 and 1995
                            (In thousands)

                                               1997     1996     1995
                                              ------   ------   ------
Continuing Operations
 Operating activities:
  Earnings from continuing operations       $ 46,934   42,470   31,185
  Minority interests                           1,195      167      120
  Depreciation                                10,427    9,198    6,882
  Amortization of intangible assets            1,706    1,969    1,826
  Gain on dispositions of businesses            (938)       -        -
  Income tax provision greater (less)
    than tax payments                         (2,042) (12,778)   1,788
  Change in assets and liabilities
    net of effects from acquisitions:
    (Increase) in accounts receivable        (29,223) (21,060) (62,283)
    Increase in payables and accrued
      expenses                                 9,568   19,206   13,109
    Other                                     (2,216)      48      124
                                              ------   ------   ------
                                              35,411   39,220   (7,249)
                                              ------   ------   ------
 Investing activities:
  Purchases of fixed assets                  (11,932) (13,545) (13,805)
  Acquisitions net of cash acquired           (3,270)  (2,765)    (103)
  Dispositions of businesses                   6,034        -        -
  Other                                          532      471    1,515
                                              ------   ------   ------
                                              (8,636) (15,839) (12,393)
                                              ------   ------   ------
 Financing activities:
  Borrowings long-term debt                   10,724   12,498   22,032
  Payments long-term debt                    (59,590) (31,497) (12,965)
  Obligations not liquidated
    because of outstanding checks              6,305   (2,810)   2,911
  Exercises of stock options                     985      165    1,353
                                              ------   ------   ------
                                             (41,576) (21,644)  13,331
                                              ------   ------   ------
Net cash flows from continuing
  operations                                 (14,801)   1,737   (6,311)
Net cash flows from discontinued
  operations                                  15,733     (166)   5,646
                                              ------   ------   ------
Increase (decrease) in cash                      932    1,571     (665)
Cash at beginning of year                      6,066    4,495    5,160
                                              ------   ------   ------
Cash at end of year                         $  6,998    6,066    4,495
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

Goodwill and Other Intangible Assets - The net assets of subsidiaries acquired, which were accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets is reflected in the consolidated balance sheets as goodwill - $13,007,000 at December 31, 1997 and $13,500,000 at December 31, 1996. Goodwill, net of amortization, of $11,927,000 at December 31, 1997 and $12,420,000 at December 31, 1996 is being amortized on the straight-line method generally over twenty years. Amortization for goodwill in 1997 and 1996 was $1,128,000 and $1,036,000, respectively. Accumulated amortization was $4,895,000 as of December 31, 1997 and $5,276,000 as of December 31, 1996.

Other intangible assets include agreements with individuals not to enter into competing businesses with the Company, the value for an established customer base, the value for acquired temporary services franchise arrangements and capitalized software. Other intangible assets, net of amortization, of $3,213,000 and $2,111,000 at December 31, 1997 and 1996, respectively, are being amortized on the straight- line method over five to twelve years. Amortization for other intangible assets in 1997 and 1996 was $578,000 and $933,000, respectively. Accumulated amortization was $3,786,000 as of December 31, 1997 and $3,541,000 as of December 31, 1996.

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

Stock-Based Compensation - The Company uses the intrinsic value based method of accounting for stock options and similar instruments granted to employees and directors. The Company has not adopted the fair value based method as encouraged by Statement No. 123, Accounting for Stock-Based Compensation, issued by the Financial Accounting Standards Board. If the fair value based method of accounting were applied to grants of stock options additional compensation cost would have been recorded. Giving effect to such additional cost in 1997, 1996 and 1995, pro forma earnings from continuing operations would have been $46,211,000, $42,330,000, and $31,140,000, respectively and pro forma diluted earnings per share from continuing operations would have been $2.32, $2.13, and $1.57, respectively. The pro forma effects on basic earnings per share from continuing operations would be similar.

In estimating the fair value of stock option grants in 1997, 1996 and 1995, the Black-Scholes option pricing model was used incorporating the following weighted-average assumptions: 1997-risk free interest rate of 6.52%; expected life of 7 years; and expected volatility of 44%; 1996-risk free interest rate of 6.26%; expected life of 4 years; and expected volatility of 45%; 1995-risk free interest rate of 6.50%; expected life of 4 years; and expected volatility of 43%. There was no expected dividend yield assumed in any of the years.

Pro forma earnings from continuing operations presented above only considers the impact of stock options granted in 1997, 1996 and 1995. The full impact of compensation cost for those stock options under Statement 123 is not reflected in the pro forma earnings because compensation cost is recognized over the vesting periods of the options. Furthermore, compensation cost for options granted prior to January 1, 1995 is not considered.

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

Fair Value of Financial Instruments - The carrying value of significant financial instruments approximates fair value. The Company's financial instruments are accounts receivable, accounts payable, accrued expenses and long-term debt. The Company does not have any off-balance sheet financial instruments or derivatives.

Per Share Data - In February, 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. The provisions of Statement No. 128 are effective for years ending after December 15, 1997. Accordingly, earnings per share data is presented in accordance with those provisions and prior year data has been restated.

Earnings used to calculate both basic and diluted earnings per share for all periods are the reported earnings in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary.

The number of common shares used to calculate basic and diluted earnings per share for 1997, 1996 and 1995 was determined as follows:

                                       1997        1996        1995
                                    ----------  ----------  ----------
Basic
  Average shares outstanding        19,904,888  19,825,900  19,753,813
  Restricted shares issued
   not vested                          (50,900)          -           -
                                    ----------  ----------  ----------
                                    19,853,988  19,825,900  19,753,813
Diluted
  Shares used for basic             19,853,988  19,825,900  19,753,813
  Dilutive effect of stock
   options                              71,672      46,505      77,037
  Dilutive effect of
   restricted shares issued
   not vested                            3,581           -           -
                                    ----------  ----------  ----------
                                    19,929,241  19,872,405  19,830,850

Comprehensive Income - In June, 1997 the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a separate financial statement. The only component of comprehensive income that applies to the Company for 1997, 1996 and 1995 is earnings as reported in the consolidated statement of earnings. Accordingly, a separate financial statement reflecting comprehensive income is not necessary.

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

     Accounts receivable as of December 31, 1997 for Technical Services, Information Technology Services, Temporary Services and Management Recruiters were $154,624,000, $67,145,000, $26,025,000 and $11,621,000, respectively, and as of December 31, 1996 were $149,330,000, $54,725,000, $20,281,000 and $9,119,000, respectively. As of December 31, 1997 receivables from customers in the electronics/ information processing industries comprised approximately 25% of consolidated receivables, and receivables from customers in the aircraft/aerospace and hydrocarbon/petrochemical industries each comprised approximately 15% of consolidated receivables. As of December 31, 1996 receivables from customers in the aircraft/aerospace and electronics/information processing industries each comprised approximately 20% of consolidated receivables, and receivables from customers in hydrocarbon/petrochemical and telecommunications each comprised approximately 15% of consolidated receivables. It is not Company or industry practice to require collateral or other security for receivables because of the nature of the customer base involved.

Long-term Debt
--------------
     Long-term debt at December 31, 1997 and 1996 was as follows
($000s):
                                                        1997    1996
                                                       ------  ------
Notes payable to banks under revolving
 credit agreement with interest at
 5-7/8%-1996                                         $    -    42,000
Notes payable to banks under short-term
 lines of credit with interest at 6-3/4%-
 1996                                                     -     4,700
Other                                                     -     2,166
                                                       ------  ------
                                                     $    -    48,866
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

     The revolving credit agreement places limitations on certain transactions that include acquisition by the Company of its securities, payment of cash dividends and investments in other businesses. In addition, the credit agreement includes certain other requirements.
A consolidated current ratio of at least 1.5 is to be maintained. Consolidated tangible net worth (total shareholders' equity less goodwill and other intangible assets) shall be at least $70 million plus 35% of consolidated net earnings after December 31, 1992 ($106,523,000 as of December 31, 1997). If interest coverage (ratio of operating profit to interest expense using the most recent four quarters) is less than 1 to 1, the tangible net worth requirement is increased by $5 million. The ratio of consolidated indebtedness for borrowings to total capital (sum of consolidated current and long-term debt, non-current deferred income taxes, minority interests and tangible net worth) shall not exceed .60. The Company was in compliance with the terms of the credit agreement through December 31, 1997.

Capital Stock
-------------
     Common stock and Class B common stock have equal rights except that dividends, other than stock dividends, may be declared and paid on common stock in excess of amounts declared and paid on Class B common stock. The Class B common stock is convertible on a share-for-share basis into common stock and Class B shares so converted shall be cancelled.

     At December 31, 1997, 1,428,833 shares of common stock were reserved for issuance under the non-qualified stock option and stock appreciation rights plan.

     During the year ended December 31, 1997 there were 45,917 shares of common stock issued upon the exercise of stock options granted under the Company's non-qualified stock option and stock appreciation rights plan. In payment for certain of the option shares, optionees surrendered 2,544 shares of common stock already owned which the Company placed in treasury stock. As a result of the option exercises, common stock was increased by $5,000, additional paid-in capital was increased by $1,076,000 and treasury stock was increased by $96,000.

     During the year ended December 31, 1997, there were 50,900 shares of restricted common stock issued to officers of the Company under their employment agreements. Of these shares, 28,450 shares will vest over periods of time ranging from three years to ten years. The remaining 22,450 shares will vest depending upon the percentage achievement of predetermined goals covering periods of time ranging from three years to five years. Shares which do not vest are forfeited.

     The 28,450 shares that will vest over time have a fixed value of $1,050,000, the market value of the shares when issued. The value for the 22,450 shares that will vest based upon performance will fluctuate with changes in their market value until there is a determination as to their vesting. As of December 31, 1997, these performance-based shares were valued at $1,027,000. Of the total value of $2,077,000 ascribed to these restricted shares as of December 31, 1997, $5,000 increased common stock and $2,072,000 increased additional paid-in capital.

     Over the periods of time that these shares may become vested, there will be charges to earnings for the value related to the aggregate number of these shares that become vested. As such earnings charges occur, unamortized value of restricted stock issued reflected in shareholders' equity will be reduced. Through December 31, 1997, $258,000 has been charged to earnings. To the extent that shares are forfeited, unamortized value of restricted stock issued will also be reduced and the forfeited shares will be placed in treasury stock.

     During 1997, 200 shares of common stock held in treasury were reissued. These shares had a cost of $5,000.

     During the year ended December 31, 1996, 8,500 shares of common stock were issued pursuant to the exercises of stock options under the Company's non-qualified stock option and stock appreciation rights plan. The issuance of these shares increased additional paid-in capital by $165,000. In addition, 134 shares of common stock held in treasury were reissued. These shares had a cost of $2,000 and their reissuance reduced additional paid-in capital by that amount.

     During the year ended December 31, 1995, 105,500 shares of common stock were issued pursuant to the exercises of stock options under the Company's non-qualified stock option and stock appreciation rights plan. The issuance of these shares increased common stock by $11,000 and additional paid-in capital by $1,342,000.

Stock Plan
----------
     Under the terms of a non-qualified stock option and stock appreciation rights plan, options and stock appreciation rights to purchase an aggregate of 1,428,833 shares of common stock may be granted separately or in tandem to salaried employees, consultants and directors. Stock appreciation rights may also be granted with respect to outstanding options. Grants under the plan, except for grants to certain directors who are not full-time employees and whose retainer fees are paid via stock options, are determined by the Compensation and Stock Option Committee appointed by the Board of Directors. Stock options granted to directors in lieu of payment of fees in cash are not significant. The price at which options or stock appreciation rights may be exercised shall not be less than 50% of the market value per share of the Company's common stock on the date of grant and, unless otherwise determined by the Committee, options or rights granted under the plan shall not be exercised after five years from date of grant.

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

     During the years ended December 31, 1997, 1996 and 1995 options were granted to purchase 422,700 shares, 40,000 shares and 36,700 shares, respectively, at weighted average option prices per share of $35.69, $28.56 and $19.04, respectively. All such options granted have option prices equal to the per share market price of the Company's common stock on the dates of grant. Therefore, no compensation cost was recognized for any of these options granted. No stock appreciation rights were granted during any of these years.

     During the years ended December 31, 1997, 1996 and 1995, stock options were exercised for 45,917 shares, 8,500 shares and 105,500 shares, respectively, at weighted average option prices per share of $13.08, $14.85 and $9.70, respectively. No stock appreciation rights were exercised during the years ended December 31, 1997, 1996 and 1995.

     During the years ended December 31, 1997, 1996 and 1995 stock options lapsed or were forfeited for 20,333 shares, 6,750 shares and 128,000 shares, respectively, which had weighted average option prices per share of $25.67, $17.73 and $10.58, respectively.

     At December 31, 1997, 1996, 1995 and 1994 options were outstanding to purchase 535,400, 178,950, 154,200 and 351,000 shares of common stock, respectively, at weighted average prices of $32.10, $17.83, $14.88 and $11.32 per share, respectively. Options to purchase 73,010 shares, 67,200 shares and 40,250 shares were exercisable at December 31, 1997, 1996 and 1995, respectively, at weighted average prices of $21.14, $17.17 and $11.60, respectively. No stock appreciation rights were outstanding as of December 31, 1997, 1996, 1995 and 1994.

     For options outstanding on December 31, 1997 option prices ranged from $13.00 per share to $41.69 per share and the weighted average remaining life for such options as of December 31, 1997 was approximately 4.9 years.

Income Taxes
------------
     The provision for income taxes relating to continuing operations for the years ended December 31, 1997, 1996 and 1995 was comprised of the following ($000s):
                                    Total    Federal  State   Foreign
                                   -------   -------  ------  -------
1997
----
Current                          $  30,062   23,986    4,066    2,010
Deferred                            (1,410)  (1,258)    (219)      67
                                    ------   ------    -----    -----
                                 $  28,652   22,728    3,847    2,077
                                    ======   ======    =====    =====
1996
----
Current                          $  26,033   22,760    2,873      400
Deferred                             1,574    1,124      535      (85)
                                    ------   ------    -----    -----
                                 $  27,607   23,884    3,408      315
                                    ======   ======    =====    =====
1995
----
Current                          $  29,988   25,265    4,269      454
Deferred                            (9,426)  (8,014)  (1,413)       1
                                    ------   ------    -----    -----
                                 $  20,562   17,251    2,856      455
                                    ======   ======    =====    =====

     The tax effects of the principal components creating net deferred income tax assets as of December 31, 1997 and 1996 were as follows ($000s):
                                                      1997      1996
                                                     ------    ------
Components creating deferred tax liabilities
  Deferral of revenues and accounts receivable     $  6,951     7,237
  Other                                               1,155     1,094
                                                     ------    ------
                                                      8,106     8,331
Components creating deferred tax assets
  Expenses not currently deductible                 (18,787)  (17,656)
  Intangible assets amortization                     (1,640)   (1,746)
  Other                                                (432)     (184)
  Operating loss carryforwards                            -      (303)
                                                     ------    ------
                                                    (20,859)  (19,889)
Valuation allowances                                      4        90
                                                     ------    ------
                                                   $(12,749)  (11,468)
                                                     ======    ======

     The net change in the valuation allowances for the years ended December 31, 1997 and 1996 was a decrease of $86,000 and $109,000, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the benefits of the deferred tax assets will not be achieved. The ultimate realization of deferred tax assets is dependent upon a number of things, including past and future taxable income.
Based upon the assessment of the prospects for achieving the benefits of the deferred tax assets, net of existing valuation allowances, the Company believes it is more likely than not that such benefits will be realized.

     The effective income tax rates relating to continuing operations for the years ended December 31, 1997, 1996 and 1995 differed from the applicable federal rate as follows:

                                                  1997   1996   1995
                                                  ----   ----   ----
Federal rate                                        35%    35%    35%
State income taxes                                   3%     3%     4%
Expenses permanently nondeductible
  for tax purposes                                   1%     1%     1%
Income tax reserve no longer required               (3%)    -      -
Other                                                1%     -      -
                                                   ---    ---    ---
Effective income tax rate                           37%    39%    40%
                                                   ===    ===    ===

Retirement Plans
----------------
     Trusteed contributory and non-contributory defined contribution retirement plans have been established for the benefit of eligible employees. Costs of the plans are charged to earnings and are based on either a formula using a percentage of compensation or an amount determined by the board of directors of a company limited to the amount allowable for Federal income tax purposes. Costs of these plans are funded. Charges to earnings for contributions to these retirement plans for the years ended December 31, 1997, 1996 and 1995 were $3,718,000, $2,444,000 and $2,337,000, respectively.

     Except for retirement plans, the Company provides no other postretirement benefits. Further, the Company does not provide postemployment benefits.

Leases
------
     Offices used for sales, recruiting and administrative functions and facilities used for in-house engineering, design and drafting are occupied under numerous leases which expire through 2011. In addition, there are leases for computers and office equipment. Rentals under all leases for the years ended December 31, 1997, 1996 and 1995 were $21,650,000, $15,087,000 and $13,589,000, respectively.

     For periods after December 31, 1997, approximate minimum annual rentals under non-cancelable leases aggregate $50,860,000 with rentals of $14,027,000 due in 1998, $11,342,000 due in 1999, $7,899,000 due in
2000, $4,697,000 due in 2001 and $3,530,000 due in 2002.

Business Segments
-----------------
     Beginning with 1997 the Company is breaking out Information Technology Services as a separate business segment. Previously the operations of this segment had been included within the Technical Services segment. Prior periods have been restated accordingly.

     Technical Services - This segment provides principally technical staffing supplying supplemental engineering and technical personnel to a broad range of customers.

     Information Technology Services - This segment provides information technology staffing personnel to a broad range of customers.

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

     Business segment data for the years ended December 31, 1997, 1996 and 1995 follows ($000s):
                                          1997       1996       1995
                                       ---------  ---------  ---------
Revenues
--------
Technical Services                   $   927,609    920,955    819,923
Information Technology Services          285,105    211,766    174,605
Temporary Services                       190,504    163,206    141,779
Management Recruiters                     93,540     78,954     66,629
                                       ---------  ---------  ---------
                                     $ 1,496,758  1,374,881  1,202,936
                                       =========  =========  =========
Operating profit
----------------
Technical Services                   $    41,653     47,322     34,964
Information Technology Services           21,454     15,216      9,991
Temporary Services                        11,005      8,552      7,174
Management Recruiters                     17,059     11,003      9,993
Corporate expenses                       (12,053)    (8,398)    (6,652)
                                       ---------  ---------  ---------
                                     $    79,118     73,695     55,470
                                       =========  =========  =========

                                         1997       1996       1995
                                       ---------  ---------  ---------
Identifiable assets
-------------------
Technical Services                   $   193,206    185,744    183,655
Information Technology Services           69,583     57,629     44,932
Temporary Services                        40,855     33,690     30,418
Management Recruiters                     25,682     20,370     11,961
Corporate                                  7,309      5,484      4,412
                                       ---------  ---------  ---------
                                         336,635    302,917    275,378
Net assets of discontinued
 operations                               12,202     37,257     48,185
                                       ---------  ---------  ---------
                                     $   348,837    340,174    323,563
                                       =========  =========  =========
Capital additions
-----------------
Technical Services                   $     7,188      6,234      7,768
Information Technology Services            1,093      1,368      2,181
Temporary Services                         2,109      1,426      3,065
Management Recruiters                      1,021      4,339        696
Corporate                                    521        178         95
                                       ---------  ---------  ---------
                                     $    11,932     13,545     13,805
                                       =========  =========  =========
Depreciation expense
--------------------
Technical Services                   $     6,490      6,036      4,257
Information Technology Services            1,260      1,044      1,246
Temporary Services                         1,434      1,211        784
Management Recruiters                      1,065        847        512
Corporate                                    178         60         83
                                       ---------  ---------  ---------
                                     $    10,427      9,198      6,882
                                       =========  =========  =========

     Operating profit in 1997 for Technical Services included an approximately $2 million pre-tax gain for the divestiture of non-strategic operations including the Company's aircraft maintenance staffing business, wastewater treatment business and the light industrial staffing operations of the Company's United Kingdom based subsidiary. The after-tax impact on earnings from continuing operations of the gain was approximately $300,000 and includes a charge of approximately $600,000 for the minority interests' participation in the gain.

Discontinued Operations
-----------------------
     On December 30, 1996 the Company adopted a plan to dispose of the automotive developmental engineering division of a subsidiary. This division provided developmental and experimental engineering and design of automotive vehicles, components and assembly processes.

    On December 28, 1995 the Company adopted a plan to dispose of the automotive manufacturing technology division of a subsidiary. This division provided production quality prototypes and production tooling fixtures.

     Each of these divisions had been a separate line of business within the Technical Services segment and, accordingly, each has been classified as a discontinued operation in the Company's reported results of operations for each of the years reported upon.

     The production tooling fixtures portion of the automotive manufacturing technology division was liquidated and the portion of the manufacturing technology division that provided production quality prototypes was sold. During 1997 the Company attempted to sell the automotive developmental engineering division but was unsuccessful due to deteriorating market conditions. As a consequence, the Company undertook to liquidate the division by winding down contracts with customers and disposing of assets. Liquidation of the division was substantially complete at the end of 1997 and will be completed in 1998.

     Summary results of the discontinued operations for the years ended December 31, 1997, 1996 and 1995 are as follows ($000s):

                                               1997    1996     1995
                                              ------  -------  -------
Revenues:
  Developmental engineering                 $    -     79,273   67,517
  Manufacturing technology                       -          -   65,588
                                              ------  ------- --------
                                            $    -     79,273  133,105

Operating profit (loss):
  Developmental engineering                 $    -     (7,212)     367
  Manufacturing technology                       -          -  (13,525)
                                              ------  -------  -------
                                                 -     (7,212) (13,158)

Interest expense:
  Developmental engineering                      -        749      851
  Manufacturing technology                       -          -    1,007
                                              ------  -------  -------
                                                 -        749    1,858

                                               1997    1996     1995
                                              ------  -------  -------
Losses before income taxes and
 before provisions related to
 phase-out periods and disposals
 and subsequent adjustments of
 such provisions:
  Developmental engineering                      -     (7,961)    (484)
  Manufacturing technology                       -          -  (14,532)
                                              ------  -------  -------
                                                 -     (7,961) (15,016)
Income taxes:
  Developmental engineering                      -     (2,826)      38
  Manufacturing technology                       -          -   (4,966)
                                              ------  -------  -------
                                                 -     (2,826)  (4,928)
Losses before provisions
 related to phase-out periods
 and disposals and subsequent
 adjustments of such provisions:
  Developmental engineering                      -     (5,135)    (522)
  Manufacturing technology                       -          -   (9,566)
                                              ------  -------  -------
                                                 -     (5,135) (10,088)
Estimated losses during phase-out
 periods:
  Developmental engineering,
   net of income tax benefits
   of ($680)                                     -     (1,264)       -
  Manufacturing technology,
   net of income tax benefits
   of ($1,991)                                   -          -   (3,698)
Estimated losses on disposals of
 operations:
  Developmental engineering,
   net of income tax benefits of
   ($4,146)                                      -     (9,517)       -
  Manufacturing technology,
   net of income tax benefits
   of ($4,696)                                   -          -  (12,260)
Adjustments of prior years' provisions
 related to phase-out periods and
 disposals, net of income taxes of
 ($4,998)-1997 and $2,608-1996                (9,322)   4,844        -
                                              ------   ------   ------
                                            $ (9,322) (11,072) (26,046)
                                              ======   ======   ======

     Adjustments were made to prior year provisions in 1997 primarily for an additional reserve related to a major automotive developmental engineering contract on which work was terminated in late 1996. Negotiations to settle this project have become protracted as the dispute between the parties intensified around the end of 1997. The adjustments also include additional reserves for operating losses through the final wind-down of the businesses. Adjustments were made in 1996 related to manufacturing technology because demand for services recovered substantially faster and stronger than anticipated and costs associated with a specialized leased facility were substantially less than previously anticipated.

     Summary balance sheet accounts of the discontinued operations as of December 31, 1997 and 1996 are as follows ($000s):

                                               1997     1996
                                              ------   ------
     Working capital                        $ (3,909)  24,283
     Net fixed assets                          6,570    7,171
     Other assets                                 84       87
     Deferred income taxes                     9,457    5,716
                                              ------   ------
                                            $ 12,202   37,257
                                              ======   ======

     Net assets associated with the developmental engineering division as of December 31, 1997 and 1996 were approximately $9 million and $23 million, respectively, and net assets for the manufacturing technology division were approximately $3 million and $14 million, respectively.

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

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of CDI Corp.:

     We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule listed under the heading "Financial statement schedules" on page 41. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Philadelphia, PA                      /s/ KPMG Peat Marwick LLP
February 19, 1998                    ---------------------------------
                                      KPMG Peat Marwick LLP

                      CDI CORP. AND SUBSIDIARIES
                          Quarterly Earnings
                Years ended December 31, 1997 and 1996
                (In thousands, except per share data)


                              First  Second   Third  Fourth
                             Quarter Quarter Quarter Quarter   Year
                             ------- ------- ------- ------- ---------
1997
----
Revenues                   $ 360,461 378,144 383,073 375,080 1,496,758
Gross profit                  81,942  89,022  89,491  92,242   352,697
Operating profit              18,792  21,009  22,079  17,238    79,118
Interest expense                 704     788     694     151     2,337
Earnings from
  continuing operations       10,741  11,915  13,775  10,503    46,934
Discontinued operations            -       -       -  (9,322)   (9,322)
Net earnings               $  10,741  11,915  13,775   1,181    37,612

Basic earnings per share:
  Earnings from
    continuing operations  $     .54     .60     .69     .53      2.36
  Discontinued operations  $       -       -       -    (.47)     (.47)
  Net earnings             $     .54     .60     .69     .06      1.89
Diluted earnings
 per share:
  Earnings from
    continuing operations  $     .54     .60     .69     .53      2.36
  Discontinued operations  $       -       -       -    (.47)     (.47)
  Net earnings             $     .54     .60     .69     .06      1.89

1996
----
Revenues                   $ 330,808 338,846 353,676 351,551 1,374,881
Gross profit                  73,879  76,325  82,170  80,098   312,472
Operating profit              15,525  18,661  22,365  17,144    73,695
Interest expense                 864     997     900     690     3,451
Earnings from
  continuing operations        8,733  10,564  12,818  10,355    42,470
Discontinued operations         (237) (1,139) (2,579) (7,117)  (11,072)
Net earnings               $   8,496   9,425  10,239   3,238    31,398

Basic earnings per share:
  Earnings from
    continuing operations  $     .44     .53     .65     .52      2.14
  Discontinued operations  $    (.01)   (.06)   (.13)   (.36)     (.56)
  Net earnings             $     .43     .48     .52     .16      1.58
Diluted earnings
 per share:
  Earnings from
    continuing operations  $     .44     .53     .65     .52      2.14
  Discontinued operations  $    (.01)   (.06)   (.13)   (.36)     (.56)
  Net earnings             $     .43     .47     .52     .16      1.58

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











                           PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

     (a)  Documents filed as part of this report

          Financial statements
            The consolidated balance sheets of the Registrant as of December 31, 1997 and 1996, the related consolidated statements of earnings, retained earnings and cash flows for each of the years ended December 31, 1997, 1996 and 1995, the footnotes thereto and the report of KPMG Peat Marwick LLP, independent auditors, are filed herein.

          Financial statement schedules
            Schedule submitted for the years ended December 31, 1997, 1996 and 1995.
            II - Valuation and Qualifying Accounts

     (b) Registrant has not filed a Form 8-K during the quarter ended December 31, 1997.

     (c)  Exhibits

             3.(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

               (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               b. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar D. Landis, incorporated herein by reference to Exhibit 10.g. to Registrant's registration statement on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               c. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensa-tory plan or arrangement)

               d. Non-competition and Consulting Agreement by and between Registrant and Christian M. Hoechst dated October 17, 1995, incorporated herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               e. Employment Agreement dated March 11, 1997 including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               f. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               g. Employment Agreement, Restricted Stock Agreement and Non-Qualified Stock Option Agreement all dated August 4, 1997, by and between Registrant and Robert J. Mannarino, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended September 30, 1997. (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               h. Supplemental Retirement Agreement dated as of April 7, 1997 by and between Registrant and Mitchell Wienick. (Constitutes a management contract or compensatory plan or arrangement)

               i. Employment Agreement dated October 29, 1997, Restricted Stock Agreement dated November 10, 1997 and Non-Qualified Stock Option Agreement dated November 10, 1997 each by an between Registrant and John D. Sanford. (Constitutes a management contract or compensatory plan or arrangement)

               j. Supplemental Retirement Agreement dated as of November 18, 1997 by and between Registrant and Robert J. Mannarino. (Constitutes a management contract or compensatory plan or arrangement)

               k. Supplemental Retirement Agreement dated as of November 20, 1997 by and between Registrant and John D. Sanford. (Constitutes a management contract or compensatory plan or arrangement)

               l. Consulting Agreement dated as of December 3, 1997 by and between Registrant and Edgar D. Landis. (Constitutes a management contract or compensatory plan or arrangement)

            21.      Subsidiaries of the Registrant.
            23.      Consents of experts and counsel.
            27.      Financial Data Schedule.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              CDI Corp.
-------------------------------------


By: /s/ Mitchell Wienick
-------------------------------------
    Mitchell Wienick, President
    and Chief Executive Officer

Date:  February 26, 1998
-------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mitchell Wienick
-------------------------------------
    Mitchell Wienick
    President, Chief Executive
    Officer and Director
    (Principal Executive Officer)

Date:  February 26, 1998
-------------------------------------


By: /s/ John D. Sanford
-------------------------------------
    John D. Sanford
    Executive Vice President
    and Chief Financial Officer
    (Principal Financial and
    Accounting Officer)

Date:  February 26, 1998
-------------------------------------

By: /s/ Walter E. Blankley
-------------------------------------
    Walter E. Blankley
    Director

Date:  February 27, 1998
-------------------------------------


By: /s/ Walter R. Garrison
-------------------------------------
    Walter R. Garrison
    Director

Date:  February 26, 1998
-------------------------------------


By: /s/ Christian M. Hoechst
-------------------------------------
    Christian M. Hoechst
    Director

Date:  February 27, 1998
-------------------------------------


By: /s/ Lawrence C. Karlson
-------------------------------------
    Lawrence C. Karlson
    Director

Date:  February 26, 1998
-------------------------------------


By: /s/ Edgar D. Landis
-------------------------------------
    Edgar D. Landis
    Director

Date:  February 27, 1998
-------------------------------------

By: /s/ Allen M. Levantin
-------------------------------------
    Allen M. Levantin
    Director

Date:  February 27, 1998
-------------------------------------


By: /s/ Alan B. Miller
-------------------------------------
    Alan B. Miller
    Director

Date:  March 4, 1998
-------------------------------------


By: /s/ Barton J. Winokur
-------------------------------------
    Barton J. Winokur
    Director

Date:  February 26, 1998
-------------------------------------

                                                           Schedule II
                                                           -----------



                          CDI CORP. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                   (Allowance for Uncollectible Receivables)

                 Years ended December 31, 1997, 1996 and 1995


                                          Uncollectible
                                Additions  receivables
                     Balance at  charged   written off,             Balance
                     beginning     to        net of        Other    at end
                      of year    earnings   recoveries    changes   of year
                     ---------- --------- ------------- ---------- ---------
December 31, 1997  $ 4,094,000  3,249,000   2,348,000       -      4,995,000

December 31, 1996  $ 3,520,000  1,642,000   1,068,000       -      4,094,000

December 31, 1995  $ 2,785,000  2,489,000   1,754,000       -      3,520,000

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549






                              CDI CORP.




                              EXHIBITS


                                 to


                            Annual Report


                              FORM 10-K


                     Year ended December 31, 1997


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

   b. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar D. Landis, incorporated herein by reference to Exhibit 10.g. to Registrant's registration statement on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   c. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   d. Non-competition and Consulting Agreement by and between Registrant and Christian M. Hoechst dated October 17, 1995, incorporated herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   e. Employment Agreement dated March 11, 1997 including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

                           INDEX TO EXHIBITS

Number                           Exhibit                          Page
-------  -------------------------------------------------------  ----

   f. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   g. Employment Agreement, Restricted Stock Agreement and Non-Qualified Stock Option Agreement all dated August 4, 1997, by and between Registrant and Robert J. Mannarino, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended September 30, 1997. (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   h.    Supplemental Retirement Agreement dated as of April 7,    50
         1997 by and between Registrant and Mitchell Wienick
         (Constitutes a management contract or compensatory plan or arrangement)

   i.    Employment Agreement dated October 29, 1997, Restricted   55
         Stock Agreement dated November 10, 1997 and Non-
         Qualified Stock Option Agreement dated November 10,
         1997 each by an between Registrant and John D. Sanford.
         (Constitutes a management contract or compensatory plan or arrangement)

   j.    Supplemental Retirement Agreement dated as of November    79
         18, 1997 by and between Registrant and Robert J.
         Mannarino. (Constitutes a management contract or compensatory plan or arrangement)

   k.    Supplemental Retirement Agreement dated as of November    82
         20, 1997 by and between Registrant and John D. Sanford.
         (Constitutes a management contract or compensatory plan or arrangement)

   l.    Consulting Agreement dated as of December 3, 1997 by      85
         and between Registrant and Edgar D. Landis.
         (Constitutes a management contract or compensatory plan or arrangement)

21.      Subsidiaries of the Registrant.                           92

23.      Consents of experts and counsel.                          94

27.      Financial Data Schedule.                                  95