Form 10-Q
period 1998-03-31
CDI CORP
filed 1998-05-15
CIK 18396

1

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1998
                                   --------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of April 29, 1998 were:

     Common stock, $.10 par value                   19,923,504 shares
     Class B common stock, $.10 par value                  None

                    PART 1.  FINANCIAL INFORMATION

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                            (In thousands)



                                              March 31,
                                                1998      December 31,
Assets                                       (unaudited)     1997
------                                        ---------   ------------
Current assets:
 Cash                                         $  7,992        6,998
 Accounts receivable, less allowance
  for doubtful accounts of $4,604 -
  March 31, 1998; $4,995 - December 31,
  1997                                         292,387      259,415
 Prepaid expenses                                4,668        3,980
 Deferred income taxes                           3,684        6,990
 Net assets of discontinued operations          11,723       12,202
                                               -------      -------
        Total current assets                   320,454      289,585

Fixed assets, at cost:
 Computers                                      46,194       41,963
 Equipment and furniture                        26,526       26,127
 Leasehold improvements                          9,880        8,015
                                               -------      -------
                                                82,600       76,105
 Accumulated depreciation                       54,644       49,718
                                               -------      -------
        Net fixed assets                        27,956       26,387

Deferred income taxes                            5,534        5,759
Goodwill and other intangible assets, net       24,434       16,220
Other assets                                    10,121       10,886
                                               -------      -------
                                             $ 388,499      348,837
                                               =======      =======

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                   (In thousands, except share data)



                                              March 31,
                                                1998      December 31,
Liabilities and Shareholders' Equity         (unaudited)     1997
------------------------------------          ---------   ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                     $  13,479       13,139
  Accounts payable                              23,270       25,127
  Withheld payroll taxes                         2,870        5,256
  Accrued expenses                              97,614       71,583
  Currently payable income taxes                 6,079        6,203
                                               -------      -------
         Total current liabilities             143,312      121,308

Long-term debt                                   7,456            -
Deferred compensation                            9,448       10,127
Minority interests                               1,732        1,610
Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                            -            -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,951,300 shares - March 31,
   1998; 19,950,800 shares - December 31,
   1997                                          1,995        1,995
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                            -            -
  Additional paid-in capital                    15,988       16,014
  Retained earnings                            210,990      200,281
  Unamortized value of restricted stock
   issued                                       (1,718)      (1,819)
  Less common stock in treasury, at cost -
   27,796 shares - March 31, 1998; 27,265
   shares - December 31, 1997                     (704)       (679)
                                               -------      -------
         Total shareholders' equity            226,551      215,792
                                               -------      -------
                                             $ 388,499      348,837
                                               =======      =======

                      CDI CORP. AND SUBSIDIARIES

                  Consolidated Statements of Earnings
            (In thousands, except per share data; unaudited)



                                          Three months ended March 31,
                                          ----------------------------
                                                1998       1997
                                               -------    -------

Revenues                                     $ 378,766    360,461

Cost of services                               286,757    278,519
                                               -------    -------
  Gross profit                                  92,009     81,942

Operating and administrative costs              74,247     63,150
                                               -------    -------
  Operating profit                              17,762     18,792

Interest expense                                     6        704
                                               -------    -------
  Earnings from continuing operations
   before income taxes and minority
   interests                                    17,756     18,088

Income taxes                                     6,925      7,236
                                               -------    -------
  Earnings from continuing operations
   before minority interests                    10,831     10,852

Minority interests                                 122        111
                                               -------    -------
  Earnings from continuing operations           10,709     10,741

Discontinued operations                              -          -
                                               -------    -------
  Net earnings                               $  10,709     10,741
                                               =======    =======

Basic earnings per share:
  Earnings from continuing operations        $     .54        .54
  Discontinued operations                    $       -          -
  Net earnings                               $     .54        .54

Diluted earnings per share:
  Earnings from continuing operations        $     .54        .54
  Discontinued operations                    $       -          -
  Net earnings                               $     .54        .54

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                       (In thousands; unaudited)


                                          Three months ended March 31,
                                          ----------------------------
                                                 1998       1997
                                                ------     ------
Continuing Operations
  Operating activities:
   Earnings from continuing operations        $ 10,709     10,741
   Minority interests                              122        111
   Depreciation                                  2,811      2,301
   Amortization of intangible assets               457        389
   Income tax provision greater than
    tax payments                                 3,407      5,746
   Change in assets and liabilities
    net of effects from acquisitions:
     Increase in accounts receivable           (32,272)   (23,813)
     Increase in payables and accrued
      expenses                                  21,788      6,217
     Other                                      (1,214)    (1,004)
                                                ------     ------
                                                 5,808        688
                                                ------     ------
  Investing activities:
   Purchases of fixed assets                    (3,980)    (2,860)
   Acquisition net of cash acquired             (8,761)       (65)
   Other                                          (372)         4
                                                ------     ------
                                               (13,113)    (2,921)
                                                ------     ------
  Financing activities:
   Borrowings long-term debt                     7,456     10,313
   Payments long-term debt                           -        (13)
   Obligations not liquidated because
    of outstanding checks                          340      2,033
   Exercises of stock options                       24          5
                                                ------     ------
                                                 7,820     12,338
                                                ------     ------

Net cash flows from continuing operations          515     10,105

Net cash flows from discontinued operations        479       (610)
                                                ------     ------
Increase in cash                                   994      9,495

Cash at beginning of period                      6,998      6,066
                                                ------     ------
Cash at end of period                         $  7,992     15,561
                                                ======     ======

                      CDI CORP. AND SUBSIDIARIES

                   Comments to Financial Statements


     Earnings used to calculate both basic and diluted earnings per share are the reported earnings in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary. The number of common shares used to calculate basic and diluted earnings per share for the three months ended March 31, 1998 and March 31, 1997 was determined as follows:

     Basic                                       1998         1997
     -----                                    ----------   ----------
     Average shares outstanding               19,923,652   19,836,904
     Restricted shares issued not vested         (49,400)      (7,500)
                                              ----------   ----------
                                              19,874,252   19,829,404
                                              ==========   ==========

     Diluted
     -------
     Shares used for basic                    19,874,252   19,829,404
     Dilutive effect of stock options             95,655       62,605
     Dilutive effect of restricted shares
       issued not vested                           4,137            -
                                              ----------   ----------
                                              19,974,044   19,892,009
                                              ==========   ==========

     Revenues and operating profit attributable to the continuing operations of the business segments of the Company for the three months ended March 31, 1998 and 1997 follow ($000s):

                                                  1998      1997
                                                 -------   -------
     Revenues:
     Technical Services                        $ 226,756   230,288
     Information Technology Services              75,459    65,483
     Temporary Services                           49,920    43,727
     Management Recruiters                        26,631    20,963
                                                 -------   -------
                                               $ 378,766   360,461
                                                 =======   =======
     Operating profit:
     Technical Services                        $   8,941    10,712
     Information Technology Services               4,713     4,769
     Temporary Services                            2,540     2,246
     Management Recruiters                         5,179     3,210
     Corporate expenses                           (3,611)   (2,145)
                                                 -------   -------
                                               $  17,762    18,792
                                                 =======   =======

     During the three months ended March 31, 1998, there were 500 shares of common stock issued upon the exercise of a stock option granted under the Company's non-qualified stock option and stock appreciation rights plan. As a result of the option exercise, additional paid-in capital was increased by $24,000.

     During 1997 shares of restricted common stock were issued to certain officers of the Company under their employment agreements.
A portion of these shares will vest over time and the remainder will vest depending upon the percentage achievement of predetermined goals. The shares that will vest over time have a fixed value based upon the market value of the shares when they were issued. The value for the shares that vest based upon performance will fluctuate with changes in their market value until there is a determination as to their vesting.

     During the three months ended March 31, 1998, 5,469 of these restricted shares vested and 531 shares related to performance-based vesting did not vest and were forfeited. The forfeited shares were put in treasury increasing treasury stock by $25,000 and decreasing unamortized value of restricted stock issued by the same amount.
Also during the three months ended March 31, 1998, additional paid-in capital and unamortized value of restricted stock issued were each decreased by $50,000 for market price changes related to the shares that will vest based upon performance. In addition, unamortized value of restricted stock issued was decreased by $26,000 for charges to earnings associated with the amortization of the value of the restricted shares.

     Through December 31, 1997 a reserve was established for estimated costs and losses associated with the disposition of certain divisions of a subsidiary serving the automotive industry that have been classi-fied as discontinued operations in the Company's financial statements. Charges against the reserve, primarily for operating losses, during the three months ended March 31, 1998 totaled $1.9 million and were for items that corresponded to those considered in establishing the reserve. The net assets of discontinued operations as of March 31, 1998 were comprised of working capital, fixed assets and deferred income taxes comparable in composition to December 31,1997. The remaining wind-down and liquidation of the discontinued operations will be completed in 1998.

     The financial statements included in this report are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature.

    These comments contain only the information which is required by Form 10-Q. Further reference should be made to the comprehensive disclosures contained in the Company's annual report on Form 10-K for the year ended December 31, 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Results of Operations
                         ---------------------

     Consolidated revenues from continuing operations for the quarter ended March 31, 1998 were 5% above the comparable quarter a year ago. Operating profit margins from continuing operations were 4.7% of revenues for the first quarter of this year compared to 5.2% for the same period in 1997.

     Total first quarter 1998 Technical Services' revenues from continuing operations reflect a decrease of 2% from the first quarter a year ago. First quarter 1997 results included $12 million of revenue from non-strategic businesses divested in the third quarter of 1997. Excluding revenue from divested businesses, first quarter 1998 revenues increased 4% over comparable 1997 revenues. Operating profit margins from continuing operations for Technical Services were 3.9% in the first quarter of 1998 compared to 4.7% for the 1997 first quarter (The non-strategic businesses did not have a material impact on margins in the first quarter 1997). Technical Services in first quarter 1998 was impacted by lower revenue and operating profit in its engineering business which is primarily focused on the petrochemical sector. This weakness had started to become evident during the first quarter of 1997 and became more pronounced in later quarters. The support cost structure related to technical staffing was higher in 1998's first quarter reflecting additional capacity put in place starting in 1997 to service existing and expected demand from customers. The segment also realized an unexpected increase in health care costs in one of its units that is in the process of transitioning from a self-insurance program to an indemnity program which will enable more effective control of ongoing health care program costs.

     Information Technology Services segment revenues increased 15% over the first quarter a year ago. Operating profit margins for Information Technology Services were 6.2% in the first quarter of 1998 compared to 7.3% for the 1997 first quarter. This segment also increased its support cost structure during 1997 to service existing and expected demand from customers. Revenue growth in the first quarter of 1998 did not keep pace with the additional support cost structure put into place starting in 1997.

     Temporary Services' revenues were up 14% over last year s first quarter. Operating profit margins for Temporary Services were 5.1% for both the first quarter of 1998 and 1997. Temporary Services benefitted from the continued strong demand for office/clerical services and the pursuit of its targeted expansion of services for legal and financial temporary staffing.

    Management Recruiters' revenues for the first quarter of 1998 grew 27% over last year's first quarter due to the continuing strong demand for middle management search and recruiting services. As a result, operating profit margins were 19.4% of revenues for the first quarter of this year and 15.3% for the first quarter of last year.

     The wind-down and liquidation of the discontinued operations is continuing and will be completed in 1998. Costs and losses incurred during the quarter ended March 31, 1998 of $1.9 million, primarily for operating losses, were charged against a reserve for discontinued operations established through December 31, 1997 for such costs and losses.

     Interest expense in the first quarter of 1998 was lower than the first quarter of 1997 because of lower levels of debt outstanding.

     The Company continues to pursue modifications to existing software and converting to new software in addressing the potential for software failures due to processing errors arising from calculations using the Year 2000 date. There has been no change in the Company's assessment of its risks associated with this issue from that described in its report on Form 10-K for the year ended December 31, 1997.

                         Financial Condition
                         -------------------

     The ratio of current assets to current liabilities was 2.2 to 1 as of March 31, 1998 and 2.4 to 1 as of December 31, 1997. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 3% as of March 31, 1998. No debt was outstanding as of December 31, 1997. The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company's businesses.

                       New Accounting Standards
                       ------------------------

     The Company has adopted Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. The amount of cost capitalized has not been significant.

     In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for periods beginning after December 15, 1997 with initial implementation required in financial statements for the annual period ending after December 15, 1997. This Statement affects reporting in financial statements only and will not have impact upon results of operations, financial condition or long-term liquidity. The Company will adopt the standards established by this Statement as required.

    In February, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits.
Statement No. 132 supersedes several previously issued Statements and establishes revised standards for disclosures surrounding pensions and other postretirement benefits. Statement No. 132 is effective for years beginning after December 15, 1997. This Statement affects reporting in financial statements only and will not have impact upon results of operations, financial condition or long-term liquidity. The Company will adopt the standards established by this Statement as required.

                     Forward-looking Information
                     ---------------------------

     Certain information in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as competitive market pressures, material changes in demand from larger customers, availability of labor, the Company's performance on contracts, changes in customers attitudes toward outsourcing, government policies adverse to the staffing industry, changes in economic conditions, unforeseen events associated with divestiture of discontinued operations and delays or unexpected costs in making modifications to existing software and converting to new software to resolve issues related to Year 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

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

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               b. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensa-tory plan or arrangement)

               c. Non-competition and Consulting Agreement by and between Registrant and Christian M. Hoechst dated October 17, 1995, incorporated herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               d. Employment Agreement dated March 11, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               e. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               f. Employment Agreement, Restricted Stock Agreement and Non-Qualified Stock Option Agreement all dated August 4, 1997, by and between Registrant and Robert J. Mannarino, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1997. (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               g. Supplemental Retirement Agreement dated as of April 7, 1997 by and between Registrant and Mitchell Wienick, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               h. Employment Agreement dated October 29, 1997, Restricted Stock Agreement dated November 10, 1997 and Non-Qualified Stock Option Agreement dated November 10, 1997 each by and between Registrant and John D. Sanford, incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997
                     (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               i. Supplemental Retirement Agreement dated as of November 18, 1997 by and between Registrant and Robert J. Mannarino, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997
                     (File No. 1-55519). (Constitutes a management contract or compensatory plan or arrangement)

               j. Supplemental Retirement Agreement dated as of November 20, 1997 by and between Registrant and John D. Sanford, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               k. Consulting Agreement dated as of December 3, 1997 by and between Registrant and Edgar D. Landis, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensa-tory plan or arrangement)

               l. Employment Agreement dated July 8, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Brian J. Bohling. (Constitutes a management contract or compensatory plan or arrangement)

               m. Supplemental Retirement Agreement dated November 18, 1997 by and between Registrant and Brian J. Bohling. (Constitutes a management contract or compensatory plan or arrangement)

               n. Employment Agreement effective January 1, 1998 by and between Registrant and Joseph R. Seiders. (Constitutes a management contract or compensa-tory plan or arrangement)

               o. CDI Corp. 1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the EDGAR filing made by the Registrant on April 3, 1998 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on May 5, 1998 (File No. 1-5519).
                     (Constitutes a management contract or compensa-tory plan or arrangement)

               p. CDI Corp. Performance Share Plan. (Constitutes a management contract or compensatory plan or arrangement)

               q.    CDI Corp. Management Stock Purchase Plan.
                     (Constitutes a management contract or compensa-tory plan or arrangement)

            27.      Financial Data Schedule.

     (b) The Registrant has not filed a Form 8-K during the quarter ended March 31, 1998.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CDI CORP.
                              --------------------------------------



May 12, 1998                  By: /s/ John D. Sanford
                              --------------------------------------
                                  JOHN D. SANFORD
                                  Executive Vice President and Chief
                                  Financial Officer
                                  (Duly authorized officer and
                                  principal financial officer of
                                  Registrant)

                            INDEX TO EXHIBITS

Number                           Exhibit                          Page
-------   -----------------------------------------------------   ----

 3.(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

   (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   b. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   c. Non-competition and Consulting Agreement by and between Registrant and Christian M. Hoechst dated October 17, 1995, incorporated herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   d. Employment Agreement dated March 11, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant's definitive Proxy Statement for its annual meeting of share-holders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   e. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

                            INDEX TO EXHIBITS

Number                           Exhibit                          Page
-------   -----------------------------------------------------   ----

   f. Employment Agreement, Restricted Stock Agreement and Non-Qualified Stock Option Agreement all dated August 4, 1997, by and between Registrant and Robert J. Mannarino, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   g. Supplemental Retirement Agreement dated as of April 7, 1997 by and between Registrant and Mitchell Wienick, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   h. Employment Agreement dated October 29, 1997, Restricted Stock Agreement dated November 10, 1997 and Non-Qualified Stock Option Agreement dated November 10, 1997 each by and between Registrant and John D. Sanford, incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   i. Supplemental Retirement Agreement dated as of November 18, 1997 by and between Registrant and Robert J. Mannarino, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-55519). (Constitutes a management contract or compensatory plan or arrangement)

   j. Supplemental Retirement Agreement dated as of November 20, 1997 by and between Registrant and John
          D. Sanford, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   k. Consulting Agreement dated as of December 3, 1997 by and between Registrant and Edgar D. Landis, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

                            INDEX TO EXHIBITS

Number                           Exhibit                          Page
-------   -----------------------------------------------------   ----

   l.     Employment Agreement dated July 8, 1997, including       18
          Restricted Stock Agreement and Non-Qualified Stock
          Option Agreement, by and between Registrant and Brian J. Bohling. (Constitutes a management contract or compensatory plan or arrangement)

   m.     Supplemental Retirement Agreement dated November 18,     42
          1997 by and between Registrant and Brian J. Bohling.
          (Constitutes a management contract or compensatory plan or arrangement)

   n.     Employment Agreement effective January 1, 1998 by        45
          and between Registrant and Joseph R. Seiders.
          (Constitutes a management contract or compensatory plan or arrangement)

   o. CDI Corp. 1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the EDGAR filing made by the Registrant on April 3, 1998 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on May 5, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   p.     CDI Corp. Performance Share Plan.  (Constitutes a        58
          management contract or compensatory plan or arrangement)

   q.     CDI Corp. Management Stock Purchase Plan.                65
          (Constitutes a management contract or compensatory plan or arrangement)

27.       Financial Data Schedule.                                 71