Form 10-Q
period 1998-06-30
CDI CORP
filed 1998-08-13
CIK 18396

1

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1998
                                   -------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of July 31, 1998 were:

     Common stock, $.10 par value                   19,923,504 shares
     Class B common stock, $.10 par value                  None

                    PART 1.  FINANCIAL INFORMATION

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                            (In thousands)



                                               June 30,
                                                1998      December 31,
Assets                                       (unaudited)     1997
------                                        ---------   ------------
Current assets:
 Cash                                         $  8,872        6,998
 Accounts receivable, less allowance
  for doubtful accounts of $4,926 -
  June 30, 1998; $4,995 - December 31,
  1997                                         319,694      259,415
 Prepaid expenses                                5,148        3,980
 Deferred income taxes                           6,220        6,990
 Net assets of discontinued operations          12,123       12,202
                                               -------      -------
        Total current assets                   352,057      289,585

Fixed assets, at cost:
 Computers                                      49,944       41,963
 Equipment and furniture                        25,871       26,127
 Leasehold improvements                          7,828        8,015
                                               -------      -------
                                                83,643       76,105
 Accumulated depreciation                       55,482       49,718
                                               -------      -------
        Net fixed assets                        28,161       26,387

Deferred income taxes                            5,683        5,759
Goodwill and other intangible assets, net       37,398       16,220
Other assets                                    10,668       10,886
                                               -------      -------
                                             $ 433,967      348,837
                                               =======      =======

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                   (In thousands, except share data)



                                               June 30,
                                                1998      December 31,
Liabilities and Shareholders' Equity         (unaudited)     1997
------------------------------------          ---------   ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                     $  11,686       13,139
  Accounts payable                              31,691       25,127
  Withheld payroll taxes                         3,766        5,256
  Accrued expenses                              96,892       71,583
  Currently payable income taxes                 8,414        6,203
                                               -------      -------
         Total current liabilities             152,449      121,308

Long-term debt                                  33,655            -
Deferred compensation                            9,804       10,127
Minority interests                               2,089        1,610
Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                            -            -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,951,300 shares - June 30,
   1998; 19,950,800 shares - December 31,
   1997                                          1,995        1,995
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                            -            -
  Additional paid-in capital                    15,671       16,014
  Retained earnings                            220,359      200,281
  Unamortized value of restricted stock
   issued                                       (1,351)      (1,819)
  Less common stock in treasury, at cost -
   27,796 shares - June 30, 1998; 27,265
   shares - December 31, 1997                     (704)       (679)
                                               -------      -------
         Total shareholders' equity            235,970      215,792
                                               -------      -------
                                             $ 433,967      348,837
                                               =======      =======

                        CDI CORP. AND SUBSIDIARIES

                    Consolidated Statements of Earnings
              (In thousands, except per share data; unaudited)


                                    Quarter ended     Six months ended
                                       June 30,           June 30,
                                   ----------------   ----------------
                                    1998     1997      1998     1997
                                   -------  -------   -------  -------

Revenues                         $ 388,847  378,144   767,613  738,605

Cost of services                   292,130  289,122   578,887  567,641
                                   -------  -------   -------  -------
  Gross profit                      96,717   89,022   188,726  170,964

Operating and administrative
 costs                              80,621   68,013   154,868  131,163
                                   -------  -------   -------  -------
  Operating profit                  16,096   21,009    33,858   39,801

Interest expense                       425      788       431    1,492
                                   -------  -------   -------  -------
  Earnings from continuing
   operations before income
   taxes and minority
   interests                        15,671   20,221    33,427   38,309

Income taxes                         6,112    8,126    13,037   15,362
                                   -------  -------   -------  -------
  Earnings from continuing
   operations before minority
   interests                         9,559   12,095    20,390   22,947

Minority interests                     190      180       312      291
                                   -------  -------   -------  -------
  Earnings from continuing
   operations                        9,369   11,915    20,078   22,656

Discontinued operations                  -        -         -        -
                                   -------  -------   -------  -------
  Net earnings                   $   9,369   11,915    20,078   22,656
                                   =======  =======   =======  =======

Basic earnings per share:
  Earnings from continuing
   operations                    $     .47      .60      1.01     1.14
  Discontinued operations        $       -        -         -        -
  Net earnings                   $     .47      .60      1.01     1.14

Diluted earnings per share:
  Earnings from continuing
   operations                    $     .47      .60      1.01     1.14
  Discontinued operations        $       -        -         -        -
  Net earnings                   $     .47      .60      1.01     1.14

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                       (In thousands; unaudited)


                                             Six months ended June 30,
                                             -------------------------
                                                  1998       1997
                                                 ------     ------
Continuing Operations
  Operating activities:
   Earnings from continuing operations         $ 20,078     22,656
   Minority interests                               312        291
   Depreciation                                   5,677      4,882
   Amortization of intangible assets              1,057        972
   Income tax provision greater than
    tax payments                                  3,057        496
   Change in assets and liabilities
    net of effects from acquisitions:
     Increase in accounts receivable            (57,186)   (30,261)
     Increase in payables and accrued
      expenses                                   28,624      9,221
     Other                                       (1,169)      (404)
                                                 ------     ------
                                                    450      7,853
                                                 ------     ------
  Investing activities:
   Purchases of fixed assets                     (7,555)    (6,067)
   Acquisitions net of cash acquired            (20,248)    (1,746)
   Other                                         (2,992)       298
                                                 ------     ------
                                                (30,795)    (7,515)
                                                 ------     ------
  Financing activities:
   Borrowings long-term debt                     33,655     10,313
   Payments long-term debt                          (86)    (8,147)
   Obligations not liquidated because
    of outstanding checks                        (1,453)     3,562
   Other                                             24        811
                                                 ------     ------
                                                 32,140      6,539
                                                 ------     ------

Net cash flows from continuing operations         1,795      6,877

Net cash flows from discontinued operations          79        133
                                                 ------     ------
Increase in cash                                  1,874      7,010

Cash at beginning of period                       6,998      6,066
                                                 ------     ------
Cash at end of period                          $  8,872     13,076
                                                 ======     ======

                      CDI CORP. AND SUBSIDIARIES

                   Comments to Financial Statements


     Earnings used to calculate both basic and diluted earnings per share are the reported earnings in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjust-ments are necessary. The number of common shares used to calculate basic and diluted earnings per share for the second quarter and six months ended June 30, 1998 and 1997 was determined as follows:

                            Second quarter            Six months
                        ----------------------  ----------------------
                           1998        1997        1998        1997
                        ----------  ----------  ----------  ----------
Basic
-----
Average shares
 outstanding            19,923,504  19,875,802  19,923,578  19,856,353
Restricted shares
 issued not vested         (44,900)    (30,000)    (47,150)    (18,750)
                        ----------  ----------  ----------  ----------
                        19,878,604  19,845,802  19,876,428  19,837,603
                        ==========  ==========  ==========  ==========

Diluted
-------
Shares used for basic   19,878,604  19,845,802  19,876,428  19,837,603
Dilutive effect of
 stock options              26,275      86,152      60,965      74,379
Dilutive effect of
 restricted shares
 issued not vested             850       2,705       2,493       1,352
                        ----------  ----------  ----------  ----------
                        19,905,729  19,934,659  19,939,886  19,913,334
                        ==========  ==========  ==========  ==========

     Revenues and operating profit attributable to the business segments of the Company for the second quarter and six months ended June 30, 1998 and 1997 follow ($000s):

                                    Second quarter       Six months
                                   ----------------   ----------------
                                    1998     1997      1998     1997
                                   -------  -------   -------  -------
Revenues:
Technical Services               $ 228,477  235,177   455,233  465,465
Information Technology Services     79,048   71,983   154,507  137,466
Temporary Services                  53,560   47,243   103,480   90,970
Management Recruiters               27,762   23,741    54,393   44,704
                                   -------  -------   -------  -------
                                 $ 388,847  378,144   767,613  738,605
                                   =======  =======   =======  =======
Operating profit:
Technical Services               $   5,691   10,467    14,632   21,179
Information Technology Services      4,961    5,554     9,674   10,323
Temporary Services                   3,323    2,759     5,863    5,005
Management Recruiters                5,876    4,586    11,055    7,796
Corporate expenses                  (3,755)  (2,357)   (7,366)  (4,502)
                                   -------  -------   -------  -------
                                 $  16,096   21,009    33,858   39,801
                                   =======  =======   =======  =======

     During the six months ended June 30, 1998, the Company made a number of acquisitions in which it invested $20,248,000. These acquisitions were accounted for using the purchase method. Assets acquired totalled approximately $22 million including $19 million of goodwill. These acquisitions did not have a significant effect on the results of operations for the six months and quarter ended June 30, 1998.

     During the six months ended June 30, 1998, there were 500 shares of common stock issued upon the exercise of a stock option granted under the Company's non-qualified stock option and stock appreciation rights plan. As a result of the option exercise, additional paid-in capital was increased by $13,000.

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

     During the six months ended June 30, 1998, 5,469 of these restricted shares vested and 531 shares related to performance-based vesting did not vest and were forfeited. The vesting of the shares resulted in additional paid-in capital increasing by $11,000 because of income tax benefits related to the vesting. The forfeited shares were put in treasury increasing treasury stock by $25,000 and decreasing unamortized value of restricted stock issued by the same amount. Also during the six months ended June 30, 1998, additional paid-in capital and unamortized value of restricted stock issued were each decreased by $367,000 for market price changes related to the shares that will vest based upon performance. In addition, unamortized value of restricted stock issued was decreased by $76,000 for charges to earnings associated with the amortization of the value of the restricted shares.

    Through December 31, 1997 a reserve was established for estimated costs and losses associated with the disposition of certain divisions of a subsidiary serving the automotive industry that have been classified as discontinued operations in the Company's financial statements. Charges against the reserve during the six months ended June 30, 1998 totaled $3.3 million and were for items that corresponded to those considered in establishing the reserve. The net assets of discontinued operations as of June 30, 1998 were comprised of working capital, fixed assets and deferred income taxes comparable in composition to December 31, 1997. The remaining wind-down and liquidation of the discontinued operations will be completed in 1998.

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


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Results of Operations
                         ---------------------

     Consolidated revenues for the six months and quarter ended June 30, 1998 were 4% and 3% higher, respectively, compared to the same periods a year ago. Operating profits for the six months and second quarter of 1998 decreased from the comparable periods of 1997 and included restructuring costs and other non-recurring charges reflected in the second quarter and related to Technical Services totaling $2.3 million. Technical Services and Information Technology Services operating profit in 1998 was down from 1997 while operating profit for Temporary Services and Management Recruiters increased. Operating profit for the six months and second quarter in 1998 was 4.4% and 4.1% of revenues, respectively, compared to 5.4% and 5.6% for the six months and second quarter in 1997.

     Technical Services' revenues for the six months and second quarter of 1998 declined 2% and 3%, respectively, from last year s comparable periods. 1997 results included revenues from non-strategic businesses divested in the third quarter of 1997. Excluding these revenues, six months revenues for Technical Services increased 3% and second quarter revenues increased 1%. Operating profit for Technical Services in 1998 decreased from 1997 and included restructuring costs and other non-recurring charges of $2.3 million reflected in the second quarter of 1998. Operating profit margins for the six months and second quarter of 1998 were 3.2% and 2.5% of revenue, respectively, compared to 4.6% and 4.5% for the six months and second quarter in 1997. (The non-strategic businesses did not have a material impact on margins in 1997). Of the total $2.3 million in non-recurring charges, restructuring costs were $1.4 million and were associated with realigning Technical Services' operations. The restructuring costs included separation costs of $500,000 for personnel in order to reduce future overhead support costs and $900,000 for the disposition of leasehold obligations for real estate no longer needed in the engineering business. The remaining $900,000 for non-recurring charges relate to healthcare costs associated with a self-insured program which has been replaced with an indemnity program and vacation pay costs resulting from the institution of a new compensation program. Approximately one-third of these costs and charges were incurred by June 30, 1998. Technical Services in 1998 was impacted by lower revenues and operating profit in its engineering business which is primarily focused on the petrochemical sector. This weakness had started to become evident early in 1997 and became more pronounced as the year progressed. The support cost structure related to technical staffing was higher in 1998 reflecting additional capacity put in place starting in 1997 to service existing and expected demand from customers.

     Information Technology Services' revenues were up 12% for the six months of this year and up 10% compared to last year's second quarter. Operating profit decreased in 1998 compared to 1997. Operating profit margins for the six months and second quarter of 1998 were each 6.3% compared to 7.5% and 7.7%, respectively, for the same periods in 1997. This segment also increased its support cost structure during 1997 to service existing and expected demand from customers. Revenue growth in 1998 did not keep pace with the additional support cost structure put into place starting in 1997.

     Temporary Services' revenues for the six months and second quarter of 1998 were 14% and 13% higher, respectively, compared to the same periods a year ago. Operating profit increased in 1998 compared to 1997. Operating profit margins for the six months and second quarter of 1998 were 5.7% and 6.2%, respectively, vs. 5.5% and 5.8%, respectively, for the same periods in 1997. Demand for office/clerical services continued to be strong and Temporary Services has benefitted from its targeted expansion of services for legal and financial temporary staffing.

     Management Recruiters' revenues were up 22% for the six months of this year and up 17% compared to last year s second quarter. Operating profit increased in 1998 compared to 1997. Operating profit margins for the six months and second quarter of 1998 were 20.3% and 21.2%, respectively, compared to 17.4% and 19.3%, respectively, for the same periods in 1997. The market has remained strong for Management Recruiters' middle management search and recruiting services.

     The wind-down and liquidation of the discontinued operations is continuing and will be completed in 1998. Costs and losses incurred during the six months ended June 30, 1998 of $3.3 million were charged against a reserve for discontinued operations established through December 31, 1997 for such costs and losses.

     Interest expense in 1998 was lower than in 1997 because of lower levels of debt outstanding.

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

                         Financial Condition
                         -------------------

     The ratio of current assets to current liabilities was 2.3 to 1 as of June 30, 1998 and 2.4 to 1 as of December 31, 1997. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 12% as of June 30, 1998. No long-term debt was outstanding as of December 31, 1997.

     During the six months ended June 30, 1998, the Company made a number of acquisitions in which it invested $20,248,000. These acquisitions were accounted for using the purchase method. Assets acquired totalled approximately $22 million including $19 million of goodwill. These acquisitions did not have a significant effect on the results of operations for the six months and quarter ended June 30, 1998.

     The Company announced on August 3, 1998 that it has initiated a program to repurchase up to 5% of its outstanding common stock over a one-year period. The repurchases can be made from time to time depending upon the share price of the stock through open market purchases and through privately negotiated transactions.

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

     In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for years beginning after June 15, 1999. The Company will determine the extent to which Statement No. 133 applies and adopt the standards established as required.

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

                     PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     On May 5, 1998 the Company held its annual meeting of share-holders. The matters of business conducted at the meeting were the election of nine directors of the Company and to act upon a proposal to approve the CDI Corp. 1998 Non-Qualified Stock Option Plan.

     The name of each director elected at the meeting and a tabulation of the voting by nominee follows:

                                        Votes         Votes
                                         for         withheld
                                      ----------     --------
     Walter E. Blankley               18,056,229       82,707

     John M. Coleman                  18,059,925       79,011

     Walter R. Garrison               17,633,236      505,700

     Kay Hahn Harrell                 18,055,899       83,037

     Lawrence C. Karlson              17,634,181      504,755

     Allen M. Levantin                17,634,014      504,922

     Alan B. Miller                   18,061,439       77,497

     Mitchell Wienick                 18,046,323       92,613

     Barton J. Winokur                17,631,904      507,032


     There were 76,973 abstentions and there were no broker non-votes.


     The vote on the proposal to approve the CDI Corp. 1998 Non-
Qualified Stock Option Plan was as follows:

       Votes         Votes
        for         against     Abstentions    Broker non-votes
     ----------    ---------    -----------    ----------------
     15,967,633     265,864        24,167         1,881,272


Item 5.  Other Information

     The form of proxy which the Company will distribute to its share-holders in connection with the 1999 annual meeting of shareholders is expected to confer discretionary authority to vote on matters that may properly come before the meeting provided that the Company does not receive notice of the matter by February 18, 1999. Therefore, shareholders should be aware that if a shareholder fails to notify the Company by February 18, 1999 that he or she wishes to present a proposal at the 1999 annual meeting, the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the mater in the proxy statement. As indicated in the Company's 1998 proxy statement, any shareholder who wishes to submit a proposal for inclusion in the Company's 1999 proxy statement must submit the proposal to the Company at its principal executive offices no later than December 3, 1998 and must comply in all other respects with applicable rules and regulations of the Securities and Exchange Commission relating to such inclusion.

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

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               b. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensa-tory plan or arrangement)

               c. Employment Agreement dated March 11, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant s definitive Proxy Statement for its annual meeting of shareholders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               d. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               e. Employment Agreement, Restricted Stock Agreement and Non-Qualified Stock Option Agreement all dated August 4, 1997, by and between Registrant and Robert J. Mannarino, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1997. (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               f. Supplemental Retirement Agreement dated as of April 7, 1997 by and between Registrant and Mitchell Wienick, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               g. Employment Agreement dated October 29, 1997, Restricted Stock Agreement dated November 10, 1997 and Non-Qualified Stock Option Agreement dated November 10, 1997 each by and between Registrant and John D. Sanford, incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997
                     (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               h. Supplemental Retirement Agreement dated as of November 18, 1997 by and between Registrant and Robert J. Mannarino, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997
                     (File No. 1-55519). (Constitutes a management contract or compensatory plan or arrangement)

               i. Supplemental Retirement Agreement dated as of November 20, 1997 by and between Registrant and John D. Sanford, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               j. Employment Agreement dated July 8, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               k. Supplemental Retirement Agreement dated November 18, 1997 by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519).
                     (Constitutes a management contract or
                     compensatory plan or arrangement)

               l. Employment Agreement effective January 1, 1998 by and between Registrant and Joseph R. Seiders, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519).
                     (Constitutes a management contract or compensa-tory plan or arrangement)

               m. CDI Corp. 1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the EDGAR filing made by the Registrant on April 3, 1998 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on May 5, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               n. CDI Corp. Performance Share Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               o. CDI Corp. Management Stock Purchase Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519).
                     (Constitutes a management contract or compensa-tory plan or arrangement)

            27.      Financial Data Schedule.

     (b) The Registrant has not filed a Form 8-K during the quarter ended June 30, 1998.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CDI CORP.
                              --------------------------------------



August 12, 1998                By: /s/ John D. Sanford
                              --------------------------------------
                               JOHN D. SANFORD
                               Executive Vice President and Chief
                               Financial Officer
                               (Duly authorized officer and
                               principal financial officer of
                               Registrant)

                            INDEX TO EXHIBITS

Number                           Exhibit                           Page
-------   ------------------------------------------------------   ----

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

                            INDEX TO EXHIBITS

Number                           Exhibit                           Page
-------   ------------------------------------------------------   ----

   f. Supplemental Retirement Agreement dated as of April 7, 1997 by and between Registrant and Mitchell Wienick, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   g. Employment Agreement dated October 29, 1997, Restricted Stock Agreement dated November 10, 1997 and Non-Qualified Stock Option Agreement dated November 10, 1997 each by and between Registrant and John D. Sanford, incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   h. Supplemental Retirement Agreement dated as of November 18, 1997 by and between Registrant and Robert
          J. Mannarino, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-55519). (Constitutes a management contract or compensatory plan or arrangement)

   i. Supplemental Retirement Agreement dated as of November 20, 1997 by and between Registrant and John
          D. Sanford, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   j. Employment Agreement dated July 8, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   k. Supplemental Retirement Agreement dated November 18, 1997 by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

                            INDEX TO EXHIBITS

Number                           Exhibit                           Page
-------   ------------------------------------------------------   ----

   l. Employment Agreement effective January 1, 1998 by and between Registrant and Joseph R. Seiders, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   m. CDI Corp. 1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the EDGAR filing made by the Registrant on April 3, 1998 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on May 5, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   n. CDI Corp. Performance Share Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No.
          1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   o. CDI Corp. Management Stock Purchase Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

27.       Financial Data Schedule.                                  22