Form 10-K405/A
period 1997-12-31
CDI CORP
filed 1998-10-13
CIK 18396

SECURITIES AND EXCHANGE COMMISSION                     1
                           Washington, D.C. 20549
                                 FORM 10-K
                              Amendment No. 1

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

Date:  October 6, 1998
-------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Mitchell Wienick
-------------------------------------
     Mitchell Wienick
     President, Chief Executive
     Officer and Director
     (Principal Executive Officer)

Date:  October 6, 1998
-------------------------------------


By:  /s/ John D. Sanford
-------------------------------------
     John D. Sanford
     Executive Vice President
     and Chief Financial Officer
     (Principal Financial and
     Accounting Officer)

Date:  October 6, 1998
-------------------------------------


By:  /s/ Walter E. Blankley
-------------------------------------
     Walter E. Blankley
     Director

Date:  October 6, 1998
-------------------------------------

By:  /s/ John M. Coleman
-------------------------------------
     John M. Coleman
     Director

Date:  October 6, 1998
-------------------------------------


By:  /s/ Walter R. Garrison
-------------------------------------
     Walter R. Garrison
     Director

Date:  October 6, 1998
-------------------------------------


By:  /s/ Kay Hahn Harrell
-------------------------------------
     Kay Hahn Harrell
     Director

Date:  October 6, 1998
-------------------------------------


By:  /s/ Lawrence C. Karlson
-------------------------------------
     Lawrence C. Karlson
     Director

Date:  October 6, 1998
-------------------------------------


By:  /s/ Allen M. Levantin
-------------------------------------
     Allen M. Levantin
     Director

Date:  October 6, 1998
-------------------------------------


By:  /s/ Alan B. Miller
-------------------------------------
     Alan B. Miller
     Director

Date:  October 6, 1998
-------------------------------------

By:  /s/ Barton J. Winokur
-------------------------------------
     Barton J. Winokur
     Director

Date:  October 6, 1998
-------------------------------------

                               INDEX TO EXHIBITS

Number                              Exhibit                              Page
-------   ------------------------------------------------------------   ----

 3.(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

   (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant s report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   b. Employment Agreement dated April 30, 1973 by and between Comprehensive Designers, Inc. and Edgar D. Landis, incorporated herein by reference to Exhibit 10.g. to Registrant's registration statement on Form 8-B (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   c. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   d. Non-competition and Consulting Agreement by and between Registrant and Christian M. Hoechst dated October 17, 1995, incorporated herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   e. Employment Agreement dated March 11, 1997 including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   f. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

                               INDEX TO EXHIBITS

Number                              Exhibit                              Page
-------   ------------------------------------------------------------   ----

   g. Employment Agreement, Restricted Stock Agreement and Non-Qualified Stock Option Agreement all dated August 4, 1997, by and between Registrant and Robert J. Mannarino, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended September 30, 1997. (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   h. Supplemental Retirement Agreement dated as of April 7, 1997 by and between Registrant and Mitchell Wienick.
          (Constitutes a management contract or compensatory plan or arrangement)*

   i. Employment Agreement dated October 29, 1997, Restricted Stock Agreement dated November 10, 1997 and Non-Qualified Stock Option Agreement dated November 10, 1997 each by and between Registrant and John D. Sanford. (Constitutes a management contract or compensatory plan or arrangement)*

   j. Supplemental Retirement Agreement dated as of November 18, 1997 by and between Registrant and Robert J. Mannarino.
          (Constitutes a management contract or compensatory plan or arrangement)*

   k. Supplemental Retirement Agreement dated as of November 20, 1997 by and between Registrant and John D. Sanford.
          (Constitutes a management contract or compensatory plan or arrangement)*

   l. Consulting Agreement dated as of December 3, 1997 by and between Registrant and Edgar D. Landis. (Constitutes a management contract or compensatory plan or arrangement)*

21.       Subsidiaries of the Registrant.*

23.       Consents of experts and counsel.*

27.(i)    Financial Data Schedule.  (December 31, 1997)*

   (ii)   Restated Financial Data Schedules.  (September 30, 1997,         7
          June 30, 1997, March 31, 1997, December 31, 1996, September
          30, 1996, June 30, 1996, March 31, 1996 and December 31,
          1995)**


*   Previously filed
**  Filed herewith