Form 10-Q
period 1998-09-30
CDI CORP
filed 1998-11-13
CIK 18396

1

                               FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998
                                    ------------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of October 28, 1998 were:

     Common stock, $.10 par value                   19,267,842 shares
     Class B common stock, $.10 par value                  None

                    PART 1.  FINANCIAL INFORMATION

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                            (In thousands)



                                            September 30,
                                                1998       December 31,
Assets                                       (unaudited)      1997
------                                      -------------  ------------
Current assets:
 Cash                                         $   8,055        6,998
 Accounts receivable, less allowance
  for doubtful accounts of $4,972 -
  September 30, 1998; $4,995 -
  December 31, 1997                             319,702      259,415
 Prepaid expenses                                 4,697        3,980
 Deferred income taxes                            7,537        6,990
 Net assets of discontinued operations            5,655       12,202
                                                -------      -------
        Total current assets                    345,646      289,585

Fixed assets, at cost:
 Computers                                       58,577       41,963
 Equipment and furniture                         26,968       26,127
 Leasehold improvements                           8,021        8,015
                                                -------      -------
                                                 93,566       76,105
 Accumulated depreciation                        58,325       49,718
                                                -------      -------
        Net fixed assets                         35,241       26,387

Deferred income taxes                             5,789        5,759
Goodwill and other intangible assets, net        35,909       16,220
Other assets                                      9,583       10,886
                                                -------      -------
                                              $ 432,168      348,837
                                                =======      =======

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                   (In thousands, except share data)



                                            September 30,
                                                1998       December 31,
Liabilities and Shareholders' Equity         (unaudited)      1997
------------------------------------        -------------  ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                      $  13,888       13,139
  Accounts payable                               33,080       25,127
  Withheld payroll taxes                          4,804        5,256
  Accrued expenses                              101,208       71,583
  Currently payable income taxes                 10,425        6,203
                                                -------      -------
         Total current liabilities              163,405      121,308

Long-term debt                                   23,620            -
Deferred compensation                            10,113       10,127
Minority interests                                2,449        1,610
Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                             -            -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,951,300 shares - September 30,
   1998; 19,950,800 shares - December 31,
   1997                                           1,995        1,995
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                             -            -
  Additional paid-in capital                     15,592       16,014
  Retained earnings                             232,693      200,281
  Unamortized value of restricted stock
   issued                                        (1,224)      (1,819)
  Less common stock in treasury, at cost -
   683,458 shares - September 30, 1998;
   27,265 shares - December 31, 1997            (16,475)        (679)
                                                -------      -------
         Total shareholders' equity             232,581      215,792
                                                -------      -------
                                              $ 432,168      348,837
                                                =======      =======

                      CDI CORP. AND SUBSIDIARIES

                  Consolidated Statements of Earnings
            (In thousands, except per share data; unaudited)


                                 Quarter ended      Nine months ended
                                 September 30,        September 30,
                                ----------------   --------------------
                                 1998     1997       1998       1997
                                -------  -------   ---------  ---------

Revenues                      $ 389,535  383,073   1,157,148  1,121,678

Cost of services                288,421  293,582     867,308    861,223
                                -------  -------   ---------  ---------
  Gross profit                  101,114   89,491     289,840    260,455

Operating and administrative
 expenses                        79,453   67,412     234,321    198,575
                                -------  -------   ---------  ---------
  Operating profit               21,661   22,079      55,519     61,880

Interest expense                    421      694         852      2,186
                                -------  -------   ---------  ---------
  Earnings from continuing
   operations before income
   taxes and minority
   interests                     21,240   21,385      54,667     59,694

Income taxes                      8,556    6,833      21,593     22,195
                                -------  -------   ---------  ---------
  Earnings from continuing
   operations before
   minority interests            12,684   14,552      33,074     37,499

Minority interests                  350      777         662      1,068
                                -------  -------   ---------  ---------
  Earnings from continuing
   operations                    12,334   13,775      32,412     36,431

Discontinued operations               -        -           -          -
                                -------  -------   ---------  ---------
  Net earnings                $  12,334   13,775      32,412     36,431
                                =======  =======   =========  =========
Basic earnings per share:
  Earnings from continuing
   operations                 $     .63      .69        1.64       1.84
  Discontinued operations     $       -        -           -          -
  Net earnings                $     .63      .69        1.64       1.84

Diluted earnings per share:
  Earnings from continuing
   operations                 $     .63      .69        1.63       1.83
  Discontinued operations     $       -        -           -          -
  Net earnings                $     .63      .69        1.63       1.83

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                       (In thousands; unaudited)


                                                   Nine months ended
                                                     September 30,
                                                   -----------------
                                                     1998     1997
                                                    ------   ------
Continuing Operations
  Operating activities:
   Earnings from continuing operations            $ 32,412   36,431
   Minority interests                                  662    1,068
   Depreciation and amortization                    10,575    9,322
   Income tax provision greater (less)
    than tax payments                                3,645     (284)
   Change in assets and liabilities
    net of effects from acquisitions:
     Increase in accounts receivable               (57,194) (38,396)
     Increase in payables and accrued
      expenses                                      35,367   20,185
     Other                                             735   (2,433)
                                                    ------   ------
                                                    26,202   25,893
                                                    ------   ------
  Investing activities:
   Purchases of fixed assets                       (16,833)  (8,340)
   Acquisitions net of cash acquired               (23,806)  (3,245)
   Other                                               412      228
                                                    ------   ------
                                                   (40,227) (11,357)
                                                    ------   ------
  Financing activities:
   Borrowings long-term debt                        34,633   10,724
   Payments long-term debt                         (11,099) (36,790)
   Obligations not liquidated because
    of outstanding checks                              749    2,196
   Share repurchase program                        (15,772)       -
   Other                                                24      894
                                                    ------   ------
                                                     8,535  (22,976)
                                                    ------   ------

Net cash flows from continuing operations           (5,490)  (8,440)

Net cash flows from discontinued operations          6,547   12,961
                                                    ------   ------
Increase in cash                                     1,057    4,521

Cash at beginning of period                          6,998    6,066
                                                    ------   ------
Cash at end of period                             $  8,055   10,587
                                                    ======   ======

                       CDI CORP. AND SUBSIDIARIES

                    Comments to Financial Statements


     Earnings used to calculate both basic and diluted earnings per share are the reported earnings in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary. The number of shares used to calculate basic and diluted earnings per share for the third quarter and nine months ended September 30, 1998 and 1997 was determined as follows:

                            Third quarter            Nine months
                        ----------------------  ----------------------
                           1998        1997        1998        1997
                        ----------  ----------  ----------  ----------
Basic
-----
Average shares
 outstanding            19,736,248  19,907,535  19,861,135  19,873,414
Restricted shares
 issued not vested         (44,900)    (38,625)    (46,400)    (25,375)
                        ----------  ----------  ----------  ----------
                        19,691,348  19,868,910  19,814,735  19,848,039
                        ==========  ==========  ==========  ==========
Diluted
-------
Shares used for basic   19,691,348  19,868,910  19,814,735  19,848,039
Dilutive effect of
 stock options              16,984      47,049      46,305      65,268
Dilutive effect of
 restricted shares
 issued not vested               -       3,304       1,662       2,003
                        ----------  ----------  ----------  ----------
                        19,708,332  19,919,263  19,862,702  19,915,310
                        ==========  ==========  ==========  ==========

     Revenues and operating profit attributable to the business segments of the Company for the third quarter and nine months ended September 30, 1998 and 1997 follow ($000s):

                                   Third quarter       Nine months
                                  ---------------  -------------------
                                   1998    1997      1998      1997
                                  ------- -------  --------- ---------
Revenues:
Technical Services              $ 226,235 237,392    681,468   702,857
Information Technology Services    81,663  72,422    236,170   209,888
Temporary Services                 51,936  49,295    155,416   140,265
Management Recruiters              29,701  23,964     84,094    68,668
                                  ------- -------  --------- ---------
                                $ 389,535 383,073  1,157,148 1,121,678
                                  ======= =======  ========= =========

                                   Third quarter       Nine months
                                  ---------------  -------------------
                                   1998     1997      1998       1997
                                  ------- -------  --------- ---------
Operating profit:
Technical Services              $  10,251  12,660     24,883    33,839
Information Technology Services     5,355   5,071     15,029    15,394
Temporary Services                  4,027   3,264      9,890     8,269
Management Recruiters               5,778   4,561     16,833    12,357
Corporate expenses                 (3,750) (3,477)   (11,116)   (7,979)
                                  ------- -------  --------- ---------
                                $  21,661  22,079     55,519    61,880
                                  ======= =======  ========= =========

     During the nine months ended September 30, 1998, the Company made a number of acquisitions in which it invested $23,806,000. These acquisitions were accounted for using the purchase method. Assets acquired totaled approximately $26 million including $22 million of goodwill. These acquisitions did not have a significant effect on the results of operations for the nine months and quarter ended September 30, 1998.

     During the nine months ended September 30, 1998, there were 500 shares of common stock issued upon the exercise of a stock option granted under the Company s non-qualified stock option and stock appreciation rights plan. As a result of the option exercise, additional paid-in capital was increased by $13,000.

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

     During the nine months ended September 30, 1998, 5,469 of these restricted shares vested and 531 shares related to performance-based vesting did not vest and were forfeited. The vesting of the shares resulted in additional paid-in capital increasing by $11,000 because of income tax benefits related to the vesting. The forfeited shares were put in treasury increasing treasury stock by $25,000 and decreasing unamortized value of restricted stock issued by the same amount. Also during the nine months ended September 30, 1998, additional paid-in capital and unamortized value of restricted stock issued were each decreased by $445,000 for market price changes related to the shares that will vest based upon performance. In addition, unamortized value of restricted stock issued was decreased by $125,000 for charges to earnings associated with the amortization of the value of the restricted shares.

     In August, 1998 the Company initiated a program to repurchase up to 5% of its outstanding shares of common stock over a one-year period. Through September 30, 1998, 655,700 shares were purchased under the program. These shares were placed in treasury and increased treasury stock by $15,772,000.

     In addition, 38 shares of common stock held in treasury were reissued. These shares had a cost of $1,000 and their reissuance reduced additional paid-in capital and treasury stock by that amount.

     Through December 31, 1997 a reserve was established for estimated costs and losses associated with the disposition of certain divisions of a subsidiary serving the automotive industry that have been classi- fied as discontinued operations in the Company's financial statements. Charges against the reserve during the nine months ended September 30, 1998 totaled $3.8 million and were for items that corresponded to those considered in establishing the reserve. The net assets of discontinued operations as of September 30, 1998 were comprised of working capital, fixed assets and deferred income taxes. The remaining wind-down and liquidation of the discontinued operations is expected to be completed in 1998.

     The financial statements included in this report are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature.
Results for interim periods are not necessarily indicative of results to be expected for the full year.

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


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Results of Operations
                         ---------------------

     Consolidated revenues for the nine months and quarter ended September 30, 1998 were 3% and 2% higher, respectively, compared to the same periods a year ago. Operating profits for the nine months of 1998 were down from last year's nine months and essentially flat for the third quarter. Operations in 1998 reflect mixed market conditions with Temporary Services and Management Recruiters performing well and Technical Services and Information Technology Services being adversely affected by unsettled market conditions. Operating profit for the nine months and third quarter in 1998 was 4.8% and 5.6%, respectively, of revenues compared to 5.5% and 5.8%, respectively, for the nine months and third quarter of 1997.

     Technical Services' revenues for the nine months and third quarter of 1998 declined 3% and 5%, respectively, from last year's comparable periods. Results for 1997 included the operations of non-strategic businesses divested in the third quarter of 1997. Excluding the revenues of the divested businesses in 1997, nine months revenues in 1998 increased 2% and third quarter revenues were flat. Operating profit for the nine months and third quarter in 1998 was 3.7% and 4.5%, respectively, of revenues compared to 4.8% and 5.3%, respectively, for the nine months and third quarter in 1997. (The non-strategic businesses operating results did not have a material impact on margins in 1997.) Technical Services in 1998 was impacted by lower revenues and operating profit in its engineering business which is primarily focused on the petrochemical sector. This weakness had started to become evident early in 1997 and became more pronounced as the year progressed. The support cost structure related to technical staffing was higher in 1998 reflecting additional capacity put in place starting in 1997 to service existing and expected demand from customers. In the second quarter of 1998, Technical Services operating profit included restructuring costs and other non-recurring charges of $2.3 million. Of the total $2.3 million in non-recurring charges, restructuring costs were $1.4 million and were associated with realigning Technical Services' operations. The restructuring costs included separation costs of $500,000 for personnel in order to reduce future overhead support costs and $900,000 for the disposition of leasehold obligations for real estate no longer needed in the engineering business. The remaining $900,000 for non-recurring charges relate to healthcare costs associated with a self-insured program which has been replaced with an indemnity program and vacation pay costs resulting from the institution of a new compensation program. Approximately one-third of these costs remain unpaid as of September 30, 1998 and the Company expects that substantially all will be paid by the end of 1998. Technical Services operating profit for the nine months and third quarter of 1997 included a net gain of $2.1 million from the divestiture of the non-strategic businesses.

     Information Technology Services' revenues were up 13% for each of the nine months and third quarter of this year compared to last year. Operating profit margins for the nine months and third quarter of 1998 were 6.4% and 6.6%, respectively, compared to 7.3% and 7.0%, respectively, for the same periods in 1997. This segment also increased its support cost structure during 1997 to service existing and expected demand from customers. Revenue growth in 1998 did not keep pace with the additional support cost structure put into place starting in 1997.

     Temporary Services' revenues for the nine months and third quarter of 1998 were 11% and 5% higher, respectively, compared to the same periods a year ago. Operating profit margins for the nine months and third quarter of 1998 were 6.4% and 7.8%, respectively, vs. 5.9% and 6.6%, respectively, for the same periods in 1997. Demand for office/clerical services continued to be strong and Temporary Services has benefitted from its targeted expansion of services for legal and financial temporary staffing.

     Management Recruiters' revenues were up 22% for the nine months of this year and up 24% compared to last year's third quarter. Operating profit margins for the nine months and third quarter of 1998 were 20.0% and 19.5%, respectively, compared to 18.0% and 19.0%, respectively, for the same periods in 1997. The market for Management Recruiters' middle management search and recruiting services has remained strong and demand has been sustained.

     The third quarters of 1998 and 1997 include favorable pre-tax adjustments of $1.5 million and $400,000, respectively, resulting from annual actuarial studies of the Company's workers compensation liabilities.

     Interest expense in 1998 was lower than in 1997 because of lower levels of debt outstanding.

     The after-tax impact of the $2.1 million net gain recorded in 1997 by Technical Services was approximately $200,000 and includes a charge of approximately $600,000 for the minority interests participation in the gain.

     The nine months and third quarter of 1997 include a credit of $2 million from the reduction of income tax reserves that were no longer required. The effective income tax rates for the nine months of 1998 and 1997 (excluding the $2 million credit) were 40% and 41%, respectively.

     The wind-down and liquidation of the discontinued operations is continuing and is expected to be completed in 1998. Costs and losses incurred during the nine months ended September 30, 1998 of $3.8 million were charged against a reserve for discontinued operations established through December 31, 1997 for such costs and losses.

                              Year 2000
                              ---------

     Many existing computer systems use two digits to identify a year with the assumption that the first two digits of a year are "19." With the year 2000 approaching, computer systems that are not Year 2000 compliant will read the year 2000 as 1900 and malfunction. The Company's program to assess the extent of issues related to Year 2000 compliance and to develop and implement solutions for those issues is being directed by senior management with the Company's Chief Information Officer having primary responsibility for the coordination, remediation and implementation efforts. Designated personnel at the Company's headquarters and at each of the Company's operating locations have been assigned Year 2000 compliance responsibilities.

     The program is focused on internal information technology systems, computer-aided design systems, non-IT systems (purchased systems with embedded logic chips), facilities and the status of compliance by larger customers, suppliers and other key third parties. The program involves the following phases:

          Inventory
          Assessment and planning
          Remediation or replacement and testing
          Implementation

     The internal IT systems compliance issues are most critical and relate to the Company's financial systems, computer networks and communications systems and personnel recruiting and human resource systems. Corporate level personnel have responsibility to insure that these systems will be Year 2000 compliant as well as determining the status of compliance by larger customers, suppliers and other key third parties.

     Year 2000 compliance related to internal financial systems is being addressed in two ways. The Company has decided to replace its primary financial system with a state-of-the-art integrated enterprise-wide system. This decision was driven by the need for enhanced processing, control and reporting capabilities using current technologies. The new system will be Year 2000 compliant and is expected to be operational by third quarter, 1999. In addition, the existing primary system and other satellite systems are being evaluated for Year 2000 compliance and required remediation, testing and implementation are underway. These efforts are scheduled to be concluded by mid-1999.

     A Company-wide expansion and upgrade of its computer networks and communications systems has been underway since mid-1997. The roll out and implementation of the new platform, which is Year 2000 compliant, is scheduled to be completed by the end of first quarter, 1999.

     Personnel recruiting and human resource systems are being replaced by new systems developed through the end of 1997. These new systems are Year 2000 compliant and are in the process of being installed in the operating locations. The roll-out is scheduled to be completed during the second quarter, 1999.

     With respect to larger customers, suppliers and other key third parties, questionnaire surveys have been distributed for use in assessing their state of compliance in order to develop plans in case of non-compliance. Customers with whom there is electronic interchange of data are of primary focus to insure that both the Company and those customers are Year 2000 compliant with the standards established for such interchange.

     The approximate status for each of these areas follows:

                                           Remediation   Implementation
                            Assessment         or             and
                               and         replacement     projected
              Inventory      planning      and testing     completion
            -------------  -------------  -------------  --------------
Financial   Substantially  Substantially  Approximately
 systems      complete       complete      30% complete     Q3, 1999

                                           Remediation   Implementation
                            Assessment         or             and
                               and         replacement     projected
              Inventory      planning      and testing     completion
            -------------  -------------  -------------  --------------
Computer
 networks
 and
 communi-
 cations    Substantially  Substantially  Approximately
 systems      complete       complete      90% complete     Q1, 1999

Personnel
 recruit-
 ing and
 human
 resource   Substantially  Substantially  Substantially
 systems      complete       complete       complete        Q2, 1999

Larger      Approximately  Approximately       Not
 customers   80% complete   50% complete    applicable      Q2, 1999

Larger
 suppliers
 and        Approximately  Approximately       Not
 others      40% complete    0% complete    applicable      Q2, 1999

     The responsibility for identifying, assessing compliance issues and then implementing solutions for computer-aided design systems, non-IT systems, facilities and the status of compliance by local suppliers and third parties rests primarily with each operating office. Solutions for Year 2000 issues related to computer-aided design systems, non-IT systems and facilities will, of necessity, come from vendors and others providing the related services. The Company, however, needs to identify compliance issues and insure that remediation or replacement is accomplished. With respect to local suppliers and third parties, the Company has also distributed questionnaire surveys in order to assess their state of compliance in order to develop plans in case of non-compliance. The identification and assessment process is well underway with the expectation that solutions will be in place by second quarter, 1999.

     The cost of the Company's Year 2000 program is expected to be approximately $2 million all of which will be charged against operations. This amount does not include costs associated with the new financial system or the new personnel recruiting and human resource systems described above. These systems already were scheduled for implementation and their implementation was not accelerated because of Year 2000 issues. To date approximately $1 million has been spent on the Year 2000 program most of which relates to the remediation effort associated with the existing financial systems.

     The Company believes that its program to address Year 2000 compliance is on schedule for completion before the end of 1999. However, there can be no assurance that there will be no material impact as a result of Year 2000 issues, particularly considering the dependence
and interdependence that exists with third parties and that   resources
for remediation and replacement may not be available in the time frame required. Since the Company has a greater level of control over implementing solutions to Year 2000 issues relating to its internal systems, it is more likely that adverse impacts on the Company could originate with third parties than the Company's inability to have its internal systems Year 2000 compliant. If issues related to internal systems or those related to third parties are not resolved before the end of 1999, the consequences to the Company would be material.

    The Company is waiting to develop a most reasonably likely worst case Year 2000 scenario until additional information and insight is obtained primarily from third parties. At the appropriate time but not later than mid-1999, the Company will determine the extent to which contingency plans are required.

                         Financial Condition
                         -------------------

     The ratio of current assets to current liabilities was 2.1 to 1 as of September 30, 1998 and 2.4 to 1 as of December 31, 1997. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 9% as of September 30, 1998. No long-term debt was outstanding as of December 31, 1997.

     During the nine months ended September 30, 1998, the Company made a number of acquisitions in which it invested $23,806,000. These acquisitions were accounted for using the purchase method. Assets acquired totaled approximately $26 million including $22 million of goodwill. These acquisitions did not have a significant effect on the results of operations for the nine months and quarter ended September 30, 1998.

     In August, 1998 the Company initiated a program to repurchase up to 5% of its outstanding shares of common stock over a one-year period. Through September 30, 1998, 655,700 shares costing $15,772,000 were purchased under the program.

     The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company's businesses.

                       New Accounting Standards
                       ------------------------

     The Company has adopted Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. The amount of cost capitalized is approximately $8 million through September 30, 1998.

     In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for periods beginning after December 15, 1997 with initial implementation required in financial statements for the annual period ending after December 15, 1997. This Statement affects reporting in financial statements only and will not have impact upon results of operations, financial condition or liquidity. The Company will adopt the standards established by this Statement as required.

     In February, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits.
Statement No. 132 supersedes several previously issued Statements and establishes revised standards for disclosures surrounding pensions and other postretirement benefits. Statement No. 132 is effective for years beginning after December 15, 1997. This Statement affects reporting in financial statements only and will not have impact upon results of operations, financial condition or liquidity. The Company will adopt the standards established by this Statement as required.

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

                      Forward-looking Information
                      ---------------------------

     Certain information in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as competitive market pressures, material changes in demand from larger customers, availability of labor, the

Company's performance on contracts, changes in customers' attitudes toward outsourcing, government policies adverse to the staffing industry, changes in economic conditions, unforeseen events associated with divestiture of discontinued operations, delays or unexpected costs in making modifications to existing software and converting to new software to resolve issues related to Year 2000 and failure of third parties to provide Year 2000 compliant products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

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

               l. Employment Agreement effective January 1, 1998 by and between Registrant and Joseph R. Seiders, incorporated herein by reference to the Regis-trant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               m. CDI Corp. 1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the EDGAR filing made by the Registrant on April 3, 1998 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on May 5, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               n. CDI Corp. Performance Share Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               o. CDI Corp. Management Stock Purchase Plan, incor-porated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            27.      Financial Data Schedule.

     (b) During the quarter ended September 30, 1998 the Registrant filed a Form 8-K to report that its Board of Directors, on on August 3, 1998, had approved a program to repurchase up to 5% of the Registrant's outstanding common stock over a one-year period.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              CDI CORP.
                                --------------------------------------



November 12, 1998               By: /s/ John D. Sanford
                                --------------------------------------
                                JOHN D. SANFORD
                                Executive Vice President and Chief
                                Financial Officer
                                (Duly authorized officer and
                                principal financial officer of
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

10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   b. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   c. Employment Agreement dated March 11, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant s definitive Proxy Statement for its annual meeting of share-holders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   d. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   e. Employment Agreement, Restricted Stock Agreement and Non-Qualified Stock Option Agreement all dated August 4, 1997, by and between Registrant and Robert J. Mannarino, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

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

27.       Financial Data Schedule.                                  23