Form 10-K405
period 1998-12-31
CDI CORP
filed 1999-03-17
CIK 18396

                  SECURITIES AND EXCHANGE COMMISSION                  1
                        Washington, D.C. 20549
                              FORM 10-K
       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1998
                                 -----------------
                                 OR
       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
       For the transition period from             to
                                      ------------  ------------
       Commission file number 1-5519
                              ------
                                CDI CORP.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

         Pennsylvania                              23-2394430
-------------------------------         -------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
 incorporation or organization)                     Number)

1717 Arch Street, 35th Floor, Philadelphia, PA               19103-2768
----------------------------------------------               ----------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (215) 569-2200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common stock, $.10 par value            New York Stock Exchange
----------------------------     --------------------------------------
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
     Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                    [X]
     The aggregate market value as of February 22, 1999 of voting stock of the Registrant held by shareholders other than executive officers, directors or known beneficial owners of 10% or more of such stock of the Registrant was:
     Common stock, $.10 par value                  $231,717,000
     Class B common stock, $.10 par value          Not applicable
     The outstanding shares of each of the Registrant's classes of common stock as of February 22, 1999 were:
     Common stock, $.10 par value                  19,013,842 shares
     Class B common stock, $.10 par value          None
                   DOCUMENTS INCORPORATED BY REFERENCE
                                                 Part of Form 10-K into
               Documents                            which incorporated
               ---------                         ----------------------
     Proxy Statement for Annual Meeting
      of Shareholders to be Held April 29, 1999         Part III



                               PART I

Item 1.   BUSINESS.

OPERATING SEGMENTS

     The following table sets forth (in thousands) the revenues and earnings from continuing operations before income taxes and minority interests attributable to the continuing operations of the operating segments of the Registrant and its consolidated subsidiaries during the years indicated and the assets attributable to each segment as of the end of each such year.
                                          Years ended December 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Revenues
--------
Information Technology Services      $   320,599    285,105    211,766
Technical Services                       898,736    927,609    920,955
Management Recruiters                    112,217     93,540     78,954
Todays Staffing                          208,993    190,504    163,206
                                       ---------  ---------  ---------
                                     $ 1,540,545  1,496,758  1,374,881
                                       =========  =========  =========
Earnings from continuing
operations before income
taxes and minority interests
----------------------------
Operating profit
  Information Technology Services    $    21,278     21,454     15,216
  Technical Services                      33,059     41,653     47,322
  Management Recruiters                   22,813     17,059     11,003
  Todays Staffing                         13,946     11,005      8,552
  Corporate expenses                     (14,986)   (12,053)    (8,398)
                                       ---------  ---------  ---------
                                          76,110     79,118     73,695
Interest expense                           1,384      2,337      3,451
                                       ---------  ---------  ---------
                                     $    74,726     76,781     70,244
                                       =========  =========  =========
Assets
------
Information Technology Services      $    89,693     69,583     57,629
Technical Services                       237,285    193,206    185,744
Management Recruiters                     36,355     25,682     20,370
Todays Staffing                           52,730     40,855     33,690
Corporate                                 14,399      7,309      5,484
Net assets of discontinued
 operations                                5,352     12,202     37,257
                                       ---------  ---------  ---------
                                     $   435,814    348,837    340,174
                                       =========  =========  =========


     The automotive developmental engineering division of a subsidiary and the automotive manufacturing technology division of the subsidiary have been substantially disposed of pursuant to plans of disposition. These divisions are classified as discontinued operations in the Company's financial statements.

INFORMATION TECHNOLOGY SERVICES

     The Registrant's Information Technology Services operating segment provides staffing, managed staffing, project outsourcing and functional outsourcing services in the information technology markets.

     In providing its staffing services, the segment recruits and hires personnel and provides these personnel to customers on a contract or project basis. Customers use the segment's personnel to develop, design and maintain information systems.

     In managed information technology staffing, the segment not only provides the personnel but also manages the customer's entire information technology contract staffing needs. When providing managed staffing services, the segment frequently establishes a branch office at one or more of the customer's local facilities, staffs it with management personnel from the segment, and ties that branch into the segment's business systems. In some instances, managed information technology staffing services also include the coordination of contract employees assigned to the customer from other staffing companies.

     In information technology outsourcing, the segment assumes certain responsibilities for a service or a deliverable. Outsourcing services are focused on distributed systems management, applications development and maintenance support, help desk solutions and PC support. In most instances, these outsourcing services are located on site at the customer's premises.

     The segment's activities related to Year 2000 issues represent only a small component of the segment's services.

     During the year ended December 31, 1998, Information Technology Services provided services to several hundred customers. Historically, much of its business has been performed for large industrial corporations, but the segment has begun to penetrate non-industrial fields such as banking and financial services. Customers are geographically dispersed. Managed staffing and outsourcing services are concentrated among a small number of these customers, which tend to be among the largest U.S. corporations. In 1998 and 1997, one large industrial corporation comprised approximately 30% of Information Technology Services' total revenues.

     The segment's employees are hired by the segment and assigned to work for a customer. The period of assignment depends upon the duration of the need for the skills of an individual employee. At the end of an assignment, an employee is either reassigned within the current customer, is assigned to perform services with another customer, or employment is terminated.

     Information Technology personnel are attracted to this type of employment by the opportunity to work on "state-of-the-art" projects and by the geographic and industry diversity of projects. In addition, personnel may be compensated at higher hourly rates than the hourly rate equivalent paid to personnel with similar backgrounds and experience employed by the segment's customers.

     Information Technology Services personnel are on Information Technology Services' payroll and are subject to its administrative control. The customer retains technical and supervisory control. When the segment provides managed staffing services, the segment may provide additional administrative supervision for its employees.

     The ability of Information Technology Services to find and hire personnel with the capabilities required by customers is critical to its operations. During periods of high demand for specific skills, it is not uncommon for Information Technology Services to experience pressure to pay higher wage rates or lose employees to competitors who will pay such rates in an attempt to attract personnel with the required skills. To assist in fulfilling its personnel needs, a computerized retrieval system facilitates the rapid selection of resumes on file so that customers' requirements are filled quickly.

     Information Technology personnel of virtually every skill level are currently in high demand. This level of demand is expected to remain high for the next several years. The segment's greatest challenge is finding and retaining qualified information technology professionals. Consequently, the segment is employing aggressive recruiting methods and is enhancing its benefits for these professionals.

     Pricing under most contracts between Information Technology Services and its customers is based on prevailing hourly rates of pay. Contracts generally do not obligate the customer to pay for any number of hours. Both the customer and the segment have the right to terminate the contract, usually on short notice. Similarly, Information Technology Services maintains the right to terminate employees at will. Some customer contracts contain limitations on the maximum cost to the customer expressed either in a dollar amount or a maximum number of worker hours to be provided.

     Information Technology Services operates through a network of approximately 44 sales and recruiting offices located in major markets throughout the United States.




     Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of price, value added services and prior performance. Many times customers grant multi-vendor contracts.

     Industry analysts estimate the market for the Technical/Informa-tion Technology sector of the staffing industry to be approximately $18 billion. The Company's Information Technology Services and Technical Services segments operate in this sector of the staffing industry. No single company or small group of companies is dominant. Competition in the industry is intense from national, regional and local companies, some of which serve only selected markets.

TECHNICAL SERVICES

     The Registrant's Technical Services operating segment provides staffing, managed staffing, outsourcing and consulting services in engineering and other technical fields.

     In providing its staffing services, the segment recruits and hires personnel and provides these personnel to customers on a contract or project basis. Customers use the segment's personnel for expansion programs, to staff special projects and to meet peak period manpower needs.

     In managed technical staffing, the segment not only provides the personnel but also manages the customer's entire contract staffing needs. When providing managed staffing services, the segment frequently establishes a branch office at one or more of the customer's facilities, staffs it with management personnel from the segment, and ties that branch into the segment's business systems. In some instances, managed staffing services also include the coordination of contract employees assigned to the customer from other staffing companies.

     In technical outsourcing, the segment usually takes over a customer's entire technical department, staffing the department with technical personnel and managing the production of the department's output. In most instances, the managed department is located on site at the customer's premises, but in some cases the customer may prefer an off-site location, and in this case the segment might be called upon to furnish the site as well as to furnish the computer systems needed to support the operations. The segment sometimes maintains stand-alone operations which provide off-site services to multiple customers.

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



     During the year ended December 31, 1998, Technical Services provided services to approximately 3,000 customers. Much of its business is performed for large multi-national manufacturing companies in the aircraft/aerospace, automotive, hydrocarbon/petrochemical, construction, electronics, industrial equipment, marine, telecommunications, pharmaceuticals and other fields. Customers are geographically dispersed. Managed staffing, outsourcing and consulting services are concentrated among a small number of these customers, which tend to be among the largest U.S. industrial corporations.

     During the year ended December 31, 1998, approximately 2% of the Registrant's consolidated revenues were derived directly from prime contracts with the United States Government, and an additional approximately 15% of the consolidated revenues were derived from subcontracts on United States Government work. Much of the Government business is defense related. Nearly all of the Registrant's United States Government related work is performed by the Technical Services segment.

     Services are performed in customers' facilities ("in-customer") and in Technical Services' own facilities ("in-house") depending upon industry practice and the needs and preferences of customers. During the year ended December 31, 1998, approximately 85% of the segment's revenues were generated through in-customer work with the remaining 15% generated in-house.

     In-customer staffing employees are hired by the segment and assigned to work for a customer. The period of assignment depends upon the duration of the need for the skills of an individual employee. At the end of an assignment, an employee is either reassigned within the current customer, is assigned to perform services with another customer, or employment is terminated.

     Technical personnel are attracted to this type of employment by the opportunity to work on "state-of-the-art" projects and by the geographic and industry diversity of projects. In addition, personnel may be compensated at higher hourly rates than the hourly rate equivalent paid to personnel with similar backgrounds and experience employed by the segment's customers.

     When performing services on an in-customer basis, Technical Services personnel are on Technical Services' payroll and are subject to its administrative control. The customer retains technical and supervisory control. When the segment provides managed staffing services, the segment may provide additional administrative supervision for its employees.

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

     Pricing under most contracts between Technical Services and its customers is based on prevailing hourly rates of pay. Contracts generally do not obligate the customer to pay for any fixed number of hours. Both the customer and the segment have the right to terminate the contract, usually on short notice. Similarly, Technical Services maintains the right to terminate employees at will. Some customer contracts contain limitations on the maximum cost to the customer expressed either in a dollar amount or a maximum number of worker hours to be provided.

     Technical Services operates through a network of approximately 179 sales and recruiting offices and in-house facilities located in major markets throughout the United States (160 offices) and in Canada (6 offices) and the United Kingdom (13 offices).

     Marketing activities are conducted by divisional and regional management to ascertain opportunities for Technical Services in specific geographic loca-tions. Each office assists in identifying the potential markets for services in its geographic area, and develops that market through personal contact with prospective and existing customers. Additionally, Technical Services' operating management stays abreast of emerging demand for services so that efforts can be expanded or redirected to take advantage of potential business either in established or new marketing areas.

     Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of price, value added services and prior performance. Many times customers grant multi-vendor contracts.

     Industry analysts estimate the market for the Technical/ Information Technology sector of the staffing industry to be approximately $18 billion. The Company's Technical Services and


Information Technology Services segments operate in this sector of the staffing industry. The Registrant believes that it is one of the largest companies providing technical services in this sector of the market, but that neither it nor any small group of companies is dominant. Competition in the industry is intense from national, regional and local companies, some of which serve only selected markets.

MANAGEMENT RECRUITERS

     The Registrant's Management Recruiters operating segment recruits executive, management, professional, technical, sales and clerical personnel for permanent employment positions. Candidates are recruited for many different capacities including accounting, finance, administrative, information technology, engineering, managerial, personnel, production, research and development, sales, supervision and technical.

     Fees for placement services paid by the employers are generally a percentage of the annual compensation to be paid to the new employee. Fees are paid on a retainer basis or after a qualified candidate has been hired and remains employed for a trial period, generally 30 days. On large, multiple placement projects, Management Recruiters is engaged on a retainer basis for up to a year in duration.

     Management Recruiters also provides professional, executive, middle management and clerical personnel on a temporary basis, at times with the objective of permanently placing such personnel with the customer-employer. Management Recruiters employs these temporary personnel.

     As of December 31, 1998 Management Recruiters had 733 franchised offices and 46 company-owned offices providing services to both large and small employers in virtually all industries. The broad geographic scope of operations enables franchisees and company-owned offices to provide nationwide recruiting and matching of employers with job candidates. The network utilizes an inter-office referral system on both national and regional levels which enables offices to cooperate in fulfilling a customer's requirements.

     Franchisees pay an initial fee approximating $60,000 to acquire a franchise. The fee is designed to cover the cost of establishing and bringing a new franchise into the system. Franchisees also pay ongoing royalties based on a percentage of the franchisee's placement fees. Franchisees benefit from Management Recruiters' expertise in the business, and from its national marketing, public relations and advertising campaigns. Further, they receive extensive pre-opening training and start-up assistance on site. Franchisees also have the right to use Management Recruiters' trade names, trademarks, the inter-office referral system, operating techniques, advertising materials, sales programs, video and live interactive training programs, computer programs, intranet system, manuals and forms.



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

TODAYS STAFFING

     The Registrant's Todays Staffing operating segment provides clerical, secretarial, office support, legal, financial and a small number of semi-skilled light industrial personnel to customers on a temporary basis. Direct hire services are offered in the professional segment of legal and financial. The segment recruits and hires the personnel and provides these personnel to the customer on a contract or project basis. In managed staffing, the segment not only provides the personnel but also manages the customer's entire contract staffing needs.

     Customers retain Todays Staffing to meet peak period manpower needs, to temporarily replace employees on vacation and to staff special projects. During the year ended December 31, 1998, these services were provided to over 10,000 customers.

     Services are performed in customers' facilities by Todays Staffing employees who are hired to work on customers' projects. The period of assignment depends upon the duration of the need for the skills possessed by an individual employee. At the end of an assignment, an employee is either reassigned within the current customer, is assigned to perform services with another customer, or employment is terminated. Todays Staffing personnel are on Todays Staffing payroll and are subject to its administrative control. The customer retains supervisory control and responsibility for the performance of the employee's services. The ability of Todays Staffing to locate and hire personnel with capabilities required by customers is critical to its opera-tions.

     Pricing is based on prevailing hourly rates of pay, and arrange-ments with the customer generally do not obligate the customer to pay for any fixed number of hours. Both the customer and the segment have the right to terminate services, usually on short notice. Similarly, Todays Staffing maintains the right to terminate employees at will.

     Todays Staffing operates through a network of approximately
126 sales and recruiting offices, 16 of which are franchised, situated in the United States (114 offices) and Canada (12 offices). Each office is responsible for determining the potential market for services in its geographic area and developing that market through personal contact with prospective and existing customers.



     Revenues from both company and franchised offices are reflected in the segment's revenues. Todays Staffing employs all of the temporary personnel, including those recruited by the franchised offices, and also bears the responsibility for billing services to customers and for collection of billings. Franchisees are responsible for selling services to customers, recruiting temporary personnel and for administrative costs. Franchisees are paid by Todays Staffing a portion of the gross profit on their accounts.

     The segment competes with large national companies and many smaller companies in regional and local markets. The market for the Todays Staffing segment is estimated by industry analysts to be approximately $17 billion.

EMPLOYEES

     At December 31, 1998 the Registrant had approximately 31,000 employees. The Registrant believes that its relations with its employees are generally good.





Item 2.   PROPERTIES.

     The Information Technology Services operating segment has approximately 44 facilities throughout the United States, occupying a total of approximately 150,000 square feet of space. Most of the space is devoted to sales, marketing and administrative functions, and a small portion is used for in-house operations. The facilities are leased under terms generally extending up to five years.

     The Technical Services operating segment has approximately 179 facilities throughout the United States (160 offices) and in Canada (6 offices) and overseas (13 offices), occupying a total of approximately 900,000 square feet of space. Approximately 300,000 square feet is devoted to in-house technical services and the balance to sales, marketing and administrative functions. The facilities are leased under terms generally extending up to five years.

     The Management Recruiters operating segment occupies approximately 150,000 square feet of office space at 46 locations, primarily for its company-owned permanent placement offices. These facilities are leased for varying terms, the majority of which extend up to five years. Management Recruiters also had 733 franchised offices. Franchisees enter into their own leases for which the segment assumes no obligation.





     The Todays Staffing operating segment occupies approximately 200,000 square feet of office space at approximately 110 locations for its company-owned temporary services offices. These facilities are leased for varying terms generally extending up to eight years. Todays Staffing also has 16 franchised offices. Franchisees enter into their own leases for which the segment assumes no obligation.

     The Registrant's corporate headquarters are located in Philadelphia, Pennsylvania where office space of approximately 50,000 square feet is leased.





Item 3.   LEGAL PROCEEDINGS.

     Not Applicable.





ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.









                             PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     Stock price and other information regarding the Registrant's common stock is for the years ended December 31, 1998 and 1997. The Registrant's common stock is traded on the New York Stock Exchange.

                                      1998                 1997
                               ------------------   ------------------
                                 High      Low        High      Low
                               --------  --------   --------  --------
First quarter                  47-15/16  40-3/8     37-3/8    27-3/4
Second quarter                 43-5/8    26-1/4     43-3/4    35
Third quarter                  27-1/16   21-15/16   42-11/16  33-1/4
Fourth quarter                 26-7/8    15         45-3/4    36-15/16

     No cash dividends were declared during the years ended December 31, 1998 and 1997. The Company has no present intention of paying cash dividends during the year ending December 31, 1999.

     Shareholders of record on February 22, 1999 numbered 562.  The
562 counts each street name account as one shareholder, when, in fact, such an account may represent multiple owners. Taking into account such multiple owners, the total number of shareholders approximated 6,000.



Item 6.   SELECTED FINANCIAL DATA.

     Following is Selected Financial Data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. The data presented is in thousands, except for per share data.

                          1998      1997      1996      1995     1994
                        --------- --------- --------- --------- -------
Earnings Data
-------------
Revenues              $ 1,540,545 1,496,758 1,374,881 1,202,936 952,583

Earnings from
 continuing
 operations           $    44,239    46,934    42,470    31,185  17,570

Discontinued
 operations                 1,338    (9,322)  (11,072)  (26,046)  4,801
                        --------- --------- --------- --------- -------
Net earnings          $    45,577    37,612    31,398     5,139  22,371
                        ========= ========= ========= ========= =======

Basic earnings per
 share:
  Earnings from
   continuing
   operations         $      2.25      2.36      2.14      1.58     .89
  Discontinued
   operations         $       .07      (.47)     (.56)    (1.32)    .24
  Net earnings        $      2.32      1.89      1.58       .26    1.13
Diluted earnings
 per share:
  Earnings from
   continuing
   operations         $      2.25      2.36      2.14      1.57     .89
  Discontinued
   operations         $       .07      (.47)     (.56)    (1.31)    .24
  Net earnings        $      2.32      1.89      1.58       .26    1.13

Cash dividends        $         -         -         -         -       -



Balance Sheet Data
------------------
Total assets          $   435,814   348,837   340,174   323,563 278,969
Long-term debt        $    35,059         -    48,866    67,865  58,798
Shareholders' equity  $   241,089   215,792   176,932   145,369 138,877



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of operations, year ended December 31, 1998 vs. year ended December 31, 1997
------------------------------------------------------------------
     Consolidated revenues advanced 3% over the prior year. Results in 1997 included the operations of non-strategic businesses divested in the third quarter of 1997. Excluding the revenues of the divested businesses in 1997, which totaled $36 million, revenues in 1998 increased 5%. Operating profit margin from continuing operations was 4.9% in 1998 compared to 5.3% in 1997. Operating results of the non-strategic businesses did not have a material impact on operating margin in 1997.

     Technical Services' revenues, which in 1998 represented 58% of the Company's consolidated revenues, decreased 3% from the prior year. Results in 1997 included the operations of non-strategic businesses divested in the third quarter of 1997. Excluding the revenues of the divested businesses in 1997, revenues in 1998 increased 1%. Technical Services' customer base consists principally of large multi-national manufacturing companies in a variety of industries including aircraft/ aerospace, automotive, hydrocarbon/petrochemicals, construction, electronics, industrial equipment, marine, telecommunications and pharmaceuticals. Beginning in late 1997 and continuing throughout 1998, many of Technical Services' customers experienced difficult business conditions due to factors ranging from turbulent international market conditions to delayed new product introductions and inventory imbalances. Demand from electronics and hydrocarbon/ petrochemical customers in particular was down in 1998, offset by growth in automotive, construction and industrial equipment.

     Operating profit margins for Technical Services were 3.7% in 1998 compared to 4.5% in 1997. Entering 1998, the Company's support structure related to technical staffing reflected anticipated growth in demand for services in 1998. When increased demand did not materialize in the first quarter, 1998, the Company took steps to realign the technical staffing support structure. These steps included downsizing the Technical Services overhead structure. In the second quarter of 1998, Technical Services' operating profit included reorganization costs and other non-recurring charges of $2.3 million. Of the total $2.3 million, reorganization costs were $1.4 million and were associated with realigning and downsizing the Technical Services support structure. The reorganization costs included separation costs of $500,000 for personnel reductions and $900,000 for the disposition of leasehold obligations for real estate no longer needed in the engineering business. The remaining $900,000 in non-recurring charges related to healthcare costs associated with a self-insured medical program, which has been replaced with an indemnity program, and vacation pay costs resulting from the implementation of a new compensation program. Substantially all of the reorganization and non-recurring costs were paid during 1998. Technical Services operating profit in 1997 included a net gain of $2.1 million from the divestiture of non-strategic businesses in the third quarter, 1997.

     Information Technology Services segment revenue, which represented 21% of the Company's consolidated revenues, grew 12% over the prior year. Prior to 1998, the Company's Information Technology Services business was operationally integrated with, and served the same customer base as Technical Services. While continuing to grow, the Information Technology Services growth rate slowed in 1998 as its manufacturing-oriented customer base experienced a slow-down in business during the year. To facilitate development of a distinct business strategy and to better serve its customers, during the second and third quarters of 1998, the Company created a discrete operating unit for Information Technology Services to focus on a more diverse customer base to include new IT-intensive industries and to increase sales of its value-added project and functional outsourcing.

     Operating profit margins for Information Technology Services were 6.6% in 1998 compared to 7.5% in 1997. Entering 1998, the Company's support structure related to information technology staffing reflected anticipated growth in demand for services in 1998. Revenue growth in 1998 did not keep pace with the additional support cost structure resulting in a deterioration in operating margin.

     Each of the Technical Services segment's and Information Technology Services segment's many contracts is individually price negotiated, and as a result the price-to-direct cost mix is constantly changing. The cost structure of both segments is generally variable. In periods of substantial increases in revenues, operating profit margins can widen because the segments can take advantage of certain economies of scale in the support cost structure. Conversely, in periods of declining demand, operating results can deteriorate quickly because realization of cost savings typically lags implementation of downsizing and cost reduction programs.

     Todays Staffing's revenues, which in 1998 represented 14% of the Company's consolidated revenues, grew 10% over the prior year in response to continued demand for office/clerical and professional temporary services. Operating profit margins for Todays Staffing were 6.7% in 1998 compared to 5.8% in 1997. The improvement in operating profit margin reflects a reduction in the percentage of high volume, low margin managed staffing business, and an increase in higher margin legal and financial staffing. The Todays Staffing segment is not capital intensive.

     Management Recruiters' revenues, which in 1998 represented 7% of the Company's consolidated revenues, grew 20% over the prior year in response to continued strong demand for middle management search and recruiting services. Operating profit margins for Management Recruiters were 20.3% in 1998 compared to 18.2% in 1997 reflecting strong demand for search and recruiting services and performance improvements at the company-owned operations. The segment is generally not price sensitive and it is not capital intensive.

     At the end of 1996, after investigating strategic alternatives for the automotive developmental engineering division of a subsidiary, the Company adopted a plan to dispose of that division. During 1997 the Company attempted to sell this division but was unsuccessful due to deteriorating market conditions. As a consequence, the Company undertook to liquidate the division by winding down contracts with customers and disposing of assets.

     In the fourth quarter, 1997, an addition to the loss reserve for discontinued operations of $14 million ($9 million after taxes) was recorded. This adjustment primarily reflected fully reserving a disputed receivable related to a major automotive developmental engineering contract on which work was terminated in late 1996. Additional reserves were also provided for operating losses through the final wind-down of the business. Liquidation of the division was substantially complete at the end of 1998.

     In the fourth quarter, 1998 a gain of $2 million ($1 million after taxes), was recorded reflecting lower than anticipated costs related to the wind-down of the discontinued operations and greater realization in disposal of assets than expected. Negotiations to settle the disputed receivable that was fully reserved in 1997 are ongoing and may result in some recovery.

     Interest expense was $1.4 million in 1998 compared to $2.3 million in 1997 reflecting lower levels of debt outstanding.

     Full year 1997 results reflect a credit of $2 million, recorded in the third quarter, 1997, from the reduction of income tax reserves no longer required.

     During the year ended December 31, 1998 the Company made a number of acquisitions in Technical Services, Todays Staffing and Management Recruiters in which it invested $39,138,000. The acquisitions were accounted for using the purchase method. Goodwill acquired amounted to $36,322,000 and is being amortized on the straight-line method over fifteen and twenty years. These acquisitions did not have a significant effect upon reported earnings for 1998.

Results of Operations, year ended December 31, 1997 vs. year ended December 31, 1996
------------------------------------------------------------------
     Consolidated revenues increased 9% over the prior year. Operating profit margin from continuing operations was 5.3% in 1997 compared to 5.4% in 1996.



     Technical Services' revenues, which in 1997 represented 62% of the Company's consolidated revenues, increased 1% from the prior year.
Technical Services' growth in project and managed staffing revenue during the year was driven primarily by strength in the aircraft/ aerospace and electronics markets offset by lower revenue from telecommunications. Technical Services staffing revenue growth was offset by weakness in the Company's engineering business, which was focused primarily on the petrochemical sector, and the impact of the divestiture of non-strategic operations including the Company's aircraft maintenance staffing business, wastewater treatment business and the light industrial staffing operations of the Company's United Kingdom based subsidiary. The annualized revenue from divested operations totaled $36 million.

     Operating profit margins for Technical Services were 4.5% in 1997 compared to 5.1% in 1996. The decline in operating margins primarily reflected weakness in the Company's engineering business. Technical
Services' operating profit in 1997 included an approximately $2 million pre-tax gain, recorded in the third quarter, from the divestiture of non-strategic operations. The after tax impact on earnings from continuing operations of the gain was approximately $300,000 and included a charge of approximately $600,000 for the minority interests' participation in the gain.

     Information Technology Services segment revenue, which represented 19% of the Company's consolidated revenues, grew 35% over the prior year in response to continued strong demand for information technology professionals throughout American business. Operating profit margins for Information Technology Services were 7.5% in 1997 compared to 7.2% in 1996.

     Todays Staffing revenues, which in 1997 represented 13% of consolidated revenue, grew 17% over the prior year in response to strong demand for office/clerical temporary services. As a result, operating profit margins for Todays Staffing were 5.8% in 1997 compared to 5.2% in 1996.

     Management Recruiters' revenues, which in 1997 represented 6% of consolidated revenue, grew 18% over the prior year in response to strong demand
for middle management search and recruiting services.    Operating profit
margins for Management Recruiters were 18.2% in 1997 compared to 13.9% in 1996 due to the strong demand for search and recruiting services and performance improvements at the company-owned operations.

     Fourth quarter 1996 discontinued operations included a reserve of $16 million ($11 million after taxes) for estimated losses on discontinuing the automotive developmental engineering division and for estimated losses from operations of that discontinued business.
Offsetting the fourth quarter 1996 reserve was a gain of $7 million ($5 million after taxes) resulting from revisions of certain reserves set aside at the end of 1995 for estimated losses associated with discontinuing the automotive manufacturing technology division. In the fourth quarter 1997, an addition to the loss reserve for discontinued operations of $14 million ($9 million after taxes) was recorded. This adjustment primarily resulted from an additional reserve related to a major automotive developmental engineering contract on which work was terminated in late 1996. Negotiations to settle this project continued throughout 1997. The adjustment also included additional reserves for operating losses through the final wind-down of the businesses.

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

     Year 2000 compliance related to internal financial systems is being addressed in two ways. First, the Company is replacing its primary financial system with a state-of-the-art integrated enterprise-wide system. The new system will provide enhanced processing, control and reporting capabilities. The new system will be Year 2000 compliant and is expected to be operational by third quarter, 1999. Second, the existing primary system and other satellite systems are being evaluated for Year 2000 compliance and required remediation, testing and implementation are underway. These efforts are scheduled to be concluded by mid-1999.



     A Company-wide expansion and upgrade of its computer networks and communications systems has been underway since mid-1997. The roll out and implementation of the new platform, which is Year 2000 compliant, is scheduled to be completed by the end of first quarter, 1999.

     Personnel recruiting and human resource systems are being replaced by new systems which were developed prior to the end of 1997. These new systems are Year 2000 compliant and are in the process of being installed in the operating locations. The roll-out is scheduled to be completed during the second quarter, 1999.

     With respect to larger customers, suppliers and other key third parties, questionnaire surveys have been distributed for use in assessing their state of compliance in order to develop plans in case of non-compliance. Customers with whom there is electronic interchange of data are of primary focus to ensure that both the Company and those customers are Year 2000 compliant with the standards established for such interchange.

     The approximate status for each of these areas follows:

                                           Remediation   Implementation
                            Assessment         or             and
                               and         replacement     projected
              Inventory      planning      and testing     completion
            -------------  -------------  -------------  --------------
Financial   Substantially  Substantially  Approximately
 systems      complete       complete      67% complete     Q3, 1999

Computer
 networks
 and
 communi-
 cations    Substantially  Substantially  Approximately
 systems      complete       complete      95% complete     Q1, 1999

Personnel
 recruit-
 ing and
 human
 resource   Substantially  Substantially  Substantially
 systems      complete       complete       complete        Q2, 1999

Larger      Substantially  Approximately       Not
 customers    complete      70% complete    applicable      Q2, 1999

Larger
 suppliers
 and        Substantially  Approximately       Not
 others       complete      50% complete    applicable      Q2, 1999



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

     The cost of the Company's Year 2000 program is expected to be approximately $2 million, all of which will be charged against operations. This amount does not include costs associated with the new financial system or the new personnel recruiting and human resource systems described above. These systems already were scheduled for implementation and their implementation was not accelerated because of Year 2000 issues. As of December 31, 1998 approximately $1.3 million has been spent on the Year 2000 program, most of which relates to the remediation effort associated with the existing financial systems.
Expenditures through December 31, 1998 on the new financial system and the new personnel recruiting and human resource systems were $11.6 million. It is anticipated that an additional $7 million will be invested in these new systems during 1999.

     The Company believes that its program to address Year 2000 compliance is on schedule for completion before the end of 1999. However, there can be no assurance that there will be no material impact as a result of Year 2000 issues, particularly considering the dependence and interdependence that exists with third parties and that resources for remediation and replacement may not be available in the time frame required. Since the Company has a greater level of control over implementing solutions to Year 2000 issues relating to its internal systems, it is more likely that adverse impacts on the Company could originate with third parties rather than with the Company's inability to have its internal systems Year 2000 compliant. If issues related to internal systems or those related to third parties are not resolved before the end of 1999, the consequences to the Company would be material.

    The Company will develop a most reasonably likely worst case Year 2000 scenario when additional information and insight is obtained, primarily from third parties. The Company will determine the extent to which contingency plans are required no later than mid-1999.

Inflation
---------
     The Technical Services, Information Technology Services and Todays Staffing segments' services are priced generally in close relationship with direct labor costs. Management Recruiters' middle management search services are priced as a function of salary levels of job candidates. In recent years inflation has not been a meaningful factor.

Liquidity and Capital Resources
-------------------------------
     Expansions and contractions in the levels at which the Company's businesses operate directly affect consolidated working capital, which in turn has a direct relationship to total capital employed because of the high concentration of total assets represented by current assets. Working capital, associated with continuing operations, increased in 1998 because of an increase in the collection cycle for accounts receivable and an increase in the levels of business at which the Company was operating. This level of business activity includes increased billings to customers for subcontract labor for which the Company does not reflect revenues. However, such billings are included in accounts receivable. The ratio of current assets to current liabilities was 2.3 to 1, 2.4 to 1, and 2.7 to 1 as of December 31 1998, 1997, and 1996,
respectively. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) as of December 31, 1998 and 1996 was 13% and 22%, respectively. The Company had no long-term debt as of December 31, 1997.

     In August, 1998 the Company initiated a program to repurchase up to 5% of its outstanding shares of common stock over a one-year period. Through December 31, 1998, 889,700 shares were purchased under the program. Aggregate cost for the shares repurchased was $20,478,000.

     The Company's main sources of liquidity have been from operations and from borrowings, including a revolving credit agreement and short-term lines of credit with banks. The revolving credit agreement provides for borrowings of up to $100 million. Since the revolving credit agreement and short-term lines of credit are all priced at floating rates of interest, the Company is subjected to market risks as interest rates change. Considering the most restrictive of the limitations placed on bank borrowings by the agreements at December 31, 1998 the Company had borrowing capacity under the revolving credit agreement of an additional $65 million. These sources have been adequate to support growth opportunities in the Company's businesses.

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


New Accounting Standards
------------------------
     The Company has adopted Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. Cost capitalized was approximately $11.6 million through December 31, 1998.

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





Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See discussion on Liquidity and Capital Resources in Item 7.


Forward-looking Information
---------------------------
     Certain information in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as competitive market pressures, material changes in demand from larger customers, availability of labor, the Company's performance on contracts, changes in customers' attitudes toward outsourcing, government policies or judicial decisions adverse to the staffing industry, changes in economic conditions, unforeseen events associated with divestiture of discontinued operations and delays or unexpected costs in making modifications to existing software and converting to new software to resolve issues related to Year 2000 and failure of third parties to provide Year 2000 compliant products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.



                                                                     23
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     CDI CORP. AND SUBSIDIARIES
                 Consolidated Statements of Earnings
             Years ended December 31, 1998, 1997 and 1996
                 (In thousands, except per share data)


                                         1998       1997       1996
                                       ---------  ---------  ---------
Revenues                             $ 1,540,545  1,496,758  1,374,881

Cost of services                       1,149,849  1,144,061  1,062,409
                                       ---------  ---------  ---------
Gross profit                             390,696    352,697    312,472

Operating and administrative costs       314,586    273,579    238,777
                                       ---------  ---------  ---------
Operating profit                          76,110     79,118     73,695

Interest expense                           1,384      2,337      3,451
                                       ---------  ---------  ---------
Earnings from continuing operations
 before income taxes and minority
 interests                                74,726     76,781     70,244

Income taxes                              29,470     28,652     27,607
                                       ---------  ---------  ---------
Earnings from continuing operations
 before minority interests                45,256     48,129     42,637

Minority interests                         1,017      1,195        167
                                       ---------  ---------  ---------
Earnings from continuing operations       44,239     46,934     42,470

Discontinued operations                    1,338     (9,322)   (11,072)
                                       ---------  ---------  ---------
Net earnings                         $    45,577     37,612     31,398
                                       =========  =========  =========

Basic earnings per share:
  Earnings from continuing
   operations                        $      2.25       2.36       2.14
  Discontinued operations            $       .07       (.47)      (.56)
  Net earnings                       $      2.32       1.89       1.58
Diluted earnings per share:
  Earnings from continuing
   operations                        $      2.25       2.36       2.14
  Discontinued operations            $       .07       (.47)      (.56)
  Net earnings                       $      2.32       1.89       1.58


See accompanying notes to financial statements.

                      CDI CORP. AND SUBSIDIARIES
             Consolidated Statements of Retained Earnings
             Years ended December 31, 1998, 1997 and 1996
                            (In thousands)


                                              1998     1997     1996
                                             -------  -------  -------
Balance at beginning of year               $ 200,281  162,669  131,271

Net earnings                                  45,577   37,612   31,398
                                             -------  -------  -------
Balance at end of year                     $ 245,858  200,281  162,669
                                             =======  =======  =======



See accompanying notes to financial statements.



                     CDI CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                     December 31, 1998 and 1997
                  (In thousands, except share data)


Assets                                                1998      1997
------                                               -------   -------
Current assets:
 Cash                                              $   6,962     6,998
 Accounts receivable, less allowance for
  doubtful accounts of $6,000-1998;
  $4,995-1997                                        307,261   259,415

 Prepaid expenses                                      7,156     3,980
 Deferred income taxes                                 6,038     6,990
 Net assets of discontinued operations                 5,352    12,202
                                                     -------   -------
        Total current assets                         332,769   289,585

Fixed assets, at cost:
 Computers                                            55,156    41,963
 Equipment and furniture                              28,761    26,127
 Leasehold improvements                                8,421     8,015
                                                     -------   -------
                                                      92,338    76,105
 Accumulated depreciation                             52,885    49,718
                                                     -------   -------
        Net fixed assets                              39,453    26,387

Deferred income taxes                                  4,148     5,759
Goodwill and other intangible assets, net             48,844    16,220
Other assets                                          10,600    10,886
                                                     -------   -------
                                                   $ 435,814   348,837
                                                     =======   =======



                     CDI CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                     December 31, 1998 and 1997
                  (In thousands, except share data)


Liabilities and Shareholders' Equity                  1998      1997
------------------------------------                 -------   -------
Current liabilities:
 Obligations not liquidated because of
  outstanding checks                               $  21,428    13,139
 Accounts payable                                     34,978    25,127
 Withheld payroll taxes                                3,734     5,256
 Accrued compensation and related costs               52,931    52,650
 Other accrued expenses                               27,187    18,933
 Currently payable income taxes                        5,346     6,203
                                                     -------   -------
        Total current liabilities                    145,604   121,308

Long-term debt                                        35,059         -
Deferred compensation                                 11,258    10,127
Minority interests                                     2,804     1,610

Shareholders' equity:
 Preferred stock, $.10 par value -
  authorized 1,000,000 shares; none issued                 -         -
 Common stock, $.10 par value -
  authorized 100,000,000 shares;
  issued 19,951,300 shares - 1998;
  19,950,800 shares - 1997                             1,995     1,995
 Class B common stock, $.10 par value -
  authorized 3,174,891 shares; none issued                 -         -
 Additional paid-in capital                           15,534    16,014
 Retained earnings                                   245,858   200,281
 Unamortized value of restricted stock issued         (1,117)   (1,819)
 Less common stock in treasury, at cost -
  917,458 shares - 1998; 27,265 shares - 1997        (21,181)     (679)
                                                     -------   -------
        Total shareholders' equity                   241,089   215,792
                                                     -------   -------
                                                   $ 435,814   348,837
                                                     =======   =======


See accompanying notes to financial statements.



                                                                     27
                    CDI CORP. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
            Years ended December 31, 1998, 1997 and 1996
                           (In thousands)

                                               1998     1997     1996
                                              ------   ------   ------
Continuing Operations
 Operating activities:
  Earnings from continuing operations       $ 44,239   46,934   42,470
  Minority interests                           1,017    1,195      167
  Depreciation                                12,242   10,427    9,198
  Amortization of intangible assets            2,237    1,706    1,969
  Gain on dispositions of businesses               -     (938)       -
  Income tax provision greater (less)
   than tax payments                           1,617   (2,042) (12,778)
  Change in assets and liabilities
   net of effects from acquisitions:
   (Increase) in accounts receivable         (40,874) (29,223) (21,060)
   Increase in payables and accrued
    expenses                                  12,218    9,568   19,206
   Other                                      (1,325)  (2,216)      48
                                              ------   ------   ------
                                              31,371   35,411   39,220
                                              ------   ------   ------
 Investing activities:
  Purchases of fixed assets                  (23,099) (11,932) (13,545)
  Acquisitions net of cash acquired          (39,138)  (3,270)  (2,765)
  Dispositions of businesses                       -    6,034        -
  Other                                          389      532      471
                                              ------   ------   ------
                                             (61,848)  (8,636) (15,839)
                                              ------   ------   ------
 Financing activities:
  Borrowings long-term debt                   46,006   10,724   12,498
  Payments long-term debt                    (11,580) (59,590) (31,497)
  Obligations not liquidated
   because of outstanding checks               8,289    6,305   (2,810)
  Share repurchase program                   (20,478)       -        -
  Other                                           16      985      165
                                              ------   ------   ------
                                              22,253  (41,576) (21,644)
                                              ------   ------   ------
Net cash flows from continuing
 operations                                   (8,224) (14,801)   1,737
Net cash flows from discontinued
 operations                                    8,188   15,733     (166)
                                              ------   ------   ------
Increase (decrease) in cash                      (36)     932    1,571
Cash at beginning of year                      6,998    6,066    4,495
                                              ------   ------   ------
Cash at end of year                         $  6,962    6,998    6,066
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

Fixed Assets - Depreciation of fixed assets is provided generally on the straight-line method at rates calculated to provide for retirement of assets at the end of their estimated useful lives. The annual rates generally are 14% to 25% for computers, 10% to 25% for equipment and furniture and the lesser of the life of the lease or asset for leasehold improvements.

Goodwill and Other Intangible Assets - The net assets of businesses acquired, which were accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets is reflected in the consolidated balance sheets as goodwill - $47,661,000 at December 31, 1998 and $13,007,000 at December 31, 1997. Goodwill is being amortized on the straight-line method generally over fifteen and twenty years. Amortization of goodwill in 1998 and 1997 was $1,669,000 and $1,128,000, respectively. Accumulated amortization was $6,563,000 as of December 31, 1998 and $4,895,000 as of December 31, 1997.

Other intangible assets include agreements with individuals not to enter into competing businesses with the Company, the value for an established customer base and the value for acquired temporary services franchise arrangements. Other intangible assets, net of amortization, of $1,183,000 and $3,213,000 at December 31, 1998 and 1997, respectively, are being amortized on the straight-line method over five to twelve years. Amortization of other intangible assets in 1998 and 1997 was $568,000 and $578,000, respectively. Accumulated amortization was $4,354,000 as of December 31, 1998 and $3,786,000 as of December 31, 1997.

Long-Lived Assets, Goodwill and Other Intangible Assets - The Company reviews long-lived assets, goodwill and other identifiable intangibles to be held, used or disposed of for impairment based on the undiscounted cash flows from the related assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Stock-Based Compensation - The Company uses the intrinsic value based method of accounting for stock options and similar instruments granted to employees and directors. The Company has not adopted the fair value based method as encouraged by Statement No. 123, Accounting for Stock-Based Compensation, issued by the Financial Accounting Standards Board. If the fair value based method of accounting were applied to grants of stock options additional compensation cost would have been recorded. Giving effect to such additional cost in 1998, 1997 and 1996, pro forma earnings from continuing operations would have been $42,921,000, $46,211,000, and $42,330,000, respectively and pro forma diluted earnings per share from continuing operations would have been $2.18, $2.32, and $2.13, respectively. The pro forma effects on basic earnings per share from continuing operations would be similar.

In estimating the fair value of stock option grants in 1998, 1997 and 1996, the Black-Scholes option pricing model was used incorporating the following weighted-average assumptions: 1998-risk free interest rate of 4.65%; expected life of 9 years; and expected volatility of 40%; 1997-risk free interest rate of 6.52%; expected life of 7 years; and expected volatility of 44%; 1996-risk free interest rate of 6.26%; expected life of 4 years; and expected volatility of 45%. There was no expected dividend yield assumed in any of the years.

Pro forma earnings from continuing operations presented above only considers the impact of stock options granted in 1998, 1997, 1996 and 1995. The full impact of compensation cost for those stock options under Statement 123 is not reflected in the pro forma earnings because compensation cost is recognized over the vesting periods of the options. Furthermore, compensation cost for options granted prior to January 1, 1995 is not considered.

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



Per Share Data - Earnings used to calculate both basic and diluted earnings per share for all periods are the reported earnings in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no assumed adjustments are necessary.

The number of common shares used to calculate basic and diluted earnings per share for 1998, 1997 and 1996 was determined as follows:

                                       1998        1997        1996
                                    ----------  ----------  ----------
Basic
  Average shares outstanding        19,689,349  19,904,888  19,825,900
  Restricted shares issued
   not vested                          (45,937)    (50,900)          -
                                    ----------  ----------  ----------
                                    19,643,412  19,853,988  19,825,900
Diluted
  Shares used for basic             19,643,412  19,853,988  19,825,900
  Dilutive effect of stock
   options                              38,601      71,672      46,505
  Dilutive effect of
   restricted shares issued
   not vested                            1,400       3,581           -
                                    ----------  ----------  ----------
                                    19,683,413  19,929,241  19,872,405

Comprehensive Income - The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which requires that all items to be recognized under accounting standards as components of comprehensive income be reported in a separate financial statement. The component of comprehensive income that applies to the Company for 1998, 1997 and 1996 is earnings as reported in the consolidated statement of earnings. Accordingly, a separate financial statement reflecting comprehensive income is not necessary.

Acquisitions
------------
     During the year ended December 31, 1998 the Company made a number of acquisitions in Technical Services, Todays Staffing and Management Recruiters. Investments in the businesses acquired totalled $39,138,000. The acquisitions were accounted for using the purchase method. Assets (including goodwill of $36,322,000) of $45,011,000 were acquired along with liabilities of $5,696,000 and minority interests of $177,000. Goodwill is being amortized on the straight-line method over fifteen and twenty years. The consolidated statements of earnings include the results of operations for the acquired businesses from their dates of acquisition. The acquisitions did not have a significant effect upon reported earnings for the year ended December
31, 1998 and earnings for 1998 would not have been significantly different from reported earnings had the acquisitions occurred January 1, 1998.



     Spending on acquisitions during the years ended December 31, 1997 and 1996 was not significant.

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

     Accounts receivable as of December 31, 1998 for Information Technology Services, Technical Services, Management Recruiters and Todays Staffing were $86,308,000, $182,098,000, $12,263,000 and $26,592,000, respectively, and as of
December 31, 1997 were
$67,145,000, $154,624,000, $11,621,000 and $26,025,000, respectively.
As of December 31, 1998 receivables from customers in the electronics/ information processing industries comprised approximately 25% of consolidated receivables, and receivables from customers in the aircraft/aerospace industries comprised approximately 15% of consolidated receivables. As of December 31, 1997 receivables from customers in the electronics/information processing industries comprised approximately 25% of consolidated receivables, and receivables from customers in the aircraft/aerospace and hydrocarbon/ petrochemical industries each comprised approximately 15% of consolidated receivables. It is not Company or industry practice to require collateral or other security for receivables because of the nature of the customer base involved.

Long-term Debt
--------------
     Long-term debt at December 31, 1998 and 1997 was as follows ($000s):
                                                        1998    1997
                                                       ------  ------
Notes payable to banks under revolving
 credit agreement with interest at 6%                $ 20,000     -
Notes payable to banks under short-term
 lines of credit with interest at 6-1/16%              14,000     -
Other                                                   1,059     -
                                                       ------  ------
                                                     $ 35,059     -
                                                       ======  ======

     A revolving credit agreement with a syndicate of banks provides for borrowings up to $100 million through March 31, 2000. Borrowings outstanding on March 31, 2000 may be converted into term debt which would mature in quarterly installments payable over four years.
There is an annual facility fee equal to 3/10% of the banks' commitments. Interest rate alternatives are available whereby the


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

     Uncommitted short-term lines of credit with four banks are also available under which interest rates are quoted on a transactional basis and are related to the banks' costs of funds.

     All borrowings at December 31, 1998 are classified long-term because the Company intends to finance maturities as they become due with borrowings under the revolving credit agreement. As of December 31, 1998 long-term debt of $6,571,000 will mature in 2000 with $8,761,000 maturing in 2001, $8,761,000 maturing in 2002 and $8,760,000 maturing in 2003.

     The revolving credit agreement requires that a consolidated current ratio of at least 1.5 be maintained. In addition, the ratio of consolidated indebtedness to EBITDA shall not exceed 2.5 and the ratio of EBIT to interest expense shall not be less than 2.5. EBIT is earnings from continuing operations before minority interests, income taxes and interest expense. EBITDA is EBIT plus depreciation and amortization. The Company was in compliance with the terms of the revolving credit agreement through December 31, 1998.

Capital Stock
-------------
     Common stock and Class B common stock have equal rights except that dividends, other than stock dividends, may be declared and paid on common stock in excess of amounts declared and paid on Class B common stock. The Class B common stock is convertible on a share-for-share basis into common stock and Class B shares so converted shall be cancelled.

     At December 31, 1998, 1,428,333 shares of common stock were reserved for issuance under the Non-Qualified Stock Option and Stock Appreciation Rights Plan and the CDI Corp. 1998 Non-Qualified Stock Option Plan.

     During the year ended December 31, 1998 there were 500 shares of common stock issued upon the exercise of a stock option granted under the Company's Non-Qualified Stock Option and Stock Appreciation Rights Plan. As a result of the option exercise, additional paid-in capital was increased by $14,000.


     During the year ended December 31, 1998, 6,884 shares of restricted common stock issued in 1997 vested and 531 shares related to performance-based vesting did not vest and were forfeited. The vesting of the shares resulted in additional paid-in capital increasing by $2,000 because of income tax benefits related to the vesting. The forfeited shares were put in treasury increasing treasury stock by $25,000 and decreasing unamortized value of restricted stock issued by the same amount. Also during the year ended December 31, 1998, additional paid-in capital and unamortized value of restricted stock issued were each decreased by $495,000 for market price changes related to the shares that will vest based upon performance. In addition, unamortized value of restricted stock issued was decreased by $182,000 for charges to earnings associated with the amortization of the value of the restricted shares.

     In August, 1998 the Company initiated a program to repurchase up to 5% of its outstanding shares of common stock over a one-year period. Through December 31, 1998, 889,700 shares were purchased under the program. These shares were placed in treasury and increased treasury stock by $20,478,000.

     Also during 1998, 38 shares of common stock held in treasury were reissued. These shares had a cost of $1,000 and their reissuance reduced additional paid-in capital and treasury stock by that amount.

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



     Over the periods of time that these shares may become vested, there will be charges to earnings for the value related to the aggregate number of these shares that become vested. As such earnings charges occur, unamortized value of restricted stock issued reflected in shareholders' equity will be reduced. During 1997, $258,000 was charged to earnings. To the extent that shares are forfeited, unamortized value of restricted stock issued will also be reduced and the forfeited shares will be placed in treasury stock.

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

Stock Plans
-----------
     During 1998 the Company adopted the CDI Corp. 1998 Non-Qualified Stock Option Plan ("1998 Plan") as a replacement for the Non-Qualified Stock Option and Stock Appreciation Rights Plan ("Old Plan"). All options granted during 1998 were granted under the 1998 Plan. Options outstanding under the Old Plan were granted through December 31, 1997. There are no stock appreciation rights that have been outstanding under the Old Plan. No options or stock appreciation rights may be granted under the Old Plan in the future. There are 1,428,333 shares of common stock that may be purchased under both plans as of December 31, 1998.

     Non-qualified stock options under the 1998 Plan may be granted to employees, directors and consultants. Grants under the 1998 Plan, except for grants to certain non-employee directors whose retainer fees are in part paid via stock options, are determined by the Compensation and Stock Option Committee appointed by the Board of Directors. The price at which options are to be exercised may not be less than 100% of the fair market value per share of the Company's common stock on the date of grant and, unless otherwise determined by the Committee, options granted under the 1998 Plan will expire in ten years from the date of grant.

     Under the terms of the Old Plan, non-qualified stock options and stock appreciation rights could be granted separately or in tandem to salaried employees, directors and consultants. Grants under the plan, except for grants to certain non-employee directors whose retainer fees were in part paid via stock options, were determined by the Compensation and Stock Option Committee appointed by the Board of Directors. The price at which options or stock appreciation rights may be exercised were not to be less than 50% of the market value per share of the Company's common stock on the date of grant and, unless otherwise determined by the Committee, options or rights granted under the plan were not to be exercised after five years from date of grant.

     During the years ended December 31, 1998, 1997 and 1996, options were granted under both plans to purchase 284,314 shares, 422,700 shares and 40,000 shares, respectively, at weighted average option prices per share of $32.51, $35.69 and $28.56, respectively. All such options granted have option prices equal to the per share market price of the Company's common stock on the dates of grant. Therefore, no compensation cost was recognized for any of these options granted. No stock appreciation rights were granted during any of these years.

     During the years ended December 31, 1998, 1997 and 1996, stock options were exercised under both plans for 500 shares, 45,917 shares and 8,500 shares, respectively, at weighted average option prices per share of $16.88, $13.08 and $14.85, respectively. No stock appreciation rights were exercised during the years ended December 31, 1998, 1997 and 1996.

     During the years ended December 31, 1998, 1997 and 1996, stock options lapsed or were forfeited under both plans for 9,253 shares, 20,333 shares and 6,750 shares, respectively, which had weighted average option prices per share of $36.66, $25.67 and $17.73, respectively.

     At December 31, 1998, 1997, 1996 and 1995 options were outstanding to purchase 809,961, 535,400, 178,950 and 154,200 shares of common stock, respectively, at weighted average prices of $32.18, $32.10, $17.83 and $14.88 per share, respectively. Options to purchase 139,020 shares, 73,010 shares and 67,200 shares were exercisable at December 31, 1998, 1997 and 1996, respectively, at weighted average prices of $27.16, $21.14 and $17.17, respectively. No stock appreciation rights were outstanding as of December 31, 1998, 1997, 1996 and 1995.

     For options outstanding on December 31, 1998 option prices ranged from $13.00 per share to $46.31 per share and the weighted average remaining life for such options as of December 31, 1998 was approximately 6.7 years.

     Under the terms of a Management Stock Purchase Plan ("MSPP") adopted in 1998 designated employees have the opportunity to purchase the Company's common stock on a pre-tax basis. Participants use a portion of their annual bonus awards to purchase MSPP units. Certain senior management personnel are required to participate and have 25% of their annual bonus awards used to purchase MSPP units. Participants who participate voluntarily may have up to 25% of their annual bonus awards used to purchase MSPP units. Senior management personnel required to participate may also voluntarily have up to an additional 25% of their annual bonus awards also used to purchase MSPP units.



     The number of MSPP units credited to a participant is determined by dividing the amount of the annual bonus used to purchase MSPP units by the fair market value of a share of the Company's common stock on the date that the participants account is credited with the MSPP units. The Company also makes a matching contribution of one MSPP unit for every three MSPP units purchased by a participant on a voluntary basis.

     Each MSPP unit represents the participant's right to receive one share of the Company's common stock upon the satisfaction of the vesting period applicable to the MSPP unit. Vesting takes place over a period of three to ten years as chosen by the participant. If a participant's employment terminates for any reason after three years from the start of a vesting period (regardless of the vesting period chosen), the participant will receive shares of the Company's common stock for all the MSPP units credited to his account pertaining to the vesting period. If employment terminates within the first three years of a vesting period, the participant, under certain circumstances, may receive cash in lieu of shares of the Company's common stock in an amount that does not take into account any appreciation in the value of such shares.

     There are 20,479 MSPP units outstanding (including Company matching units) that relate to bonus awards earned for the year ended December 31, 1998. These MSPP units were determined using a market price of $22.56 per share. Compensation cost of $375,000 was recognized during 1998 related to this plan.

     Under the terms of a Performance Shares Plan adopted in 1998 members of the Company's senior management designated by the Compensation and Stock Option Committee of the Board of Directors are eligible to receive shares of the Company's common stock at the expiration of a performance period if specified performance goals have been achieved during the period. The Committee will determine the performance goals, length of performance periods and the frequency of awards. Initially awards will be made every two years and performance periods applicable to each award will be three years in length. Awards made in 1998 were for 20,200 shares. The performance goal applicable to these awards is based on the price of the Company's common stock and requires that the Company's stock price outperform the Standard and Poor's 500 Index by two percentage points over the three-year performance period on a compound annual growth rate in order for the participants to receive any shares under the plan. If actual performance during the performance period exceeds the performance goal by up to an additional two percentage points, the number of shares of stock to be issued will increase proportionately by up to an additional fifty percent. The Company's stock performance during 1998 was less than that of the Standard and Poor's 500 Index and, accordingly, no cost was reflected for this plan in 1998.



Income Taxes
------------
     The provision for income taxes relating to continuing operations for the years ended December 31, 1998, 1997 and 1996 was comprised of the following ($000s):
                                    Total    Federal  State   Foreign
                                   -------   -------  ------  -------
1998
----
Current                           $ 26,542   20,957    3,591    1,994
Deferred                             2,928    2,507      486      (65)
                                    ------   ------    -----    -----
                                  $ 29,470   23,464    4,077    1,929
                                    ======   ======    =====    =====
1997
----
Current                           $ 30,062   23,986    4,066    2,010
Deferred                            (1,410)  (1,258)    (219)      67
                                    ------   ------    -----    -----
                                  $ 28,652   22,728    3,847    2,077
                                    ======   ======    =====    =====
1996
----
Current                           $ 26,033   22,760    2,873      400
Deferred                             1,574    1,124      535      (85)
                                    ------   ------    -----    -----
                                  $ 27,607   23,884    3,408      315
                                    ======   ======    =====    =====

     The tax effects of the principal components creating net deferred income tax assets as of December 31, 1998 and 1997 were as follows ($000s):
                                                      1998      1997
                                                     ------    ------
Components creating deferred tax liabilities
  Deferral of revenues and accounts receivable     $  8,746     6,951
  Basis differences for fixed assets                  1,994         -
  Other                                               1,560     1,155
                                                     ------    ------
                                                     12,300     8,106
Components creating deferred tax assets
  Expenses not currently deductible                 (20,585)  (18,787)
  Intangible assets amortization                     (1,617)   (1,640)
  Other                                                 (65)     (432)
  Operating loss carryforwards                         (257)        -
                                                     ------    ------
                                                    (22,524)  (20,859)
Valuation allowances                                     38         4
                                                     ------    ------
                                                   $(10,186)  (12,749)
                                                     ======    ======


     The net change in the valuation allowance for the year ended December 31, 1998 was an increase of $34,000 and for the year ended December 31, 1997 was a decrease of $86,000. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the benefits of the deferred tax assets will not be achieved. The ultimate realization of deferred tax assets is dependent upon a number of things, including past and future taxable income. Based upon the assessment of the prospects for achieving the benefits of the deferred tax assets, net of existing valuation allowances, the Company believes it is more likely than not that such benefits will be realized.

     The effective income tax rates relating to continuing operations for the years ended December 31, 1998, 1997 and 1996 differed from the applicable federal rate as follows:

                                                  1998   1997   1996
                                                  ----   ----   ----
Federal rate                                        35%    35%    35%
State income taxes                                   4%     3%     3%
Expenses permanently nondeductible
 for tax purposes                                    1%     1%     1%
Income tax reserve no longer required                -     (3%)    -
Other                                               (1%)    1%     -
                                                   ---    ---    ---
Effective income tax rate                           39%    37%    39%
                                                   ===    ===    ===

     Certain subsidiaries have operating loss carryforwards for tax purposes the realization of which is dependent upon the respective subsidiaries having sufficient taxable income in future years to use the carryforwards. At December 31, 1998 for federal income tax purposes, these carryforwards aggregated approximately $400,000 and expire in varying amounts from 2002 through 2009.
The tax benefits of these carryforwards reduce goodwill and have been recognized for financial reporting purposes.

     At December 31, 1998 for state income tax purposes, there were operating loss carryforwards aggregating approximately $1,400,000 expiring in varying amounts from 1999 through 2013. Benefits relating to approximately $300,000 have been recognized for financial reporting purposes. Benefits relating to approximately $700,000 of these carry-forwards reduce goodwill and have been recognized for financial reporting purposes. Benefits for the remaining $400,000 have not been recognized and are included in the valuation allowances as of December 31, 1998.

Retirement Plans
----------------
     Trusteed contributory and non-contributory defined contribution retirement plans have been established for the benefit of eligible employees. Costs of the plans are charged to earnings and are based on either a formula using a percentage of compensation or an amount determined by the board of directors of a company. Costs of the plans that are qualified for income tax purposes are funded. Costs of plans that are not qualified are not funded. Charges to earnings for these retirement plans for the years ended December 31, 1998, 1997 and 1996 were $5,003,000, $3,718,000 and $2,859,000, respectively.

     Except for retirement plans, the Company provides no other postretirement benefits. Further, the Company does not provide postemployment benefits.

Leases
------
     Offices used for sales, recruiting and administrative functions and facilities used for in-house engineering, design and drafting are occupied under numerous leases which expire through 2011. In addition, there are leases for computers and office equipment. Rentals under all leases for the years ended December 31, 1998, 1997 and 1996 were $20,703,000, $21,650,000 and $15,087,000, respectively.

     For periods after December 31, 1998, approximate minimum annual rentals under non-cancelable leases aggregate $46,377,000 with rentals of $14,389,000 due in 1999, $10,749,000 due in 2000, $7,009,000 due in 2001, $5,010,000 due in
2002 and $2,390,000 due in 2003.

Operating Segments
------------------
     The Company's internal reporting structure is based upon type of services provided and, in the case of certain services having similar characteristics, upon management responsibility. Internal operating segments that have similar characteristics have been aggregated and are reported as the Technical Services segment.

     Information Technology Services provides a full range of staffing services and outsourcing services utilizing personnel with expertise in distributed systems management, applications development and maintenance support, help desk services and personal computer support.

     Technical Services provides staffing and outsourcing services engaging personnel who provide engineering, engineering support, technical and telecommunications services through its specialized divisions.

     Management Recruiters provides a search and recruiting service for the permanent employment of management personnel. It also provides temporary management staffing services through several specialized divisions.

     Todays Staffing provides temporary legal, financial, administrative and clerical staffing services.



     Operating segment data for the years ended December 31, 1998, 1997 and 1996 follows ($000s):
                                          1998       1997       1996
                                       ---------  ---------  ---------
Revenues
--------
Information Technology Services      $   320,599    285,105    211,766
Technical Services                       898,736    927,609    920,955
Management Recruiters                    112,217     93,540     78,954
Todays Staffing                          208,993    190,504    163,206
                                       ---------  ---------  ---------
                                     $ 1,540,545  1,496,758  1,374,881
                                       =========  =========  =========
Earnings from continuing
operations before income
taxes and minority interests
-----------------------------
Operating profit
  Information Technology Services    $    21,278     21,454     15,216
  Technical Services                      33,059     41,653     47,322
  Management Recruiters                   22,813     17,059     11,003
  Todays Staffing                         13,946     11,005      8,552
  Corporate expenses                     (14,986)   (12,053)    (8,398)
                                       ---------  ---------  ---------
                                          76,110     79,118     73,695
Interest expense                           1,384      2,337      3,451
                                       ---------  ---------  ---------
                                     $    74,726     76,781     70,244
                                       =========  =========  =========
Depreciation and amortization
-----------------------------
Information Technology Services      $     1,432      1,260      1,044
Technical Services                         7,829      7,061      6,925
Management Recruiters                      1,699      1,065        847
Todays Staffing                            3,132      2,569      2,291
Corporate                                    387        178         60
                                       ---------  ---------  ---------
                                     $    14,479     12,133     11,167
                                       =========  =========  =========
Assets
------
Information Technology Services      $    89,693     69,583     57,629
Technical Services                       237,285    193,206    185,744
Management Recruiters                     36,355     25,682     20,370
Todays Staffing                           52,730     40,855     33,690
Corporate                                 14,399      7,309      5,484
Net assets of discontinued
 operations                                5,352     12,202     37,257
                                       ---------  ---------  ---------
                                     $   435,814    348,837    340,174
                                       =========  =========  =========



                                                                     41

                                         1998       1997       1996
                                       ---------  ---------  ---------
Purchases of fixed assets
-------------------------
Information Technology Services      $     1,881      1,093      1,368
Technical Services                         8,051      7,188      6,234
Management Recruiters                      2,809      1,021      4,339
Todays Staffing                            1,308      2,109      1,426
Corporate                                  9,050        521        178
                                       ---------  ---------  ---------
                                     $    23,099     11,932     13,545
                                       =========  =========  =========

     Intersegment activity is not significant. Therefore, revenues reported for each operating segment is substantially all from external customers.

     The Company is domiciled in the United States and its segments operate primarily in the United States. Revenues derived from services provided in the United States for 1998, 1997 and 1996 were $1,446,295,000, $1,411,899,000 and
$1,312,976,000, repectively. Revenues attributable to services provided in foreign countries for 1998, 1997 and 1996 were $94,250,000, $84,859,000 and
$61,905,000, respectively.

     Fixed assets located in the United States as of December 31, 1998, 1997 and 1996 were $37,819,000, $24,824,000 and $24,130,000, respectively. Fixed assets located in foreign countries as of December 31, 1998, 1997 and 1996 were $1,634,000, $1,563,000 and $1,374,000, respectively.

     There was no single customer from whom the Company derived 10% or more of its consolidated revenues during 1998, 1997 or 1996.

     Operating profit in 1997 for Technical Services included an approximately $2 million pre-tax gain from the divestiture of non-strategic operations including the Company's aircraft maintenance staffing business, wastewater treatment business and the light industrial staffing operations of the Company's United Kingdom based subsidiary. The after-tax impact on earnings from continuing operations of the gain was approximately $300,000 and included a charge of approximately $600,000 for the minority interests' participation in the gain.

Discontinued Operations
-----------------------
     On December 28, 1995 the Company adopted a plan to dispose of the automotive manufacturing technology division of a subsidiary. This division provided production quality prototypes and production tooling fixtures.





     On December 30, 1996 the Company adopted a plan to dispose of the automotive developmental engineering division of a subsidiary. This division provided developmental and experimental engineering and design of automotive vehicles, components and assembly processes.

     Each of these divisions had been a separate line of business within the Technical Services segment and, accordingly, each has been classified as a discontinued operation in the Company's reported results of operations.

     The manufacturing technology division has been either liquidated or sold. The Company undertook to liquidate the automotive develop-mental engineering division starting in 1997 after unsuccessfully attempting to sell it. The liquidation of this division is complete except for the resolution of a receivable related to a major contract that was terminated in late 1996 and for which an additional reserve was recorded in 1997 as settlement negotiations became protracted and intensified.

     Summary results of the discontinued operations for the years ended December 31, 1998, 1997 and 1996 are as follows ($000s):

                                                 1998    1997    1996
                                                ------  ------  ------
Revenues - Developmental engineering          $    -       -    79,273
Operating (loss) - Developmental
 engineering                                  $    -       -    (7,212)
Interest expense - Developmental
 engineering                                       -       -       749
Losses before income taxes and
 before provisions related to
 phase-out periods and disposals
 and subsequent adjustments of such
 provisions - Developmental
 engineering                                       -       -    (7,961)
Income taxes - Developmental
 engineering                                       -       -    (2,826)
Losses before provisions related to
 phase-out periods and disposals
 and subsequent adjustments of such
 provisions - Developmental
 engineering                                       -       -    (5,135)
Estimated losses during phase-out
 periods, net of income tax benefits
 of ($680) - Developmental
 engineering,                                      -       -    (1,264)
Estimated losses on disposal of
 operations, net of income tax
 benefits of ($4,146) - Developmental
 engineering                                       -       -    (9,517)


                                                                     43

                                                 1998    1997    1996
                                                ------  ------  ------
Adjustments to prior years' provisions
 related to phase-out periods and
 disposals, net of income taxes of
 $721 - 1998, ($4,998)-1997 and
 $2,608-1996                                     1,338  (9,322)  4,844
                                                ------  ------  ------
                                              $  1,338  (9,322)(11,072)
                                                ======  ======  ======

     Adjustments were made to prior year provisions in 1998 primarily for lower than anticipated costs related to the wind-down of the discontinued operations and greater realization on disposal of assets than expected. Adjustments were made in 1997 primarily for an additional reserve related to a major automotive developmental engineering contract on which work was terminated in late 1996. Negotiations to settle this dispute intensified around the end of 1997. Negotiations are ongoing. The adjustments also include additional reserves for operating losses through the final wind-down of the businesses. Adjustments were made in 1996 related to manufacturing technology because demand for services recovered substantially faster and stronger than anticipated and costs associated with a specialized leased facility were substantially less than previously anticipated.

     Summary balance sheet accounts of the discontinued operations as of December 31, 1998 and 1997 are as follows ($000s):

                                               1998     1997
                                              ------   ------
     Working capital                        $  2,229   (3,909)
     Net fixed assets                              -    6,570
     Other assets                                  -       84
     Deferred income taxes                     3,123    9,457
                                              ------   ------
                                            $  5,352   12,202
                                              ======   ======

     Net assets associated with the developmental engineering division as of December 31, 1998 and 1997 were approximately $1 million and $9 million, respectively, and net assets for the manufacturing technology division were approximately $4 million and $3 million, respectively.
Deferred income taxes relate primarily to the loss reserves recorded for the discontinued operations and will be realized as the losses become deductible for income tax purposes.

     Interest expense that was allocated to the discontinued operations was based upon their proportionate share of consolidated net assets.



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



                    INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of CDI Corp.:

     We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under the heading "Financial statement schedules" on page 48. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Philadelphia, PA                      /s/ KPMG LLP
February 19, 1999                    ---------------------------------
                                      KPMG LLP




                                                                     46
                      CDI CORP. AND SUBSIDIARIES
                          Quarterly Earnings
                Years ended December 31, 1998 and 1997
                (In thousands, except per share data)


                              First  Second   Third  Fourth
                             Quarter Quarter Quarter Quarter   Year
                             ------- ------- ------- ------- ---------
1998
----
Revenues                   $ 378,766 388,847 389,535 383,397 1,540,545
Gross profit                  92,009  96,717 101,114 100,856   390,696
Operating profit              17,762  16,096  21,661  20,591    76,110
Interest expense                   6     425     421     532     1,384
Earnings from
 continuing operations        10,709   9,369  12,334  11,827    44,239
Discontinued operations            -       -       -   1,338     1,338
Net earnings               $  10,709   9,369  12,334  13,165    45,577

Basic earnings per share:
  Earnings from
   continuing operations   $     .54     .47     .63     .62      2.25
  Discontinued operations  $       -       -       -     .07       .07
  Net earnings             $     .54     .47     .63     .69      2.32
Diluted earnings
 per share:
  Earnings from
   continuing operations   $     .54     .47     .63     .62      2.25
  Discontinued operations  $       -       -       -     .07       .07
  Net earnings             $     .54     .47     .63     .69      2.32

1997
----
Revenues                   $ 360,461 378,144 383,073 375,080 1,496,758
Gross profit                  81,942  89,022  89,491  92,242   352,697
Operating profit              18,792  21,009  22,079  17,238    79,118
Interest expense                 704     788     694     151     2,337
Earnings from
 continuing operations        10,741  11,915  13,775  10,503    46,934
Discontinued operations            -       -       -  (9,322)   (9,322)
Net earnings               $  10,741  11,915  13,775   1,181    37,612

Basic earnings per share:
  Earnings from
   continuing operations   $     .54     .60     .69     .53      2.36
  Discontinued operations  $       -       -       -    (.47)     (.47)
  Net earnings             $     .54     .60     .69     .06      1.89
Diluted earnings
 per share:
  Earnings from
   continuing operations   $     .54     .60     .69     .53      2.36
  Discontinued operations  $       -       -       -    (.47)     (.47)
  Net earnings             $     .54     .60     .69     .06      1.89


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











                              PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

     (a)  Documents filed as part of this report

          Financial statements
            The consolidated balance sheets of the Registrant as of December 31, 1998 and 1997, the related consolidated statements of earnings, retained earnings and cash flows for each of the years ended December 31, 1998, 1997 and 1996, the footnotes thereto and the report of KPMG LLP, independent auditors, are filed herein.



          Financial statement schedules
            Schedule submitted for the years ended December 31, 1998, 1997 and 1996.
            II - Valuation and Qualifying Accounts

     (b) Registrant has not filed a Form 8-K during the quarter ended December 31, 1998.

     (c)  Exhibits

             3.(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

               (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               b. CDI Corp. 1998 Non-Qualified Stock Option Plan incorporated herein by reference to the EDGAR filing made by the Registrant on April 3, 1998 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on May 5, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               c. CDI Corp. Performance Share Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               d. CDI Corp. Management Stock Purchase Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)



               e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensa-tory plan or arrangement)

               f. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               g. Employment Agreement dated March 11, 1997 including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               h. Supplemental Retirement Agreement dated as of April 7, 1997 by and between Registrant and Mitchell Wienick, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               i. Employment Agreement, Restricted Stock Agreement and Non-Qualified Stock Option Agreement all dated August 4, 1997, by and between Registrant and Robert J. Mannarino, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended September 30, 1997. (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               j. Supplemental Retirement Agreement dated as of November 18, 1997 by and between Registrant and Robert J. Mannarino, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997. (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)


               k. Employment Agreement dated October 29, 1997, Restricted Stock Agreement dated November 10, 1997 and Non-Qualified Stock Option Agreement dated November 10, 1997 each by and between Registrant and John D. Sanford, incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               l. Supplemental Retirement Agreement dated as of November 20, 1997 by and between Registrant and John D. Sanford, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997. (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               m. Employment Agreement dated July 8, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               n. Supplemental Retirement Agreement dated November 18, 1997 by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519).
                     (Constitutes a management contract or
                     compensatory plan or arrangement)

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

Date:  March 9, 1999
-------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mitchell Wienick
-------------------------------------
    Mitchell Wienick
    President, Chief Executive
    Officer and Director
    (Principal Executive Officer)

Date:  March 9, 1999
-------------------------------------


By: /s/ John D. Sanford
-------------------------------------
    John D. Sanford
    Executive Vice President
    and Chief Financial Officer
    (Principal Financial and
    Accounting Officer)

Date:  March 9, 1999
-------------------------------------




By: /s/ Walter E. Blankley
-------------------------------------
    Walter E. Blankley
    Director

Date:  March 9, 1999
-------------------------------------


By: /s/ John M. Coleman
-------------------------------------
    John M. Coleman
    Director

Date:  March 10, 1999
-------------------------------------


By: /s/ Walter R. Garrison
-------------------------------------
    Walter R. Garrison
    Director

Date:  March 12, 1999
-------------------------------------


By: /s/ Kay Hahn Harrell
-------------------------------------
    Kay Hahn Harrell
    Director

Date:  March 10, 1999
-------------------------------------


By: /s/ Lawrence C. Karlson
-------------------------------------
    Lawrence C. Karlson
    Director

Date:  March 9, 1999
-------------------------------------




By: /s/ Allen M. Levantin
-------------------------------------
    Allen M. Levantin
    Director

Date:  March 9, 1999
-------------------------------------


By: /s/ Alan B. Miller
-------------------------------------
    Alan B. Miller
    Director

Date:  March 10, 1999
-------------------------------------


By: /s/ Barton J. Winokur
-------------------------------------
    Barton J. Winokur
    Director

Date:  March 9, 1999
-------------------------------------



                                                           Schedule II
                                                           -----------



                       CDI CORP. AND SUBSIDIARIES

                    Valuation and Qualifying Accounts
                (Allowance for Uncollectible Receivables)

               Years ended December 31, 1998, 1997 and 1996


                                     Uncollectible
                           Additions  receivables
                Balance at  charged   written off,             Balance
                beginning     to        net of       Other     at end
                 of year    earnings  recoveries    changes    of year
                ---------- --------- ------------- ---------- ---------
Dec. 31, 1998  $4,995,000  2,200,000   1,295,000   100,000(a) 6,000,000

Dec. 31, 1997  $4,094,000  3,249,000   2,348,000       -      4,995,000

Dec. 31, 1996  $3,520,000  1,642,000   1,068,000       -      4,094,000













(a)  Allowance of acquired business at date of acquisition.









                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549







                              CDI CORP.





                              EXHIBITS


                                 to


                            Annual Report


                              FORM 10-K


                     Year ended December 31, 1998


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

   b. CDI Corp. 1998 Non-Qualified Stock Option Plan incorporated herein by reference to the EDGAR filing made by the Registrant on April 3, 1998 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on May 5, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   c. CDI Corp. Performance Share Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   d. CDI Corp. Management Stock Purchase Plan, incorporated herein by reference to the Registrant's report on Form
         10-Q for the quarter ended March 31, 1998 (File No.
         1-5519). (Constitutes a management contract or compensatory plan or arrangement)

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



                            INDEX TO EXHIBITS

Number                           Exhibit                          Page
-------  -------------------------------------------------------  ----

   f. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   g. Employment Agreement dated March 11, 1997 including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   h. Supplemental Retirement Agreement dated as of April 7, 1997 by and between Registrant and Mitchell Wienick, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   i. Employment Agreement, Restricted Stock Agreement and Non-Qualified Stock Option Agreement all dated August 4, 1997, by and between Registrant and Robert J. Mannarino, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended September 30, 1997. (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   j. Supplemental Retirement Agreement dated as of November 18, 1997 by and between Registrant and Robert J. Mannarino, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997. (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   k.    Employment Agreement dated October 29, 1997, Restricted
         Stock Agreement dated November 10, 1997 and Non-
         Qualified Stock Option Agreement dated November 10,


                            INDEX TO EXHIBITS

Number                           Exhibit                          Page
-------  -------------------------------------------------------  ----

         1997 each by and between Registrant and John D. Sanford, incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File
         No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   l. Supplemental Retirement Agreement dated as of November 20, 1997 by and between Registrant and John D. Sanford, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997. (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   m. Employment Agreement dated July 8, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Brian
         J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   n. Supplemental Retirement Agreement dated November 18, 1997 by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   o. Employment Agreement effective January 1, 1998 by and between Registrant and Joseph R. Seiders, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

21.      Subsidiaries of the Registrant.                           58
23.      Consents of experts and counsel.                          60
27.      Financial Data Schedule.                                  61