Form 10-Q
period 1999-03-31
CDI CORP
filed 1999-05-07
CIK 18396

1

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1999
                                   --------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of April 30, 1999 were:

     Common stock, $.10 par value                   19,050,039 shares
     Class B common stock, $.10 par value                  None

                    PART 1.  FINANCIAL INFORMATION

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                            (In thousands)



                                               March 31,
                                                 1999      December 31,
Assets                                        (unaudited)     1998
------                                         ---------   ------------
Current assets:
 Cash                                          $  5,190        6,962
 Accounts receivable, less allowance
  for doubtful accounts of $5,460 -
  March 31, 1999; $6,000 - December 31,
  1998                                          338,100      307,261
 Prepaid expenses                                 7,879        7,156
 Deferred income taxes                            4,475        6,038
 Net assets of discontinued operations            4,994        5,352
                                                -------      -------
        Total current assets                    360,638      332,769

Fixed assets, at cost:
 Computers                                       60,820       55,156
 Equipment and furniture                         29,066       28,761
 Leasehold improvements                           8,817        8,421
                                                -------      -------
                                                 98,703       92,338
 Accumulated depreciation                        55,218       52,885
                                                -------      -------
        Net fixed assets                         43,485       39,453

Deferred income taxes                             3,278        4,148
Goodwill and other intangible assets, net        53,727       48,844
Other assets                                     11,064       10,600
                                                -------      -------
                                              $ 472,192      435,814
                                                =======      =======

                      CDI CORP. AND SUBSIDIARIES

                      Consolidated Balance Sheets
                   (In thousands, except share data)



                                               March 31,
                                                 1999      December 31,
Liabilities and Shareholders' Equity          (unaudited)     1998
------------------------------------          -----------  ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                      $  14,557       21,428
  Accounts payable                               40,546       34,978
  Withheld payroll taxes                          2,862        3,734
  Accrued expenses                              102,092       80,118
  Currently payable income taxes                  7,223        5,346
                                                -------      -------
         Total current liabilities              167,280      145,604

Long-term debt                                   37,056       35,059
Deferred compensation                            11,531       11,258
Minority interests                                3,114        2,804
Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                             -            -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,971,300 shares - March 31,
   1999; 19,951,300 shares - December 31,
   1998                                           1,997        1,995
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                             -            -
  Additional paid-in capital                     15,904       15,534
  Retained earnings                             257,591      245,858
  Unamortized value of restricted stock
   issued                                        (1,013)      (1,117)
  Less common stock in treasury, at cost -
   921,261 shares - March 31, 1999;
   917,458 shares - December 31, 1998           (21,268)     (21,181)
                                                -------      -------
         Total shareholders' equity             253,211      241,089
                                                -------      -------
                                              $ 472,192      435,814
                                                =======      =======

                      CDI CORP. AND SUBSIDIARIES

                  Consolidated Statements of Earnings
            (In thousands, except per share data; unaudited)



                                                  Three months ended
                                                       March 31,
                                                  ------------------
                                                   1999       1998
                                                  -------    -------

Revenues                                        $ 389,121    378,766

Cost of services                                  288,438    286,757
                                                  -------    -------
Gross profit                                      100,683     92,009

Operating and administrative costs                 80,383     74,247
                                                  -------    -------
Operating profit                                   20,300     17,762

Interest expense                                      427          6
                                                  -------    -------
Earnings from continuing operations
 before income taxes and minority
 interests                                         19,873     17,756

Income taxes                                        7,830      6,925
                                                  -------    -------
Earnings from continuing operations
 before minority interests                         12,043     10,831

Minority interests                                    310        122
                                                  -------    -------
Earnings from continuing operations                11,733     10,709

Discontinued operations                                 -          -
                                                  -------    -------
Net earnings                                    $  11,733     10,709
                                                  =======    =======

Basic earnings per share:
  Earnings from continuing operations           $     .62        .54
  Discontinued operations                       $       -          -
  Net earnings                                  $     .62        .54

Diluted earnings per share:
  Earnings from continuing operations           $     .62        .54
  Discontinued operations                       $       -          -
  Net earnings                                  $     .62        .54

                      CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                       (In thousands; unaudited)


                                                   Three months ended
                                                        March 31,
                                                   ------------------
                                                     1999      1998
                                                    ------    ------
Continuing Operations
  Operating activities:
   Earnings from continuing operations            $ 11,733    10,709
   Minority interests                                  310       122
   Depreciation                                      3,263     2,811
   Amortization of intangible assets                   861       457
   Income tax provision greater than
    tax payments                                     4,310     3,407
   Change in assets and liabilities
    net of effects from acquisitions:
     (Increase) in accounts receivable             (26,860)  (32,272)
     Increase in payables and accrued
      expenses                                      25,992    21,788
     Other                                            (803)   (1,214)
                                                    ------    ------
                                                    18,806     5,808
                                                    ------    ------
  Investing activities:
   Purchases of fixed assets                        (6,962)   (3,980)
   Acquisitions net of cash acquired                (9,403)   (8,761)
   Other                                                 1      (372)
                                                    ------    ------
                                                   (16,364)  (13,113)
                                                    ------    ------
  Financing activities:
   Borrowings long-term debt                         2,015     7,456
   Payments long-term debt                             (18)        -
   Obligations not liquidated because
    of outstanding checks                           (6,871)      340
   Other                                               302        24
                                                    ------    ------
                                                    (4,572)    7,820
                                                    ------    ------

Net cash flows from continuing operations           (2,130)      515

Net cash flows from discontinued operations            358       479
                                                    ------    ------
Increase (decrease) in cash                         (1,772)      994

Cash at beginning of period                          6,962     6,998
                                                    ------    ------
Cash at end of period                             $  5,190     7,992
                                                    ======    ======

                      CDI CORP. AND SUBSIDIARIES

                   Comments to Financial Statements


     Earnings used to calculate both basic and diluted earnings per share are the reported earnings in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary. The number of shares used to calculate basic and diluted earnings per share for the first quarter ended March 31, 1999 and 1998 was determined as follows:

                                                  1999         1998
                                               ----------   ----------
     Basic
     -----
     Average shares outstanding                19,045,691   19,923,652
     Restricted shares issued not vested          (40,528)     (49,400)
                                               ----------   ----------
                                               19,005,163   19,874,252
                                               ==========   ==========

     Diluted
     -------
     Shares used for basic                     19,005,163   19,874,252
     Dilutive effect of stock options              21,062       95,655
     Dilutive effect of restricted shares
      issued not vested                             1,354        4,137
     Dilutive effect of shares issuable
      under Management Stock Purchase Plan         20,479            -
                                               ----------   ----------
                                               19,048,058   19,974,044
                                               ==========   ==========

     Operating segment data for the first quarter ended March 31, 1999 and 1998 follows ($000s):

                                                   1999      1998
                                                  -------   -------
     Revenues:
     Information Technology Services            $  84,214    75,459
     Technical Services                           226,642   226,756
     Management Recruiters                         25,844    26,631
     Todays Staffing                               52,421    49,920
                                                  -------   -------
                                                $ 389,121   378,766
                                                  =======   =======

                                                   1999      1998
                                                  -------   -------
     Earnings from continuing operations
      before income taxes and minority
      interests:
     Operating profit
     Information Technology Services            $   5,611     4,713
     Technical Services                            11,074     8,941
     Management Recruiters                          4,411     5,179
     Todays Staffing                                3,209     2,540
     Corporate expenses                            (4,005)   (3,611)
                                                  -------   -------
                                                   20,300    17,762
     Interest expense                                 427         6
                                                  -------   -------
                                                $  19,873    17,756
                                                  =======   =======

     Intersegment activity is not significant. Therefore, revenues reported for each operating segment is substantially all from external customers.

     The Company's total assets increased approximately $36 million from December 31, 1998 to March 31, 1999. Approximately $13 million of that increase was in Information Technology Services and $15 million was in Technical Services.

     During the quarter ended March 31, 1999, the Company completed acquisitions in which it invested $9,403,000. These acquisitions were accounted for using the purchase method. Assets acquired totaled approximately $10 million including $6 million of goodwill. These acquisitions did not have a significant effect on the results of operations for the quarter ended March 31, 1999.

     During the quarter ended March 31, 1999, there were 20,000 shares of common stock issued upon the exercise of stock options granted under the Company's Non-Qualified Stock Option and Stock Appreciation Rights Plan. As a result of the option exercises, common stock and additional paid-in capital were increased by $2,000 and $310,000, respectively.

     During the quarter ended March 31, 1999, 3,612 shares of restricted common stock issued in 1997 vested and 3,803 shares related to performance-based vesting did not vest and were forfeited. The vesting of the shares resulted in additional paid-in capital decreasing by $10,000 because of income tax effects related to the vesting. The forfeited shares were put in treasury increasing treasury stock by $87,000 and decreasing unamortized value of restricted stock issued by the same amount. Also during the quarter, additional paid-in capital and unamortized value of restricted stock issued were each increased by $70,000 for market price changes related to the shares that will vest based upon performance. In addition, unamortized value of restricted stock issued was decreased by $87,000 for charges to earnings associated with the amortization of the value of the restricted shares.

     As of March 31, 1999, the loss reserve that had been established for the discontinued operations remained substantially unchanged from December 31, 1998. Net assets of the discontinued operations as of March 31, 1999 were comprised of working capital and deferred income taxes.

     The financial statements included in this report are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature.
Results for interim periods are not necessarily indicative of results to be expected for the full year.

     These comments contain only the information which is required by Form 10-Q. Further reference should be made to the comprehensive disclosures contained in the Company's annual report on Form 10-K for the year ended December 31, 1998.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        Results of Operations
                        ---------------------

     Consolidated revenues for the first quarter ended March 31, 1999 advanced 3% over the first quarter of 1998. Operating profit margin was 5.2% of revenues for the first quarter of 1999 vs. 4.7% for the first quarter of 1998.

     Information Technology Services' revenues for the first quarter ended March 31, 1999 increased 12% over the first quarter of 1998. Operating profit margin for the first quarter of 1999 was 6.7% of revenues vs. 6.2% for the first quarter of 1998. In 1998 the Company reorganized the Information Technology Services and Technical Services business units to create a discrete operating unit for Information Technology Services to focus on a more diverse customer base and to increase sales of its value-added project and functional outsourcing. This reorganization is enabling Information Technology Services to focus on new and higher margin opportunities.

     Technical Services' revenues for the first quarter ended March 31, 1999 was essentially flat compared to the first quarter of 1998. Operating profit margin for the first quarter of 1999 was 4.9% of revenues vs. 3.9% for the first quarter of 1998. Margins improved in 1999 due to a better mix of business consistent with Technical Services focus on the development of business having higher margins.

     Management Recruiters' revenues for the first quarter ended March 31, 1999 declined 3% from the first quarter of 1998. Operating profit margin for the first quarter of 1999 was 17.1% of revenues vs. 19.4% for the first quarter of 1998. The first quarter of 1999 started very slowly in part attributable to Management Recruiters having completed several large search contracts in 1998 which were not replaced.

While the revenue decline was 3% first quarter vs. first quarter, the reduction compared to third and fourth quarters of 1998 was more significant. The fixed support costs introduced into the segment as it grew during 1998 adversely impacted operating results in the first quarter when revenues fell off. Management Recruiters' first quarter 1999 results include $393,000 in after-tax operating profit related to the settlement of a dispute with a franchisee.

     Todays Staffing revenues for the first quarter ended March 31, 1999 increased 5% over the first quarter of 1998. Operating profit margin for the first quarter of 1999 was 6.1% of revenues vs. 5.1% for the first quarter of 1998. Todays Staffing benefitted from continuing demand for its services, from its targeted geographic expansion into major metropolitan areas and from increasing its higher margin legal and financial staffing business.

     As of March 31, 1999 the loss reserve that had been established for the discontinued operations remained substantially unchanged from December 31, 1998. Negotiations to settle a disputed receivable that is fully reserved are continuing and may result in some recovery.

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

     Year 2000 compliance related to internal financial systems is being addressed in two ways. First, the Company is replacing its primary financial system with a state-of-the-art integrated enterprise-wide system. The new system will provide enhanced processing, control and reporting capabilities. The new system, currently in pilot, will be Year 2000 compliant and is expected to be fully operational in the fourth quarter, 1999. Second, the existing primary system and other satellite systems are being evaluated for Year 2000 compliance and required remediation, testing and implementation are underway. These efforts are scheduled to be concluded by mid-1999.

     A Company-wide expansion and upgrade of its computer networks and communications systems has been underway since mid-1997. The roll out and implementation of the new platform, which is Year 2000 compliant, is scheduled to be completed in the second quarter, 1999.

     Personnel recruiting and human resource systems are being replaced by new systems which were developed prior to the end of 1997. These new systems are Year 2000 compliant and are in the process of being installed in the operating locations. The roll-out is scheduled to be completed during the second quarter, 1999 in the U.S. and Canada and during the third quarter, 1999 overseas.

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

     The approximate status for each of these areas follows:

                                           Remediation   Implementation
                            Assessment         or             and
                               and         replacement     projected
              Inventory      planning      and testing     completion
            -------------  -------------  -------------  --------------
Financial   Substantially  Substantially  Approximately
 systems      complete       complete      80% complete     Q4, 1999

Computer
 networks
 and
 communi-
 cations    Substantially  Substantially  Substantially
 systems      complete       complete       complete        Q2, 1999

Personnel
 recruit-
 ing and
 human
 resource   Substantially  Substantially  Substantially
 systems      complete       complete       complete        Q3, 1999

                                           Remediation   Implementation
                            Assessment         or             and
                               and         replacement     projected
              Inventory      planning      and testing     completion
            -------------  -------------  -------------  --------------
Larger      Substantially  Approximately       Not
 customers    complete      80% complete    applicable      Q2, 1999

Larger
 suppliers
 and        Substantially  Approximately       Not
 others       complete      70% complete    applicable      Q2, 1999


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

     The cost of the Company's Year 2000 program is expected to be approximately $2 million, all of which will be charged against operations. This amount does not include costs associated with the new financial system or the new personnel recruiting and human resource systems described above. These systems already were scheduled for implementation and their implementation was not accelerated because of Year 2000 issues. As of March 31, 1999 approximately $1.7 million has been spent on the Year 2000 program, most of which relates to the remediation effort associated with the existing financial systems. Expenditures through March 31, 1999 on the new financial system and the new personnel recruiting and human resource systems were $15.5 million. It is anticipated that an additional $3 million will be invested in these new systems during the remainder of 1999.

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

     The Company has not developed a most reasonably likely worst case Year 2000 scenario. The Company will determine the extent to which contingency plans are required by mid-1999.

                         Financial Condition
                         -------------------

     The ratio of current assets to current liabilities was 2.2 to 1 as of March 31, 1999 compared to 2.3 to 1 as of December 31, 1998. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 13% as of March 31, 1999 and December 31, 1998.

     During the quarter ended March 31, 1999, the Company completed acquisitions in which it invested $9,403,000. These acquisitions were accounted for using the purchase method. Assets acquired totaled approximately $10 million including $6 million of goodwill. These acquisitions did not have a significant effect on the results of operations for the quarter ended March 31, 1999.

     The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company s businesses.

                       New Accounting Standards
                       ------------------------

     In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for years beginning after June 15, 1999. The Company will determine the extent to which Statement No. 133 applies and adopt the standards established as required. Currently the Company has no derivative or hedging activities.

                     Forward-looking Information
                     ---------------------------

     Certain information in this report, including Management s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approxi-mately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as competitive market pressures, material changes in demand from larger customers, availability of labor, the Company s performance on contracts, changes in customers attitudes toward outsourcing, government policies or judicial decisions adverse to the staffing industry, changes in economic conditions, unforeseen events associated with divestiture of discontinued operations and delays or unexpected costs in making modifications to existing software and converting to new software to resolve issues related to Year 2000 and failure of third parties to provide Year 2000 compliant products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

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

            27.      Financial Data Schedule.

     (b) The Registrant has not filed a Form 8-K during the quarter ended March 31, 1999.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CDI CORP.
                              --------------------------------------



May 7, 1999                   By: /s/ John D. Sanford
                              --------------------------------------
                                  JOHN D. SANFORD
                                  Executive Vice President and Chief
                                  Financial Officer
                                  (Duly authorized officer and
                                  principal financial officer of
                                  Registrant)

                            INDEX TO EXHIBITS

Number                           Exhibit                           Page
-------  --------------------------------------------------------  ----

 3.(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

   (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   b. CDI Corp. 1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the EDGAR filing made by the Registrant on April 3, 1998 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on May 5, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   c. CDI Corp. Performance Share Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   d. CDI Corp. Management Stock Purchase Plan incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   f. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

                            INDEX TO EXHIBITS

Number                           Exhibit                           Page
-------  --------------------------------------------------------  ----

   g. Employment Agreement dated March 11, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   h. Supplemental Retirement Agreement dated as of April 7, 1997 by and between Registrant and Mitchell Wienick, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   i. Employment Agreement, Restricted Stock Agreement and Non-Qualified Stock Option Agreement all dated August 4, 1997, by and between Registrant and Robert J. Mannarino, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   j. Supplemental Retirement Agreement dated as of November 18, 1997 by and between Registrant and Robert J. Mannarino, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   k. Employment Agreement dated October 29, 1997, Restricted Stock Agreement dated November 10, 1997 and Non-Qualified Stock Option Agreement dated November 10, 1997 each by and between Registrant and John D. Sanford, incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   l. Supplemental Retirement Agreement dated as of November 20, 1997 by and between Registrant and John D. Sanford, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

                            INDEX TO EXHIBITS

Number                           Exhibit                           Page
-------  --------------------------------------------------------  ----

   m. Employment Agreement dated July 8, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Brian
         J. Bohling, incorporated herein by reference to the Registrant s report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   n. Supplemental Retirement Agreement dated November 18, 1997 by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   o. Employment Agreement effective January 1, 1998 by and between Registrant and Joseph R. Seiders, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

27.      Financial Data Schedule.                                   21