Form 10-Q
period 1999-06-30
CDI CORP
filed 1999-08-16
CIK 18396

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

(  ) TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                 TO
                                   ---------------    ---------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of July 31, 1999 were:

     Common stock, $.10 par value                   19,052,799 shares
     Class B common stock, $.10 par value                  None

                          PART 1. FINANCIAL INFORMATION

                           CDI CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (In thousands)


                                                June 30,
                                                 1999      December 31,
Assets                                        (unaudited)     1998
------                                         ---------   ------------
Current assets:
 Cash                                         $   6,192        6,962
 Accounts receivable, less allowance
  for doubtful accounts of $5,237 -
  June 30, 1999; $6,000 - December 31,
  1998                                          346,589      307,261
 Prepaid expenses                                 5,218        7,156
 Deferred income taxes                            5,286        6,038
 Net assets of discontinued operations            1,418        5,352
                                                -------      -------
        Total current assets                    364,703      332,769

Fixed assets, at cost:
 Computers and systems                           66,344       55,156
 Equipment and furniture                         30,365       28,761
 Leasehold improvements                           8,922        8,421
                                                -------      -------
                                                105,631       92,338
 Accumulated depreciation                        58,461       52,885
                                                -------      -------
        Net fixed assets                         47,170       39,453

Deferred income taxes                             2,356        4,148
Goodwill and other intangible assets, net        64,050       48,844
Other assets                                     11,468       10,600
                                                -------      -------
                                              $ 489,747      435,814
                                                =======      =======

                           CDI CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                June 30,
                                                 1999      December 31,
Liabilities and Shareholders' Equity          (unaudited)     1998
------------------------------------           ---------   ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                      $  13,579       21,428
  Accounts payable                               44,829       34,978
  Withheld payroll taxes                          4,505        3,734
  Accrued expenses                              102,566       80,118
  Currently payable income taxes                  7,998        5,346
                                                -------      -------
         Total current liabilities              173,477      145,604

Long-term debt                                   33,475       35,059
Deferred compensation                            11,561       11,258
Minority interests                                3,458        2,804
Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                             -            -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,973,300 shares - June 30,
   1999; 19,951,300 shares - December 31,
   1998                                           1,997        1,995
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                             -            -
  Additional paid-in capital                     16,084       15,534
  Retained earnings                             272,003      245,858
  Unamortized value of restricted stock
   issued                                          (939)      (1,117)
  Less common stock in treasury, at cost -
  924,501 shares - June 30, 1999; 917,458
   shares - December 31, 1998                   (21,369)     (21,181)
                                                -------      -------
         Total shareholders' equity             267,776      241,089
                                                -------      -------
                                              $ 489,747      435,814
                                                =======      =======

                           CDI CORP. AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                (In thousands, except per share data; unaudited)


                                     Quarter ended     Six months ended
                                        June 30,           June 30,
                                    ----------------   ----------------
                                     1999     1998      1999     1998
                                    -------  -------   -------  -------

Revenues                          $ 407,576  388,847   796,697  767,613

Cost of services                    301,616  292,130   590,054  578,887
                                    -------  -------   -------  -------
  Gross profit                      105,960   96,717   206,643  188,726

Operating and administrative
 costs                               84,495   80,621   164,878  154,868
                                    -------  -------   -------  -------
  Operating profit                   21,465   16,096    41,765   33,858

Interest expense                        440      425       867      431
                                    -------  -------   -------  -------
  Earnings from continuing
   operations before income
   taxes and minority
   interests                         21,025   15,671    40,898   33,427

Income taxes                          8,284    6,112    16,114   13,037
                                    -------  -------   -------  -------
  Earnings from continuing
   operations before minority
   interests                         12,741    9,559    24,784   20,390

Minority interests                      344      190       654      312
                                    -------  -------   -------  -------
  Earnings from continuing
   operations                        12,397    9,369    24,130   20,078

Discontinued operations               2,015        -     2,015        -
                                    -------  -------   -------  -------
  Net earnings                    $  14,412    9,369    26,145   20,078
                                    =======  =======   =======  =======

Basic earnings per share:
  Earnings from continuing
   operations                     $     .65      .47      1.26     1.01
  Discontinued operations         $     .11        -       .11        -
  Net earnings                    $     .75      .47      1.37     1.01

Diluted earnings per share:
  Earnings from continuing
   operations                     $     .65      .47      1.26     1.01
  Discontinued operations         $     .11        -       .11        -
  Net earnings                    $     .75      .47      1.37     1.01

                           CDI CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                            (In thousands; unaudited)


                                              Six months ended June 30,
                                              -------------------------
                                                   1999       1998
                                                  ------     ------
Continuing Operations
  Operating activities:
   Earnings from continuing operations          $ 24,130     20,078
   Minority interests                                654        312
   Depreciation                                    6,774      5,677
   Amortization of intangible assets               1,943      1,057
   Income tax provision greater than
    tax payments                                   4,575      3,057
   Change in assets and liabilities
    net of effects from acquisitions:
     Increase in accounts receivable             (34,214)   (57,186)
     Increase in payables and accrued
      expenses                                    31,621     28,624
     Other                                         1,619     (1,169)
                                                  ------     ------
                                                  37,102        450
                                                  ------     ------
  Investing activities:
   Purchases of fixed assets                     (14,026)    (7,555)
   Acquisitions net of cash acquired             (20,798)   (20,248)
   Other                                             108     (2,992)
                                                  ------     ------
                                                 (34,716)   (30,795)
                                                  ------     ------
  Financing activities:
   Borrowings long-term debt                       2,033     33,655
   Payments long-term debt                        (3,637)       (86)
   Obligations not liquidated because
    of outstanding checks                         (7,849)    (1,453)
   Other                                             348         24
                                                  ------     ------
                                                  (9,105)    32,140
                                                  ------     ------

Net cash flows (used by) from continuing
 operations                                       (6,719)     1,795

Net cash flows from discontinued operations        5,949         79
                                                  ------     ------
(Decrease) increase in cash                         (770)     1,874

Cash at beginning of period                        6,962      6,998
                                                  ------     ------
Cash at end of period                           $  6,192      8,872
                                                  ======     ======

                           CDI CORP. AND SUBSIDIARIES

                        Comments to Financial Statements


     Earnings used to calculate both basic and diluted earnings per share are the reported earnings in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary. The number of common shares used to calculate basic and diluted earnings per share for the second quarter and six months ended June 30, 1999 and 1998 was determined as follows:

                            Second quarter            Six months
                        ----------------------  ----------------------
                           1999        1998        1999        1998
                        ----------  ----------  ----------  ----------
Basic
-----
Average shares
 outstanding            19,048,109  19,923,504  19,046,900  19,923,578
Restricted shares
 issued not vested         (33,640)    (44,900)    (37,084)    (47,150)
                        ----------  ----------  ----------  ----------
                        19,014,469  19,878,604  19,009,816  19,876,428
                        ==========  ==========  ==========  ==========

Diluted
-------
Shares used for basic   19,014,469  19,878,604  19,009,816  19,876,428
Dilutive effect of
 stock options             131,294      26,275      76,178      60,965
Dilutive effect of
 restricted shares
 issued not vested           3,208         850       2,281       2,493
Dilutive effect of
 shares issuable
 under Management
 Stock Purchase Plan        20,479           -      20,479           -
                        ----------  ----------  ----------  ----------
                        19,169,450  19,905,729  19,108,754  19,939,886
                        ==========  ==========  ==========  ==========

     Revenues and operating profit attributable to the operating segments of the Company for the second quarter and six months ended June 30, 1999 and 1998 follow ($000s):

                                    Second quarter       Six months
                                   ----------------   ----------------
                                    1999     1998      1999     1998
                                   -------  -------   -------  -------
Revenues:
Technical Services               $ 235,218  228,477   461,860  455,233
Information Technology Services     84,467   79,048   168,681  154,507
Management Recruiters               28,182   27,762    54,026   54,393
Todays Staffing                     59,709   53,560   112,130  103,480
                                   -------  -------   -------  -------
                                 $ 407,576  388,847   796,697  767,613
                                   =======  =======   =======  =======
Earnings from continuing
 operations before income taxes
 and minority interests:
Operating profit
Technical Services               $  10,872    5,691    21,946   14,632
Information Technology Services      5,295    4,961    10,906    9,674
Management Recruiters                5,804    5,876    10,215   11,055
Todays Staffing                      3,811    3,323     7,020    5,863
Corporate expenses                  (4,317)  (3,755)   (8,322)  (7,366)
                                   -------  -------   -------  -------
Operating profit                    21,465   16,096    41,765   33,858
Interest expense                      (440)    (425)     (867)    (431)
                                   -------  -------   -------  -------
Earnings from continuing
 operations before income taxes
 and minority interests          $  21,025   15,671    40,898   33,427
                                   =======  =======   =======  =======

     Intersegment activity is not significant. Therefore, revenues reported for each operating segment are substantially all generated from external customers.

     The Company's total assets increased approximately $54 million from December 31, 1998 to June 30, 1999. Approximately $6 million of that increase was in Information Technology Services, $25 million was in Technical Services, $6 million was in Todays Staffing and $12 million in Management Recruiters.

     During the six months ended June 30, 1999, the Company completed acquisitions in which it invested $20.8 million. These acquisitions were accounted for using the purchase method. Assets acquired totaled approximately $21 million including $17 million of goodwill. These acquisitions did not have a significant effect on the results of operations for the six months and quarter ended June 30, 1999.

     During the six months ended June 30, 1999, there were 22,000 shares of common stock issued upon the exercise of stock options granted under the Company's Non-Qualified Stock Option Plan. As a result of the option exercises, common stock and additional paid-in capital were increased by $2,000 and $356,000, respectively.

     During the six months ended June 30, 1999, 3,612 shares of restricted common stock issued in 1997 vested and 7,043 shares were forfeited. The vesting of the shares resulted in additional paid-in capital decreasing by $10,000 because of income tax effects related to the vesting. The forfeited shares were put in treasury increasing treasury stock by $188,000 and decreasing unamortized value of restricted stock issued by the same amount. Also during the six month period ended June 30, 1999, additional paid-in capital and unamortized value of restricted stock issued were each increased by $204,000 for market price changes related to the shares that will vest based upon performance. In addition, unamortized value of restricted stock issued was decreased by $194,000 for charges to earnings associated with the amortization of the value of the restricted shares.

     During the quarter ended June 30, 1999, a number of events occurred that resulted in the resolution of certain contingencies and contractual matters related to the Company's discontinued operations. Secondly, the Company recognized a gain of $3.1 million ($2.0 million after taxes). Net assets of the discontinued operations as of June 30, 1999 were comprised of working capital and deferred income taxes.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations
                              ---------------------

     Consolidated revenues for the six months and quarter ended June 30, 1999 were 3.8% and 4.8% higher, respectively, compared to the same periods a year ago. Operating profit for the six months and second quarter of 1999 increased by 23.4% and 33.4% from the comparable periods of 1998. The Company's operating profit margin for the six months and second quarter in 1999 was 5.2% and 5.3% of revenues, respectively, compared to 4.4% and 4.1% for the six months and second quarter in 1998. During the second quarter of 1998, the Company incurred $2.3 million of reorganization costs and other non-recurring charges related to Technical Services. Excluding these charges in

1998, consolidated operating profit for the six and three month period ended June 30, 1999 increased by 15.5% and 16.7%, in comparison to comparable periods in 1998.

     Technical Services' revenues for the six months and second quarter of 1999 increased 2% and 3%, respectively, from last year's comparable periods. Technical Services operating profit for the six and three month periods ended June 30, 1999 increased 50% and 91%, respectively, in relation to comparable periods in 1998. Operating profit margins for the six months and second quarter of 1999 were 4.8% and 4.6% of revenue, respectively, compared to 3.2% and 2.5% for the six months and second quarter in 1998. Second quarter 1998 figures include reorganization costs and other non-recurring charges of $2.3 million. Excluding these charges in 1998, Technical Services' operating profit for the six and three month periods ended June 30, 1999 increased by 29.6% and 36.1%, in comparison to comparable periods in 1998. The aforementioned reorganization program is complete. The improvement in Technical Services results reflects the higher margins associated with strength in managed engineering services, increased contract selectivity and ongoing cost containment efforts.

     Information Technology Services' revenues were up 9% for the six months of this year and up 7% compared to last year's second quarter. Operating profit increased 13% and 7% during the six and three month periods ended June 30, 1999 versus comparable periods in 1998. Operating profit margins for the six months and second quarter of 1999 were 6.5% and 6.3%, respectively, compared to 6.3% for both periods in 1998. While 1999 operating results have improved in relation to comparable results in 1998, Information Technology growth and financial performance has been suppressed due to a shortage of qualified candidates and lower than anticipated demand from several key customers.
These conditions are expected to continue during the second six months of 1999. Additionally, the segment's administrative costs have increased during 1999 reflecting the need for continuing investment to support longer-term growth.

     Todays Staffing revenues for the six months and second quarter of 1999 were 8% and 11% higher, respectively, compared to the same periods a year ago. Operating profit for the six and three month periods ended June 30, 1999 increased 20% and 15%, respectively, in relation to comparable periods in 1998. Operating profit margins for the six months and second quarter of 1999 were 6.3% and 6.4%, respectively, vs. 5.7% and 6.2%, respectively, for the same periods in 1998. Demand for office/clerical services continued to be strong.

     Management Recruiters' revenues were down 1% for the six months of this year and up 2% compared to last year's second quarter. Operating profit for the six and three month periods ended June 30, 1999 decreased 8% and 1%, respectively, in relation to comparable periods in 1998. Operating profit margins for the six months and second quarter of 1999 were 18.9% and 20.6%, respectively, compared to 20.3% and 21.2%, respectively, for the same periods in 1998. Management Recruiters' first quarter and year-to-date 1999 results include $393,000 in after-tax operating profit related to the settlement of a dispute with a franchisee. While the market has remained strong for Management Recruiters' middle management search and recruiting services, the segment's growth rates have been adversely impacted by a tight candidate pool and slower than anticipated growth in large, national contracts during the first half of 1999.

     During the first half of 1999, the company capitalized $372,000 of interest in connection with its implementation of an enterprise information system. Interest incurred, net of capitalized amounts, during the six and three month period ended June 30, 1999, was higher than comparable periods in 1998 because of higher levels of debt outstanding.

     During the second quarter 1999, the Company recorded a gain from discontinued operations of $2 million, net of applicable income taxes. This gain primarily reflects recovery of a disputed receivable which was fully reserved.

                                    Year 2000
                                    ---------

     Many existing computer systems use two digits to identify a year with the assumption that the first two digits of a year are "19." With the year 2000 approaching, computer systems that are not Year 2000 compliant may read the year 2000 as 1900 and malfunction. The Company's program to assess the extent of issues related to Year 2000 compliance and to develop and implement solutions for those issues is being directed by senior management with the Company's Chief Information Officer having primary responsibility for the coordination, remediation and implementation efforts. Designated personnel at the Company's headquarters and at each of the Company's operating locations have been assigned Year 2000 compliance responsibilities.

     The program is focused on internal information technology systems, computer-aided design systems, non-IT systems (purchased systems with embedded logic chips), facilities and the status of compliance by larger customers, suppliers and other key third parties. The program involves the following phases:

          Inventory
          Assessment and planning
          Remediation or replacement and testing
          Implementation
          Contingency/transition planning

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

     Year 2000 compliance related to internal financial systems is being addressed in two ways. First, the Company is replacing its primary financial system with a state-of-the-art integrated enterprise-wide system (ERP). The new system will provide enhanced processing, control and reporting capabilities. The new system will be Year 2000 compliant and is being implemented throughout the majority of the enterprise. Remaining business units will continue to use the remediated legacy systems (for which remediation has been completed and testing is in progress) until converted to the new ERP.

     A Company-wide expansion and upgrade of its computer networks and communications systems has been underway since mid-1997. The roll out and implementation of the new platform, which is Year 2000 compliant, is scheduled to be substantially completed by year end, 1999.

     Personnel recruiting and human resource systems are being replaced by new systems which were developed prior to the end of 1997. These new systems are Year 2000 compliant. This roll-out was substantially completed during the second quarter of 1999 and is scheduled to be fully implemented by year end.

     With respect to larger customers, suppliers and other key third parties, surveys have been conducted for use in assessing their state of compliance in order to develop plans in case of non-compliance. Customers with whom there is electronic interchange of data are of primary focus to ensure that both the Company and those customers are Year 2000 compliant with the standards established for such interchange.

     The approximate status for each of these areas follows:

                                           Remediation   Implementation
                            Assessment         or             and
                               and         replacement     projected
              Inventory      planning      and testing     completion
            -------------  -------------  -------------  --------------
Financial                                 Substantially
 systems      Complete       Complete       complete        Q4, 1999

Computer
 networks
 and
 communi-
 cations                                  Substantially
 systems      Complete       Complete       complete        Q4, 1999

Personnel
 recruit-
 ing and
 human
 resource
 systems      Complete       Complete       Complete        Q4, 1999

                                           Remediation   Implementation
                            Assessment         or             and
                               and         replacement     projected
              Inventory      planning      and testing     completion
            -------------  -------------  -------------  --------------
Larger                                         Not
 customers    Complete       Complete       applicable      Complete

Larger
 suppliers
 and                                           Not
 others       Complete       Complete       applicable      Complete

     Each operating office is identifying, assessing compliance issues and then implementing solutions for computer-aided design systems, non-IT systems, facilities and the status of compliance by local suppliers and third parties. Solutions for Year 2000 issues related to computer-aided design systems, non-IT systems and facilities will, of necessity, come from vendors and others providing the related services. The Company, however, needs to identify compliance issues and insure that remediation or replacement is accomplished. The Company has to assess their state of compliance in order to develop plans in case of non-compliance. The identification and assessment process was completed during the second quarter, 1999, and all remediation efforts will be completed before year end.

     The cost of the Company's Year 2000 program is expected to be approximately $2.3 million, all of which will be charged against operations. This amount does not include costs associated with the new financial system or the new personnel recruiting and human resource systems discussed previously. These systems were already scheduled for implementation and their implementation was not accelerated because of Year 2000 issues.

     As of June 30, 1999, approximately $1.8 million has been spent on the Year 2000 program, most of which relates to the remediation effort associated with the existing financial systems. Capital expenditures through June 30, 1999 on the new financial system and the new personnel recruiting and human resource systems were $19.3 million. It is anticipated that an additional $3.2 million will be invested in these new systems principally during the remainder of 1999. The base functionality and features of these new systems will be further expanded to decrease the Company's dependence on existing legacy systems and better service internal and external customer requirements. Relatedly, installation schedules have been adjusted to accelerate certain large-scale implementations, including related development and configuration in the United States, Canada and the United Kingdom.

     The Company believes that its program to address Year 2000 compliance is on schedule for completion before the end of 1999. However, there can be no assurance that there will be no material impact as a result of Year 2000 issues, particularly considering the dependence and interdependence that exists with third parties and that resources for remediation and replacement may not be available in the time frame required. Since the Company has a greater level of control over implementing solutions to Year 2000 issues relating to its internal systems, it is more likely that adverse impacts on the Company could originate with third parties rather than with the Company's inability to have its internal systems Year 2000 compliant. If issues related to internal systems or those related to third parties are not resolved before the end of 1999, the consequences to the Company could be material.

     The Y2K Compliance Project Team is addressing contingency planning. This effort involves the updating of the Company's risk assessment, which considers current and projected project status and its important third-party dependencies. Examples of potential contingency plans may include targeted supply buy-aheads, consideration of alternate suppliers and personnel deployment strategies in the event of unforeseen facility disruption. These plans are scheduled for completion before year end, 1999.

     The Company is also developing formal "transition plans" which will document procedures to be implemented immediately before, during and after the turn of the millennium. Examples of transition plans may include increased help desk staffing, expansion of systems (including personal computers), back-up efforts and phased system shut downs and startups immediately before and after the millennium change. These transition plans are scheduled for completion within the third quarter, 1999.

                         Financial Condition
                         -------------------

     The ratio of current assets to current liabilities was 2.1 to 1 as of June 30, 1999 and 2.3 to 1 as of December 31, 1998. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 11% as of June 30, 1999 and 13% as of December 31, 1998.

     During the six months ended June 30, 1999, the Company made a number of acquisitions in which it invested $20.8 million. These acquisitions were accounted for using the purchase method. Assets acquired totaled approximately $21 million including $17 million of goodwill. These acquisitions did not have a significant effect on the results of operations for the six months and quarter ended June 30, 1999.

     The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company's businesses.

                       New Accounting Standards
                       ------------------------

     In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for fiscal quarters beginning after June 15, 2000. The Company will determine the extent to which Statement No. 133 applies and adopt the standards established as required. Currently, the Company has no derivative or hedging activities.

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

                     PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     On April 29, 1999, the Company held its annual meeting of share-holders. The matters of business conducted at the meeting were 1) the election of nine directors of the Company and 2) to act upon a shareholder proposal recommending the sale of the Company's subsidiary, Todays Staffing, Inc.

     The name of each director elected at the meeting and a tabulation of the voting by nominee follows:

                                        Votes         Votes
                                         for         withheld
                                      ----------     --------
     Walter E. Blankley               17,140,676      123,280

     John M. Coleman                  17,064,660      199,296

     Walter R. Garrison               16,725,426      538,530

     Kay Hahn Harrell                 17,062,969      200,987

     Lawrence C. Karlson              16,724,779      539,177

     Allen M. Levantin                17,142,526      121,430

     Alan B. Miller                   17,140,729      123,227

     Mitchell Wienick                 17,138,197      125,759

     Barton J. Winokur                16,728,026      535,930


     There were no abstentions and there were no broker non-votes.

     The proposal to sell Todays Staffing, Inc. was rejected as follows:

       Votes         Votes
        for         against      Abstentions    Broker non-votes
     ----------    ----------    -----------    ----------------
      579,638      14,017,958      205,626         2,460,734

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

            27.      Financial Data Schedule.

     (b) The Registrant has not filed a Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CDI CORP.
                              --------------------------------------



August 11, 1999               By: /s/ Edgar D. Landis
                              --------------------------------------
                              Chief Financial Officer
                              (Duly authorized officer and principal
                              financial officer of Registrant)

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