Form 10-Q
period 1999-09-30
CDI CORP
filed 1999-11-15
CIK 18396

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended September 30, 1999
                                     ------------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of October 24, 1999 were:

     Common stock, $.10 par value                   19,052,799 shares
     Class B common stock, $.10 par value                  None

                          PART 1. FINANCIAL INFORMATION

                           CDI CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (In thousands)



                                             September 30,
                                                 1999       December 31,
Assets                                        (unaudited)       1998
------                                       -------------  ------------
Current assets:
 Cash                                         $   6,674         6,962
 Accounts receivable, less allowance
  for doubtful accounts of $5,239 -
  September 30, 1999; $6,000 -
  December 31, 1998                             357,213       307,261
 Prepaid expenses                                 4,245         7,156
 Deferred income taxes                            2,677         6,038
 Net assets of discontinued operations            1,087         5,352
                                                -------       -------
        Total current assets                    371,896       332,769

Fixed assets, at cost:
 Computers and systems                           71,991        55,156
 Equipment and furniture                         30,353        28,761
 Leasehold improvements                           9,420         8,421
                                                -------       -------
                                                111,764        92,338
 Accumulated depreciation                        62,051        52,885
                                                -------       -------
        Net fixed assets                         49,713        39,453

Deferred income taxes                             1,680         4,148
Goodwill and other intangible assets, net        64,666        48,844
Other assets                                     12,570        10,600
                                                -------       -------
                                              $ 500,525       435,814
                                                =======       =======

                           CDI CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In thousands, except share data)



                                             September 30,
                                                 1999       December 31,
Liabilities and Shareholders' Equity          (unaudited)       1998
------------------------------------         -------------  ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                      $  11,017        21,428
  Accounts payable                               38,306        34,978
  Withheld payroll taxes                          3,006         3,734
  Accrued expenses                               91,220        80,118
  Currently payable income taxes                  4,386         5,346
                                                -------       -------
         Total current liabilities              147,935       145,604

Long-term debt                                   56,033        35,059
Deferred compensation                            11,513        11,258
Minority interests                                3,778         2,804
Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                             -             -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 19,977,300 shares - September 30,
   1999; 19,951,300 shares - December 31,
   1998                                           1,998         1,995
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                             -             -
  Additional paid-in capital                     16,083        15,534
  Retained earnings                             285,335       245,858
  Unamortized value of restricted stock
   issued                                          (781)       (1,117)
  Less common stock in treasury, at cost -
   924,501 shares - September 30, 1999;
   917,458 shares - December 31, 1998           (21,369)      (21,181)
                                                -------       -------
         Total shareholders' equity             281,266       241,089
                                                -------       -------
                                              $ 500,525       435,814
                                                =======       =======

                           CDI CORP. AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                (In thousands, except per share data; unaudited)


                                   Quarter ended     Nine months ended
                                   September 30,       September 30,
                                  ----------------  --------------------
                                   1999     1998      1999       1998
                                  -------  -------  ---------  ---------
Revenues                        $ 409,274  389,535  1,205,971  1,157,148

Cost of services                  297,588  288,421    887,642    867,308
                                  -------  -------  ---------  ---------
  Gross profit                    111,686  101,114    318,329    289,840

Operating and administrative
 costs                             88,550   79,453    253,428    234,321
                                  -------  -------  ---------  ---------
  Operating profit                 23,136   21,661     64,901     55,519

Interest expense                      499      421      1,366        852
                                  -------  -------  ---------  ---------
  Earnings from continuing
   operations before income
   taxes and minority
   interests                       22,637   21,240     63,535     54,667

Income taxes                        8,985    8,556     25,099     21,593
                                  -------  -------  ---------  ---------
  Earnings from continuing
   operations before minority
   interests                       13,652   12,684     38,436     33,074

Minority interests                    320      350        974        662
                                  -------  -------  ---------  ---------
  Earnings from continuing
   operations                      13,332   12,334     37,462     32,412

Discontinued operations                 -        -      2,015         -
                                  -------  -------  ---------  ---------
  Net earnings                  $  13,332   12,334     39,477     32,412
                                  =======  =======  =========  =========
Basic earnings per share:
  Earnings from continuing
   operations                   $     .70      .63       1.96       1.64
  Discontinued operations       $       -        -        .11          -
  Net earnings                  $     .70      .63       2.07       1.64

Diluted earnings per share:
  Earnings from continuing
   operations                   $     .70      .63       1.96       1.63
  Discontinued operations       $       -        -        .11          -
  Net earnings                  $     .70      .63       2.07       1.63

                           CDI CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                            (In thousands; unaudited)

                                                      Nine months ended
                                                        September 30,
                                                      -----------------
                                                       1999       1998
                                                      ------     ------
Continuing operations
  Operating activities:
   Earnings from continuing operations              $ 37,462     32,412
   Minority interests                                    974        662
   Depreciation                                       10,362      9,040
   Amortization of intangible assets                   3,043      1,535
   Income tax provision greater than tax
    payments                                           4,248      3,645
   Change in assets and liabilities
    net of effects from acquisitions:
     Increase in accounts receivable                 (44,432)   (57,194)
     Increase in payables and accrued expenses        12,030     35,367
     Other                                             2,510        735
                                                      ------     ------
                                                      26,197     26,202
                                                      ------     ------
  Investing activities:
   Purchases of fixed assets                         (20,109)   (16,833)
   Acquisitions net of cash acquired                 (22,735)   (23,806)
   Other                                                (902)       412
                                                      ------     ------
                                                     (43,746)   (40,227)
                                                      ------     ------
  Financing activities:
   Borrowings long-term debt                          25,057     34,633
   Payments long-term debt                            (4,103)   (11,099)
   Obligations not liquidated because
    of outstanding checks                            (10,411)       749
   Share repurchase program                                -    (15,772)
   Other                                                 438         24
                                                      ------     ------
                                                      10,981      8,535
                                                      ------     ------
Net cash flows (used by) from continuing operations   (6,568)    (5,490)

Net cash flows from discontinued operations            6,280      6,547
                                                      ------     ------
(Decrease) increase in cash                             (288)     1,057

Cash at beginning of period                            6,962      6,998
                                                      ------     ------
Cash at end of period                               $  6,674      8,055
                                                      ======     ======

                           CDI CORP. AND SUBSIDIARIES

                        Comments to Financial Statements


     Earnings used to calculate both basic and diluted earnings per share are the reported earnings in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjust-ments are necessary. The number of common shares used to calculate basic and diluted earnings per share for the third quarter and nine months ended September 30, 1999 and 1998 was determined as follows:

                             Third quarter            Nine months
                         ----------------------  ----------------------
                            1999        1998        1999        1998
                         ----------  ----------  ----------  ----------
Basic
-----
Average shares
 outstanding             19,051,799  19,736,248  19,048,776  19,861,135
Restricted shares
 issued not vested          (32,830)    (44,900)    (35,909)    (46,400)
                         ----------  ----------  ----------  ----------
                         19,018,969  19,691,348  19,012,867  19,814,735
                         ==========  ==========  ==========  ==========

Diluted
-------
Shares used for basic    19,018,969  19,691,348  19,012,867  19,814,735
Dilutive effect of
 stock options               81,636      16,984      77,997      46,305
Dilutive effect of
 restricted shares
 issued not vested            6,693           -       3,752       1,662
Dilutive effect of
 shares issuable
 under Management
 Stock Purchase Plan         20,479           -      20,479           -
                         ----------  ----------  ----------  ----------
                         19,127,777  19,708,332  19,115,095  19,862,702
                         ==========  ==========  ==========  ==========

     Revenues and operating profit attributable to the operating segments of the Company for the third quarter and nine months ended September 30, 1999 and 1998 follow ($000s):

                                    Third quarter       Nine months
                                   ---------------  -------------------
                                    1999    1998      1999      1998
                                   ------- -------  --------- ---------
Revenues:
Technical Services               $ 239,450 226,235    701,310   681,468
Information Technology Services     81,168  81,663    249,849   236,170
Management Recruiters               30,208  29,701     84,234    84,094
Todays Staffing                     58,448  51,936    170,578   155,416
                                   ------- -------  --------- ---------
                                 $ 409,274 389,535  1,205,971 1,157,148
                                   ======= =======  ========= =========
Earnings from continuing
 operations before income taxes
 and minority interests
Operating profit:
Technical Services               $  12,055  10,251     34,001    24,883
Information Technology Services      5,839   5,355     16,745    15,029
Management Recruiters                6,487   5,778     16,702    16,833
Todays Staffing                      4,203   4,027     11,223     9,890
Corporate expenses                  (5,448) (3,750)   (13,770)  (11,116)
                                   ------- -------  --------- ---------
Operating profit                    23,136  21,661     64,901    55,519
Interest expense                      (499)   (421)    (1,366)     (852)
                                   ------- -------  --------- ---------
Earnings from continuing
 operations before income taxes
 and minority interests          $  22,637  21,240     63,535    54,667
                                   ======= =======  ========= =========

     Intersegment activity is not significant. Therefore, revenues reported for each operating segment are substantially all generated from external customers.

     The Company's total assets increased approximately $65 million from December 31, 1998 to September 30, 1999. Approximately $4 million of that increase was in Information Technology Services, $41 million was in Technical Services, $6 million was in Todays Staffing and $14 million was in Management Recruiters.

     During the nine months ended September 30, 1999, the Company completed acquisitions in which it invested $22.7 million. These acquisitions were accounted for using the purchase method. Assets acquired totaled approximately $23 million including $19 million of goodwill. These acquisitions did not have a significant effect on the results of operations for the nine months and quarter ended September 30, 1999.

     During the nine months ended September 30, 1999, there were 26,000 shares of common stock issued upon the exercise of stock options granted under the Company's Non-Qualified Stock Option Plan. As a result of the option exercises, common stock and additional paid-in capital were increased by $3,000 and $445,000, respectively.

     During the nine months ended September 30, 1999, 3,612 shares of restricted common stock issued in 1997 vested and 7,043 shares were forfeited. The vesting of the shares resulted in additional paid-in capital decreasing by $10,000 because of income tax effects related to the vesting. The forfeited shares were put in treasury increasing treasury stock by $188,000 and decreasing unamortized value of restricted stock issued by the same amount. Also during the nine month period ended September 30, 1999, additional paid-in capital and unamortized value of restricted stock issued were each increased by $114,000 for market price changes related to restricted shares that will vest based upon performance. In addition, unamortized value of restricted stock issued was decreased by $262,000 for charges to earnings associated with the amortization of the value of the restricted shares.

     During the quarter ended June 30, 1999, events occurred that resulted in the resolution of certain contingencies and contractual matters related to the Company's discontinued operations. Accordingly, the Company recognized a gain of $3.1 million ($2.0 million after taxes). Net assets of the discontinued operations as of September 30, 1999 were comprised of working capital items and deferred income taxes.

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


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations
                              ---------------------

     Consolidated revenues for the nine months and quarter ended September 30, 1999 were 4.2% and 5.1% higher, respectively, compared to the same periods a year ago. Operating profit for the nine months and third quarter of 1999 increased by 16.9% and 6.8% from the comparable periods of 1998. The Company's operating profit margin for the nine months and third quarter in 1999 was 5.4% and 5.7% of revenues, respectively, compared to 4.8% and 5.6% for the nine months and third quarter in 1998. During the second quarter of 1998, the Company incurred $2.3 million of reorganization costs and other non-recurring charges related to Technical Services. Excluding these charges in 1998, the operating profit margin for the nine months ended September 30, 1998 was 5% and consolidated operating profit for the nine month period ended September 30, 1999 increased by 12% in comparison to the comparable period a year ago.

     Technical Services' revenues for the nine months and third quarter of 1999 increased 3% and 6%, respectively, from last year's comparable periods. Technical Services operating profit for the nine and three month periods ended September 30, 1999 increased 37% and 18%, respectively, in relation to comparable periods in 1998. Operating profit margins for the nine months and third quarter of 1999 were 4.8% and 5.0% of revenue, respectively, compared to 3.7% and 4.5% for the nine months and third quarter in 1998. Second quarter 1998 figures include reorganization costs and other non-recurring charges of $2.3 million. Excluding these charges in 1998, Technical Services= operating profit margin for the nine months ended September 30, 1998 was 4% and operating profit for the nine months ended September 30, 1999 increased by 25% in comparison to the comparable period in 1998. The aforementioned reorganization program is complete. The improvement in Technical Services results reflects the higher margins associated with strength in managed engineering services, increased contract selectivity and ongoing cost containment efforts.

     Information Technology Services' revenues were up 6% for the nine months of this year and down 1% compared to last year's third quarter. Operating profit increased 11% and 9% during the nine and three month periods ended September 30, 1999 versus comparable periods in 1998. Operating profit margins for the nine months and third quarter of 1999 were 6.7% and 7.2%, respectively, compared to 6.4% and 6.6%, respectively, for the periods in 1998. While 1999 operating results have improved in relation to 1998, the IT staffing market has been very difficult this year for several reasons, including a very tight candidate market, particularly for people with high-end skills. The market also has been affected by slower overall demand as some customers have delayed discretionary projects to reduce potential year-end Y2K complications. However, because of the differences in needed skill sets, delays in discretionary projects have not had a material impact on easing the shortage of candidates with high-demand skills.

     Management Recruiters' revenues were level for the nine months of this year and up 2% compared to last year's third quarter. Operating profit for the nine month period ended September 30, 1999 decreased 1% but increased 12% for the third quarter over the third quarter of 1998. Operating profit margins for the nine months and third quarter of 1999 were 19.8% and 21.5%, respectively, compared to 20.0% and 19.5%, respectively, for the same periods in 1998. Management Recruiters' first quarter and year-to-date 1999 results include $393,000 in after-tax operating profit related to the settlement of a dispute with a franchisee. While the market has remained strong for Management

Recruiters' middle management search and recruiting services, the segments revenue growth in 1999 has been adversely impacted by a tight candidate pool and slower than anticipated growth in large, national contracts.

     Todays Staffing revenues for the nine months and third quarter of 1999 were 10% and 13% higher, respectively, compared to the same periods a year ago. Operating profit for the nine and three month periods ended September 30, 1999 increased 13.5% and 4.4%, respectively, in relation to comparable periods in 1998. Operating profit margins for the nine months and third quarter of 1999 were 6.6% and 7.2%, respectively, compared to 6.4% and 7.8%, respectively, for the same periods in 1998. The operating profit growth rate was slower than in previous quarters in part because of one-time costs associated with integration of a business acquired earlier in 1999. Demand for office/clerical services continued to be strong.

     The third quarters of 1999 and 1998 include favorable pre-tax adjustments of $2.0 million and $1.5 million, respectively, resulting from annual actuarial studies of the Company's workers' compensation liabilities.

     During the first nine months of 1999, the Company capitalized $610,000 of interest in connection with its implementation of an enterprise information system. Interest incurred, net of capitalized amounts, during the nine and three month period ended September 30, 1999, was higher than comparable periods in 1998 because of higher levels of debt outstanding.

     Corporate expenses were higher in the third quarter as the Company began its transition from development into implementation of an enterprise-wide information system. Implementation expenses for the third quarter of 1999 totaled approximately $1.2 million.

     During the second quarter 1999, the Company recorded a gain from discontinued operations of $2 million, net of applicable income taxes. This gain primarily resulted from the resolution of certain contingencies and contractual matters that had been pending.

                                    Year 2000
                                    ---------

     Many existing computer systems use two digits to identify a year with the assumption that the first two digits of a year are "19." With the year 2000 approaching, computer systems that are not Year 2000 compliant may read the year 2000 as 1900 and malfunction. The Company's program to assess the extent of issues related to Year 2000 compliance and to develop and implement solutions for those issues is being directed by senior management with the Company's Chief Information Officer having primary responsibility for coordination, remediation and implementation efforts. Designated personnel at the Company's headquarters and at each of the Company's operating locations have been assigned Year 2000 compliance responsibilities.

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

     A Company-wide expansion and upgrade of its computer networks and communications systems has been underway since mid-1997. The roll out and implementation of the new platform, which is Year 2000 compliant, was substantially completed in the third quarter of 1999.

     Personnel recruiting and human resource systems are being replaced by new systems which were developed prior to the end of 1997. These new systems are Year 2000 compliant. This roll-out was substantially completed during the second quarter of 1999 and is scheduled to be fully implemented by year end 1999.

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

     The approximate status for each of these areas follows:

                                           Remediation   Implementation
                            Assessment         or             and
                               and         replacement     projected
              Inventory      planning      and testing     completion
            -------------  -------------  -------------  --------------
Financial
 systems      Complete       Complete       Complete        Complete

Computer
 networks
 and
 communi-
 cations                                  Substantially   Substantially
 systems      Complete       Complete       complete        complete

Personnel
 recruit-
 ing and
 human
 resource
 systems      Complete       Complete       Complete        Q4, 1999

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

     As of September 30, 1999, approximately $2.2 million has been spent on the Year 2000 program, most of which relates to the remediation effort associated with the existing financial systems. Capital expenditures through September 30, 1999 on the new financial system and the new personnel recruiting and human resource systems were $21.8 million. It is anticipated that an additional $1.1 million will be invested in these new systems principally during the remainder of 1999. The base functionality and features of these new systems will be further expanded to decrease the Companys dependence on existing legacy systems and better service internal and external customer requirements. Relatedly, installation schedules have been adjusted to accelerate certain large-scale implementations, including related development and configuration in the United States, Canada and the United Kingdom.

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

     The Y2K Compliance Project Team is addressing  contingency  planning.  This effort involves the updating of the Company's risk assessment, which considers current and projected project status and its important third-party dependencies. Examples of potential contingency plans may include targeted supply buy-aheads, consideration of alternate suppliers and personnel deployment strategies in the event of unforeseen facility disruption. These plans are scheduled for completion before year-end, 1999.

     The Company is also developing formal "transition plans" which will document procedures to be implemented immediately before, during and after the turn of the millennium. Examples of transition plans may include increased help desk staffing, expansion of systems (including personal computers), back-up efforts and phased system shutdowns and startups immediately before and after the millennium change. These transition plans are substantially complete.

                               Financial Condition
                               -------------------

     The ratio of current assets to current liabilities was 2.5 to 1 as of September 30, 1999 and 2.3 to 1 as of December 31, 1998. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 17% as of September 30, 1999 and 13% as of December 31, 1998.

     During the nine months ended September 30, 1999, the Company made a number of acquisitions in which it invested $22.7 million. These acquisitions were accounted for using the purchase method. Assets acquired totaled approximately $23 million including $19 million of goodwill. These acquisitions did not have a significant effect on the results of operations for the nine months and quarter ended September 30, 1999.

     The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company's businesses.

                            New Accounting Standards
                            ------------------------

     In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for the first quarter of fiscal years beginning after June 15, 2000. The Company will determine the extent to which Statement No. 133 applies and adopt the standards established as required. Currently, the Company has no derivative or hedging activities.

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

               m. Consulting Agreement dated as of December 3, 1997 by and between Registrant and Edgar D. Landis, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement.

               n. Employment Agreement effective January 1, 1998 by and between Registrant and Joseph R. Seiders, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519).
                     (Constitutes a management contract or compensatory plan or arrangement)

            27.      Financial Data Schedule.

     (b) The Registrant has not filed a Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CDI CORP.
                              --------------------------------------



November 12, 1999             By: /s/ Gregory L. Cowan
                              --------------------------------------
                              Gregory L. Cowan
                              Executive Vice President and
                              Chief Financial Officer
                              (Duly authorized officer and principal
                              financial officer of Registrant)

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

                            INDEX TO EXHIBITS

Number                           Exhibit                           Page
-------  --------------------------------------------------------  ----

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

                            INDEX TO EXHIBITS

Number                           Exhibit                           Page
-------  --------------------------------------------------------  ----

   l. Supplemental Retirement Agreement dated November 18, 1997 by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   m. Consulting Agreement dated as of December 3, 1997 by and between Registrant and Edgar D. Landis, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement.

   n. Employment Agreement effective January 1, 1998 by and between Registrant and Joseph R. Seiders, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

27.      Financial Data Schedule.