Form 10-K
period 1999-12-31
CDI CORP
filed 2000-03-15
CIK 18396

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    FORM 10-K

             (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1999
                                -----------------
                                        OR

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

     Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value as of February 23, 2000 of voting stock of the Registrant held by shareholders other than executive officers, directors or known beneficial owners of 10% or more of such stock of the Registrant was:

     Common stock, $.10 par value                      $245,199,000
     Class B common stock, $.10 par value              Not applicable

     The outstanding shares of each of the Registrant's classes of common stock as of February 23, 2000 were: Common stock, $.10 par value 19,071,812 shares Class B common stock, $.10 par value None

                        DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K into
               Documents                              which incorporated

               ---------                            ----------------------
     Proxy Statement for Annual Meeting
      of Shareholders to be Held May 3, 2000               Part III

                                       PART I

Item 1.   BUSINESS.

OPERATING SEGMENTS

     The following table sets forth (in thousands) the revenues and earnings from continuing operations before income taxes and minority interests attributable to the continuing operations of the operating segments of the Registrant and its consolidated subsidiaries during the years indicated and the assets attributable to each segment as of the end of each year.

                                             Years ended December 31,
                                          -------------------------------
                                            1999       1998       1997
                                          ---------  ---------  ---------
Revenues

--------
Information Technology Services         $   331,521    320,599    285,105
Technical Services                          929,118    898,736    927,609
Management Recruiters                       113,343    112,217     93,540
Todays Staffing                             227,895    208,993    190,504
                                          ---------  ---------  ---------
                                        $ 1,601,877  1,540,545  1,496,758
                                          =========  =========  =========
Earnings from continuing
operations before income
taxes and minority interests
----------------------------
Operating profit

  Information Technology Services       $    22,581     21,278     21,454
  Technical Services                         44,435     33,059     41,653
  Management Recruiters                      22,450     22,813     17,059
  Todays Staffing                            15,166     13,946     11,005
  Corporate expenses                        (18,656)   (14,986)   (12,053)
                                          ---------  ---------  ---------
                                             85,976     76,110     79,118
Interest expense                              2,114      1,384      2,337
                                          ---------  ---------  ---------
                                        $    83,862     74,726     76,781
                                          =========  =========  =========
Assets

------
Information Technology Services         $   127,778     89,693     69,583
Technical Services                          268,466    237,285    193,206
Management Recruiters                        54,821     36,355     25,682
Todays Staffing                              58,555     52,730     40,855
Corporate                                    21,204     14,399      7,309
Net assets of discontinued operations           856      5,352     12,202
                                          ---------  ---------  ---------
                                        $   531,680    435,814    348,837
                                          =========  =========  =========

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

     In information technology outsourcing, the segment assumes certain responsibilities for a service or a deliverable. Outsourcing services are focused on distributed systems management, application development and maintenance support, help desk services and PC support. In most instances, these outsourcing services are located on site at the customer's premises.

     The segment's activities related to Year 2000 services represented only a small component of the segment's services.

     During the year ended December 31, 1999, Information Technology Services provided services to several hundred customers. Historically, much of its business has been performed for large industrial corporations, but the segment has begun to penetrate non-industrial fields such as banking and financial services. Customers are geographically dispersed. Managed staffing and outsourcing services are concentrated among a small number of these customers, which tend to be among the largest U.S. corporations. In 1999, one large industrial corporation comprised approximately 30% of Information Technology Services' total revenues.

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

     Information Technology Services personnel are on Information Technology Services' payroll and are subject to its administrative control. When staffing services are provided at a customer's location, the customer retains technical and supervisory control. When the segment provides managed staffing services, the segment may provide additional administrative supervision for its employees.

     The ability of Information Technology Services to find and hire personnel with the capabilities required by customers is critical to its operations. During periods of high demand for specific skills, it is not uncommon for Information Technology Services to experience pressure to pay higher wage rates or lose employees to competitors who will pay higher rates in an attempt to attract personnel with the required skills. To assist in fulfilling its personnel needs, a computerized retrieval system facilitates the rapid selection of resumes on file so that customers' requirements are filled quickly.

     Information Technology personnel of virtually every skill level are currently in high demand. This level of demand is expected to remain high for the next several years. The segment's greatest challenge is finding and retaining qualified information technology professionals. Consequently, the segment is employing aggressive recruiting methods and is continuing to enhance its benefits for these professionals. In order to enhance employee retention, the segment has initiated career-tracking to place employees on a continuum of assignments requiring increasing technical skills. This provides employees with both career progression and skills that translate into higher billings to customers over time.

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

     Information Technology Services operates through a network of approximately 45 sales and recruiting offices located in major markets throughout the United States and 5 international offices.

     Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of price, value-added services and prior performance. Many times customers grant multi-vendor contracts.

     Industry analysts estimate the market for the Technical/Information Technology sector of the staffing industry to be approximately $22 billion. The Company's Information Technology Services and Technical Services segments operate in this sector of the staffing industry. No single company or small group of companies is dominant. Competition in the industry is intense from national, regional and local companies, some of which serve only selected markets.

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

     In managed technical staffing, the segment not only provides the personnel but also manages the customer's entire contract staffing requirements. When providing managed staffing services, the segment frequently establishes a branch office at one or more of the customer's facilities, staffs it with management personnel from the segment, and connects that branch into the segment's business systems. In some instances, managed staffing services also include the coordination of contract employees assigned to the customer from other staffing companies.

     In technical outsourcing, the segment usually takes over a customer's entire technical department, staffing the department with technical personnel and managing the production of the department's output. In most instances, the managed department is located on site at the customer's premises, but in some cases the customer may prefer an off-site location, and in this case the segment might be called upon to furnish the site as well as to furnish the computer systems needed to support the operations. The segment sometimes maintains stand-alone operations, which provide off-site services to multiple customers.

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

     During the year ended December 31, 1999, Technical Services provided services to approximately 2,500 customers. Much of its business is performed for large multi-national manufacturing companies. Historically, the segment's largest markets have been aircraft/aerospace, automotive, hydrocarbon/petrochemical, construction, electronics, industrial equipment, marine and telecommunications. The segment is broadening its markets to include pharmaceuticals, specialty chemicals, biotechnology, medical devices and food and beverage. Customers are geographically dispersed. Managed staffing, outsourcing and consulting services are concentrated among a small number of these customers, which tend to be among the largest U.S. industrial corporations.

      In certain instances, the segment's services provided to its larger customers, principally in aerospace and marine, are related to United States Government defense and other projects. During the year ended December 31, 1999, approximately 12% of the Registrant's consolidated revenues were related to these projects. A small portion of the Registrant's consolidated revenues are derived from prime contracts for United States Government work. Nearly all of the Registrant's United States Government related work is performed by the Technical Services segment and much of it is defense related.

     Services are performed in customers' facilities ("in-customer") and in Technical Services' own facilities ("in-house") depending upon industry practice and the needs and preferences of customers. During the year ended December 31, 1999, approximately 80% of the segment's revenues were generated through in-customer work with the remaining 20% generated in-house.

     In-customer staffing employees are hired by the segment and assigned to work for a customer. The period of assignment depends upon the duration of the need for the skills of an individual employee. At the end of an assignment, an employee is either reassigned within a current customer, is assigned to perform services with another customer, or employment is terminated.

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

     The ability of Technical Services to find and hire personnel with the capabilities required by customers is critical to its operations. Such personnel usually have prior experience in their area of expertise. During periods of high demand for specific skills, it is not uncommon for Technical Services to experience pressure to pay higher wage rates or lose employees to competitors who will pay such rates in an attempt to attract personnel with the required skills. To assist in fulfilling its personnel needs, a computerized retrieval system facilitates the rapid selection of resumes on file so that customer requirements may be filled quickly.

     Pricing under most contracts between Technical Services and its customers is based on prevailing hourly rates of pay. Contracts generally do not obligate the customer to pay for any fixed number of hours. Both the customer and the segment have the right to terminate the contract, usually on short notice. Similarly, Technical Services maintains the right to terminate employees at will. Some customer contracts contain limitations on the maximum cost expressed either in a dollar amount or a maximum number of worker hours to be provided.

     Technical Services operates through a network of approximately 135 sales and recruiting offices and in-house facilities located in major markets throughout the United States and 19 international offices.

     Marketing activities are conducted by divisional and regional management to ascertain opportunities for Technical Services in specific geographic areas. Each office assists in identifying the potential markets for services in its geographic area, and develops that market through personal contact with prospective and existing customers. Additionally, Technical Services' operating management stays abreast of emerging demand for services so that efforts can be expanded or redirected to take advantage of potential business either in established or new marketing areas.

     Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of price, value-added services and prior performance. Many times customers grant multi-vendor contracts.

     Industry analysts estimate the market for the Technical/Information Technology sector of the staffing industry to be approximately $22 billion. The Company's Technical Services and Information Technology Services segments operate in this sector of the staffing industry. The Registrant believes that it is one of the largest companies providing technical services in this sector of the market, but that neither it nor any small group of companies is dominant. Competition in the industry is intense from national, regional and local companies, some of which serve only selected markets.

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

     Fees for placement services paid by the employers are generally a percentage of the annual compensation to be paid to the new employee. Fees are paid on a retainer basis or after a qualified candidate has been hired and remains employed for a trial period, generally 30 days. On large, multiple placement projects, Management Recruiters can be engaged on a retainer basis for up to a year in duration.

     Management Recruiters also provides professional, executive, middle management and clerical personnel on a temporary basis, at times with the objective of permanently placing such personnel with the customer-employer. Management Recruiters employs these temporary personnel.

     As of December 31, 1999, Management Recruiters had 954 franchised offices and 47 company-owned offices providing services to both large and small employers in virtually all industries. Of the franchised offices, 798 are located throughout the United States with 156 offices located internationally. All company-owned offices are located in the United States. The broad geographic scope of operations enables franchisees and company-owned offices to provide nationwide recruiting and matching of employers with job candidates in the United States. The network utilizes an inter-office referral system on both national and regional levels which enables offices to cooperate in fulfilling a customer's requirements. Management Recruiters established a direct international presence in 1999 when it acquired a business headquartered in the United Kingdom.

     Franchisees pay an initial fee approximating $72,500 to acquire a franchise. The fee is designed to cover the cost of establishing and bringing a new franchise into the system. Franchisees also pay ongoing royalties based on a percentage of the franchisee's placement fees. Franchisees benefit from
Management  Recruiters'  expertise  in  the  business,  and  from  its  Internet presence, national marketing, public relations support and advertising campaigns. Further, they receive extensive pre-opening training and start-up assistance on site. Franchisees also have the right to use Management Recruiters' trade names, trademarks, the inter-office referral system, operating techniques, advertising materials, sales programs, video and live interactive training programs, computer programs, Internet and intranet systems, manuals and forms.

     A large number of companies are engaged in the recruitment business and Management Recruiters encounters significant competition. Employers commonly offer to more than one company the opportunity to find qualified candidates for a position making competition for qualified individuals intense. Management Recruiters' ability to obtain placements with employers is determined more on its ability to find qualified candidates than on its fee structure.

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

     Customers retain Todays Staffing to meet peak period manpower needs, to temporarily replace employees on vacation and to staff special projects. During the year ended December 31, 1999, these services were provided to over 10,000 customers.

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

     Pricing is based on prevailing hourly rates of pay, and arrangements with the customer generally do not obligate the customer to pay for any fixed number of hours. Both the customer and the segment have the right to terminate services, usually on short notice. Similarly, Todays Staffing maintains the right to terminate employees at will.

     Todays Staffing operates through a network of approximately 111 sales and recruiting offices, 9 of which are franchised, situated in the United States and 12 offices in Canada. Each office is responsible for determining the potential market for services in its geographic area and developing that market through personal contact with prospective and existing customers.

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

     The segment competes with large national companies and many smaller companies in regional and local markets. The market for the Todays Staffing segment is estimated by industry analysts to be approximately $19 billion.

EMPLOYEES

     At December 31, 1999 the Registrant had approximately 31,600 employees. The Registrant believes that its relations with its employees are generally good.

Item 2.   PROPERTIES.

     The Information Technology Services operating segment has approximately 45 facilities throughout the United States and 5 facilities internationally, occupying a total of approximately 100,000 square feet of space. Most of the space is devoted to sales, marketing and administrative functions, and a small portion is used for in-house operations. The facilities are leased under terms generally extending up to five years.

     The Technical Services operating segment has approximately 135 facilities throughout the United States and 19 facilities internationally, occupying a total of approximately 900,000 square feet of space. Approximately 250,000 square feet is devoted to in-house technical services and the balance to sales, marketing and administrative functions. The facilities are leased under terms generally extending up to five years.

     The Management Recruiters operating segment occupies approximately 150,000 square feet of office space at 47 locations, primarily for its company-owned permanent placement offices. These facilities are leased for varying terms, the majority of which extend up to five years. Management Recruiters also had 954 franchised offices. Franchisees enter into their own leases for which the segment assumes no obligation.

     The Todays Staffing operating segment occupies approximately 200,000 square feet of office space at approximately 114 locations for its company-owned temporary services offices. These facilities are leased for varying terms generally extending up to eight years. Todays Staffing also has 9 franchised offices. Franchisees enter into their own leases for which the segment assumes no obligation.

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

                                      PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Stock price and other information regarding the Registrant's common stock is for the years ended December 31, 1999 and 1998. The Registrant's common stock is traded on the New York Stock Exchange.

                                  1999                 1998
                           ------------------   ------------------
                             High      Low        High      Low
                           --------  --------   --------  --------
First quarter              27        19-1/2     47-15/16  40-3/8
Second quarter             34-7/8    22-11/16   43-5/8    26-1/4
Third quarter              36        25-3/4     27-1/16   21-15/16
Fourth quarter             30        22-1/8     26-7/8    15

     No cash dividends were declared during the years ended December 31, 1999 and 1998. The Company has no present intention of paying cash dividends during the year ending December 31, 2000.

     Shareholders of record on February 23, 2000 numbered 527. This count includes each street name account as one shareholder, when, in fact, such an account may represent multiple owners. Taking into account such multiple owners, the total number of shareholders approximated 4,500.

Item 6.   SELECTED FINANCIAL DATA.

     Following is Selected Financial Data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. The data presented is in thousands, except for per share data.

                                1999      1998      1997      1996      1995
                              --------- --------- --------- --------- ---------
Earnings Data

-------------
Revenues                    $ 1,601,877 1,540,545 1,496,758 1,374,881 1,202,936

Earnings from continuing
 operations                 $    49,679    44,239    46,934    42,470    31,185

Discontinued operations           2,768     1,338    (9,322)  (11,072)  (26,046)
                              --------- --------- --------- --------- ---------
Net earnings                $    52,447    45,577    37,612    31,398     5,139
                              ========= ========= ========= ========= =========

Basic earnings per share:
  Earnings from
   continuing

   operations               $      2.61      2.25      2.36      2.14      1.58
  Discontinued
   operations               $       .15       .07      (.47)     (.56)    (1.32)
  Net earnings              $      2.76      2.32      1.89      1.58       .26
Diluted earnings
 per share:
  Earnings from
   continuing

   operations               $      2.60      2.25      2.36      2.14      1.57
  Discontinued
   operations               $       .14       .07      (.47)     (.56)    (1.31)
  Net earnings              $      2.74      2.32      1.89      1.58       .26

Cash dividends              $         -         -         -         -         -



Balance Sheet Data

------------------
Total assets                $   531,680   435,814   348,837   340,174   323,563
Long-term debt              $    65,651    35,059         -    48,866    67,865
Shareholders' equity        $   293,844   240,369   215,585   176,986   145,233

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of operations, year ended December 31, 1999 vs. year ended December 31, 1998

--------------------------------------------------------------------------------

     Consolidated revenues advanced 4% over the prior year. Operating profit margins from continuing operations were 5.4% in 1999 compared to 4.9% in 1998.

     Information Technology Services segment revenues, which in 1999 represented 21% of the Company's consolidated revenues, advanced 3% from the prior year. Operationally, the segment completed its first full year as a stand-alone business unit. Prior to mid-1998, the Company's Information Technology Services business was integrated with the Company's Technical Services segment. Information Technology Services' customer base consists principally of large, multi-national manufacturing companies, much like the customer base of the Company's Technical Services segment. In 1999 and 1998, one large industrial corporation comprised approximately 30% of the segment's total revenues. As a stand-alone business unit, the segment has begun to broaden its customer and industry base and already has achieved a measure of success in the financial services industry.

     Demand began to moderate in the second half of 1998 within the segment's manufacturing-oriented customer base as those customers faced global challenges in their markets. During 1999, many customers concerned with achieving Year 2000 ("Y2K") compliance responded by delaying discretionary information technology projects. This softness was particularly evident during the fourth quarter of 1999. Additionally, a tight labor supply, particularly for highly skilled information technology specialists, became even more acute in 1999 and this condition is not expected to subside substantially.

     Operating profit margins for Information Technology Services were 6.8% in 1999 compared to 6.6% in 1998. During 1998, the Company anticipated strong revenue growth which did not keep pace with costs to build its management and support structure. Throughout 1999, management carefully monitored its costs and transitioned from a regional management to a unified management structure and began implementation of standardized recruiting and career progression practices in all offices. This effective emphasis on cost control, particularly during the second half of 1999 produced stronger operating profit margins than in 1998.

     Technical Services segment revenues, which in 1999 represented 58% of the Company's consolidated revenues, increased 3% from the prior year. The segment's customer base consists principally of large, multi-national manufacturing companies. Historically, its largest markets have been aerospace, automotive, construction, electronics, industrial equipment, petrochemicals, marine and telecommunications. The segment has begun to penetrate the pharmaceuticals market, expand its level of business within telecommunications and is focusing on other new markets such as biotechnology, medical devices and food and beverage.

     Technical Services' 1999 revenue growth was moderated, in part, by continuing cyclical softness in the aerospace industry, reduced spending by certain key customers in the process of merger and increased contract selectivity and screening by Technical Services management.

     Operating profit margins for Technical Services were 4.8% in 1999 compared to 3.7% in 1998. The operating profit margins for 1999 are considered more reflective of this segment's overall historical performance. In the second quarter of 1998, Technical Services operating profit margin was impacted by reorganization costs and other non-recurring charges of $2.3 million. Excluding these charges in 1998, the segment's operating profit margins would have been 3.9%. In addition, throughout 1998, many Technical Services' customers experienced a difficult business environment due to turbulent international market conditions, delayed new product introductions and investment imbalances. This was particularly pronounced in the electronics and hydrocarbon/petrochemicals customer base. The improved results in 1999 reflect the higher margins associated with strengths in managed engineering services, targeted new market and product growth, increased contract selectivity and ongoing cost containment efforts.

     Information Technology Services' and Technical Services' many contracts are individually price negotiated, and as a result, the price-to-direct cost mix is constantly changing. The cost structure of both segments is generally variable. In periods of substantial increases in revenues, operating profit margins can widen because the segments can take advantage of certain economies of scale in the support cost structure. Conversely, in periods of declining demand, operating results can deteriorate quickly because realization of cost savings typically lags implementation of downsizing and cost reduction programs.

     Management Recruiters' revenues, which in 1999 represented 7% of the Company's consolidated revenues, advanced 1% over the prior year. Although positive, the segment's growth rate in 1999 was below the segment's rates of growth over the past several years. The most important cause of this slowing of growth is the severe shortage of middle management and professional personnel candidates for permanent employment positions. These shortages are expected to continue into 2000. Additionally, a certain amount of disintermediation is taking place as candidates and employers bypass recruiting organizations in favor of direct contact via the Internet. This latter effect cannot be quantified with certainty.

     Operating profit margins for Management Recruiters were 19.8% in 1999 and 20.3% in 1998. The decline in the margin reflects a shift in fulfillment mix from large client project placement work to more labor-intensive single-transaction searches. Further, 1999 operating margins also declined as a result of start-up costs for four new staffing offices.

     Todays Staffing segment revenues, which in 1999 represented 14% of the Company's consolidated revenues, advanced 9% over the prior year. Todays Staffing's customer base consists of a large number of "retail" accounts and a small number of large, "wholesale" accounts. 1999 was a transitional year for this latter category of accounts. In recent years, these large, multi-location accounts have become more price sensitive, and the segment elected not to continue to pursue certain of these accounts when pricing began to erode. Conversely, the segment identified and won new, large contracts with a category of emerging middle-market customers. Demand for office/clerical and professional temporary services in 1999 remained strong. Legal staffing is a small but growing component of the segment's services.

     Todays Staffing's operating profit margins were 6.7% in both 1999 and 1998. Operating profit in 1999 was adversely impacted by integration costs associated with Today's acquisition of Staffing Consultants, Inc. and increased recruiting costs.

     Each of CDI's business segments has been an active and aggressive user of the Internet as a candidate source since the inception of the very earliest of the "job boards." During 1999, CDI formalized and broadened its relationship with leading Internet staffing providers. In recent years, the Company has utilized its own corporate Internet sites to generate candidate traffic. In 1999, CDI's Management Recruiters segment launched its own proprietary Internet staffing site, Brilliant People.com, and early results are encouraging.

    During the second and fourth quarters of 1999, the Company recorded gains from discontinued operations of $2,015,000 and $753,000, respectively, net of applicable income taxes. These gains primarily reflected settlement of a disputed receivable which was fully reserved and adjustments of certain estimates. In the fourth quarter of 1998, a gain of $1,338,000, net of applicable income taxes, was recorded reflecting lower than anticipated costs related to the wind-down of the discontinued operations and greater realization on disposal of assets than expected. The liquidation of the discontinued operations is complete.

     Interest expense was $2.1 million in 1999 compared to $1.4 million in 1998 reflecting higher average levels of debt outstanding.

     During the year ended December 31, 1999, each of the Company's business segments made acquisitions for which the Company invested collectively $50,012,000. The acquisitions were accounted for using the purchase method. Goodwill acquired amounted to $44,736,000 and is being amortized on the straight-line method over periods of 15 and 20 years. These acquisitions did not have a significant effect upon reported earnings for 1999.

Results of operations, year ended December 31, 1998 vs. year ended
December 31, 1997
--------------------------------------------------------------------------------

     Consolidated revenues advanced 3% over the prior year. Results in 1997 included the operations of non-strategic businesses divested in the third quarter of 1997. Excluding the revenues of the divested businesses in 1997, which totaled $36 million, revenues in 1998 increased 5%. Operating profit margins from continuing operations were 4.9% in 1998 compared to 5.3% in 1997. Operating results of the non-strategic businesses did not have a material impact on operating margins in 1997.

     Information Technology Services segment revenues, which represented 21% of the Company's consolidated revenues, grew 12% over the prior year. Prior to 1998, the Company's Information Technology Services business was operationally integrated with, and served the same customer base as Technical Services. While continuing to grow, the Information Technology Services growth rate slowed in 1998 as its manufacturing-oriented customer base experienced a slow-down in business during the year. To facilitate development of a distinct business strategy and to better serve its customers, during the second and third quarters of 1998 the Company created a discrete operating unit for Information Technology Services to focus on a more diverse customer base to include new IT-intensive industries and to increase sales of its value-added project and functional outsourcing.

     Operating profit margins for Information Technology Services were 6.6% in 1998 compared to 7.5% in 1997. Entering 1998, the Company's support structure related to information technology staffing reflected anticipated growth in demand for services in 1998. Revenue growth in 1998 did not keep pace with the additional support cost structure resulting in a deterioration in operating margin.

     Technical Services segment revenues, which in 1998 represented 58% of the Company's consolidated revenues, decreased 3% from the prior year. Results in 1997 included the operations of non-strategic businesses divested in the third quarter of 1997. Excluding the revenues of the divested businesses in 1997, revenues in 1998 increased 1%. Beginning in late 1997 and continuing throughout 1998, many of Technical Services' customers experienced difficult business conditions due to factors ranging from turbulent international market conditions to delayed new product introductions and inventory imbalances. Demand from electronics and hydrocarbon/ petrochemical customers in particular was down in 1998, partially offset by growth in automotive, construction and industrial equipment.

     Operating profit margins for Technical Services were 3.7% in 1998 compared to 4.5% in 1997. Entering 1998, the Company's support structure related to technical staffing reflected anticipated growth in demand for services in 1998. When increased demand did not materialize in the first quarter, the Company took steps to realign the technical staffing support structure. These steps included downsizing the Technical Services overhead structure. In the second quarter of 1998, the segment's operating profit included reorganization costs and other non-recurring charges of $2.3 million. Of the total $2.3 million, reorganization costs were $1.4 million and were associated with realigning and downsizing the segment's support structure. The reorganization costs included separation costs of $500,000 for personnel reductions and $900,000 for the disposition of leasehold obligations for real estate no longer needed in the engineering business. The remaining $900,000 in non-recurring charges related to healthcare costs associated with a self-insured medical program, which has been replaced with an indemnity program, and vacation pay costs resulting from the implementation of a new compensation program. Substantially all of the reorganization and non-recurring costs were paid during 1998. Technical Services' operating profit in 1997 included a net gain of $2.1 million from the divestiture of non-strategic businesses in the third quarter, 1997.

     Management Recruiters segment revenues, which in 1998 represented 7% of the Company's consolidated revenues, grew 20% over the prior year in response to continued strong demand for middle management search and recruiting services including large-scale permanent placement assignments with certain customers. Operating profit margins for Management Recruiters were 20.3% in 1998 compared to 18.2% in 1997, reflecting strong demand for search and recruiting services and performance improvements at the company-owned operations.

     Todays Staffing segment revenues, which in 1998 represented 14% of the Company's consolidated revenues, grew 10% over the prior year in response to continued demand for office/clerical and professional temporary services. Operating profit margins for Todays Staffing were 6.7% in 1998 compared to 5.8% in 1997. The improvement in operating profit margins reflects a reduction in the percentage of high volume, low margin managed staffing business, and an increase in higher margin legal and financial staffing.

     At the end of 1996, after investigating strategic alternatives for the automotive developmental engineering division of a subsidiary, the Company adopted a plan to dispose of that division. During 1997, the Company attempted to sell the division but was unsuccessful due to deteriorating market conditions. As a consequence, the Company undertook to liquidate the division by winding down contracts with customers and disposing of assets.

     In the fourth quarter of 1997, an addition to the loss reserve for discontinued operations of $14 million ($9 million after taxes) was recorded. This adjustment primarily reflected a full reserve for a disputed receivable related to a major automotive developmental engineering contract on which work was terminated in late 1996. Additional reserves were also provided for operating losses through the final wind-down of the business.

     In the fourth quarter of 1998, a gain of $2 million ($1 million after taxes) related to discontinued operations was recorded reflecting lower than anticipated costs related to the wind-down of the discontinued operations and greater realization in disposal of assets than expected.

     Interest expense was $1.4 million in 1998 compared to $2.3 million in 1997 reflecting lower levels of debt outstanding.

     Full year 1997 results reflect a credit of $2 million, recorded in the third quarter of 1997, from the reduction of income tax reserves no longer required.

     During the year ended December 31, 1998, the Company made a number of acquisitions in which it invested $39,138,000. The acquisitions were accounted for using the purchase method. Goodwill acquired amounted to $36,322,000 and is being amortized on the straight-line method over 15 and 20 years. These acquisitions did not have a significant effect upon reported earnings for 1998.

                                     Year 2000
                                     ---------

      The Company's year 2000 ("Y2K") inventory, assessment and solutions implementations programs leading up to the year 2000, appear to have been largely successful. The Company entered the year 2000 substantially fully Y2K compliant, and there have been no meaningful interruptions of services within the Company or with its external constituencies.

      However, inasmuch as only a few months have gone by in the year 2000, albeit potentially the most revealing ones, there can still be no assurance that there will be no material impact as a result of Y2K issues, particularly considering the dependence and interdependence that exists with third parties.

      The cost of the Company's Y2K program was approximately $2.3 million, all of which was charged against operations. Of this amount, approximately $1.3 million was incurred in 1998 and the balance in 1999.

      The costs of Y2K compliance do not include costs associated with new financial systems or new personnel recruiting and human resource systems. These systems already were scheduled for implementation and their implementation was not accelerated because of year 2000 issues.

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

Liquidity and Capital Resources
-------------------------------

     Expansions and contractions in the levels at which the Company's businesses operate directly affect consolidated working capital, which in turn has a direct relationship to total capital employed because of the high concentration of total assets represented by current assets. Working capital, associated with continuing operations, increased in 1999 because of an increase in the collection cycle for accounts receivable and an increase in the levels of business at which the Company was operating. This level of business activity includes increased billings to customers for subcontract labor for which the Company does not reflect revenues. However, such billings are included in accounts receivable. The ratio of current assets to current liabilities was 2.4 to 1, 2.3 to 1 and 2.4 to 1, as of December 31 1999, 1998, and 1997,
respectively. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) as of December 31, 1999 and 1998 was 18.3% and 12.7%, respectively. The Company had no long-term debt as of December 31, 1997.

     In August 1998, the Company initiated a program to repurchase up to 5% of its outstanding shares of common stock over a one-year period. Through December 31, 1998, 889,700 shares were purchased under the program. Aggregate cost for the shares repurchased was $20,478,000. No shares were purchased in 1999.

     The Company's main sources of liquidity have been from operations and from borrowings, including a revolving credit agreement and short-term lines of credit with banks. The revolving credit agreement provides for borrowings of up to $100 million. Since the revolving credit agreement and short-term lines of credit are all priced at floating rates of interest, the Company is subject to market risks as interest rates change. Considering the most restrictive of the limitations placed on bank borrowings by the agreements at December 31, 1999, the Company had borrowing capacity under the revolving credit agreement of an additional $34 million. These sources have been adequate to support growth opportunities in the Company's businesses.

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

New Accounting Standards
------------------------

     In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for years beginning after June 15, 2000. The Company will determine the extent to which Statement No. 133 applies and adopt the standards established as required. Currently the Company has no derivatives or hedging activities.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See discussion on Liquidity and Capital Resources in Item 7.

Forward-looking Information
---------------------------

     Certain information in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as competitive market pressures, material changes in demand from larger customers, availability of labor, the Company's performance on contracts, changes in customers' attitudes toward outsourcing, government policies or judicial decisions adverse to the staffing industry, changes in economic conditions, unforeseen events associated with divestiture of discontinued operations, delays or unexpected costs associated with implementation of computer systems and delays or unexpected costs in making modifications to existing software and converting to new software to resolve issues related to Year 2000 and failure of third parties to provide Year 2000 compliant products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             CDI CORP. AND SUBSIDIARIES
                         Consolidated Statements of Earnings
                     Years ended December 31, 1999, 1998 and 1997
                        (In thousands, except per share data)


                                               1999       1998       1997
                                             ---------  ---------  ---------
Revenues                                   $ 1,601,877  1,540,545  1,496,758

Cost of services                             1,177,250  1,149,849  1,144,061
                                             ---------  ---------  ---------
Gross profit                                   424,627    390,696    352,697

Operating and administrative costs             338,651    314,586    273,579
                                             ---------  ---------  ---------
Operating profit                                85,976     76,110     79,118

Interest expense                                 2,114      1,384      2,337
                                             ---------  ---------  ---------
Earnings from continuing operations
 before income taxes and minority
 interests                                      83,862     74,726     76,781

Income taxes                                    32,960     29,470     28,652
                                             ---------  ---------  ---------
Earnings from continuing operations
 before minority interests                      50,902     45,256     48,129

Minority interests                               1,223      1,017      1,195
                                             ---------  ---------  ---------
Earnings from continuing operations             49,679     44,239     46,934

Discontinued operations                          2,768      1,338     (9,322)
                                             ---------  ---------  ---------
Net earnings                               $    52,447     45,577     37,612
                                             =========  =========  =========

Basic earnings per share:
  Earnings from continuing operations      $      2.61       2.25       2.36
  Discontinued operations                  $       .15        .07       (.47)
  Net earnings                             $      2.76       2.32       1.89

Diluted earnings per share:
  Earnings from continuing operations      $      2.60       2.25       2.36
  Discontinued operations                  $       .14        .07       (.47)
  Net earnings                             $      2.74       2.32       1.89


See accompanying notes to consolidated financial statements.

                             CDI CORP. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                             December 31, 1999 and 1998
                          (In thousands, except share data)


Assets                                                       1999      1998
------                                                      -------   -------
Current assets:
 Cash                                                     $  11,429     6,962
 Accounts receivable, less allowance for
  doubtful accounts of $4,203-1999; $6,000-1998             352,458   307,261
 Prepaid expenses and other                                   5,322    12,508
 Deferred income taxes                                        4,448     6,038
                                                            -------   -------
          Total current assets                              373,657   332,769

Fixed assets, net                                            53,256    39,453
Deferred income taxes                                            86     4,148
Goodwill and other intangible assets, net                    89,328    48,844
Other assets                                                 15,353    10,600
                                                            -------   -------
                                                          $ 531,680   435,814
                                                            =======   =======
Liabilities and Shareholders' Equity

------------------------------------
Current liabilities:
  Obligations not liquidated because of outstanding checks $  21,446    21,428
  Accounts payable                                            32,575    35,698
  Withheld payroll taxes                                       3,211     3,734
  Accrued compensation and related costs                      57,458    52,931
  Other accrued expenses                                      31,517    27,187
  Income taxes payable                                         8,774     5,346
                                                             -------   -------
          Total current liabilities                          154,981   146,324

Long-term debt                                                65,651    35,059
Deferred compensation                                         13,916    11,258
Minority interests                                             3,288     2,804

Shareholders' equity:
  Preferred stock, $.10 par value - authorized
   1,000,000 shares; none issued                                   -         -
  Common stock, $.10 par value - authorized
   100,000,000 shares; issued 19,999,463
   shares-1999; 19,951,300 shares-1998                         2,000     1,995
  Class B common stock, $.10 par value
   authorized 3,174,891 shares; none issued                        -         -
  Additional paid-in capital                                  16,539    15,534
  Retained earnings                                          298,305   245,858
  Accumulated other comprehensive loss                          (611)     (720)
  Unamortized value of restricted stock issued                  (945)   (1,117)
  Less common stock in treasury, at cost -
   927,651 shares-1999; 917,458 shares-1998                  (21,444)  (21,181)
                                                             -------   -------
          Total shareholders' equity                         293,844   240,369
                                                             -------   -------
                                                           $ 531,680   435,814
                                                             =======   =======

See accompanying notes to consolidated financial statements.

                             CDI CORP. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                     Years ended December 31, 1999, 1998 and 1997
                                    (In thousands)

                                                       1999     1998     1997
                                                      ------   ------   ------
Continuing Operations
 Operating activities:

  Earnings from continuing operations               $ 49,679   44,239   46,934
  Minority interests                                   1,223    1,017    1,195
  Depreciation                                        14,040   12,242   10,427
  Amortization of intangible assets                    4,304    2,237    1,706
  Gain on dispositions of businesses                       -        -     (938)
  Income tax provision greater (less)
   than tax payments                                   8,521    1,617   (2,042)
  Change in assets and liabilities
   net of effects from acquisitions:
   (Increase) in accounts receivable                 (35,129) (40,874) (29,223)
   Increase (decrease) in payables
    and accrued expenses                              (5,966)  12,731    9,829
   Other                                               2,121   (1,838)  (2,477)
                                                      ------   ------   ------
                                                      38,793   31,371   35,411
                                                      ------   ------   ------
 Investing activities:
  Purchases of fixed assets                          (27,585) (23,099) (11,932)
  Acquisitions net of cash acquired                  (42,622) (39,138)  (3,270)
  Dispositions of businesses                               -        -    6,034
  Other                                                 (589)     389      532
                                                      ------   ------   ------
                                                     (70,796) (61,848)  (8,636)
                                                      ------   ------   ------
 Financing activities:
  Borrowings long-term debt                           34,704   46,006   10,724
  Payments long-term debt                             (6,096) (11,580) (59,590)
  Obligations not liquidated

   because of outstanding checks                          18    8,289    6,305
  Share repurchase program                                 -  (20,478)       -
  Other                                                  580       16      985
                                                      ------   ------   ------
                                                      29,206   22,253  (41,576)
                                                      ------   ------   ------
Net cash flows from continuing
 operations                                           (2,797)  (8,224) (14,801)
Net cash flows from discontinued
 operations                                            7,264    8,188   15,733
                                                      ------   ------   ------
Increase (decrease) in cash                            4,467      (36)     932
Cash at beginning of year                              6,962    6,998    6,066
                                                      ------   ------   ------
Cash at end of year                                 $ 11,429    6,962    6,998
                                                      ======   ======   ======

See accompanying notes to consolidated financial statements.

                             CDI CORP. AND SUBSIDIARIES
                   Consolidated Statement of Shareholders' Equity
                    Years ended December 31, 1999, 1998 and 1997
                                   (In thousands)

                                                 1999      1998      1997
Common stock                                    -------   -------   -------
  Beginning of year                           $   1,995     1,995     1,985
  Exercise of stock options                           4         -         5
  Restricted stock issued                             1         -         5
                                                -------   -------   -------
  End of year                                 $   2,000     1,995     1,995
                                                =======   =======   =======
Additional paid-in capital
  Beginning of year                           $  15,534    16,014    12,866
  Exercise of stock options                         672        14     1,076
  Restricted stock-issued                           278         -     2,072
  Restricted stock-vesting/forfeiture               (25)        2         -
  Restricted stock-change in value                   76      (495)        -
  Treasury stock issued                               -        (1)        -
  Management Stock Purchase Plan                      4         -         -
                                                -------   -------   -------
  End of year                                 $  16,539    15,534    16,014
                                                =======   =======   =======
Retained earnings

  Beginning of year                           $ 245,858   200,281   162,669
  Net earnings                                   52,447    45,577    37,612
                                                -------   -------   -------
  End of year                                 $ 298,305   245,858   200,281
                                                =======   =======   =======
Accumulated other comprehensive loss
  Beginning of year                           $    (720)     (207)       54
  Translation adjustment                            109      (513)     (261)
                                                -------   -------   -------
  End of year                                 $    (611)     (720)     (207)
                                                =======   =======   =======
Unamortized value of restricted stock issued
  Beginning of year                           $  (1,117)   (1,819)        -
  Restricted stock-issued                          (279)        -    (2,077)
  Restricted stock-vesting/forfeiture               188        25         -
  Restricted stock-change in value                  (76)      495         -
  Restricted stock-amortization of value            339       182       258
                                                -------   -------   -------
  End of year                                 $    (945)   (1,117)   (1,819)
                                                =======   =======   =======
Treasury stock

  Beginning of year                           $ (21,181)     (679)     (588)
  Issued                                              -         1         5
  Purchased                                           -   (20,478)        -
  Exercise of stock options                         (75)        -       (96)
  Restricted stock-forfeiture                      (188)      (25)        -
                                                -------   -------   -------
  End of year                                 $ (21,444)  (21,181)     (679)
                                                =======   =======   =======
Comprehensive income

  Net earnings                                $  52,447    45,577    37,612
  Translation adjustment                            109      (513)     (261)
                                                -------   -------   -------
                                              $  52,556    45,064    37,351
                                                =======   =======   =======

See accompanying notes to consolidated financial statements.

                             CDI CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except shares, per share data and ratios)


Significant Accounting Policies
-------------------------------

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after elimination of intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to current year presentation.

     Use of Estimates and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company operates in a dynamic industry, and accordingly, can be affected by a variety of factors including future regulatory changes, uncertainty relating to the performance of the U.S. economy, competition, demand for the Company's services, adverse litigation and claims and the hiring, training and retention of key employees.

     Fixed Assets - Fixed assets are stated at cost and are depreciated on the straight-line method at rates calculated to provide for retirement of assets at the end of their estimated useful lives. The annual rates generally are 14% to 25% for computer hardware, 14% to 33% for computer software and 10% to 25% for equipment and furniture. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the lease term.

     Goodwill and Other Intangible Assets - Goodwill of $88,644 as of December 31, 1999 and $47,661 as of December 31, 1998 representing the cost in excess of the fair value of net assets acquired related to acquisitions is being amortized on a straight-line basis generally over 15 and 20 years. For the year ended December 31, 1999, 1998 and 1997 amortization expense was $3,748, $1,669 and $1,128, respectively. Accumulated amortization was $10,311 as of December 31, 1999 and $6,563 as of December 31, 1998.

     Other intangible assets include agreements with individuals not to enter into competing businesses with the Company, the value for an established customer base and the value for acquired temporary services franchise arrangements. Other intangible assets, net of amortization, of $684 and $1,183 at December 31, 1999 and 1998, respectively, are being amortized on the straight-line method over five to twelve years. Amortization of other intangible assets in 1999, 1998 and 1997 was $556, $568 and $578, respectively. Accumulated amortization was $4,910 as of December 31, 1999 and $4,354 as of December 31, 1998.

     The Company reviews long-lived assets, goodwill and other identifiable intangibles to be held, used or disposed of for impairment based on the undiscounted cash flows from the related assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Revenue Recognition - Revenue from contract and staffing services in the Technical Services and Information Technology services operating segments is recognized as services are performed. Billings to customers in these segments for subcontract labor and other pass-through type costs are reduced by the associated direct costs with the resultant margin included in reported revenue.

     Revenue from staffing services in the Todays Staffing and Management Recruiters operating segments is recognized as services are performed and includes revenues from both company and franchised offices.

     Revenue in the Management Recruiters operating segment from permanent placements is recognized either upon commencement of employment of candidates or as retainer requirements are met and includes revenue from just company offices. The segment's revenues from its franchised offices are comprised of fees from franchise sales and from ongoing royalties paid by franchisees related to permanent placements achieved by franchisees. Fees from franchise sales are recognized when a franchisee commences business. Fees from royalties are recognized when a franchisee has the obligation to pay them.

     Stock-Based Compensation - The Company uses the intrinsic value based method of accounting for stock options and similar instruments granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense has been recognized in the financial statements for grants of stock options because option exercise prices are not less than the fair market value of the underlying common stock at dates of grants.

     Income Taxes - The Company accounts for income taxes in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach of accounting for income taxes. The Company and its wholly-owned U.S. subsidiaries file a consolidated federal income tax return.

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

     The number of common shares used to calculate basic and diluted earnings per share for 1999, 1998 and 1997 was determined as follows:

                                             1999        1998        1997
                                          ----------  ----------  ----------
Basic

  Average shares outstanding              19,052,110  19,689,349  19,904,888
  Restricted shares issued not vested        (38,605)    (45,937)    (50,900)
                                          ----------  ----------  ----------
                                          19,013,505  19,643,412  19,853,988
                                          ==========  ==========  ==========

                                              1999        1998        1997
                                           ----------  ----------  ----------
Diluted

  Shares used for basic                    19,013,505  19,643,412  19,853,988
  Dilutive effect of stock options             63,661      38,601      71,672
  Dilutive effect of units under the
   Management Stock Purchase Plan              34,738           -           -
  Dilutive effect of restricted shares
   issued not vested                            4,073       1,400       3,581
                                           ----------  ----------  ----------
                                           19,115,977  19,683,413  19,929,241
                                           ==========  ==========  ==========

Acquisitions
------------

     During the years ended December 31, 1999 and 1998, the Company completed a number of acquisitions involving each of its operating segments. Investments in the businesses acquired totaled $50,012 and $39,138 for the years ended December 31, 1999 and 1998, respectively. All acquisitions were accounted for using the purchase method. For 1999, assets of $55,603 were acquired (including goodwill of $44,736) along with liabilities of $6,330. A portion of the investment in 1999 reduced minority interests by $739. For 1998, assets of $45,011 were acquired (including goodwill of $36,322) together with liabilities and minority interests of $5,696 and $177, respectively.

     Investments in businesses acquired in 1999 amounting to $7,390 were not paid during the year and are not included in investing activities in the consolidated statement of cash flows for the year ended December 31, 1999. Such amounts will be paid in 2000.

     Spending on acquisitions during 1997 was not significant.

     Financial results of the acquired operations are reflected in the accompanying Consolidated Statements of Earnings from date of acquisition. The acquisitions did not have a significant effect on reported earnings for the years ended December 31, 1999, 1998 and 1997, and respective earnings would not have been significantly different from reported earnings had the acquisitions occurred at the beginning of the years.

     In connection with certain acquisitions, the Company is obligated to pay contingent consideration if the acquired businesses achieve certain earnings and operating performance targets over periods ranging from one to five years. In general, amounts are due based on pre-determined performance levels at the time of the acquisition. If performance levels are attained in their entirety, contingent consideration due after December 31, 1999 would be:

                           2000          $  2,500
                           2001            13,200
                           2002             9,000
                           2003             1,000
                           2004             1,600
                                           ------
                                         $ 27,300
                                           ======

     Contingent consideration, when earned is generally recorded as additional purchase consideration and would increase goodwill. Any such amounts are uncertain until required performance levels are actually attained.

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

     Significant portions of the Company's revenue base and resultant receivables are concentrated in certain industries. As of each of December 31, 1999 and 1998, receivables from customers in the electronics/information processing industries comprised approximately 25% of consolidated receivables and receivables from customers in the aircraft/aerospace industries comprised approximately 15% of consolidated receivables.

Fixed Assets
------------

     Fixed assets at December 31, 1999 and 1998 were comprised of the following:

                                                       1999       1998
                                                      -------    ------
Computers and systems                               $  76,197    55,156
Equipment and furniture                                32,275    28,761
Leasehold improvements                                  9,387     8,421
                                                      -------    ------
                                                      117,859    92,338
Accumulated depreciation                              (64,603)  (52,885)
                                                      -------    ------
                                                    $  53,256    39,453
                                                      =======    ======

Long-term Debt
--------------

     Long-term debt at December 31, 1999 and 1998 was as follows:

                                                          1999      1998
                                                         ------    ------
Notes payable to banks under revolving
 credit agreement with interest at 6.97%               $ 40,000    20,000
Notes payable to banks under short-term
 lines of credit with interest at 5.71%                  22,200    14,000
Other                                                     3,451     1,059
                                                         ------    ------
                                                       $ 65,651    35,059
                                                         ======    ======

     The Company has a revolving credit agreement with a syndicate of banks, which provides for borrowings up to $100 million through March 31, 2001. Borrowings outstanding at March 31, 2001 may be converted into term debt which would mature in quarterly installments payable over four years. There is an annual facility fee equal to 3/10% of the banks' commitments. During 1999 and 1998, interest on borrowings under this agreement were at variable rates based on rates quoted on the Interbank Eurodollar Market ("LIBOR") (adjusted for reserve requirements) plus a LIBOR margin of 1/2%. The LIBOR margin can range from 1/2% to 1-1/2% depending upon the ratio of all of the Company's borrowings to its cash flow. The ratio for the LIBOR margin is determined each quarter using borrowings outstanding at the end of the quarter and cash flow for the four quarters then ended. The resulting ratio is used to determine the applicable LIBOR margin for the ensuing quarter.

     Uncommitted short-term lines of credit with three banks are also available under which interest rates are quoted on a transactional basis and are related to the banks' costs of funds.

     The weighted average interest rate incurred on borrowings during the years ended December 31, 1999, 1998 and 1997 was 5.68%, 5.73% and 5.79%, respectively.

     All borrowings at December 31, 1999 are classified as long-term because the Company intends to finance maturities as they become due with borrowings under the revolving credit agreement. As of December 31, 1999, long-term debt of $12,310 will mature in 2001 with $16,413 maturing in each of 2002, 2003 and 2004.

     The revolving credit agreement requires that a consolidated current ratio of at least 1.5 be maintained. In addition, the ratio of consolidated indebtedness to EBITDA shall not exceed 2.5 and the ratio of EBIT to interest expense shall not be less than 2.5. EBIT is earnings from continuing operations before minority interests, income taxes and interest expense. EBITDA is EBIT plus depreciation and amortization. The Company was in compliance with the terms of the revolving credit agreement through December 31, 1999.

Capital Stock
-------------

     Stock Classification - Common stock and Class B common stock have equal rights except that dividends (other than stock dividends) may be declared and paid on common stock in excess of amounts declared and paid on Class B common stock. The Class B common stock is convertible on a share-for-share basis into common stock. Class B shares so converted are then cancelled. At December 31, 1999, 1998 and 1997 no Class B common shares were issued.

     Restricted Common Stock - During the years ended December 31, 1999 and 1997, the Company issued shares of restricted common stock which vest either with the passage of time (ranging from three to ten years) or based on the percentage achievement of predetermined goals (covering periods ranging from three to five years). Shares that do not vest are forfeited.

      Restricted common shares that vest over time have a fixed value when issued. The value of restricted shares that vest based on performance will fluctuate with changes in the fair market value of the common stock until there is a determination as to performance vesting. Over the period of time that these shares may become vested, there will be charges to earnings for the fair value based on the aggregate number of these shares that become vested. As such charges occur, unamortized value of restricted stock will be reduced. To the extent that shares are forfeited, the unamortized value of such restricted stock will be reduced and the forfeited shares will be placed in treasury stock.

     Treasury Stock - In August, 1998, the Company initiated a program to repurchase up to 5% of its outstanding shares of common stock over a one-year period. During 1998, 889,700 shares were purchased under the program for $20,478. There were no repurchases in 1999.

     Changes in common shares outstanding for the years ended December 31, 1999, 1998 and 1997 follow:

                                          1999        1998        1997
                                       ----------  ----------  ----------
Shares issued

  Beginning of year                    19,951,300  19,950,800  19,853,983
  Exercise of stock options                37,000         500      45,917
  Restricted stock issued                  11,000           -      50,900
  Management Stock Purchase Plan              163           -           -
                                       ----------  ----------  ----------
  End of year                          19,999,463  19,951,300  19,950,800
                                       ==========  ==========  ==========
Treasury shares

  Beginning of year                       917,458      27,265      24,921
  Issued                                        -         (38)       (200)
  Purchased                                     -     889,700           -
  Exercise of stock options                 3,150           -       2,544
  Restricted stock forfeiture               7,043         531           -
                                       ----------  ----------  ----------
  End of year                             927,651     917,458      27,265
                                       ==========  ==========  ==========

Stock Based Plans
-----------------

     As of December 31, 1999, the Company maintains two stock-based incentive compensation plans under which the Company has granted stock options to certain employees, directors and consultants. The Company adopted the CDI Corp. 1998 Non-Qualified Stock Option Plan (the "1998 Plan") as a replacement for the Non-Qualified Stock Option and Stock Appreciation Rights Plan (the "Old Plan"). Coincident with the adoption of the 1998 Plan, no additional stock options or stock appreciation rights may be granted under the Old Plan.

     Non-qualified stock options under the 1998 Plan may be granted to employees, directors and consultants. Grants under the 1998 Plan, except for grants to certain non-employee directors whose retainer fees are in part paid via stock options, are determined by the Compensation Committee appointed by the Board of Directors. The price at which options are to be exercised may not be less than 100% of the fair market value per share of the Company's common stock on the date of grant and, unless otherwise determined by the Committee, options granted under the 1998 Plan will expire in ten years from the date of grant.

     Under the terms of the Old Plan, non-qualified stock options and stock appreciation rights could be granted separately or in tandem to salaried employees, directors and consultants. Grants under the plan, except for grants to certain non-employee directors whose retainer fees were in part paid via stock options, were determined by the Compensation Committee appointed by the Board of Directors. The price at which options or stock appreciation rights may be exercised were not to be less than 50% of the market value per share of the Company's common stock on the date of grant and, unless otherwise determined by the Committee, options or rights granted under the plan were not to be exercised after five years from date of grant.

     As of December 31, 1999, 1,391,333 shares of common stock are reserved for future issuance under these plans. There are and have been no stock appreciation rights outstanding under the Old Plan.

     Activity under both stock option plans is as follows:

                                       Shares
                                       subject      Weighted average
                                      to options     exercise price
                                      ----------    ----------------
December 31, 1996                       178,950         $ 17.86

Granted                                 422,700         $ 35.69
Exercised                               (45,917)        $ 13.08
Cancelled                               (20,333)        $ 25.67
                                      ---------
December 31, 1997                       535,400         $ 32.10

Granted                                 284,314         $ 32.51
Exercised                                  (500)        $ 16.88
Cancelled                                (9,253)        $ 36.66
                                      ---------
December 31, 1998                       809,961         $ 32.18
Granted                                 553,747         $ 24.38
Exercised                               (37,000)        $ 14.78
Cancelled                              (189,674)        $ 28.48
                                      ---------
December 31, 1999                     1,137,034         $ 27.56
                                      =========

     Additional information regarding options outstanding as of December 31, 1999, 1998 and 1997, is as follows:

                                           1999        1998        1997
                                         ---------   ---------   ---------
Range of exercise prices
  Lowest                                 $15.00      13.00       13.00
  Highest                                $46.50      46.50       41.69
Weighted average remaining life          7.3 years   6.7 years   4.9 years
Options exercisable

  Number of shares                       250,609     139,020     73,010
  Weighted average exercise price        $31.24      27.16       21.14

     The Company accounts for stock options granted to employees and directors using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for awards granted at exercise prices that are at or above fair market value.

     SFAS No. 123, "Accounting for Stock-Based Compensation," uses a fair value based method of accounting for stock options. Had SFAS No. 123 been adopted, additional compensation expense would have been recorded. Compensation expense has been determined for the Company's stock option plans based on the fair values of awards at dates of grant. If SFAS No. 123 had been adopted, net earnings from continuing operations and related earnings per share would have been the pro forma amounts indicated below for the years ended December 31, 1999, 1998 and 1997:

                                              1999      1998      1997
                                             ------    ------    ------
Earnings from continuing operations
  As reported                              $ 49,679    44,239    46,934
  Pro forma                                $ 47,621    42,921    46,211
Basic earnings per share
Earnings from continuing operations
  As reported                              $   2.61      2.25      2.36
  Pro forma                                $   2.50      2.19      2.33
Diluted earnings per share
Earnings from continuing operations
  As reported                              $   2.60      2.25      2.36
  Pro forma                                $   2.49      2.18      2.32

     The pro forma results may not be representative of the effects on reported earnings for future years. These results consider the impact of stock options granted since January 1, 1995 only. The weighted average fair value of options granted in 1999, 1998 and 1997 has been estimated on the dates of grant using the Black-Scholes Option Pricing Model using the following weighted-average assumptions:

                                            1999       1998      1997
                                           ------     ------    ------
Risk-free interest rate                    5.41%      4.65%     6.52%
Expected life of option                    10 years   9 years   7 years
Expected stock price volatility            42%        40%       44%
Expected dividend yield                     -          -         -

      During the year ended December 31, 1998, the Company adopted the Management Stock Purchase Plan ("MSPP"). Under the terms of the MSPP, designated employees have the opportunity to purchase the Company's common stock on a pre-tax basis. Participants use a portion of their annual bonus awards to purchase MSPP units. Certain senior management personnel are required to participate and have 25% of their annual bonus awards used to purchase MSPP units. Participants who participate voluntarily may have up to 25% of their annual bonus awards used to purchase MSPP units. Senior management personnel required to participate may also voluntarily have up to an additional 25% of their annual bonus awards also used to purchase MSPP units.

     The number of MSPP units credited to a participant is determined by dividing the amount of the annual bonus used to purchase MSPP units by the fair market value of a share of the Company's common stock on the date that the participant's account is credited with the MSPP units. The Company also makes a matching contribution of one MSPP unit for every three MSPP units purchased by a participant on a voluntary basis.

     Each MSPP unit represents the participant's right to receive one share of the Company's common stock upon the satisfaction of the vesting period applicable to the MSPP unit. Vesting takes place over a period of three to ten years as chosen by the participant. If a participant's employment terminates for any reason after three years from the start of a vesting period (regardless of the vesting period chosen), the participant will receive shares of the Company's common stock for all the MSPP units credited to this account pertaining to the vesting period. If employment terminates within the first three years of a vesting period, the participant, under certain circumstances, may receive cash in lieu of shares of the Company's common stock in an amount that does not take into account any appreciation in the value of such shares.

     There are 84,572 MSPP units outstanding (including Company matching units) that relate to bonus awards earned through the year ended December 31, 1999. These MSPP units were determined using a weighted average market price of $21.78 per share. Compensation cost of $1,133 and $375 was recognized during 1999 and 1998, respectively, related to this plan.

     During the year ended December 31, 1998, the Company adopted the Performance Shares Plan ("PSP"). Under the terms of the PSP, members of the Company's senior management designated by the Compensation Committee of the Board of Directors are eligible to receive shares of the Company's common stock at the expiration of a performance period if specified performance goals have been achieved during the period. The Committee will determine the performance goals, length of performance periods and the frequency of awards. Participation in the plan was initiated in 1998 with the performance period extending through December 31, 2000. As of December 31, 1999 there were 20,700 shares allocated to participants for issuance if performance levels are attained. The performance goal applicable to these awards is based on the price of the Company's common stock and requires that the Company's stock price outperform the Standard and Poor's 500 Index by two percentage points over the performance period on a compound annual growth rate in order for the participants to receive any shares under the plan. If actual performance during the performance period exceeds the performance goal by up to an additional two percentage points, the number of shares of stock to be issued will increase proportionately by up to an additional fifty percent. The Company's stock performance during 1999 and 1998 was less than that of the Standard and Poor's 500 Index and, accordingly, no cost was reflected for this plan in 1999 or 1998.

Income Taxes
------------

     The provision for income taxes relating to continuing operations for the years ended December 31, 1999, 1998 and 1997 was comprised of the following:

                                 Total    Federal  State   Foreign

                                -------   -------  ------  -------
1999

Current                        $ 27,311   21,080    3,012    3,219
Deferred                          5,649    4,664    1,025      (40)
                                 ------   ------    -----    -----
                               $ 32,960   25,744    4,037    3,179
                                 ======   ======    =====    =====
1998

Current                        $ 26,542   20,957    3,591    1,994
Deferred                          2,928    2,507      486      (65)
                                 ------   ------    -----    -----
                               $ 29,470   23,464    4,077    1,929
                                 ======   ======    =====    =====
1997

Current                        $ 30,062   23,986    4,066    2,010
Deferred                         (1,410)  (1,258)    (219)      67
                                 ------   ------    -----    -----
                               $ 28,652   22,728    3,847    2,077
                                 ======   ======    =====    =====

     The tax effects of the principal components creating net deferred income tax assets as of December 31, 1999 and 1998 were as follows:

                                                          1999      1998
                                                         ------    ------
Components creating deferred tax assets
  Expenses not currently deductible                     $19,058    20,585
  Intangible assets amortization                          1,287     1,617
  Other                                                     129        65
  Operating loss carryforwards                              293       257
                                                         ------    ------
                                                         20,767    22,524

Valuation allowances                                        (10)      (38)

Components creating deferred tax liabilities
  Deferral of revenues and accounts receivable           (8,897)   (8,746)
  Basis differences for fixed assets                     (6,415)   (1,994)
  Other                                                    (911)   (1,560)
                                                         ------    ------
                                                        (16,223)  (12,300)
                                                         ------    ------
                                                        $ 4,534    10,186
                                                         ======    ======

     The net change in the valuation allowance for the year ended December 31, 1999 was a decrease of $28 and for 1998 an increase of $34. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the benefits of the deferred tax assets will not be achieved. The ultimate realization of deferred tax assets is dependent upon a number of things, including past and future taxable income.
Based upon the assessment of the prospects for achieving the benefits of the deferred tax assets, net of existing valuation allowances, the Company believes it is more likely than not that such benefits will be realized.

     The effective income tax rates relating to continuing operations for the years ended December 31, 1999, 1998 and 1997 differed from the applicable federal rate as follows:

                                                    1999   1998   1997
                                                    ----   ----   ----
Federal rate                                          35%    35%    35%
State income taxes                                     3%     4%     3%
Expenses permanently nondeductible for
 tax purposes                                          1%     1%     1%
Income tax reserve no longer required                  -      -     (3%)
Other                                                  -     (1%)    1%
                                                     ---    ---    ---
Effective income tax rate                             39%    39%    37%
                                                     ===    ===    ===

     Certain subsidiaries have operating loss carryforwards for tax purposes, the realization of which is dependent upon the respective subsidiaries having sufficient taxable income in future years to use the carryforwards. At December 31, 1999 for federal income tax purposes, these carryforwards aggregated approximately $400 and expire in varying amounts from 2002 through 2009. The tax benefits of these carryforwards reduce goodwill and have been recognized for financial reporting purposes.

     At December 31, 1999, for state income tax purposes, there were operating loss carryforwards aggregating approximately $1,900 expiring in varying amounts from 2002 through 2019. Benefits relating to approximately $1,800 have been recognized for financial reporting purposes, of which benefits relating to approximately $500 reduce goodwill. Benefits for the remaining $100 have not been recognized and are included in the valuation allowances as of December 31, 1999.

Retirement Plans
----------------

     Trusteed contributory and non-contributory defined contribution retirement plans have been established for the benefit of eligible employees. Costs of the plans are charged to earnings and are based on either a formula using a percentage of compensation or an amount determined by the board of directors of the Company. Costs of the plans that are qualified for income tax purposes are funded. Costs of plans that are not qualified are not funded. Charges to earnings for these retirement plans for the years ended December 31, 1999, 1998 and 1997 were $5,304, $5,003 and $3,718, respectively.

     The Company does not provide other post-retirement benefits. Further, the Company does not provide post-employment benefits.

Leases
------

     Offices used for sales, recruiting and administrative functions and facilities used for in-house engineering, design and drafting are occupied under numerous leases which expire through 2011. In addition, there are leases for computers and office equipment. Rental expense under all leases for the years ended December 31, 1999, 1998 and 1997 were $23,918, $20,703 and $21,650, respectively.

     For periods after December 31, 1999, approximate minimum annual rental expense under non-cancelable leases aggregate $54,987 with rentals of $16,300 due in 2000, $11,779 due in 2001, $9,076 due in 2002, $5,555 due in 2003 and
$3,802 due in 2004.

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

     Todays Staffing provides temporary administrative, clerical, legal and financial staffing services.

     Operating segment data for the years ended December 31, 1999, 1998 and 1997 follows:

                                             1999       1998       1997
                                           ---------  ---------  ---------
Revenues

--------
Information Technology Services          $   331,521    320,599    285,105
Technical Services                           929,118    898,736    927,609
Management Recruiters                        113,343    112,217     93,540
Todays Staffing                              227,895    208,993    190,504
                                           ---------  ---------  ---------
                                         $ 1,601,877  1,540,545  1,496,758
                                           =========  =========  =========

                                            1999       1998       1997
                                          ---------  ---------  ---------
Earnings from continuing operations
before income taxes and minority
interests
-----------------------------------

Operating profit

  Information Technology Services       $    22,581     21,278     21,454
  Technical Services                         44,435     33,059     41,653
  Management Recruiters                      22,450     22,813     17,059
  Todays Staffing                            15,166     13,946     11,005
  Corporate expenses                        (18,656)   (14,986)   (12,053)
                                          ---------  ---------  ---------
                                             85,976     76,110     79,118
Interest expense                              2,114      1,384      2,337
                                          ---------  ---------  ---------
                                        $    83,862     74,726     76,781
                                          =========  =========  =========
Depreciation and amortization

-----------------------------
Information Technology Services         $     1,712      1,432      1,260
Technical Services                            8,953      7,829      7,061
Management Recruiters                         2,873      1,699      1,065
Todays Staffing                               3,755      3,132      2,569
Corporate                                     1,051        387        178
                                          ---------  ---------  ---------
                                        $    18,344     14,479     12,133
                                          =========  =========  =========
Assets

------
Information Technology Services         $   127,778     89,693     69,583
Technical Services                          268,466    237,285    193,206
Management Recruiters                        54,821     36,355     25,682
Todays Staffing                              58,555     52,730     40,855
Corporate                                    21,204     14,399      7,309
Net assets of discontinued
 operations                                     856      5,352     12,202
                                          ---------  ---------  ---------
                                        $   531,680    435,814    348,837
                                          =========  =========  =========
Purchases of fixed assets
-------------------------
Information Technology Services         $     1,334      1,881      1,093
Technical Services                           11,526      8,051      7,188
Management Recruiters                         2,128      2,809      1,021
Todays Staffing                               1,178      1,308      2,109
Corporate                                    11,419      9,050        521
                                          ---------  ---------  ---------
                                        $    27,585     23,099     11,932
                                          =========  =========  =========

     Intersegment activity is not significant. Therefore, revenues reported for each operating segment are substantially all from external customers.

     The Company is domiciled in the United States and its segments operate primarily in the United States. Revenues and fixed assets by geographic area for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                            1999       1998       1997
                                          ---------  ---------  ---------
Revenues

--------
  United States                         $ 1,466,973  1,446,295  1,411,899
  Canada, Europe and other                  134,904     94,250     84,859
                                          ---------  ---------  ---------
                                        $ 1,601,877  1,540,545  1,496,758
                                          =========  =========  =========
Fixed assets

------------
  United States                         $    50,139     37,819     24,824
  Canada, Europe and other                    3,117      1,634      1,563
                                          ---------  ---------  ---------
                                        $    53,256     39,453     26,387
                                          =========  =========  =========

     There was no single customer from whom the Company derived 10% or more of its consolidated revenues during 1999, 1998 or 1997.

     In 1998, operating profit for Technical Services included reorganization costs and other non-recurring charges of $2.3 million associated with realigning and downsizing the Technical Services support structure.

     Operating profit in 1997 for Technical Services included an approximately $2.1 million pre-tax gain from the divestiture of non-strategic operations. The after-tax impact on earnings from continuing operations of the gain was approximately $300. Revenues in 1997 for the divested operations totaled $36 million.

Discontinued Operations
-----------------------

     On December 28, 1995, the Company adopted a plan to dispose of the automotive manufacturing technology division of a subsidiary. This division provided production quality prototypes and production tooling fixtures.

     On December 30, 1996, the Company adopted a plan to dispose of the automotive developmental engineering division of a subsidiary. This division provided developmental and experimental engineering and design of automotive vehicles, components and assembly processes.

     Each of these divisions had been a separate line of business within the Technical Services segment and, accordingly, each has been classified as a discontinued operation in the Company's reported results of operations.

     The manufacturing technology division has been either liquidated or sold. The Company undertook to liquidate the automotive developmental engineering division starting in 1997 after unsuccessfully attempting to sell it. The liquidation of this division is complete.

     Adjustments were made in 1999 to prior year provisions for loss from discontinued operations resulting in a gain after taxes of $2,768 primarily from the recovery on a disputed contract receivable and adjustment of certain estimates. Adjustments were made in 1998 to prior year provisions for loss resulting in a gain from discontinued operations after tax of $1,338 primarily due to lower than anticipated costs related to the wind-down of discontinued operations and greater than anticipated realization on the disposal of assets. Adjustments were made in 1997 to prior year provisions resulting in a loss after tax of $9,322 primarily for an additional reserve related to a major automotive developmental engineering contract on which work was terminated in late 1996 and for additional reserves for operating losses through the final wind-down of the business. Ultimately this contract dispute was settled in 1999.

     Net assets of the discontinued operations as of December 31, 1999 and 1998 were $856 and $5,352, respectively. Net assets were comprised of working capital and deferred income taxes and are included in prepaid expenses and other in the Company's Consolidated Balance Sheets.

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of CDI Corp.:

     We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under the heading "Financial statement schedules" on page 40. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Philadelphia, PA                                    /s/ KPMG LLP
February 21, 2000                             ---------------------------------
                                                    KPMG LLP

                             CDI CORP. AND SUBSIDIARIES
                   Quarterly Earnings Years ended December 31,
               1999 and 1998 (In thousands, except per share data)

                                      First  Second   Third  Fourth
                                     Quarter Quarter Quarter Quarter   Year
                                     ------- ------- ------- ------- ---------
1999

----
Revenues                           $ 389,121 407,576 409,274 395,906 1,601,877
Gross profit                         100,683 105,960 111,686 106,298   424,627
Operating profit                      20,300  21,465  23,136  21,075    85,976
Interest expense                         427     440     499     748     2,114
Earnings from continuing
 operations                           11,733  12,397  13,332  12,217    49,679
Discontinued operations                    -   2,015       -     753     2,768
Net earnings                       $  11,733  14,412  13,332  12,970    52,447

Basic earnings per share:
  Earnings from continuing

   operations                      $     .62     .65     .70     .64      2.61
  Discontinued operations          $       -     .11       -     .04       .15
  Net earnings                     $     .62     .76     .70     .68      2.76
Diluted earnings per share:
  Earnings from continuing

   operations                      $     .62     .65     .70     .64      2.60
  Discontinued operations          $       -     .11       -     .04       .14
  Net earnings                     $     .62     .75     .70     .68      2.74

1998

----
Revenues                           $ 378,766 388,847 389,535 383,397 1,540,545
Gross profit                          92,009  96,717 101,114 100,856   390,696
Operating profit                      17,762  16,096  21,661  20,591    76,110
Interest expense                           6     425     421     532     1,384
Earnings from continuing
 operations                           10,709   9,369  12,334  11,827    44,239
Discontinued operations                    -       -       -   1,338     1,338
Net earnings                       $  10,709   9,369  12,334  13,165    45,577

Basic earnings per share:
  Earnings from continuing

   operations                      $     .54     .47     .63     .62      2.25
  Discontinued operations          $       -       -       -     .07       .07
  Net earnings                     $     .54     .47     .63     .69      2.32
Diluted earnings per share:
  Earnings from continuing

   operations                      $     .54     .47     .63     .62      2.25
  Discontinued operations          $       -       -       -     .07       .07
  Net earnings                     $     .54     .47     .63     .69      2.32

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

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this report

          Financial statements

               The consolidated balance sheets of the Registrant as of December 31, 1999 and 1998, the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years ended December 31, 1999, 1998 and 1997, the footnotes thereto and the report of KPMG LLP, independent auditors, are filed herein.

          Financial statement schedules

               Schedule submitted for the years ended December 31, 1999, 1998 and 1997. II - Valuation and Qualifying Accounts

     (b) Registrant has not filed a Form 8-K during the quarter ended December 31, 1999.

     (c)  Exhibits

             3.(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

               (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               b. CDI Corp. 1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the EDGAR filing made by the
                    Registrant on April 3, 1998 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on May 5, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               c. CDI Corp. Performance Share Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               d. CDI Corp. Management Stock Purchase Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               f.   Consulting  Agreement  dated  as of  April  7,  1997  by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               g. Employment Agreement dated March 11, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               h. Supplemental Retirement Agreement dated as of April 7, 1997 by and between Registrant and Mitchell Wienick, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               i. Employment Agreement, Restricted Stock Agreement and Non-Qualified Stock Option Agreement all dated August 4, 1997, by and between Registrant and Robert J. Mannarino, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               j. Supplemental Retirement Agreement dated as of November 18, 1997 by and between Registrant and Robert J. Mannarino, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               k. Employment Agreement dated July 8, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               l. Supplemental Retirement Agreement dated November 18, 1997 by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               m. Consulting Agreement dated as of December 3, 1997 by and between Registrant and Edgar D. Landis, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               n. Employment Agreement effective January 1, 1998 by and between Registrant and Joseph R. Seiders, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). Constitutes a management contract or compensatory plan or arrangement)

               o. Restricted Stock Agreement dated as of October 25, 1999 between Registrant and Gregory L. Cowan. (Constitutes a management contract or compensatory plan or arrangement)

            21.      Subsidiaries of the Registrant.
            23.      Consents of experts and counsel.
            27.(i)   Financial Data Schedule.  (December 31, 1999)
               (ii)  Restated Financial Data Schedules.  (September 30, 1999,
                     June 30, 1999, March 31, 1999, December 31, 1998, September
                     30, 1998, June 30, 1998, March 31, 1998 and December 31,
                     1997)

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

Date:   March 7, 2000
-------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mitchell Wienick
-------------------------------------
    Mitchell Wienick
    President, Chief Executive
    Officer and Director
    (Principal Executive Officer)

Date:   March 7, 2000
-------------------------------------


By:  /s/ Gregory L. Cowan
-------------------------------------
    Gregory L. Cowan
    Executive Vice President
    and Chief Financial Officer
    (Principal Financial and
    Accounting Officer)

Date:   March 6, 2000
-------------------------------------


By: /s/ Walter E. Blankley
-------------------------------------
    Walter E. Blankley
    Director

Date:   March 8, 2000
-------------------------------------

By: /s/ John M. Coleman
-------------------------------------
    John M. Coleman
    Director

Date:   March 8, 2000
-------------------------------------


By: /s/ Michael J. Emmi
-------------------------------------
    Michael J. Emmi
    Director

Date:   March 8, 2000
-------------------------------------


By: /s/ Walter R. Garrison
-------------------------------------
    Walter R. Garrison
    Director

Date:   March 8, 2000
-------------------------------------


By: /s/ Kay Hahn Harrell
-------------------------------------
    Kay Hahn Harrell
    Director

Date:   March 8, 2000
-------------------------------------


By: /s/ Lawrence C. Karlson
-------------------------------------
    Lawrence C. Karlson
    Director

Date:   March 8, 2000
-------------------------------------


By: /s/ Allen M. Levantin
-------------------------------------
    Allen M. Levantin
    Director

Date:   March 8, 2000
-------------------------------------

By: /s/ Alan B. Miller
-------------------------------------
    Alan B. Miller
    Director

Date:   March 8, 2000
-------------------------------------


By: /s/ Barton J. Winokur
-------------------------------------
    Barton J. Winokur
    Director

Date:   March 9, 2000
-------------------------------------

                                   Schedule II
                                   -----------


                             CDI CORP. AND SUBSIDIARIES

                          Valuation and Qualifying Accounts
                      (Allowance for Uncollectible Receivables)

                     Years ended December 31, 1999, 1998 and 1997


                                             Uncollectible
                                 Additions   receivables
                     Balance at   charged    written off,               Balance
                     beginning      to         net of        Other      at end
                      of year     earnings   recoveries     changes     of year
                     ----------  ---------  -------------  ----------  ---------
December 31, 1999   $ 6,000,000    915,000    2,807,000     95,000(a)  4,203,000

December 31, 1998   $ 4,995,000  2,200,000    1,295,000    100,000(a)  6,000,000

December 31, 1997   $ 4,094,000  3,249,000    2,348,000        -       4,995,000



(a)   Allowance of acquired businesses at dates of acquisition.

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549



                                ------------------



                                     CDI CORP.


                                ------------------


                                     EXHIBITS

                                        to

                                   Annual Report

                                     FORM 10-K

                            Year ended December 31, 1999


                                       Under

                           SECURITIES EXCHANGE ACT OF 1934

                                  INDEX TO EXHIBITS

Number                                 Exhibit                              Page
-------  -----------------------------------------------------------------  ----

 3.1(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

    (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

  10.a. CDICorp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

     b. CDI Corp. 1998 Non-Qualified Stock Option Plan incorporated herein by reference to the EDGAR filing made by the
          Registrant on April 3, 1998 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on May 5, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

     c. CDI Corp. Performance Share Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

     d. CDI Corp. Management Stock Purchase Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

     e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

     f.   Consulting  Agreement  dated  as of  April  7,  1997  by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). Constitutes a management contract or compensatory plan or arrangement)

     g. Employment Agreement dated March 11, 1997 including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

                                   INDEX TO EXHIBITS

Number                                  Exhibit                             Page
-------  -----------------------------------------------------------------  ----

     h. Supplemental Retirement Agreement dated as of April 7, 1997 by and between Registrant and Mitchell Wienick, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

     i. Employment Agreement, Restricted Stock Agreement and Non-Qualified Stock Option Agreement all dated August 4, 1997, by and between Registrant and Robert J. Mannarino, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended September 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

     j. Supplemental Retirement Agreement dated as of November 18, 1997 by and between Registrant and Robert J. Mannarino, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a manage- ment contract or compensatory plan or arrangement)

     k. Employment Agreement dated July 8, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

     l. Supplemental Retirement Agreement dated November 18, 1997 by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

     m. Consulting Agreement dated as of December 3, 1997 by and between Registrant and Edgar D. Landis, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement

     n. Employment Agreement effective January 1, 1998 by and between Registrant and Joseph R. Seiders, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). Constitutes a management contract or compensatory plan or arrangement)

     o.   Restricted  Stock  Agreement  dated as of October 25,  1999,       51
          between Registrant and Gregory L. Cowan. (Constitutes a management contract or compensatory plan or arrangement)

                                   INDEX TO EXHIBITS

Number                                  Exhibit                             Page
-------  -----------------------------------------------------------------  ----

21.      Subsidiaries of the Registrant.                                      54

23.      Consents of experts and counsel.                                     56

27.(i)   Financial Data Schedule.  (December 31, 1999)                        57

   (ii)  Restated Financial Data Schedules.  (September 30, 1999, June 30,    58
         1999, March 31, 1999, December 31, 1998, September 30, 1998,
         June 30, 1998, March 31, 1998 and December 31, 1997)