Form 10-Q
period 2000-03-31
CDI CORP
filed 2000-05-15
CIK 18396

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                 --------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

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

     Outstanding shares of each of the Registrant's classes of common stock as of April 28, 2000 were:

     Common stock, $.10 par value                   19,069,336 shares
     Class B common stock, $.10 par value                  None

                         PART 1. FINANCIAL INFORMATION

                           CDI CORP. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                 (In thousands)

                                                    March 31,
                                                      2000      December 31,
Assets                                             (unaudited)     1999
------                                             -----------  ------------
Current assets:
 Cash                                               $ 15,023       11,429
 Accounts receivable, less allowance
  for doubtful accounts of $4,269 -
  March 31, 2000; $4,203 - December 31,
  1999                                               395,113      352,458
 Prepaid expenses and other                            7,986        5,322
 Deferred income taxes                                     -        4,448
                                                     -------      -------
        Total current assets                         418,122      373,657

Fixed assets, at cost:
 Computers and systems                                83,892       76,197
 Equipment and furniture                              32,943       32,275
 Leasehold improvements                                9,808        9,387
                                                     -------      -------
                                                     126,643      117,859
 Accumulated depreciation                             68,401       64,603
                                                     -------      -------
        Net fixed assets                              58,242       53,256

Deferred income taxes                                      -           86
Goodwill and other intangible assets, net             91,936       89,328
Other assets                                          16,552       15,353
                                                     -------      -------
                                                   $ 584,852      531,680
                                                     =======      =======

                           CDI CORP. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                       (In thousands, except share data)



                                                    March 31,
                                                      2000      December 31,
Liabilities and Shareholders' Equity               (unaudited)     1999
------------------------------------               -----------  ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                           $  17,096       21,446
  Accounts payable                                    39,548       32,575
  Withheld payroll taxes                               4,891        3,211
  Accrued expenses                                    97,564       88,975
  Income taxes payable                                 4,561        8,774
  Deferred income taxes                                  769            -
                                                     -------      -------
         Total current liabilities                   164,429      154,981

Long-term debt                                        96,098       65,651
Deferred income taxes                                    901            -
Deferred compensation                                 14,233       13,916
Minority interests                                     3,523        3,288
Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                                  -           -
  Common stock, $.10 par value -
   authorized  100,000,000  shares;
   issued  20,000,954 shares - March 31,
   2000; 19,999,463 shares - December 31,
   1999                                                2,000        2,000
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                                  -            -
  Additional paid-in capital                          16,472       16,539
  Retained earnings                                  310,109      298,305
  Accumulated other comprehensive loss                  (642)        (611)
  Unamortized value of restricted stock
   issued                                               (723)        (945)
  Less common stock in treasury, at cost -
   931,618 shares - March 31, 2000;
   927,651 shares - December 31, 1999                (21,548)     (21,444)
                                                     -------      -------
         Total shareholders' equity                  305,668      293,844
                                                     -------      -------
                                                   $ 584,852      531,680
                                                     =======      =======

                           CDI CORP. AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                (In thousands, except per share data; unaudited)


                                                         Three months ended
                                                             March 31,
                                                         ------------------
                                                          2000       1999
                                                         -------    -------
Revenues                                               $ 421,400    389,121
Cost of services                                         307,378    288,438
                                                         -------    -------
Gross profit                                             114,022    100,683
Operating and administrative costs                        93,108     80,383
                                                         -------    -------
Operating profit                                          20,914     20,300
Interest expense                                           1,048        427
                                                         -------    -------
Earnings before income taxes and
 minority interests                                       19,866     19,873
Income taxes                                               7,827      7,830
                                                         -------    -------
Earnings before minority interests                        12,039     12,043
Minority interests                                           235        310
                                                         -------    -------
Net earnings                                           $  11,804     11,733
                                                         =======    =======
Earnings per share:
  Basic                                                $     .62        .62
  Diluted                                              $     .62        .62

                           CDI CORP. AND SUBSIDIARIES

                 Consolidated Statement of Shareholders' Equity
                                 (In thousands)

                                                              March 31,
                                                          -----------------
                                                            2000       1999
Common stock                                              -------   -------
  Beginning of period                                   $   2,000     1,995
  Exercise of stock options                                     -         2
                                                          -------   -------
  End of period                                         $   2,000     1,997
                                                          =======   =======
Additional paid-in capital
  Beginning of period                                   $  16,539    15,534
  Exercise of stock options                                     -       310
  Restricted stock-vesting/forfeiture                         (16)      (10)
  Restricted stock-change in value                            (85)       70
  Management Stock Purchase Plan                               34         -
                                                          -------   -------
  End of period                                         $  16,472    15,904
                                                          =======   =======
Retained earnings

  Beginning of period                                   $ 298,305   245,858
  Net earnings                                             11,804    11,733
                                                          -------   -------
  End of period                                         $ 310,109   257,591
                                                          =======   =======
Accumulated other comprehensive loss
  Beginning of period                                   $    (611)     (720)
  Translation adjustment                                      (31)     (127)
                                                          -------   -------
  End of period                                         $    (642)     (847)
                                                          =======   =======
Unamortized value of restricted stock issued
  Beginning of period                                   $    (945)   (1,117)
  Restricted stock-vesting/forfeiture                         104        87
  Restricted stock-change in value                             85       (70)
  Restricted stock-amortization of value                       33        87
                                                          -------   -------
  End of period                                         $    (723)   (1,013)
                                                          =======   =======
Treasury stock

  Beginning of period                                   $ (21,444)  (21,181)
  Restricted stock-forfeiture                                (104)      (87)
                                                          -------   -------
  End of period                                         $ (21,548)  (21,268)
                                                          =======   =======
Comprehensive income

  Net earnings                                          $  11,804    11,733
  Translation adjustment                                      (31)     (127)
                                                          -------   -------
                                                        $  11,773    11,606
                                                          =======   =======

                           CDI CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                            (In thousands; unaudited)

                                                          Three months ended
                                                               March 31,

                                                          ------------------
                                                            2000      1999
                                                           ------    ------
Operating activities:
  Net earnings                                           $ 11,804    11,733
  Minority interests                                          235       310
  Depreciation                                              3,993     3,263
  Amortization of intangible assets                         1,405       861
  Income tax provision greater than tax payments            1,991     4,310
  Change in assets and liabilities net of effects
    from acquisitions:
    (Increase) in accounts receivable                     (41,665)  (26,860)
    Increase in payables and accrued expenses              17,206    26,119
    Other                                                  (2,849)     (572)
                                                           ------    ------
                                                           (7,880)   19,164
                                                           ------    ------
Investing activities:
  Purchases of fixed assets                                (8,862)   (6,962)
  Acquisitions net of cash acquired                        (5,185)   (9,403)
  Other                                                      (560)        1
                                                           ------    ------
                                                          (14,607)  (16,364)
                                                           ------    ------
Financing activities:
  Borrowings long-term debt                                30,448     2,015
  Payments long-term debt                                      (1)      (18)
  Obligations not liquidated because of
    outstanding checks                                     (4,350)   (6,871)
  Other                                                       (16)      302
                                                           ------    ------
                                                           26,081    (4,572)
                                                           ------    ------
Increase (decrease) in cash                                 3,594    (1,772)

Cash at beginning of period                                11,429     6,962
                                                           ------    ------
Cash at end of period                                    $ 15,023     5,190
                                                           ======    ======

                           CDI CORP. AND SUBSIDIARIES

                        Comments to Financial Statements

     Earnings used to calculate both basic and diluted earnings per share are the reported earnings in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary. The number of shares used to calculate basic and diluted earnings per share for the first quarter ended March 31, 2000 and 1999 was determined as follows:

                                                       2000         1999
                                                    ----------   ----------
     Basic
     -----
     Average shares outstanding                     19,071,193   19,045,691
     Restricted shares issued not vested               (38,696)     (40,528)
                                                    ----------   ----------
                                                    19,032,497   19,005,163
                                                    ==========   ==========

     Diluted

     -------
     Shares used for basic                          19,032,497   19,005,163
     Dilutive effect of stock options                    2,503       21,062
     Dilutive effect of restricted shares
      issued not vested                                  1,250        1,354
     Dilutive effect of shares issuable
      under Management Stock Purchase Plan              69,095       20,479
                                                    ----------   ----------
                                                    19,105,345   19,048,058
                                                    ==========   ==========

     Operating segment data for the first quarter ended March 31, 2000 and 1999 follows ($000s):

                                                        2000          1999
                                                       -------      -------
     Revenues:
     Information Technology Services                 $  84,642       84,214
     Technical Services                                246,751      226,642
     Management Recruiters                              32,017       25,844
     Todays Staffing                                    57,990       52,421
                                                       -------      -------
                                                     $ 421,400      389,121
                                                       =======      =======

                                                        2000          1999
                                                       -------      -------
     Earnings  from  continuing  operations
       before income taxes and minority
       interests:

     Operating profit
       Information Technology Services               $   5,162        5,611
       Technical Services                               10,536       11,074
       Management Recruiters                             7,053        4,411
       Todays Staffing                                   4,291        3,209
       Corporate expenses                               (6,128)      (4,005)
                                                       -------      -------
                                                        20,914       20,300
     Interest expense                                    1,048          427
                                                       -------      -------
                                                     $  19,866       19,873
                                                       =======      =======

     Intersegment activity is not significant. Therefore, revenues reported for each operating segment is substantially all from external customers.

     The Company's total assets increased approximately $53 million from December 31, 1999 to March 31, 2000. Approximately $51 million of that increase was in Technical Services, $4 million was in Todays Staffing and $7 million was in Corporate. A decrease of $8 million was in Information Technology Services and a decrease of $1 million was in Management Recruiters.

     During the quarter ended March 31, 2000, the Company made investments in acquired businesses totalling $5,185,000. These acquisitions are being accounted for using the purchase method. Assets acquired totaled approximately $5 million including $4 million of goodwill. These acquisitions did not have a significant effect on the results of operations for the quarter ended March 31, 2000.

     The financial statements included in this report are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for the full year.

     These comments contain only the information, which is required by Form 10-Q. Further reference should be made to the comprehensive disclosures contained in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             Results of Operations

                           ---------------------

     Consolidated revenues for the first quarter ended March 31, 2000 advanced 8% over the first quarter of 1999. Operating profit margin was 5.0% of revenues for the first quarter of 2000 vs. 5.2% for the first quarter of 1999.

     Information Technology Services' revenues for the first quarter ended March 31, 2000 increased 1% over the first quarter of 1999. Operating profit margin for the first quarter of 2000 was 6.1% of revenues vs. 6.7% for the first quarter of 1999. In conjunction with Y2K, the Information Technology Services unit experienced significantly reduced customer demand during the fourth quarter and the unit's rebound has been taking longer than expected in 2000. Other factors limiting growth during the first quarter 2000 include project delays from several large customers that are currently involved in mergers. First quarter 2000 revenues did, however, benefit from the acquisition of Asset Computer Personnel during the fourth quarter of 1999. The unit has been experiencing increased demand for IT professionals with higher-end technical skills. To improve its effectiveness in attracting these candidates, the unit increased its recruiting staff by an additional 25 recruiters compared to the fourth quarter. The unit's operating profit margin decreased due, in part, to the expense associated with additional recruiting staff.

     Technical Services' revenues for the first quarter ended March 31, 2000 increased 9% compared to the first quarter of 1999, reflecting strong demand for telecommunications and engineering services. Operating profit margin for the first quarter of 2000 was 4.3% of revenues vs. 4.9% for the first quarter of 1999. Several factors contributed to the operating profit margin decrease for the quarter. The segment incurred expenses of
approximately  $600,000  in connection  with  a  new  long-term   customer
contract to deploy broadband telecommunications technology. This included the recruitment and hiring of nearly 250 new technicians in the first quarter. The contract will provide ongoing benefits for CDI beginning in the second quarter. In addition, the segment incurred incremental expenses of approximately $300,000 in connection with developing the telecommunications management team and infrastructure to support geographic expansion and support for new products and services. Finally, Technical Services also recorded a charge of approximately $400,000 to reflect adjustments to certain customer contracts.

     Management Recruiters' revenues for the first quarter ended March 31, 2000 increased 24% over the first quarter of 1999. First quarter 1999 results were negatively impacted due to the completion of several large search contracts in late 1998, which were not replaced. Operating profit margin for the first quarter of 2000 was 22.0% of revenues vs. 17.1% for the first quarter of 1999. Driven by operational enhancements put into place last year, gains include an increase in the number of contingency and retainer placements, both by franchisees and company offices, and increases in placement fees. The unit is experiencing strong demand in its core search business.

     Todays Staffing revenues for the first quarter ended March 31, 2000 increased 11% over the first quarter of 1999. Operating profit margin for the first quarter of 2000 was 7.4% of revenues vs. 6.1% for the first quarter of 1999. Current year operating profit margin reflects a more favorable contract mix for the quarter and the positive impact of spending controls. As part of its growth strategy, the segment is targeting more profitable retail contracts as opposed to lower-margin national contracts.
In addition, it is targeting office growth and achievement of specific market share percentages in key markets it currently serves. Todays Staffing achieves higher growth rates in multi-branch markets than in single-branch markets.

     As expected, the Company incurred costs in the first quarter of 2000 of about $0.05 per share in connection with its implementation of an enterprise-wide information system. During the second quarter, the Company is conducting a review of the system's implementation to date and evaluating the potential impact of current and anticipated web-enabled system capabilities. At the same time, the Company is finalizing work on an e-business strategy that could result in the development of web platforms for existing services in addition to the creation of new web-enabled services. The Company anticipates the current enterprise-wide information system
implementation will extend at least through the   remainder  of  the  year.
The  Company  had   previously   expected  the implementation to be completed
in the third quarter.

     During the first quarter of 2000, the Company incurred a significant increase in interest expense in comparison to the first quarter of 1999. The increase reflects higher average levels of debt outstanding partially as a result of slower customer payments. The Company believes the delays were attributable in part to various system and process issues experienced by some of its larger customers. The Company is implementing changes to its receivables management and collections processes designed to improve results going forward.

                                   Year 2000
                                   ---------

     The   Company's   year  2000  ("Y2K")   inventory,   assessment   and
solutions implementations programs leading up to the year 2000 appears to have been largely successful. The Company entered the year 2000 substantially fully

Y2K compliant, and there have been no meaningful interruptions of services within the Company or with its external constituencies. The Company will continue to monitor its systems for potential difficulties as part of its normal systems operating procedures.

                              Financial Condition
                              -------------------

     The ratio of current assets to current liabilities was 2.5 to 1 as of March 31, 2000 compared to 2.4 to 1 as of December 31, 1999. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 24% as of March 31, 2000 and 18% as of December 31, 1999. The increase in long-term debt is attributable, in large part, to increased working capital driven primarily by accounts receivable. Changes to receivables management and collections processes are being implemented designed to improve results going forward.

     During the quarter ended March 31, 2000, the Company made investments in acquired businesses totalling $5,185,000. These acquisitions are being accounted for using the purchase method. Assets acquired totaled approximately $5 million including $4 million of goodwill. These acquisitions did not have a significant effect on the results of operations for the quarter ended March 31, 2000.

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

                          Forward-looking Information
                          ---------------------------

     Certain information in this report, including Management"s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will,"

"should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as competitive market pressures, material changes in demand from larger customers, availability of labor, the Company"s performance on contracts, changes in customers" attitudes toward outsourcing, government policies or judicial decisions adverse to the staffing industry, changes in economic conditions, unforeseen events associated with divestiture of discontinued operations delays or unexpected costs associated with implementation of computer systems and delays or unexpected costs in making modifications to existing software and converting to new software to resolve issues related to Year 2000 and failure of third parties to provide Year 2000 compliant products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.


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

          10.a.     CDI Corp. Non-Qualified Stock Option and Stock
                    Appreciation Rights Plan, incorporated herein by reference to the Registrant"s report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

             b. CDI Corp. 1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the EDGAR filing made by the Registrant on April 3,1998 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on May 5, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            c. CDI Corp. Performance Share Plan, incorporated herein by reference to the Registrant"s report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519).
                    (Constitutes a management contract or compensatory plan or arrangement)

            d. CDI Corp. Management Stock Purchase Plan, incorporated herein by reference to the Registrant"s report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form
                    10-K for the year ended December 31, 1989 (File No.
                    1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            f. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            g. Employment Agreement dated March 11, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            h. Supplemental Retirement Agreement dated as of April 7, 1997 by and between Registrant and Mitchell Wienick, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            i. Employment Agreement dated July 8, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            j. Supplemental Retirement Agreement dated November 18, 1997 by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            k. Employment Agreement effective January 1, 1998 by and between Registrant and Joseph R. Seiders, incorporated herein by reference to the Registrant"s report on Form
                    10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            l. Restricted Stock Agreement dated as of October 25, 1999 between Registrant and Gregory L. Cowan, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1999 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            m. Consulting and Non-Competition Agreement and Release and Waiver of Claims dated March 13, 2000 between Registrant and Robert J. Mannarino. (Constitutes a management contract or compensatory plan or arrangement)

          27.       Financial Data Schedule.

     (b) The Registrant has not filed a Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       CDI CORP.
                                        ---------------------------------------



May 12, 2000                            By:  /s/ Gregory L. Cowan
                                        ---------------------------------------
                                             GREGORY L. COWAN
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Duly authorized officer and
                                             principal financial officer of
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

   (ii) Bylaws of the Registrant, incorporated herein by reference to to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   b. CDI Corp. 1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the EDGAR filing made by the Registrant on April 3, 1998 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on May 5, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   c. CDI Corp. Performance Share Plan, incorporated herein by reference to the Registrant"s report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   d. CDI Corp. Management Stock Purchase Plan incorporated herein by reference to the Registrant"s report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   f. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

                               INDEX TO EXHIBITS

Number                             Exhibit                              Page
-------  -------------------------------------------------------------  ----

   g. Employment Agreement dated March 11, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Mitchell Wienick, incorporated herein by reference to the EDGAR filing made by the Registrant on April 1, 1997 in connection with the Registrant's definitive Proxy Statement for its annual meeting of shareholders held on April 28, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   h. Supplemental Retirement Agreement dated as of April 7, 1997 by and between Registrant and Mitchell Wienick, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   i. Employment Agreement dated July 8, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant"s report on Form
          10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   j. Supplemental Retirement Agreement dated November 18, 1997 by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   k. Employment Agreement effective January 1, 1998 by and between Registrant and Joseph R. Seiders, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   l. Restricted Stock Agreement dated as of October 25, 1999 between Registrant and Gregory L. Cowan, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1999 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

                               INDEX TO EXHIBITS

Number                             Exhibit                              Page
-------  -------------------------------------------------------------  ----

   m.     Consulting and Non-Competition  Agreement and Release and       19
          Waiver of Claims dated March 13, 2000 between Registrant and Robert J. Mannarino. (Constitutes a management contract or compensatory plan or arrangement)

 27.      Financial Data Schedule.                                        24