Form 10-Q
period 2000-06-30
CDI CORP
filed 2000-08-08
CIK 18396

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                  -------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of July 31, 2000 were:

     Common stock, $.10 par value                       19,079,753 shares
     Class B common stock, $.10 par value                      None

                          PART 1. FINANCIAL INFORMATION

                           CDI CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (In thousands)

                                                    June 30,
                                                      2000      December 31,
Assets                                             (unaudited)     1999
------                                             -----------  ------------
Current assets:
 Cash                                              $  12,241       11,429
 Accounts receivable, less allowance for
  doubtful accounts of $3,809 - June 30,
  2000; $4,203 - December 31, 1999                   397,100      352,458
 Prepaid expenses and other                            7,156        5,322
 Deferred income taxes                                     -        4,448
                                                     -------      -------
        Total current assets                         416,497      373,657

Fixed assets, at cost:
 Computers and systems                                89,636       76,197
 Equipment and furniture                              34,397       32,275
 Leasehold improvements                               10,517        9,387
                                                     -------      -------
                                                     134,550      117,859
 Accumulated depreciation                             72,331       64,603
                                                     -------      -------
        Net fixed assets                              62,219       53,256

Deferred income taxes                                      -           86
Goodwill and other intangible assets, net             90,392       89,328
Other assets                                          15,139       15,353
                                                     -------      -------
                                                   $ 584,247      531,680
                                                     =======      =======

                           CDI CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                        June 30,
                                                          2000      December 31,
Liabilities and Shareholders' Equity                   (unaudited)     1999
------------------------------------                   -----------  ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                               $  22,041       21,446
  Accounts payable                                        34,697       32,575
  Withheld payroll taxes                                   5,101        3,211
  Accrued expenses                                        98,369       88,975
  Income taxes payable                                     9,481        8,774
  Deferred income taxes                                      425            -
                                                         -------      -------
         Total current liabilities                       170,114      154,981

Long-term debt                                            76,542       65,651
Deferred income taxes                                      2,050            -
Deferred compensation                                     13,712       13,916
Minority interests                                         3,790        3,288
Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                                      -           -
  Common stock, $.10 par value -
   authorized  100,000,000  shares;
   issued  20,011,371  shares - June 30, 2000;
   19,999,463 shares - December 31,
   1999                                                    2,001        2,000
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                                      -            -
  Additional paid-in capital                              16,697       16,539
  Retained earnings                                      322,937      298,305
  Accumulated other comprehensive loss                    (1,396)        (611)
  Unamortized value of restricted stock
   issued                                                   (652)        (945)
  Less common stock in treasury, at cost -
   931,618 shares - June 30, 2000;
   927,651 shares - December 31, 1999                    (21,548)     (21,444)
                                                         -------      -------
         Total shareholders' equity                      318,039      293,844
                                                         -------      -------
                                                       $ 584,247      531,680
                                                         =======      =======

                           CDI CORP. AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                (In thousands, except per share data; unaudited)


                                         Three months ended   Six months ended
                                               June 30,           June 30,
                                         ------------------   ----------------
                                           2000     1999       2000     1999
                                          -------  -------    -------  -------
Revenues                                $ 437,447  407,576    858,847  796,697

Cost of services                          314,762  301,616    622,140  590,054
                                          -------  -------    -------  -------
  Gross profit                            122,685  105,960    236,707  206,643

Operating and administrative costs         99,887   84,495    192,995  164,878
                                          -------  -------    -------  -------
  Operating profit                         22,798   21,465     43,712   41,765

Interest expense                            1,393      440      2,441      867
                                          -------  -------    -------  -------
  Earnings from continuing
   operations before income
   taxes and minority interests            21,405   21,025     41,271   40,898

Income taxes                                8,310    8,284     16,137   16,114
                                          -------  -------    -------  -------
  Earnings from continuing
   operations before minority
   interests                               13,095   12,741     25,134   24,784

Minority interests                            267      344        502      654
                                          -------  -------    -------  -------
  Earnings from continuing operations      12,828   12,397     24,632   24,130

Discontinued operations                         -    2,015          -    2,015
                                          -------  -------    -------  -------
  Net earnings                          $  12,828   14,412     24,632   26,145
                                          =======  =======    =======  =======
Basic earnings per share:
  Earnings from continuing
   operations                           $     .67      .65       1.29     1.26
  Discontinued operations               $       -      .11          -      .11
  Net earnings                          $     .67      .75       1.29     1.37
Diluted earnings per share:
  Earnings from continuing
   operations                           $     .67      .65       1.29     1.26
  Discontinued operations               $       -      .11          -      .11
  Net earnings                          $     .67      .75       1.29     1.37

                           CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                            (In thousands; unaudited)

                                           Three months ended  Six months ended
                                                June 30,           June 30,
                                           ------------------  ----------------
                                             2000     1999      2000     1999
Common stock                                -------  -------   -------  -------
  Beginning of period                      $  2,000    1,997     2,000    1,995
  Exercise of stock options                       1        -         1        2
                                            -------  -------   -------  -------
  End of period                            $  2,001    1,997     2,001    1,997
                                            =======  =======   =======  =======
Additional paid-in capital
  Beginning of period                      $ 16,472   15,904    16,539   15,534
  Exercise of stock options                     208       46       208      356
  Restricted stock-vesting/forfeiture             -        -       (16)     (10)
  Restricted stock-change in value               11      134       (74)     204
  Stock Purchase Plan                             6        -        40        -
                                            -------  -------   -------  -------
  End of period                            $ 16,697   16,084    16,697   16,084
                                            =======  =======   =======  =======
Retained earnings

  Beginning of period                      $310,109  257,591   298,305  245,858
  Net earnings                               12,828   14,412    24,632   26,145
                                            -------  -------   -------  -------
  End of period                            $322,937  272,003   322,937  272,003
                                            =======  =======   =======  =======
Accumulated other comprehensive loss
  Beginning of period                      $   (642)    (847)     (611)    (720)
  Translation adjustment                       (754)     (22)     (785)    (149)
                                            -------  -------   -------  -------
  End of period                            $ (1,396)    (869)   (1,396)    (869)
                                            =======  =======   =======  =======
Unamortized value of restricted stock
 issued
  Beginning of period                      $   (723)  (1,013)     (945)  (1,117)
  Restricted stock-vesting/forfeiture             -      101       104      188
  Restricted stock-change in value              (11)    (134)       74     (204)
  Restricted stock-amortization of value         82      107       115      194
                                            -------  -------   -------  -------
  End of period                            $   (652)    (939)     (652)    (939)
                                            =======  =======   =======  =======
Treasury stock

  Beginning of period                      $(21,548) (21,268)  (21,444) (21,181)
  Restricted stock-forfeiture                     -     (101)     (104)    (188)
                                            -------  -------   -------  -------
  End of period                            $(21,548) (21,369)  (21,548) (21,369)
                                            =======  =======   =======  =======
Comprehensive income

  Net earnings                             $ 12,828   14,412    24,632   26,145
  Translation adjustment                       (754)     (22)     (785)    (149)
                                            -------  -------   -------  -------
                                           $ 12,074   14,390    23,847   25,996
                                            =======  =======   =======  =======

                           CDI CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                            (In thousands; unaudited)

                                                            Six months ended
                                                                 June 30,

                                                            ----------------
                                                             2000      1999
                                                            ------    ------
Operating activities:
  Net earnings                                              24,632    24,130
  Minority interests                                           502       654
  Depreciation                                               7,969     6,774
  Amortization of intangible assets                          2,818     1,943
  Income tax provision greater than tax payments             7,716     4,575
  Change in assets and liabilities net of effects
    from acquisitions:
    (Increase) in accounts receivable                      (43,652)  (34,214)
    Increase in payables and accrued expenses               16,457    31,770
    Other                                                   (1,708)    1,470
                                                            ------    ------
                                                            14,734    37,102
                                                            ------    ------
Investing activities:
  Purchases of fixed assets                                (16,923)  (14,026)
  Acquisitions net of cash acquired                         (8,255)  (20,798)
  Other                                                       (463)      108
                                                             ------    ------
                                                           (25,641)  (34,716)
                                                            ------    ------
Financing activities:
  Borrowings long-term debt                                 30,456     2,033
  Payments long-term debt                                  (19,565)   (3,637)
  Obligations not liquidated because of
    outstanding checks                                         595    (7,849)
  Other                                                        233       348
                                                            ------    ------
                                                            11,719    (9,105)
                                                            ------    ------
Net cash flows from (used by) continuing operations            812    (6,719)

Net cash flows from discontinued operations                      -     5,949
                                                            ------    ------
Increase (decrease) in cash                                    812      (770)

Cash at beginning of period                                 11,429     6,962
                                                            ------    ------
Cash at end of period                                       12,241     6,192
                                                            ======    ======

                           CDI CORP. AND SUBSIDIARIES

                        Comments to Financial Statements

     Earnings used to calculate both basic and diluted earnings per share are the reported earnings in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary. The number of common shares used to calculate basic and diluted earnings per share for the second quarter and six months ended June 30, 2000 and 1999 was determined as follows:

                                Second quarter               Six months
                            -----------------------    -----------------------
                               2000         1999          2000         1999
                            ----------   ----------    ----------   ----------
Basic

-----
Average shares outstanding  19,071,984   19,048,109    19,071,589   19,046,900
Restricted shares issued
 not vested                    (30,540)     (33,640)      (34,618)     (37,084)
                            ----------   ----------    ----------   ----------
                            19,041,444   19,014,469    19,036,971   19,009,816
                            ==========   ==========    ==========   ==========
Diluted

-------
Shares used for basic       19,041,444   19,014,469    19,036,971   19,009,816
Dilutive effect of stock
 options                        26,893      131,294        14,698       76,178
Dilutive effect of
 restricted
 shares issued not vested        2,827        3,208         2,039        2,281
Dilutive effect of units
 issuable under
 Stock Purchase Plan            70,777       20,479        69,936       20,479
                            ----------   ----------    ----------   ----------
                            19,141,941   19,169,450    19,123,644   19,108,754
                            ==========   ==========    ==========   ==========

     Revenues and operating profit attributable to the operating segments of the Company for the second quarter and six months ended June 30, 2000 and 1999 follow ($000s):

                                        Second quarter         Six months
                                       -----------------    -----------------
                                        2000      1999       2000      1999
                                       -------   -------    -------   -------
     Revenues:
     Technical Services              $ 258,168   235,218    504,919   461,860
     Information Technology
          Services                      84,413    84,467    169,055   168,681
     Management Recruiters              34,141    28,182     66,158    54,026
     Todays Staffing                    60,725    59,709    118,715   112,130
                                       -------   -------    -------   -------
                                     $ 437,447   407,576    858,847   796,697
                                       =======   =======    =======   =======

                                         Second quarter         Six months
                                        -----------------    -----------------
                                         2000      1999       2000      1999
                                        -------   -------    -------   -------
     Earnings  from  continuing
     operations  before  income
     taxes and  minority interests:

     Operating profit

     Technical Services                 $12,236    10,872     22,772    21,946
     Information Technology Services      4,840     5,295     10,002    10,906
     Management Recruiters                7,795     5,804     14,848    10,215
     Todays Staffing                      4,060     3,811      8,351     7,020
     Corporate expenses                  (6,133)   (4,317)   (12,261)   (8,322)
                                        -------   -------    -------   -------
     Operating profit                    22,798    21,465     43,712    41,765
     Interest expense                    (1,393)     (440)    (2,441)     (867)
                                        -------   -------    -------   -------
     Earnings from continuing
      operations before income
      taxes and minority interests      $21,405    21,025     41,271    40,898
                                        =======   =======    =======   =======

     Intersegment activity is not significant. Therefore, revenues reported for each operating segment are substantially all generated from external customers.

     The Company's total assets increased approximately $53 million from December 31, 1999 to June 30, 2000. Approximately $58 million of that increase was in Technical Services, $14 million was in Corporate and $1 million was in Todays Staffing. A decrease of $16 million was in Information Technology Services and $4 million was in Management Recruiters.

     During the six months ended June 30, 2000, the Company completed an acquisition in which it invested $5.2 million. The acquisition was accounted for using the purchase method. Assets acquired totaled approximately $5 million including $4 million of goodwill. The acquisition did not have a significant effect on the results of operations for the six months and quarter ended June 30, 2000.

     During the second quarter of 2000 the Company paid $3.1 million to partially liquidate its liability from a 1999 acquisition. The Company expects to pay the remaining $4.3 million of the deferred purchase price to the former owners in September 2000.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

                              ---------------------

     Consolidated revenues for the six months and quarter ended June 30, 2000 were 7.8% and 7.3% higher, respectively, compared to the same periods a year ago. Operating profit for the six months and second quarter of 2000 increased by 4.7% and 6.2%, respectively, from the comparable periods of 1999. The Company's operating profit margin for the six months and second quarter in 2000 was 5.1% and 5.2% of revenues, respectively, compared to 5.2% and 5.3% for the six months and second quarter in 1999.

     Technical Services' revenues for the six months and second quarter of 2000 increased 9% and 10%, respectively, from last year's comparable periods. Technical Services operating profit for the six and three-month periods ended June 30, 2000 increased 4% and 13%, respectively, in relation to comparable periods in 1999. Operating profit margins for the six months and second quarter of 2000 were 4.5% and 4.7% of revenue, respectively, compared to 4.8% and 4.6% for the six months and second quarter in 1999.

     The segment's telecommunications division, which currently represents approximately 10 percent of the unit's revenues, has experienced strong growth in 2000. Telecommunications headcount increased 39 percent over the same period a year ago while revenue increased 62 percent as a result of a shift in business mix toward higher-value services. Telecommunications division growth has been driven in large part by a contract to provide broadband services installation for a major telecommunications customer.

     Information Technology Services' revenues were flat for the six months and second quarter of this year compared to last year's comparable periods. Operating profit decreased 8% and 9% during the six and three month periods ended June 30, 2000 versus comparable periods in 1999. Operating profit margins for the six months and second quarter of 2000 were 5.9% and 5.7%, respectively, compared to 6.5% and 6.3% for the six months and second quarter in 1999.

     The segment's results reflect a continuation of challenging market conditions including slower than expected demand for information technology staffing services. While the segment has been experiencing increasing demand within its staffing business for IT professionals with higher-end technical skills, these candidates are harder and more expensive to recruit and retain. In addition, the unit is experiencing high turnover rates relative to its historical experience as its contract professionals are recruited for permanent positions, increasing recruiting costs and limiting revenue growth. The segment continued to invest in its strategy of increasing its higher-margin outsourcing business.

     Todays Staffing revenues for the six months and second quarter of 2000 were 6% and 2% higher, respectively, compared to the same periods a year ago.
Operating profit for the six and three month periods ended June 30, 2000 increased 19% and 7%, respectively, in relation to comparable periods in 1999. Operating profit margins for the six months and second quarter of 2000 were 7.0% and 6.7%, respectively, versus 6.3% and 6.4%, respectively, for the same periods in 1999. The segment's slower revenue growth reflects the impact of a tighter labor market, making candidate recruiting more difficult and increasing turnover. Its operating profit growth reflects the impact both of the segment's strategic focus on smaller, more profitable accounts and effective cost management. During the second quarter, the number of non-national accounts increased by about 4 percent over the second quarter of last year.

     Management Recruiters' revenues for the six months and second quarter of 2000 increased 22% and 21%, respectively, from last year's comparable periods. Operating profit for the six months and quarter ended June 30, 2000 increased 45% and 34%, respectively, over the comparable periods in 1999. Operating profit margins for the six months and second quarter of 2000 were 22.4% and 22.8%, respectively, compared to 18.9% and 20.6%, respectively, for the same periods in 1999. The segment's results reflect the impact of improved operating procedures implemented in company offices over the past year and continuing strength in the permanent placement market across a diverse range of customers and industries.

     During July 2000 the Company completed a review of the status and implementation of its SAP/R3 system. As a result of significant changes in technology in the three years since the project was conceived, the Company will continue to implement certain aspects of the current system version, such as data warehousing, but has discontinued further field implementation of the current version of the R3 system. Instead, over the next 12 to 18 months the
Company will evaluate and transition its existing systems to newer, more powerful web-enabled technologies to support its long-term system requirements more efficiently and effectively. In the interim, the Company will utilize both the existing installed elements of the SAP/R3 and its legacy systems. The Company is also launching a formal process standardization program to identify and implement more efficient methods, processes and practices related to billing, payroll, benefits and receivables management that will support its future business and system requirements. Costs relating to the system implementation totaled approximately $0.08 and $0.03 per share in the six months and second quarter of this year and were principally responsible for the year-over-year increase in corporate expenses.

     During the six months and second quarter of 2000, the Company incurred a significant increase in interest expense in comparison to the same periods of 1999. The increase primarily reflects the effects of higher interest rates and higher average levels of debt outstanding partially as a result of slower customer payments.

     During the second quarter of 2000 the Company improved from the first quarter of 2000 in managing working capital more effectively, principally due to changes to its receivables management and collection processes. The Company reduced long-term debt by $20 million and reduced Days Sales Outstanding from 70 as of March 31, 2000 to 67 as of June 30, 2000. Days Sales Outstanding as of June 30, 1999 were 61.

                                    Year 2000

     The Company's year 2000 ("Y2K") inventory, assessment and solutions implementations programs leading up to the year 2000 appear to have been successful. The Company entered the year 2000 substantially fully Y2K compliant, and there have been no meaningful interruptions of services within the Company or with its external constituencies. The Company will continue to monitor its systems for potential difficulties as part of its normal systems operating procedures.

                               Financial Condition

     The ratio of current assets to current liabilities was 2.4 to 1 for both June 30, 2000 and December 31, 1999. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 19% as of June 30, 2000 and 18% as of December 31, 1999.

     The Company's long-term debt was reduced by $20 million to $76.5 million from March 31, 2000, although debt increased by $11 million from December 31, 1999. The Company's reduction of Days Sales Outstanding is primarily responsible for the improvement from March 31, 2000 to June 30, 2000.

     During the six months ended June 30, 2000, the Company completed an acquisition in which it invested $5.2 million. The acquisition was accounted for using the purchase method. Assets acquired totaled approximately $5 million including $4 million of goodwill. The acquisition did not have a significant effect on the results of operations for the six months and quarter ended June 30, 2000.

     During the second quarter of 2000 the Company paid $3.1 million to partially liquidate its liability from a 1999 acquisition. The Company expects to pay the remaining $4.3 million of the deferred purchase price to the former owners in September 2000.

     The Company believes that capital resources available from operations and financing arrangements are adequate to support the Company"s businesses.

                            New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for years beginning after June 15, 2000. The Company will determine the extent to which Statement No. 133 applies and adopt the standards established as required. Currently, the Company has no derivative or hedging activities.

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101-Revenue Recognition in Financial Statements (SAB 101) in December 1999. SAB 101 will become effective in the fourth quarter of 2000. The Company does not believe that SAB 101 will have a significant effect on its financial position or results of operations.

     The FASB issued Financial Interpretation No. 44-Accounting for Certain Transactions involving Stock Compensation (FIN 44) in March 2000. FIN 44 became effective July 1, 2000. The Company does not believe that FIN 44 will have a significant effect on its financial position or results of operations.

     The Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue 00-2-Accounting for Web Site Development Costs in March 2000. The EITF's consensus became effective July 1, 2000. The Company does not believe that the EITF consensus on Issue 00-2 will have a significant effect on its financial position or results of operations.

                           Forward-looking Information

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

                            PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 3, 2000 the Company held its annual meeting of shareholders. The matters of business conducted at the meeting were the election of ten directors of the Company.

     The name of each director elected at the meeting and a tabulation of the voting by nominee follows:

                                              Votes         Votes
                                               for         withheld
                                            ----------     --------
     Walter E. Blankley                     16,944,374       78,858

     John M. Coleman                        16,944,434       78,798

     Michael J.Emmi                         16,912,148      111,084

     Walter R. Garrison                     16,941,993       81,239

     Kay Hahn Harrell                       16,941,290       81,942

     Lawrence C. Karlson                    16,949,874       73,358

     Allen M. Levantin                      16,949,274       73,958

     Alan B. Miller                         16,950,399       72,833

     Mitchell Wienick                       16,298,782      724,450

     Barton J. Winokur                      16,035,902      987,330

     There were no abstentions and there were no broker non-votes.

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

         10.1. Employment Agreement dated as of April 8, 2000 by and between Registrant and Mitchell Wienick. (Constitutes a management contract or compensatory plan or arrangement.)

            2. Amendment dated as of April 12, 2000 to Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter
                 R. Garrison. (Constitutes a management contract or compensatory plan or arrangement.)

            3. Amended and Restated CDI Corp. 1998 Non-Qualified Stock Option Plan. (Constitutes a management contract or compensatory plan or arrangement.)

            4. Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors. (Formerly the CDI Corp. Management Stock Purchase Plan). (Constitutes a management contract or compensatory plan or arrangement.)

     27. Financial Data Schedule.

     (b) The Registrant did not file a Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        CDI CORP.
                                           ------------------------------------



August 8, 2000                         By: /s/ Gregory L. Cowan
                                           ------------------------------------
                                           GREGORY L. COWAN
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Duly authorized officer and
                                            principal financial officer of
                                            Registrant)

                                INDEX TO EXHIBITS

Number                            Exhibit                                  Page
-------  ----------------------------------------------------------------  ----

   3.(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

    (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

  10.1. Employment Agreement dated as of April 8, 2000 by and between Registrant and Mitchell Wienick. (Constitutes a management contract or compensatory plan or arrangement.)

     2. Amendment dated as of April 12, 2000 to Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison. (Constitutes a management contract or compensatory plan or arrangement.)

     3. Amended and Restated CDI Corp. 1998 Non-Qualified Stock Option Plan. (Constitutes a management contract or compensatory plan or arrangement.)

     4. Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors. (Formerly the CDI Corp. Management Stock Purchase Plan). (Constitutes a management contract or compensatory plan or arrangement.)

    27.   Financial Data Schedule.