Form 10-Q
period 2000-09-30
CDI CORP
filed 2000-11-14
CIK 18396

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

            1717 Arch Street, 35th Floor, Philadelphia, PA 19103-2768
            ---------------------------------------------------------
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

     Outstanding shares of each of the Registrant's classes of common stock as of October 31, 2000 were:

     Common stock, $.10 par value                       19,079,753 shares
     Class B common stock, $.10 par value                      None

                          PART 1. FINANCIAL INFORMATION

                           CDI CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (In thousands)

                                                     September 30,
                                                         2000       December 31,
Assets                                                (unaudited)      1999
------                                               -------------  ------------
Current assets:
 Cash                                                 $  13,863        11,429
 Accounts receivable, less allowance for
  doubtful accounts of $4,035 - September 30,
  2000; $4,203 - December 31, 1999                      404,306       352,458
 Prepaid expenses and other                               7,615         5,322
 Deferred income taxes                                        -         4,448
                                                        -------       -------
        Total current assets                            425,784       373,657

Fixed assets, at cost:
 Computers and systems                                   92,392        76,197
 Equipment and furniture                                 36,208        32,275
 Leasehold improvements                                  10,780         9,387
                                                        -------       -------
                                                        139,380       117,859
 Accumulated depreciation                               (74,365)      (64,603)
                                                        -------       -------
        Net fixed assets                                 65,015        53,256

Deferred income taxes                                         -            86
Goodwill and other intangible assets, net                91,277        89,328
Other assets                                             16,555        15,353
                                                        -------       -------
                                                      $ 598,631       531,680
                                                        =======       =======

                           CDI CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                     September 30,
                                                         2000       December 31,
Liabilities and Shareholders' Equity                  (unaudited)      1999
------------------------------------                 -------------  ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                              $  21,083        21,446
  Accounts payable                                       40,259        32,575
  Withheld payroll taxes                                  5,201         3,211
  Accrued expenses                                      101,812        88,975
  Income taxes payable                                    6,189         8,774
  Deferred income taxes                                   1,137             -
                                                        -------       -------
         Total current liabilities                      175,681       154,981

Long-term debt                                           74,936        65,651
Deferred income taxes                                     2,198             -
Deferred compensation                                    14,086        13,916
Minority interests                                        2,970         3,288
Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                                     -             -
  Common stock, $.10 par value -
   authorized  100,000,000  shares;
   issued  20,011,371  shares - September 30,
   2000; 19,999,463 shares - December 31,
   1999                                                   2,001         2,000
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                                     -             -
  Additional paid-in capital                             16,645        16,539
  Retained earnings                                     334,157       298,305
  Accumulated other comprehensive loss                   (1,900)         (611)
  Unamortized value of restricted stock
   issued                                                  (595)         (945)
  Less common stock in treasury, at cost -
   931,618 shares - September 30, 2000;
   927,651 shares - December 31, 1999                   (21,548)      (21,444)
                                                        -------       -------
         Total shareholders' equity                     328,760       293,844
                                                        -------       -------
                                                      $ 598,631       531,680
                                                        =======       =======

                           CDI CORP. AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                (In thousands, except per share data; unaudited)


                                       Three months ended    Nine months ended
                                         September 30,         September 30,
                                       ------------------   --------------------
                                         2000     1999        2000       1999
                                        -------  -------    ---------  ---------
Revenues                              $ 441,571  409,274    1,300,418  1,205,971

Cost of services                        320,655  297,588      942,795    887,642
                                        -------  -------    ---------  ---------
  Gross profit                          120,916  111,686      357,623    318,329

Operating and administrative costs      101,938   88,550      294,933    253,428
                                        -------  -------    ---------  ---------
  Operating profit                       18,978   23,136       62,690     64,901

Interest expense                          1,392      499        3,833      1,366
                                        -------  -------    ---------  ---------
  Earnings from continuing
   operations before income
   taxes and minority interests          17,586   22,637       58,857     63,535

Income taxes                              6,172    8,985       22,309     25,099
                                        -------  -------    ---------  ---------
  Earnings from continuing
   operations before minority
   interests                             11,414   13,652       36,548     38,436

Minority interests                          194      320          696        974
                                        -------  -------    ---------  ---------
  Earnings from continuing operations    11,220   13,332       35,852     37,462

Discontinued operations                       -        -            -      2,015
                                        -------  -------    ---------  ---------
  Net earnings                        $  11,220   13,332       35,852     39,477
                                        =======  =======    =========  =========
Basic earnings per share:
  Earnings from continuing
   operations                         $     .59      .70         1.88       1.96
  Discontinued operations             $       -        -            -        .11
  Net earnings                        $     .59      .70         1.88       2.07
Diluted earnings per share:
  Earnings from continuing
   operations                         $     .59      .70         1.88       1.96
  Discontinued operations             $       -        -            -        .11
  Net earnings                        $     .59      .70         1.88       2.07

                           CDI CORP. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                            (In thousands; unaudited)

                                         Three months ended   Nine months ended
                                            September 30,       September 30,
                                         ------------------   -----------------
                                           2000      1999       2000      1999
Common stock                              -------   -------   -------   -------
  Beginning of period                    $  2,001     1,997     2,000     1,995
  Exercise of stock options                     -         1         1         3
                                          -------   -------   -------   -------
  End of period                          $  2,001     1,998     2,001     1,998
                                          =======   =======   =======   =======
Additional paid-in capital
  Beginning of period                    $ 16,697    16,084    16,539    15,534
  Exercise of stock options                     -        90       208       446
  Restricted stock-vesting/forfeiture           -         -       (16)      (10)
  Restricted stock-change in value            (53)      (91)     (127)      113
  Stock Purchase Plan                           1         -        41         -
                                          -------   -------   -------   -------
  End of period                          $ 16,645    16,083    16,645    16,083
                                          =======   =======   =======   =======
Retained earnings
  Beginning of period                    $322,937   272,003   298,305   245,858
  Net earnings                             11,220    13,332    35,852    39,477
                                          -------   -------   -------   -------
  End of period                          $334,157   285,335   334,157   285,335
                                          =======   =======   =======   =======
Accumulated other comprehensive loss
  Beginning of period                    $ (1,396)     (869)     (611)     (720)
  Translation adjustment                     (256)      363    (1,041)      214
  Unrealized loss on investment              (248)        -      (248)        -
                                          -------   -------   -------   -------
  End of period                          $ (1,900)     (506)   (1,900)     (506)
                                          =======   =======   =======   =======
Unamortized value of restricted stock issued
  Beginning of period                    $   (652)     (939)     (945)   (1,117)
  Restricted stock-vesting/forfeiture           -         -       104       188
  Restricted stock-change in value             53        91       127      (113)
  Restricted stock-amortization of value        4        67       119       261
                                          -------   -------   -------   -------
  End of period                          $   (595)     (781)     (595)     (781)
                                          =======   =======   =======   =======
Treasury stock
  Beginning of period                    $(21,548)  (21,369)  (21,444)  (21,181)
  Restricted stock-forfeiture                   -         -      (104)     (188)
                                          -------   -------   -------   -------
  End of period                          $(21,548)  (21,369)  (21,548)  (21,369)
                                          =======   =======   =======   =======
Comprehensive income
  Net earnings                           $ 11,220    13,332    35,852    39,477
  Translation adjustment                     (256)      363    (1,041)      214
  Unrealized loss on investment              (248)        -      (248)        -
                                          -------   -------   -------   -------
                                         $ 10,716    13,695    34,563    39,691
                                          =======   =======   =======   =======

                           CDI CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            (In thousands; unaudited)


                                                              Nine months ended
                                                                September 30,
                                                              -----------------
                                                               2000       1999
                                                              ------     ------
Continuing operations
Operating activities:
  Earnings from continuing operations                       $ 35,852     37,462
  Minority interests                                             696        974
  Depreciation                                                12,620     10,362
  Amortization of intangible assets                            4,234      3,043
  Income tax provision greater than tax payments               5,284      4,248
  Change in assets and liabilities net of effects
    from acquisitions:
    (Increase) in accounts receivable                        (50,858)   (44,432)
    Increase in payables and accrued expenses                 25,562     12,030
    Other                                                     (2,767)     2,510
                                                              ------     ------
                                                              30,623     26,197
                                                              ------     ------
Investing activities:
  Investment in fixed assets                                 (24,576)   (20,109)
  Acquisitions net of cash acquired                          (11,584)   (22,735)
  Other                                                       (1,184)      (902)
                                                              ------     ------
                                                             (37,344)   (43,746)
                                                              ------     ------
Financing activities:
  Borrowings long-term debt                                   32,861     25,057
  Payments long-term debt                                    (23,576)    (4,103)
  Obligations not liquidated because of
    outstanding checks                                          (363)   (10,411)
  Other                                                          233        438
                                                              ------     ------
                                                               9,155     10,981
                                                              ------     ------
Net cash flows from (used by) continuing operations            2,434     (6,568)

Net cash flows from discontinued operations                        -      6,280
                                                              ------     ------
Increase (decrease) in cash                                    2,434       (288)

Cash at beginning of period                                   11,429      6,962
                                                              ------     ------
Cash at end of period                                       $ 13,863      6,674
                                                              ======     ======

                           CDI CORP. AND SUBSIDIARIES

                        Comments to Financial Statements

     Earnings used to calculate both basic and diluted earnings per share are the reported earnings in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary. The number of common shares used to calculate basic and diluted earnings per share for the third quarter and nine months ended September 30, 2000 and 1999 was determined as follows:

                                    Third quarter             Nine months
                                ----------------------   ----------------------
                                   2000        1999         2000        1999
                                ----------  ----------   ----------  ----------
Basic
-----
Average shares outstanding      19,079,753  19,051,799   19,074,839  19,048,776
Restricted shares issued
 not vested                        (30,540)    (32,830)     (33,802)    (35,909)
                                ----------  ----------   ----------  ----------
                                19,049,213  19,018,969   19,041,037  19,012,867
                                ==========  ==========   ==========  ==========
Diluted
-------
Shares used for basic           19,049,213  19,018,969   19,041,037  19,012,867
Dilutive effect of stock
 options                             1,820      81,636       10,405      77,997
Dilutive effect of restricted
 shares issued not vested              550       6,693        1,542       3,752
Dilutive effect of units
 issued under Stock
 Purchase Plan                      68,896      20,479       69,590      20,479
                                ----------  ----------   ----------  ----------
                                19,120,479  19,127,777   19,122,574  19,115,095
                                ==========  ==========   ==========  ==========

     Revenues and operating profit attributable to the operating segments of the Company for the third quarter and nine months ended September 30, 2000 and 1999 follow ($000s):

                                         Third quarter         Nine months
                                        ----------------   --------------------
                                         2000     1999       2000       1999
                                        -------  -------   ---------  ---------
Revenues:
Technical Services                    $ 253,581  239,450     758,500    701,310
Information Technology Services          91,194   81,168     260,249    249,849
Management Recruiters                    36,715   30,208     102,873     84,234
Todays Staffing                          60,081   58,448     178,796    170,578
                                        -------  -------   ---------  ---------
                                      $ 441,571  409,274   1,300,418  1,205,971
                                        =======  =======   =========  =========

                                         Third quarter         Nine months
                                        ----------------   --------------------
                                         2000     1999       2000       1999
                                        -------  -------   ---------  ---------
Earnings from continuing
 operations before income
 taxes and minority interests:
Operating profit
Technical Services                    $   7,606   12,055      30,378     34,001
Information Technology Services           4,523    5,839      14,525     16,745
Management Recruiters                     8,648    6,487      23,496     16,702
Todays Staffing                           4,016    4,203      12,367     11,223
Corporate expenses                       (5,815)  (5,448)    (18,076)   (13,770)
                                        -------  -------   ---------  ---------
Operating profit                         18,978   23,136      62,690     64,901
Interest expense                         (1,392)    (499)     (3,833)    (1,366)
                                        -------  -------   ---------  ---------
Earnings from continuing
 operations before income
 taxes and minority interests         $  17,586   22,637      58,857     63,535
                                        =======  =======   =========  =========

     Intersegment activity is not significant. Therefore, revenues reported for each operating segment are substantially all generated from external customers.

     The Company's total assets increased approximately $67 million from December 31, 1999 to September 30, 2000. Approximately $58 million of that increase was in Technical Services, $18 million was in Corporate and $1 million was in Todays Staffing. A decrease of $8 million was in Information Technology Services and $2 million was in Management Recruiters.

     During the nine months ended September 30, 2000, the Company invested $8.5 million related to acquisitions. Of this amount, $5.3 million was invested in an acquisition initiated during 2000 in which assets acquired totaled $5.0 million, including goodwill of $4.0 million. The acquisition was accounted for using the purchase method and did not have a significant effect on results of operations for the quarter and nine months ended September 30, 2000. An additional $3.2 million was invested in an acquisition initiated in a prior year whereby a portion of the minority interest in the entity was acquired, thereby reducing minority interests by $1.0 and increasing goodwill by $2.2 million.

     During the second quarter of 2000 the Company paid $3.1 million to partially liquidate its liability from a 1999 acquisition. The Company expects to pay the remaining $4.3 million of the deferred purchase price to the former owners by December 31, 2000.

     The financial statements included in this report are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for the full year.

These comments contain only the information which is required by Form 10-Q. Further reference should be made to the disclosures contained in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations
                              ---------------------

     Consolidated revenues for the three and nine months ended September 30, 2000 were $441.6 million (up 7.9% from last year) and $1.30 billion (up 7.8% from last year), respectively. Consolidated net earnings from continuing operations, however, declined 15.8% to $11.2 million for the third quarter and 4.3% to $35.9 million for the nine months ended September 30, 2000. Earnings per share from continuing operations were $0.59 and $1.88 for the three and nine months ended September 30, 2000, respectively, compared to $0.70 and $1.96 in the same periods last year. The decline in earnings was partially attributable to the early termination of a high-margin telecommunications contract for a major telecommunications customer. Following this customer's merger with another company on June 30, 2000, a reduction in contract staffing requirements occurred in the third quarter that escalated in September.

The impact of this early termination reduced earnings in telecommunications operations which declined by approximately $0.05 per share compared to last year. A portion of the decline is attributable to the cost of the Company's expansion of its telecommunications division infrastructure.

     The Company's operating margins were 4.3% and 4.8% for the three and nine months ended September 30, 2000, compared to 5.7% and 5.4% for the same periods last year.

     Revenues for the Technical Services operating segment, which includes the telecommunications operations, were $253.6 million and $758.5 million, in the three and nine-month periods ended September 30, 2000, up 5.9% and 8.2% over last year. Operating profits were $7.6 million for the third quarter and $30.4 million for the nine months ended September 30, 2000, down 36.9% and 10.7% from the comparable 1999 periods. Operating profit margins were 3.0% and 4.0% in the three and nine-months ended September 30, 2000, compared to 5.0% and 4.8% for the same periods last year. The loss of the major telecommunications contract described above primarily drove the earnings and margin decreases, although the segment was also negatively impacted by results at its Marine division, which was hurt by continuing delays in government funding for a contract which had been expected to commence in the first half of 2000. Initial funding for this contract commenced in October 2000.

     Revenues for the Information Technology Services (IT) operating segment were $91.2 million and $260.2 million for the third quarter and nine months ended September 30, 2000, up 12.4% and 4.2 % compared to the comparable periods last year. Operating profits were $4.5 million for the third quarter and $14.5 million for the first nine months of 2000, down 22.5% and 13.3% from the same periods last year. Operating profit margins were 5.0% and 5.6% in the three-month and nine-month 2000 periods, down from 7.2% and 6.7% in the comparable 1999 periods. The lower operating profits reflect continuing investments this operating segment is making in increased recruiter headcount to attract and retain qualified IT personnel as well as investments in additional marketing and administrative support for its growing outsourcing business. The segment began to see volume improvements during the third quarter. Revenues had been flat compared to last year up to that point.

     Todays Staffing revenues were $60.1 million and $178.8 million for the three and nine-months ended September 30, 2000, up 2.8% and 4.8% compared to last year. Operating profits were $4.0 million and $12.4 million, down 4.4% for the third quarter but up 10.2% year-to-date over last year. Operating profit margins were 6.7% in the third quarter and 6.9% in the first nine months of 2000 compared to 7.2% and 6.6% in the same periods last year. The reduction in operating profit and operating profit margin for the third quarter resulted primarily from additional recruiting and training costs for staff personnel, where turnover has been particularly high in a tight labor market. Operating profit and operating profit margin expanded over 1999 on a year-to-date basis in part due to cost control over administrative expenses. Revenue growth has slowed compared to prior quarters also reflecting the tight labor market, as candidate recruiting and retention have become more difficult.

     Management Recruiters International (MRI) third quarter 2000 revenues increased 21.5% to $36.7 million over last year, while year-to-date revenues of $102.9 million are up 22.1% over 1999. Operating profits increased 33.3% to $8.6 million in the third quarter compared to last year, and are up 40.7% to $23.5 million year-to-date. Operating profit margins were 23.6% and 22.8% in the three and nine-months ended September 30, 2000, compared to 21.5% and 19.8% in the comparable periods of last year. Third quarter and year-to-date operating profits and margins in 2000 benefited from continuing strong demand for MRI's services and from the favorable recovery of a disputed contract payment. Excluding this recovery, operating profit margins would have been 22.2% for the quarter and 22.4% year-to-date.

     Corporate expenses were $5.8 million in the third quarter (up 6.7% over last year) and $18.1 million year-to-date (up 31.3% over last year). The moderation in corporate cost increases in the third quarter relates primarily to the Company's reduction in costs related to the implementation of its SAP/R3 information management system. As previously disclosed in its Form 10-Q for the quarterly period ended June 30, 2000, the Company has discontinued further field implementation of the current version of the R3 system. The Company has continued the development of certain aspects of the SAP system, such as data warehousing, but intends to continue to support both the installed elements of SAP/R3 and its legacy systems. Costs related to the system implementation totaled approximately $0.12 per share for the nine months ended September 30, 2000 and were principally responsible for the year-to-date increase in corporate expenses.

     Interest expense was $1.4 million and $3.8 million in the three months and nine months ended September 30, 2000, up from $0.5 million and $1.4 million in the comparable periods of last year. This increase related principally to higher debt levels due to continued growth in working capital requirements, capital expenditures and investments in acquisitions, the most significant of which occurred during the fourth quarter of 1999. The Company continues to focus on improving its working capital management, as Days Sales Outstanding (DSOs) remained constant at 67 days at September 30, 2000 compared to June 30, 2000. DSOs were 70 days, 65 days and 63 days at March 31, 2000, December 31, 1999 and September 30, 1999, respectively.

     The Company's effective tax rate was 37.9% for the nine months ended September 30, 2000 compared to 39.5% for the nine months ended September 30, 1999. The reduction in effective tax rate related principally to state tax-planning strategies that were initiated in mid year 2000 and a one-time permanent tax difference available to the Company. The estimated effect of the state tax planning strategies and one-time permanent difference used as of September 30, 2000 was greater than that expected as of June 30, 2000, resulting in an effective tax rate of 35.1% for the third quarter of 2000.

     During the fourth quarter of 2000, the Company expects a continuing negative impact on earnings as a result of the early cancellation of the telecommunication contract.

     In addition, the Company anticipates that it will have a charge against pre tax fourth quarter earnings of approximately $4.5 million or $0.15 per share, as a result of a renegotiation with its health insurance provider on rates and claims payments. The Company also anticipates a fourth quarter charge of approximately $0.02 per share related to termination agreements with its former President and Chief Executive officer who resigned in October 2000.

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

                               Financial Condition
                               -------------------

     The ratio of current assets to current liabilities was 2.4 to 1 for both September 30, 2000 and December 31, 1999. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 19% as of September 30, 2000 and 18% as of December 31, 1999.

     The Company's long-term debt at September 30, 2000 was $74.9 million, a reduction of $1.6 million from June 30, 2000 but an increase of $9.3 million from December 31, 1999. The Company's Days Sales Outstanding (DSOs)increased from 65 at December 31, 1999 to 67 at September 30, 2000, although this amount is a reduction from the peak of 70 days at March 31, 2000 and is equal to DSOs at June 30, 2000. The increase in working capital required coupled with capital expenditures of $24.6 million and acquisition spending of $11.6 million are the primary reasons for the increase in debt from year-end.

     During the nine months ended September 30, 2000, the Company invested $8.5 million related to acquisitions. Of this amount, $5.3 million was invested in an acquisition initiated during 2000 in which assets acquired totaled $5.0 million, including goodwill of $4.0 million. The acquisition was accounted for using the purchase method and did not have a significant effect on results of operations for the quarter and nine months ended September 30, 2000. An additional $3.2 million was invested in an acquisition initiated in a prior year whereby a portion of the minority interest in the entity was acquired, thereby reducing minority interests by $1.0 and increasing goodwill by $2.2 million. The Company expects to pay the remaining $4.3 million of the deferred purchase price to the former owners by December 31, 2000.

     During 2000 the Company extended the term of its existing long-term revolving credit facility to March 2002 and also negotiated an additional committed short-term facility of $25 million.

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

                           Forward-looking Information
                           ---------------------------

     Certain information in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward- looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as competitive market pressures, material changes in demand from larger customers, availability of labor, the Company's performance on contracts, changes in customers' attitudes toward outsourcing, government policies or judicial decisions adverse to the staffing industry, changes in economic conditions, unforeseen events associated with divestiture of discontinued operations, delays or unexpected costs associated with implementation of computer systems and delays or unexpected costs in making modifications to existing software and converting to new software to resolve issues related to Year 2000 and failure of third parties to provide Year 2000 compliant products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.


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

         27.      Financial Data Schedule.

     (b) The Registrant did not file a Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        CDI CORP.
                                            ------------------------------------



November 14, 2000                        By: /s/ Gregory L. Cowan
                                            ------------------------------------
                                            GREGORY L. COWAN
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Duly authorized officer and
                                            principal financial officer of
                                            Registrant)

                                INDEX TO EXHIBITS

Number                               Exhibit                                Page
-------  -----------------------------------------------------------------  ----

 3.(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

   (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

27.      Financial Data Schedule.