Form 10-K
period 2000-12-31
CDI CORP
filed 2001-03-23
CIK 18396

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                   ----------
                                    FORM 10-K
             (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2000
                                        OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________ to __________
             Commission file number 1-5519
                                   -------

                                    CDI Corp.
                                   ----------
               --------------------------------------------------
              (Exact name of Registrant as specified in its charter)

         Pennsylvania                                      23-2394430
 -----------------------------                  ------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                                  Number)

1717 Arch Street, 35th Floor, Philadelphia, PA                   19103-2768
---------------------------------------------               -------------------
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code               (215) 569-2200
                                                                 ---------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common stock, $.10 par value                    New York Stock Exchange
----------------------------             ------------------------------------
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

                              YES   X     NO _____
                                   ---

   Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value as of February 28, 2001 of voting stock of the Registrant held by shareholders other than executive officers, directors or known beneficial owners of 10% or more of such stock of the Registrant was:

     Common stock, $.10 par value                      $167,554,000
     Class B common stock, $.10 par value              Not applicable
   The outstanding shares of each of the Registrant's classes of common stock as of February 28, 2001 were:

     Common stock, $.10 par value                      19,070,426 shares
     Class B common stock, $.10 par value              None

                        DOCUMENTS INCORPORATED BY REFERENCE



                                                    Part of Form 10-K into
         Documents                                  which incorporated
         ----------                               -------------------------

     Proxy Statement for Annual Meeting
   of Shareholders to be Held May 1, 2001              Part III

                                       PART I

Item 1.   BUSINESS.

THE COMPANY

     OVERVIEW

   CDI Corp. (the "Registrant" or the "Company") is in the business of providing staffing, project and permanent placement services. The Company's principal executive offices are located in Philadelphia, Pennsylvania. The predecessor of the Company was formed in 1950. The Company's revenues are derived primarily from Fortune 1000 companies serviced primarily in the United States.

   The Company's foreign operations are primarily located in the United Kingdom and Canada.

   The Company conducts its operating activities through four segments as listed below:

                                                          Clerical/
                                 Technical   Project   Administrative  Permanent
   Segment                       Staffing    Services     Staffing     Placement

Information Technology Services      X           X
Technical Services                   X           X
Management Recruiters                                        X             X
Todays Staffing                                              X

   Personnel are recruited by the Company and assigned to work for customers in each segment of the Company's operations. Such recruited personnel are employees of the Company. The Company assumes risk with respect to the performances of its services and the acceptability of its employees to its customers.

   In certain cases, particularly in the Information Technology Services and Technical Services segments, the services of personnel ("supplier associates employees") supplied by other staffing companies or contractors ("supplier associates") are used to fulfill customer expectations or customer contract requirements. In these cases, the Company receives an administrative fee for arranging for, billing for and collecting the billings related to the supplier associates. Typically, the customer is responsible for assessing the work of supplier associates who have the responsibility for the performance acceptability of their personnel to the customer.

   Management Recruiters ("MRI") is in the business of providing permanent placement services with over 1,000 franchise locations throughout the world. MRI also operates company store locations that provide permanent placement and clerical/administrative staffing services. This operating segment derives its revenue from placement fees, initial franchise fees, continuing franchise royalties and clerical/administrative staffing services.

     OPERATING SEGMENTS

   The following table sets forth (in thousands) the revenues and earnings from continuing operations before income taxes and minority interests attributable to the continuing operations of the operating segments of the Registrant and its consolidated subsidiaries during the years indicated and the assets attributable to each segment as of the end of each year.

                                              Years ended December 31,
                                        2000             1999            1998
                                     -----------      ----------      ----------
Revenues
--------
Information Technology Services      $   355,693         331,521         320,599
Technical Services                       985,891         929,118         898,736
Management Recruiters                    136,752         113,343         112,217
Todays Staffing                          238,908         227,895         208,993
                                     -----------      ----------      ----------
                                     $ 1,717,244       1,601,877       1,540,545
                                     ===========      ==========      ==========

Earnings from continuing
operations before income
taxes and minority interests
----------------------------
Operating profit
  Information Technology Services    $    17,369          22,581          21,278
  Technical Services                      21,827          44,435          33,059
  Management Recruiters                   30,716          22,450          22,813
  Todays Staffing                         15,153          15,166          13,946
  Corporate expenses                     (25,260)        (18,656)       (14,986)
                                     -----------      ----------      ----------
                                          59,805          85,976          76,110
Interest expense                           5,189           2,114           1,384
                                     ------------     ----------      ----------
                                     $    54,616          83,862          74,726
                                     ============     ==========      ==========

Assets
------

Information Technology Services      $   133,413         131,303          92,223
Technical Services                       314,897         276,691         243,188
Management Recruiters                     52,029          54,821          36,355
Todays Staffing                           62,199          58,555          52,730
Corporate                                  9,491           9,454           5,966
Net assets of discontinued operations          -             856           5,352
                                      ------------   -----------      ----------
                                     $   572,029         531,680         435,814
                                     ============     ==========      ==========

INFORMATION TECHNOLOGY SERVICES

   The Registrant's Information Technology Services operating segment provides staffing, managed staffing, project outsourcing and functional outsourcing services in the information technology markets. In providing its staffing services, the segment recruits and hires employees or secures supplier associates employees and provides these personnel to customers. Customers use the segment's employees or supplier associates to develop, design and maintain information systems.

   In managed information technology staffing, the segment not only provides employees but may also manage the customer's entire information technology contract staffing needs. When providing managed staffing services, the segment frequently establishes a branch office at one or more of the customer's local facilities, staffs it with employees from the segment, and ties that branch into the segment's business systems. In some instances, managed information technology staffing services also include the coordination of supplier associates employees assigned to the customer from other staffing companies.

   In  information   technology   outsourcing,   the  segment   assumes  certain
responsibilities for a service or a deliverable. Outsourcing services are focused on distributed systems management, application development and maintenance support, help desk services and PC support. In most instances, these outsourcing services are located on site at the customer's premises.

   During the year ended December 31, 2000, Information Technology Services provided services to several hundred customers. Historically, much of its business has been performed for large industrial corporations, but the segment has begun to penetrate non-industrial fields such as banking and financial services. Customers are geographically dispersed. Managed staffing and outsourcing services are concentrated among a small number of these customers, which tend to be among the largest U.S. corporations. In 2000, one large industrial corporation comprised approximately 25% of Information Technology Services' total revenues.

   Since much of the business of Information Technology Services and Technical Services is performed for large multi-national manufacturing companies, a material portion of the revenues for each of these segments is derived from many of the same customers. Loss of one or more of these customers in one segment could adversely impact revenues of the other segment.

   In providing staffing services the segment's employees are hired by the segment and assigned to work for a customer. The period of assignment depends upon the duration of the need for the skills of an individual employee. At the end of an assignment, an employee is either reassigned within the current customer, is assigned to perform services with another customer, or employment is terminated.

   Supplier associates employees are engaged through another staffing company or contractor to work on an assignment for a customer. At the end of an assignment the services of supplier associates are typically terminated.

   Information Technology Services' personnel are attracted to this type of employment by the opportunity to work on "state-of-the-art" projects and by the geographic and industry diversity of projects. In addition, they may be compensated at higher hourly rates than the hourly rate equivalent paid to personnel with similar backgrounds and experience employed by the segment's customers.

   Information Technology Services' employees are on Information Technology Services' payroll and are subject to its administrative control. When staffing services are provided at a customer's location, the customer retains technical and supervisory control. When the segment provides managed staffing services, the segment may provide additional administrative supervision for its personnel.

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

   Information Technology Services' personnel of virtually every skill level are currently in high demand. This level of demand is expected to remain high. The segment's greatest challenge is finding and retaining qualified information technology professionals. Consequently, the segment is employing aggressive recruiting methods and is continuing to enhance its benefits for these professionals. In order to enhance employee retention, the segment has initiated career tracking to place employees on a continuum of assignments requiring increasing technical skills. This provides employees with both career progression and skills that translate into higher billings to customers over time.

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

   Information Technology Services operates through a network of approximately 41 sales and recruiting offices located in major markets throughout the United States and 5 international offices.

   Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of price, value-added services and prior performance. Many times customers grant multi-vendor contracts.

   Industry analysts estimate the market for the Information Technology sector of the staffing industry to be approximately $23 billion a year. No single company or small group of companies is dominant. Competition in the industry is intense from national, regional and local companies, some of which serve only selected markets.

TECHNICAL SERVICES

   The Registrant's Technical Services operating segment provides staffing, managed staffing, outsourcing and consulting services in engineering and other technical fields.

   In providing its staffing services, the segment recruits and hires employees or secures supplier associates employees and provides these personnel to customers. Customers use the segment's employees or supplier associates employees for expansion programs, to staff special projects and to meet peak period manpower needs.

   In managed technical staffing, the segment not only provides the employees but may also manage the customer's entire contract staffing requirements. When providing managed staffing services, the segment frequently establishes a branch office at one or more of the customer's facilities, staffs it with employees from the segment, and connects that branch into the segment's business systems. In some instances, managed staffing services also include the coordination of supplier associates employees assigned to the customer from other staffing companies.

   In technical outsourcing, the segment usually takes over a customer's entire technical department, staffing the department with employees and managing the production of the department's output. In most instances, the managed department is located on site at the customer's premises, but in some cases the customer may prefer an off-site location, and in this case the segment might be called upon to furnish the site as well as to furnish the computer systems needed to support the operations. The segment sometimes maintains stand-alone operations, which provide off-site services to multiple customers.

   Technical Services also performs engineering consulting, providing services such as project planning and feasibility studies, conceptual engineering, detail engineering and design, procurement and project management. These activities typically take place at the segment's own facilities where the segment furnishes the computer systems support.

   During the year ended December 31, 2000, Technical Services provided services to approximately 3,000 customers. Much of its business is performed for large multi-national manufacturing companies. Historically, the segment's largest markets have been aircraft/aerospace, automotive, hydrocarbon/petrochemical, construction, electronics, industrial equipment, marine and telecommunications. The segment is broadening its markets to include pharmaceuticals, specialty chemicals, biotechnology, medical devices and food and beverage. Customers are geographically dispersed. Managed staffing, outsourcing and consulting services are concentrated among a small number of these customers, which tend to be among the largest U.S. industrial corporations.

   Since much of the business of Information Technology Services and Technical Services is performed for large multi-national manufacturing companies, a material portion of the revenues for each of these segments is derived from many of the same customers. Loss of one or more of these customers in one segment could adversely impact revenues of the other segment.

   Services are performed in customers' facilities ("in-customer") and in Technical Services' own facilities ("in-house") depending upon industry practice and the needs and preferences of customers. During the year ended December 31, 2000, approximately 80% of the segment's revenues were generated through in-customer work with the remaining 20% generated in-house.

   In-customer staffing employees are hired by the segment and assigned to work for a customer. The period of assignment depends upon the duration of the need for the skills of an individual employee. At the end of an assignment, an employee is either reassigned within a current customer, is assigned to perform services with another customer, or employment is terminated.

   Supplier associates employees are engaged through another staffing company or contractor to work on an assignment for a customer. At the end of an assignment the services of supplier associates are typically terminated.

   Technical Services' personnel are attracted to this type of employment by the opportunity to work on "state-of-the-art" projects and by the geographic and industry diversity of projects. In addition, they may be compensated at higher hourly rates than the hourly rate equivalent paid to personnel with similar backgrounds and experience employed by the segment's customers.

   When performing services on an in-customer basis, Technical Services' employees are on Technical Services' payroll and are subject to its administrative control. The customer retains technical and supervisory control. When the segment provides managed staffing services, the segment may provide additional administrative supervision for its personnel.

     When services are performed in-house, Technical Services generally provides supervision for employees, and may have increased responsibility for the performance of work that is generally monitored in conjunction with customer personnel.

   The demand for in-house services is generally more constant than for in-customer staffing services. Consequently, the duration of employment of employees working on in-house services is usually longer than for employees working in in-customer staffing. Supervisory personnel at managed programs and at in-house facilities are generally long-term employees and are important to the continuing relationship with customers.

   The ability of Technical Services to find and hire employees with the capabilities required by customers is critical to its operations. Such personnel usually have prior experience in their area of expertise. During periods of high demand for specific skills, it is not uncommon for Technical Services to experience pressure to pay higher wage rates or lose employees to competitors who will pay such rates in an attempt to attract personnel with the required skills. To assist in fulfilling its personnel needs, a computerized retrieval system facilitates the rapid selection of resumes on file so that customer requirements may be filled quickly.

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

   Technical Services operates through a network of approximately 139 sales and recruiting offices and in-house facilities located in major markets throughout the United States and 27 international offices.

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

   Industry analysts estimate the market for the Technical Engineering sector of the staffing industry to be approximately $5 billion a year. The Registrant believes that it is one of the largest companies providing technical services in this sector of the market, but that neither it nor any small group of companies is dominant. Competition in the industry is intense from national, regional and local companies, some of which serve only selected markets.

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

   Fees for placement services paid by the employers are generally a percentage of the annual compensation to be paid to the new employee. Fees are paid on a retainer basis or on a contingent basis after a qualified candidate has been hired and remains employed for a trial period, generally 30 days. On large, multiple placement projects, Management Recruiters can be engaged on a retainer basis for up to a year in duration.

   Management Recruiters also provides professional, executive, middle management and clerical personnel on a temporary basis, at times with the objective of permanently placing such personnel with the customer-employer. Management Recruiters employs these temporary personnel.

   As of December 31, 2000, Management Recruiters had approximately 1,041 franchised offices and 47 company-owned offices providing services to both large and small employers in virtually all industries. Of the franchised offices, 886 are located throughout the United States with 155 offices located internationally. All company-owned offices are located in the United States. The broad geographic scope of operations enables franchisees and company-owned offices to provide nationwide recruiting and matching of employers with job candidates in the United States. The network utilizes an inter-office referral system on both national and regional levels which enables offices to cooperate in fulfilling a customer's requirements. Management Recruiters established a direct international presence in 1999 when it acquired a business headquartered in the United Kingdom.

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

TODAYS STAFFING

   The Registrant's Todays Staffing operating segment provides clerical, secretarial, office support, legal, and a small number of semi-skilled light industrial personnel to customers on a temporary basis. The segment recruits and hires employees and provides these personnel to the customer on a contract or project basis. In managed staffing, the segment not only provides the employees but also manages the customer's entire contract staffing needs. In the professional segment of legal, Todays Staffing also places personnel on a permanent basis. This segment is not reliant on supplier associates.

   Customers retain Todays Staffing to meet peak period manpower needs, to temporarily replace personnel on vacation and to staff special projects. During the year ended December 31, 2000, these services were provided to approximately 9,000 customers.

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

   Todays Staffing operates through a network of approximately 119 sales and recruiting offices, 9 of which are franchised, situated in the United States and 12 offices in Canada. Each office is responsible for determining the potential market for services in its geographic area and developing that market through personal contact with prospective and existing customers.

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

   The segment competes with large national companies and many smaller companies in regional and local markets. The market for the office/clerical sector of the staffing industry is estimated by industry analysts to be approximately $21 billion a year.

EMPLOYEES

    At December 31, 2000 the Registrant had approximately 32,360 employees. The Registrant believes that its relations with its employees are generally good.

Item 2.   PROPERTIES.

    The Information Technology Services operating segment has approximately 41 facilities throughout the United States and 5 facilities internationally, occupying a total of approximately 125,000 square feet of space. Most of the space is devoted to sales, marketing and administrative functions, and a small portion is used for in-house operations. The facilities are leased under terms generally extending up to five years.

    The Technical Services operating segment has approximately 139 facilities throughout the United States and 27 facilities internationally, occupying a total of approximately 750,000 square feet of space. Approximately 350,000 square feet is devoted to in-house technical services and the balance to sales, marketing and administrative functions. The facilities are leased under terms generally extending up to five years.

    The Management Recruiters operating segment occupies approximately 150,000 square feet of office space at 47 locations, primarily for its company-owned permanent placement offices. These facilities are leased for varying terms, the majority of which extend up to five years. Management Recruiters also had 1,041 franchised offices. Franchisees enter into their own leases for which the segment assumes no obligation.

    The Todays Staffing operating segment occupies approximately 200,000 square feet of office space at approximately 122 locations for its company-owned temporary services offices. These facilities are leased for varying terms generally extending up to five years. Todays Staffing also has 9 franchised offices. Franchisees enter into their own leases for which the segment assumes no obligation.

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










                                      PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Stock price and other information regarding the Registrant's common stock is for the years ended December 31, 2000 and 1999. The Registrant's common stock is traded on the New York Stock Exchange.

                                    2000                      1999
                              -----------------        ------------------
                              High        Low          High         Low
                              -----     -------        ------      ------
First quarter                 25.69      18.25         27.00       19.50
Second quarter                25.88      18.44         34.88       22.69
Third quarter                 23.00      14.94         36.00       25.75
Fourth quarter                17.44      11.00         30.00       22.13

   No cash dividends were declared during the years ended December 31, 2000 and 1999. The Company has no present intention of paying cash dividends during the year ending December 31, 2001.

   Shareholders of record on February 28, 2001 numbered 517. This number counts each street name account as only one shareholder, when, in fact, such an account may represent multiple owners. Taking into account such multiple owners, the total number of shareholders approximated 4,500.

Item 6.   SELECTED FINANCIAL DATA.

   Following is Selected Financial Data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The data presented is in thousands, except for per share data.


                                         2000          1999         1998           1997          1996
Earnings Data

Revenues .............................   $1,717,244    1,601,877    1,540,545      1,496,758     1,374,881

Earnings from continuing operations ..   $   33,003       49,679       44,239         46,934        42,470
Discontinued operations ..............         --          2,768        1,338         (9,322)      (11,072)
                                         ----------    ----------   ----------     -----------   ----------
Net earnings .........................   $   33,003       52,447       45,577         37,612        31,398

Basic earnings per share:
   Earnings from continuing
    operations .......................   $     1.73         2.61         2.25           2.36          2.14
   Discontinued operations ...........   $     --            .15          .07           (.47)         (.56)
   Net earnings ......................   $     1.73         2.76         2.32           1.89          1.58
Diluted earnings per share:
   Earnings from continuing
    operations .......................   $     1.73         2.60         2.25           2.36          2.14
   Discontinued operations ...........   $     --            .14          .07           (.47)         (.56)
   Net earnings ......................   $     1.73         2.74         2.32           1.89          1.58

Cash dividends .......................   $     --           --           --             --            --

Balance Sheet Data

Total assets .........................   $  572,029      531,680      435,814        348,837       340,174
Long-term debt .......................   $   49,623       65,651       35,059           --          48,866
Shareholders' equity .................   $  325,795      293,844      240,369        215,585       176,986

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. (In thousands, except per share data and ratios)

Results of operations, year ended December 31, 2000 vs. year ended December 31, 1999
--------------------------------------------------------------------------------

Consolidated Results
--------------------
   The Company achieved record consolidated revenues of $1,717,244 during 2000, reflecting a 7.2% increase over the 1999 level of $1,601,877. All operating segments achieved year-over-year growth in revenues.

   Gross profit increased by 9.9% during 2000, reflecting improvements in both volume and gross profit margins. The gross profit margin improved to 27.2% in 2000 from 26.5% in 1999. This improvement in the margin reflects the Company's increased emphasis on contract pricing and improved operating results from the Management Recruiters segment.

   Operating and administrative costs increased 20.2% during 2000. As a percent of consolidated revenues, these costs were 23.7% in 2000 and 21.1% in 1999. During 2000, the Company invested in additional recruiters, management and infrastructure as well as new business initiatives. In addition, recruiter compensation and bonus structures were changed to promote retention and increase productivity in light of very challenging labor supply and competitive pressures. The Company also incurred additional system costs to support its front and back-office systems. Prospectively, management anticipates that there will continue to be a tight labor supply, particularly for high-end technical talent. Additionally, retention of productive recruiting personnel may continue to impact operations as competitive pressures continue.

   Operating profit decreased 30.4% during 2000. As a percentage of consolidated revenues, operating profit declined to 3.5% in 2000 from 5.4% in 1999. As noted above, the Company was faced with very challenging recruiting and market conditions in 2000, which resulted in increased costs. Additionally, the Company's 2000 operating results were adversely affected by a number of charges summarized below:

Description                                                    Pre-Tax Amounts
-----------                                                   -----------------

 -- Resolution of dispute with health insurance provider ..       $ 4,368
 -- Billing adjustments ...................................         4,476
 -- Executive separation costs ............................         1,106
 -- Other charges .........................................         1,735
                                                                 --------
                                                                  $11,685
                                                                 --------


   During 2000, the Company reached a settlement with its health insurance provider related to rates and claim payments. As a result, the Company recorded a charge against pre-tax earnings of $4,368, or $.14 per share on an after-tax basis. Under the terms of the agreement, the Company will fund its obligation over a two-year period.

   During 2000, the Company completed an extensive review of its customer accounts and related costs. Following that review and reflecting management's assessment of the Company's ultimate ability to recover these amounts, pre-tax adjustments totaling $4,476, or $.15 per share on an after-tax basis, were charged to operations.

   The Company recorded pre-tax separation charges of $1,106, or $.04 per share on an after-tax basis, associated with changes in management personnel including the resignation of the Company's former President and Chief Executive Officer.

   In addition, the Company recorded various other pre-tax charges to operations totaling $1,735, or $.06 per share on an after-tax basis. These charges reflect decisions made subsequent to the resignation of the Company's former Chief Executive Officer including the cancellation of consulting contracts, costs associated with acquisitions the Company is no longer pursuing, the write-off of a start-up investment, and costs associated with the decision to close two company offices.

   Interest expense increased $3,075 during 2000 primarily due to higher borrowing levels throughout much of the year.

    The Company provided for income taxes at a rate of 38.0% in 2000 compared to 39.3% in 1999. The decrease in the Company's effective income tax rate primarily reflects the implementation of state tax minimization strategies.

    Earnings from continuing operations were $1.73 per share diluted compared to $2.60 per share in 1999. The decrease is attributable to lower operating results in 2000 as described above. Diluted shares used to compute earnings per share for 2000 and 1999 were comparable. Net earnings per share in 1999 were $2.74 on a diluted basis and included income from discontinued operations of $.14 per share.

    Acquisition activity in 2000 was not significant and, as such, did not have a significant effect on reported earnings.

    The Company expects costs to escalate in 2001 by approximately $4,700 due to increased depreciation of its enterprise-wide information system and other technology investments. Additionally, as part of the aforementioned settlement with the Company's health insurance provider, the Company agreed to convert to a participating contract for 2001 and future years. Under this form of contract, the Company assumes greater risk for health care costs. The Company expects that its share of costs associated with health care benefits for employees will increase by approximately $4,000 for 2001.

    In mid-2000, the Company discontinued any further field implementation of its enterprise-wide information system in order to focus on alternatives. The project was conceived several years ago. Over that period of time there have been significant changes in technology. The Company is continuing to evaluate alternatives to more effectively provide for the information systems' requirements of its various businesses.

Segment Discussion
------------------

Information Technology Services
-------------------------------
    Information Technology Services segment revenues increased 7.3% during 2000. The segment experienced soft demand for its services during the first half of 2000. Management attributes this softness to hesitancy by major customers to launch new spending programs on the heels of spending required to maintain Year 2000 compliance. During the second half of 2000, Information Technology Services experienced increased demand as customers initiated new systems projects, particularly to connect their new systems to the Internet, and developed formal outsourcing strategies in such areas as console operations and help-desk support. In both 2000 and 1999, one customer accounted for approximately 25% and 30%, respectively, of the segment's total revenues.

    Operating  profit  margins  declined  to  4.9% in 2000  from  6.8% in  1999.
Approximately $1,457 (40 basis point decline in the margin) is due to the applicable portion of the charges referred to in Consolidated Results above. The segment invested in approximately 27 additional recruiters and enhanced compensation programs to strengthen the unit's ability to attract and retain productive recruiters and compete in a very tight market for qualified technical talent. The unit also incurred additional costs to implement a national staffing business model. This effort included standardized practices, procedures and metrics. Management also launched its Innovantage brand signaling its focus on both professional services and functional outsourcing. While these initiatives negatively impacted operating profit margins in 2000, management believes the investments are integral to the segment's longer-term growth strategies.

    The unit's focus is to leverage its Innovantage service offering throughout its client base and to pursue new business opportunities in non-manufacturing sectors where significant growth opportunities may exist.

Technical  Services
------------------

    Technical Services segment revenues increased 6.1% during 2000. This segment experienced solid increases in revenue, particularly during the first half of 2000. However, growth slowed during the second half of 2000. During the third quarter, revenues declined from the second quarter due largely to the termination of a high-margin multi-year telecommunications contract. There was a significant reduction in requirements following the client's merger, which occurred on June 30, 2000. The contract was ultimately terminated in September 2000. Additionally, during the fourth quarter, the Technical Services segment experienced a sharp and broad-based reduction in demand for services in its aerospace, electronics/computer, chemical, telecommunications, automotive and marine service lines.

    Operating profit margins declined to 2.2% from 4.8% in 1999. Approximately $8,275 (80 basis point decline in the margin) is due to the applicable portion of the charges referred to in Consolidated Results above. This segment has also made significant investments in its management infrastructure and operations support, particularly for its telecommunications group. Results were also negatively impacted by the third quarter termination of a high-margin telecommunications contract referred to above. The segment was unable to immediately adjust its cost structure to compensate for the loss of the contract.

    Technical Services' management is selectively pruning certain lower-margin staffing business and is focusing its attention on its higher-margin engineering services and telecommunications services product lines.

    Information Technology Services' and Technical Services' contracts are individually price negotiated, and as a result, the price-to-direct cost mix is constantly changing. The cost structure of both segments is generally variable. In periods of substantial increases in revenues, operating profits can widen because the segments can take advantage of certain economies of scale in the support cost structure. Conversely, in periods of declining demand, operating results can deteriorate quickly because realization of cost savings typically lags implementation of downsizing and cost reduction programs.

Management Recruiters
---------------------

    Management Recruiters segment revenues increased 20.7% during 2000. This unit has experienced strong demand in all geographic regions and growth in all key sales channels including company-owned offices, franchised offices and their client services group, which services large-block permanent placement assignments. Concerns over Internet disintermediation, which arose in 1999, have diminished as employers continue to require recruiter input in the permanent placement hiring process.

    Operating profit margins increased to 22.5% from 19.8% in 1999. The improvement in operating profit margin is attributable, in part, to a favorable recovery of a disputed contract payment totaling $623. This recovery improved the operating profit margin in 2000 by 50 basis points. The segment's margin also improved due to continuing strong cost controls and strong performance by its franchisee organization.

    This  segment  will   continue  to  invest  in  technology  to  enhance  the
effectiveness of its recruiter network and improve its ability to match qualified applicants with open positions.

Todays Staffing
---------------
    Todays Staffing segment revenues increased 4.8% during 2000. Revenue growth began to decelerate after the first quarter of 2000. This slowdown was broad-based and not geographic or industry specific. The unit's slower revenue growth reflects the impact of an increasingly tighter labor market, making candidate recruiting more difficult and increasing turnover among the unit's recruiting and sales professionals, as a result of increased industry competition.

    Operating profit margins declined to 6.3% in 2000 from 6.7% in 1999. The slight decline in the operating profit margin is due, in part, to a decision to close two offices during 2001, which resulted in a pre-tax charge to earnings of approximately $304 (10 basis point decline in the margin). In addition, during the year, the unit experienced higher than normal turnover among its staff, including recruiting professionals, and implemented a series of recruiting and retention measures resulting in higher costs.

    Todays Staffing's strategy is to penetrate middle-market opportunities to maintain strong margins, leverage Internet-based tools to enhance recruiter productivity and continue to expand its legal staffing business.

Results of operations, year ended December 31, 1999 vs. year ended December 31, 1998
-------------------------------------------------------------------------------

Consolidated Results
--------------------
    The Company recorded consolidated revenues of $1,601,877 in 1999, a 4.0% increase over the 1998 level of $1,540,545. All operating segments achieved year-over-year growth in revenues.

    Gross profit increased by 8.7% during 1999, reflecting both improvements in volume and gross profit margins. The gross profit margin improved to 26.5% in 1999 from 25.4% in 1998. This improvement in the margin is due to increasing selectivity in new contracts and the Company's strategy to invest and grow its high-margin businesses.

    Operating and administrative costs increased 7.6% during 1999. As a percent of revenues, these costs were 21.1% in 1999 and 20.4% in 1998. The overall increase noted is due, in part, to recurring wage and salary increases within the Company as well as increased costs for the Company's enterprise-wide information system.

    Operating profit increased 13.0% during 1999. As a percentage of revenues, operating profit increased to 5.4% in 1999 from 4.9% in 1998. During the second quarter of 1998, the Company recorded a pre-tax charge of $2,300 to reorganize the Technical Services segment. Excluding these charges, the Company's 1998 operating profit margin would have been 5.1%.

    Interest expense increased $730 during 1999 reflecting higher average levels of debt outstanding.

    Earnings from continuing operations were $2.60 per share diluted compared to $2.25 per share in 1998. Excluding the reorganization charge referred to above, 1998 earnings from continuing operations would have been increased by $.07 per share resulting in per share earnings of $2.32. Net earnings for 1999, including the impact of earnings from discontinued operations, was $2.74 per share diluted vs. $2.32 per share in 1998. During the second and fourth quarters of 1999, the Company recorded gains from discontinued operations of $2,015 and $753, respectively, net of applicable income taxes. These gains primarily reflected settlement of a disputed receivable that was fully reserved and adjustments of certain estimates. In the fourth quarter of 1998, a gain of $1,338, net of applicable income taxes, was recorded reflecting lower than anticipated costs related to the wind-down of the discontinued operations and greater realization on disposal of assets than expected. The liquidation of the discontinued operations was completed in 1999.

    During the year ended December 31, 1999, each of the Company's business segments made acquisitions for which the Company invested collectively $50,012. The acquisitions were accounted for using the purchase method. Goodwill acquired amounted to $44,736 and is being amortized on the straight-line method over periods of 15 and 20 years. These acquisitions did not have a significant effect upon reported earnings for 1999.

Segment Discussion
------------------

Information Technology Services
-------------------------------
    Information Technology Services segment revenues increased 3.4% during 1999. Operationally, the segment completed its first full year as a stand-alone business unit. Prior to mid-1998, the Company's Information Technology Services business was integrated with the Company's Technical Services segment. Information Technology Services' customer base consists principally of large, multi-national companies, much like the customer base of the Company's Technical Services segment. In both 1999 and 1998, one large industrial customer comprised approximately 30% of the segment's total revenues. As a stand-alone business unit, the segment has begun to broaden its customer and industry base and has already achieved a measure of success in the financial services industry.

    Demand began to moderate in the second half of 1998 within the segment's manufacturing-oriented customer base as those customers faced global challenges in their markets. During 1999, many customers concerned with achieving Year 2000
(Y2K) compliance responded by delaying discretionary information technology projects. This softness was particularly evident during the fourth quarter of 1999. Additionally, a tight labor supply, particularly for highly skilled information technology specialists, became even more acute in 1999 and this condition is not expected to subside substantially.

    Operating profit margins were 6.8% in 1999 compared to 6.6% in 1998. During 1998, the company anticipated strong revenue growth, and therefore invested in management and support structure. The anticipated growth did not materialize. Throughout 1999, management carefully monitored its costs and transitioned from a regional management to a unified management structure and began implementation of standardized recruiting and career progression practices in all offices. This effective emphasis on cost control, particularly during the second half of 1999 produced stronger profit margins than in 1998.

Technical Services
------------------

    Technical Services segment revenues increased 3.4% in 1999. The segment's customer base consists principally of large, multi-national manufacturing companies. Historically, its largest markets have been aerospace, automotive, construction, electronics, industrial equipment, petrochemicals, marine, and telecommunications. The segment has begun to penetrate the pharmaceuticals market, expand its level of business within telecommunications and is focusing on other new markets such as biotechnology, medical devices and food and beverage.

    Technical Services' revenue growth moderated during 1999, in part, by continuing cyclical softness in the aerospace industry, reduced spending by certain key customers in the process of merger and increased contract selectivity and screening by Technical Services' management.

    Operating profit margins for Technical Services increased to 4.8% during 1999 from 3.7% during 1998. The operating profit margins for 1999 are considered more reflective of this segment's overall historical performance. In the second quarter of 1998, Technical Services' operating profit margins were impacted by reorganization costs and other non-recurring charges of $2,300. Excluding these charges in 1998, the segment's operating profit margins would have been 3.9%. Additionally, throughout 1998, many Technical Services' customers experienced a difficult business environment due to turbulent international market conditions, delayed new product introductions and investment imbalances. This was particularly pronounced in the electronics and hydrocarbon and petrochemical customer base. The improved results in 1999 reflect the higher margins associated with strengths in managed engineering services, targeted new market and product growth, increased contract selectivity and ongoing cost containment efforts.

    Information Technology Services' and Technical Services' many contracts are individually price negotiated, and as a result, the price-to-direct cost mix is constantly changing. The cost structure of both segments is generally variable. In periods of substantial increases in revenues, operating profits can widen because the segments can take advantage of certain economies of scale in the support cost structure. Conversely, in periods of declining demand, operating results can deteriorate quickly because realization of cost savings typically lags implementation of downsizing and cost reduction programs.

Management Recruiters
---------------------
    Management Recruiters segment revenues increased 1.0% during 1999 and was below the segment's rate of growth over the past few years. The most significant cause of this slowing of growth is the severe shortage of middle management and professional personnel candidates for permanent employment positions. Those shortages are expected to continue into 2000. Additionally, a certain amount of disintermediation is taking place as candidates and employers bypass recruiting organizations in favor of direct contact via the Internet. This latter effect cannot be quantified with certainty.

    Operating profit margins declined to 19.8% in 1999 from 20.3% in 1998. The decline in the margin reflects a shift in fulfillment mix from large client project placement work to more labor-intensive single transaction searches. Further, 1999 margins also declined as a result of start-up costs for four new staffing offices.

Todays Staffing
---------------

    Todays Staffing segment revenues increased 9.0% in 1999. Today Staffing's customer base consists of a large number of "retail" accounts and a small number of large "wholesale" accounts. These large, multi-location accounts have become more price sensitive, and in 1999 the segment elected not to continue to pursue certain of these accounts when pricing began to erode. Conversely, the segment identified and won new, large contracts with a category of emerging middle-market customers. Demand for office/clerical and professional temporary services in 1999 remained strong. Legal staffing is a small but growing component of the segment's services.

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

Liquidity and Capital Resources
-------------------------------

     The Company's main sources of liquidity are from operations and from borrowings, including unsecured committed revolving credit agreements with banks that provide for borrowings up to $125 million. In addition, the Company has two uncommitted short-term lines of credits with banks that total $23 million. Borrowings are priced at floating rates of interest or are related to the banks' costs of funds and, therefore, the Company is subject to market risks as interest rates change (see Item 7A. below). These sources have been adequate to support growth opportunities in the Company's businesses.

    Expansions and contractions in the levels at which the Company's business operates can directly affect consolidated working capital, which in turn has a direct relationship to total capital employed because of the high concentration of total assets represented by current assets. Working capital decreased in 2000 because the Company was able to reduce the collection cycle for accounts receivable and better manage its cash outflows. Cash flows from operating activities was $58,457 in 2000 and $38,793 in 1999. The ratio of current assets to current liabilities was 2.2 to 1 and 2.4 to 1 at December 31, 2000 and December 31, 1999, respectively. The ratio of long-term debt to capital (long-term debt plus shareholders' equity) at December 31, 2000 and 1999 was 13.2% and 18.3%, respectively.

    During 2000, investing activities resulted in cash outflows of $43,719, a $27,077 reduction from 1999 levels. The primary reason for the decline in investing activities is attributable to lower acquisition activity.

    Cash outflows in 2000 associated with financing activities totaled $14,735, and primarily relate to repayments of long-term debt. In 1999, the Company had cash inflows of $29,206, principally related to incremental borrowings of long-term debt used to fund increased levels of working capital, purchases of fixed assets and investments in acquisitions.

New Accounting Standards
------------------------

    In September, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement supercedes and replaces SFAS No. 125 of the same name and provides guidance on securitization, sale and servicing of financial assets. This standard will become effective for transactions entered into after March 31, 2001; however, companies that hold beneficial interests from previous securitizations are required to make additional disclosures in their December 31, 2000 financial statements. The standard does not have any effect on the Company as of December 31, 2000. Impact in the future will depend on the Company's future transactions.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's only financial instruments are debt instruments, which primarily consist of its lines of credit. The Company does not actively manage its interest rate risk because the impact of a 10% (approximately 70 basis points) increase in interest rates on its variable rate debt (using the year-end debt balance and effective interest rates) would have a relatively nominal after-tax impact on the Company's results of operations.

    The Company has no derivative or off-balance sheet instruments.


Forward-looking Information
---------------------------

     Certain information in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as competitive market pressures, material changes in demand from larger customers, availability of labor, the Company's performance on contracts, changes in customers' attitudes toward outsourcing, government policies or judicial decisions adverse to the staffing industry, changes in economic conditions and delays or unexpected costs associated with implementation of computer systems. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                           CDI CORP. AND SUBSIDIARIES
                      Consolidated Statements of Earnings
                  Years ended December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)

                                               2000         1999         1998
                                         ----------   ----------   ----------

Revenues .............................   $1,717,244    1,601,877    1,540,545
Cost of services .....................    1,250,485    1,177,250    1,149,849
                                         ----------   ----------   ----------
Gross profit .........................      466,759      424,627      390,696
Operating and administrative costs ...      406,954      338,651      314,586
                                         ----------   ----------   ----------
Operating profit .....................       59,805       85,976       76,110
Interest expense .....................        5,189        2,114        1,384
                                         ----------   ----------   ----------
Earnings from continuing operations
   before income taxes and minority
   interests .........................       54,616       83,862       74,726
Income taxes .........................       20,741       32,960       29,470
                                         ----------   ----------   ----------
Earnings from continuing operations
   before minority interests .........       33,875       50,902       45,256
Minority interests ...................          872        1,223        1,017
                                         ----------   ----------   ----------
Earnings from continuing operations ..       33,003       49,679       44,239
Discontinued operations ..............         --          2,768        1,338
                                         ----------   ----------   ----------
Net earnings .........................   $   33,003       52,447       45,577
                                         ==========   ==========   ==========
Basic earnings per share:
   Earnings from continuing
    operations .......................   $     1.73         2.61         2.25
   Discontinued operations ...........         --            .15          .07
   Net earnings ......................   $     1.73         2.76         2.32
Diluted earnings per share:
   Earnings from continuing
    operations .......................   $     1.73         2.60         2.25
   Discontinued operations ...........         --            .14          .07
   Net earnings ......................   $     1.73         2.74         2.32


See accompanying notes to consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 2000 and 1999
                       (In thousands, except share data)

Assets                                                      2000         1999
                                                         ---------    ---------
Current assets:
    Cash .............................................   $  11,432       11,429
    Accounts receivable, less allowance for
      doubtful accounts of $3,694-2000; $4,203-1999 ..     371,088      352,458
    Prepaid expenses and other .......................       8,267        5,322
    Deferred income taxes ............................      11,969        4,448
                                                         ---------    ---------
                  Total current assets ...............     402,756      373,657

Fixed assets, net ....................................      66,110       53,256
Deferred income taxes ................................        --             86
Goodwill and other intangible assets, net ............      90,281       89,328
Other assets .........................................      12,882       15,353
                                                         ---------    ---------
                                                         $ 572,029      531,680
                                                         =========    =========

Liabilities and Shareholders' Equity
Current liabilities:
    Obligations not liquidated because of
     outstanding checks ..............................   $  22,568       21,446
    Accounts payable .................................      44,266       32,575
    Withheld payroll taxes ...........................       3,343        3,211
    Accrued compensation and related costs ...........      63,500       57,458
    Other accrued expenses ...........................      32,628       31,517
    Income taxes payable .............................      12,746        8,774
                                                         ---------    ---------
                  Total current liabilities ..........     179,051      154,981

Long-term debt .......................................      49,623       65,651
Deferred income taxes ................................       1,272         --
Deferred compensation ................................      13,144       13,916
Minority interests ...................................       3,144        3,288

Shareholders' equity:
    Preferred stock, $.10 par value - authorized
      1,000,000 shares; none issued ..................        --           --
    Common stock, $.10 par value - authorized
      100,000,000 shares; issued 20,015,561
      shares-2000; 19,999,463 shares-1999 ............       2,002        2,000
    Class B common stock, $.10 par value
      authorized 3,174,891 shares; none issued .......        --           --
    Additional paid-in capital .......................      16,677       16,539
    Retained earnings ................................     331,308      298,305
    Accumulated other comprehensive loss .............      (1,999)        (611)
    Unamortized value of restricted stock issued .....        (230)        (945)
    Less common stock in treasury, at cost -
      950,135 shares-2000; 927,651 shares-1999 .......     (21,963)     (21,444)
                                                         ---------    ---------
                  Total shareholders' equity .........     325,795      293,844
                                                         ---------    ---------
                                                         $ 572,029      531,680
                                                         =========    =========



See accompanying notes to consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998
                                 (In thousands)


                                               2000        1999        1998
                                           --------    --------    --------

Continuing Operations
   Operating activities:
     Earnings from continuing
      operations ........................  $  3,003      49,679      44,239
     Minority interests .................       872       1,223       1,017
     Depreciation .......................    17,719      14,040      12,242
     Amortization of intangible assets...     5,931       4,304       2,237
     Income tax provision greater (less)
       than tax payments ................    (1,836)      8,521       1,617
     Change in assets and liabilities
      net of effects from acquisitions:
      (Increase) in accounts receivable.. (17,471) (35,129) (40,874) Increase (decrease) in payables
         and accrued expenses ...........   21,341      (5,966)     12,731
      Other .............................   (1,102)      2,121      (1,838)
                                           --------    --------    --------
                                             58,457      38,793      31,371
                                           --------    --------    --------

   Investing activities:
     Purchases of fixed assets ..........   (30,615)    (27,585)    (23,099)
     Acquisitions net of cash acquired...   (11,677)    (42,622)    (39,138)
     Other ..............................    (1,427)       (589)        389
                                           --------    --------    --------
                                            (43,719)    (70,796)    (61,848)
                                           --------    --------    --------

   Financing activities:
     Borrowings long-term debt ..........    37,661      34,704      46,006
     Payments long-term debt ............   (53,689)     (6,096)    (11,580)
     Obligations not liquidated
       because of outstanding checks ....     1,122          18       8,289
     Share repurchase program ...........      --          --       (20,478)
     Other ..............................       171         580          16
                                           --------    --------    --------
                                            (14,735)     29,206      22,253
                                           --------    --------    --------

Net cash flows from continuing
   operations ...........................         3      (2,797)     (8,224)
Net cash flows from discontinued
   operations ...........................      --         7,264       8,188
                                           --------    --------    --------
Increase (decrease) in cash .............         3       4,467         (36)
Cash at beginning of year ...............    11,429       6,962       6,998
                                           --------    --------    --------
Cash at end of year .....................  $ 11,432      11,429       6,962
                                           ========    ========    ========


See accompanying notes to consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 2000, 1999 and 1998
                                 (In thousands)


                                            2000         1999         1998
                                            ---------    ---------    ---------
Common stock

    Beginning of year ...................   $   2,000        1,995        1,995
    Exercise of stock options ...........           2            4         --
    Restricted stock issued .............        --              1         --
                                            ---------    ---------    ---------
    End of year .........................   $   2,002        2,000        1,995
                                            =========    =========    =========

Additional paid-in capital
    Beginning of year ...................   $  16,539       15,534       16,014
    Exercise of stock options ...........         250          672           14
    Restricted stock-issued .............        --            278         --
    Restricted stock-vesting/forfeiture..         (35)         (25)           2
    Restricted stock-change in value ....        (147)          76         (495)
    Treasury stock issued ...............        --           --             (1)
    Stock Purchase Plan .................          70            4         --
                                            ---------    ---------    ---------
    End of year .........................   $  16,677       16,539       15,534
                                            =========    =========    =========

Retained earnings

    Beginning of year ...................   $ 298,305      245,858      200,281
    Net earnings ........................      33,003       52,447       45,577
                                            ---------    ---------    ---------
    End of year .........................   $ 331,308      298,305      245,858
                                            =========    =========    =========

Accumulated other comprehensive loss
    Beginning of year ...................   $    (611)        (720)        (207)
    Translation adjustment ..............        (845)         109         (513)
    Unrealized loss on investment .......        (543)        --           --
                                            ---------    ---------    ---------
    End of year .........................   $  (1,999)        (611)        (720)
                                            =========    =========    =========


Unamortized value of restricted stock
 issued
    Beginning of year ...................   $    (945)      (1,117)      (1,819)
    Restricted stock-issued .............        --           (279)        --
    Restricted stock-vesting/forfeiture..         479          188           25
    Restricted stock-change in value ....         147          (76)         495
    Restricted stock-amortization
     of value ...........................          89          339          182
                                            ---------    ---------    ---------
    End of year .........................   $    (230)        (945)      (1,117)
                                            =========    =========    =========

Treasury stock

    Beginning of year ...................   $ (21,444)     (21,181)        (679)
    Issued ..............................        --           --              1
    Purchased ...........................        --           --        (20,478)
    Exercise of stock options ...........         (40)         (75)        --
    Restricted stock-forfeiture .........        (479)        (188)         (25)
                                            ---------    ---------    ---------
    End of year .........................   $ (21,963)     (21,444)     (21,181)
                                            =========    =========    =========

Comprehensive income

    Net earnings ........................   $  33,003       52,447       45,577
    Translation adjustment ..............        (845)         109         (513)
    Unrealized loss on investment .......        (543)        --           --
                                            ---------    ---------    ---------
                                            $  31,615       52,556       45,064
                                            =========    =========    =========


See accompanying notes to consolidated financial statements.

                             CDI CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except shares, per share data and ratios)


Significant Accounting Policies
-------------------------------

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all companies in which the Company has a controlling financial interest which are comprised of all majority-owned subsidiaries after elimination of intercompany balances and transactions.

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

Allowance for Doubtful Accounts - An allowance against accounts receivables exists for receivables that are not expected to be realized. The allowance is established based on historical experience and for any receivables that are known or estimated to be uncollectible.

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

Goodwill and Other Intangible Assets, Net - Goodwill of $89,726 as of December 31, 2000 and $88,644 as of December 31, 1999 representing the cost in excess of the fair value of net assets acquired related to acquisitions is being amortized on a straight-line basis generally over 15 and 20 years. For the years ended December 31, 2000, 1999 and 1998 amortization expense was $5,763, $3,748 and $1,669, respectively. Accumulated amortization was $15,588 as of December 31, 2000 and $10,311 as of December 31, 1999.

    Other intangible assets include agreements with individuals not to enter into competing businesses with the Company, the value for an established customer base and the value for acquired temporary services franchise arrangements. Other intangible assets, net of amortization, of $555 and $684 at December 31, 2000 and 1999, respectively, are being amortized on the straight-line method over five to twelve years. Amortization of other intangible assets in 2000, 1999 and 1998 was $168, $556 and $568, respectively. Accumulated amortization was $4,831 as of December 31, 2000 and $4,910 as of December 31, 1999.

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

Revenue Recognition - The Company derives its revenues from numerous sources. All of the Company's segments perform staffing services. The Company's Technical Services and Information Technology Services segments also typically perform project services. The Management Recruiters segment derives the majority of its revenue and profits from permanent placement fees, initial franchise fees and continuing franchise royalties.

   Staffing Services - Revenues derived from staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. In certain cases, the Company may utilize other companies and their employees to fulfill customer requirements. In these cases the Company receives an administrative fee for arranging for, billing for and collecting the billings related to these companies. The customer is typically responsible for assessing the work of these companies who have responsibility for the acceptability of their personnel to the customer. Under these circumstances, the Company's reported revenues are net of associated costs (effectively the administrative fee).

   Project Services - Project services are generally provided on a cost-plus-fixed- fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for performance of the function or project. The Company recognizes revenues and associated costs on a gross basis as services are performed and costs are incurred using its employees.

   Permanent Placement Fees - The Company earns permanent placement fees from its company-owned operations and royalties from its franchisees. Fees for contingent searches are recognized at the time the candidate commences employment. For retained searches, where the Company or the franchisee receives a fee for specific services rendered, such revenues are recognized as the related services are rendered. Revenues associated with Company-owned operations are recorded on a gross basis and royalties from franchisees are recorded on a net basis as a component of revenue.

   Initial franchise Fees - Fees related to sales of new franchises are deferred until the franchise commences operations, at which time the Company has substantially fulfilled its requirements under the franchise agreement.

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

Income Taxes - The Company accounts for income taxes in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, which require an asset and liability approach of accounting for income taxes. The Company and its wholly-owned U.S. subsidiaries file a consolidated federal income tax return.

Fair Value of Financial Instruments - The carrying value of significant financial instruments approximates fair value because of the nature and characteristics of its financial instruments. The Company's financial instruments are accounts receivable, accounts payable, accrued expenses and long-term debt. The Company does not have any off-balance sheet financial instruments or derivatives.

Per Share Data - Earnings used to calculate both basic and diluted earnings per share for all periods are the reported earnings in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no assumed adjustments are necessary.

     The number of common shares used to calculate basic and diluted earnings per share for 2000, 1999 and 1998 was determined as follows:

                                                 2000           1999           1998
                                                 ----           ----           ----

Basic

    Average shares outstanding ..............    19,073,267     19,052,110     19,689,349
    Restricted shares issued not vested .....       (29,795)       (38,605)       (45,937)
                                                 -----------    -----------    -----------
                                                 19,043,472     19,013,505     19,643,412

Diluted

     Shares used for basic ..................    19,043,472     19,013,505     19,643,412
     Dilutive effect of stock options .......         7,757         63,661         38,601
     Dilutive effect of units under the Stock
       Purchase Plan ........................        52,183         34,738           --
     Dilutive effect of restricted shares
       issued not vested ....................         1,020          4,073          1,400
                                                 ----------     ----------      ----------
                                                 19,104,432     19,115,977     19,683,413



Foreign Currency Translation - Foreign subsidiaries of the Company use a local currency as the functional currency. Net assets are translated at year-end rates while revenues and expenses are translated at average exchange rates. Adjustments resulting from these translations are reflected in accumulated other comprehensive loss in shareholders' equity. Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of earnings.

Comprehensive Income - Comprehensive income consists of net earnings, foreign currency translation adjustments and adjustments related to an equity investment classified as an available for sale security.

Acquisitions
------------
     Investments in businesses acquired totaled $9,265, $50,012 and $39,138 for the years ended December 31, 2000, 1999 and 1998, respectively. All acquisitions were accounted for using the purchase method. For 2000, assets of $8,297 were acquired (including goodwill of $6,825) along with liabilities of $46. A portion of the investment in 2000 reduced minority interests by $1,014. For 1999, assets of $55,603 were acquired (including goodwill of $44,736) along with liabilities of $6,330. A portion of the investment in 1999 reduced minority interests by $739. For 1998, assets of $45,011 were acquired (including goodwill of $36,322) together with liabilities of $5,696 and minority interests of $177.

     Investments in businesses acquired in 2000 amounting to $675 were not paid during the year and are not included in investing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2000. This amount is expected to be paid in 2001.

     Investments in businesses acquired in 1999 amounting to $7,390 were not paid during the year and are not included in investing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 1999. Of that amount, $3,087 was paid in 2000 and is included in investing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2000. The remaining unpaid amount is expected to be paid in 2001.

     Financial results of the acquired operations are reflected in the accompanying Consolidated Statements of Earnings from dates of acquisition. The acquisitions did not have a significant effect on reported earnings for the years ended December 31, 2000, 1999 and 1998, and earnings would not have been significantly different from reported earnings had the acquisitions occurred at the beginning of the years.

     In connection with certain acquisitions, the Company is obligated to pay contingent consideration if the acquired businesses achieve certain earnings and operating performance targets over periods ranging from one to five years. In general, amounts are due based on pre-determined performance levels at the time of the acquisition. If such pre-determined performance levels are attained in the future in their entirety, contingent consideration due after December 31, 2000 would be paid in the following years:

                           2001           $        800
                           2002                 13,900
                           2003                    900
                           2004                  1,500
                                          ------------
                                          $     17,100
                                          ============

     Contingent consideration, when earned, is recorded as additional purchase consideration and would increase goodwill. Any such amounts are uncertain until required performance levels are actually attained.


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

     Significant portions of the Company's revenue base and resultant receivables are concentrated in certain industries. As of each of December 31, 2000 and 1999, receivables from customers in the electronics/information processing industries comprised approximately 25% of consolidated receivables, receivables from customers in the aircraft/aerospace industries comprised approximately 15% of consolidated receivables and customers in the telecommunications industry comprised approximately 15% of consolidated receivables.


Fixed Assets
------------
Fixed assets at December 31, 2000 and 1999 were comprised of the following:

                                                              2000         1999
                                                         ---------    ---------

Computers and systems ................................   $  95,999       76,197
Equipment and furniture ..............................      37,537       32,275
Leasehold improvements ...............................      11,640        9,387
                                                         ---------    ---------
                                                           145,176      117,859
Accumulated depreciation .............................     (79,066)     (64,603)
                                                         ---------    ---------
                                                         $  66,110       53,256
                                                         =========    =========

Long-term Debt
--------------

Long-term debt at December 31, 2000 and 1999 was as follows:

                                                              2000         1999
                                                         ---------    ---------

Notes payable to banks under revolving credit
  agreement with interest at 7.20%......................   $  25,000      40,000
Note payable to bank under committed line of
  credit with interest at 6.59% ........................      12,854         --
Notes payable to banks under uncommitted
  lines of credit with interest at 7.39%................       8,800      22,200
Other ..................................................       2,969       3,451
                                                           ---------    --------
                                                           $  49,623      65,651
                                                           =========   =========



     The Company has an unsecured revolving credit agreement with a syndicate of banks that provides for borrowings up to $100 million through March 31, 2002. There is an annual facility fee equal to .3% of the banks' commitments. During 2000 and 1999, interest on borrowings under this agreement were at variable rates based on London Interbank offered rates ("LIBOR") (adjusted for reserve requirements) plus a LIBOR margin of .5%. The LIBOR margin can range from .5% to 1.5% depending upon the ratio of all of the Company's borrowings to its cash flow. The ratio for the LIBOR margin is determined each quarter using borrowings outstanding at the end of the quarter and cash flow for the four quarters then ended. The resulting ratio is used to determine the applicable LIBOR margin for the ensuing quarter.

     The Company entered into an unsecured revolving committed line of credit with a bank during 2000 that provides for borrowings up to $25 million through May 18, 2001. There is a commitment fee of .075% per annum of the unused portion of the commitment. Interest on borrowings under this agreement was at variable rates based on LIBOR (adjusted for reserve requirements) plus a fixed LIBOR margin of .75%.

     Uncommitted short-term lines of credit with two banks that total $23 million are also available at interest rates quoted on a transactional basis that are related to the banks' costs of funds.

     The weighted average interest rate incurred on borrowings during the years ended December 31, 2000, 1999 and 1998 was 6.75%, 5.68% and 5.73%, respectively.

     All borrowings at December 31, 2000 are classified as long-term because the Company intends to finance maturities as they become due with borrowings under the revolving credit agreement. As of December 31, 2000, all long-term debt will mature in 2002.

     The revolving credit agreement and the committed line of credit require that a consolidated current ratio of at least 1.5 be maintained. In addition, the ratio of consolidated indebtedness to EBITDA may not exceed 2.5 and the ratio of EBIT to interest expense may not be less than 2.5. EBIT is earnings from continuing operations before minority interests, income taxes and interest expense. EBITDA is EBIT plus depreciation and amortization. The Company was in compliance with the terms of its credit agreements through December 31, 2000.


Capital Stock
-------------

Stock Classification - Common stock and Class B common stock have equal rights except that dividends (other than stock dividends) may be declared and paid on common stock in excess of amounts declared and paid on Class B common stock. The Class B common stock is convertible on a share-for-share basis into common stock. Class B shares so converted are then cancelled. At December 31, 2000, and 1999 no Class B common shares were issued.

Restricted Common Stock - During the years ended December 31, 1999 and 1997, the Company issued shares of restricted common stock which vest either with the passage of time (ranging from three to ten years) or based on the percentage achievement of pre-determined goals (covering periods ranging from three to five years). Shares that do not vest are forfeited.

      Restricted common shares that vest over time have a fixed value when issued. The value of restricted shares that vest based on performance will fluctuate with changes in the fair market value of the common stock until there is a determination as to performance vesting. Over the period of time that these shares may become vested, there will be charges to earnings for the fair value based on the aggregate number of these shares. As such charges occur, unamortized value of restricted stock will be reduced. To the extent that shares are forfeited, the unamortized value of such restricted stock will be reduced and the forfeited shares will be placed in treasury stock.

Treasury Stock - In August, 1998, the Company initiated a program to repurchase up to 5% of its outstanding shares of common stock over a one-year period. During 1998, 889,700 shares were purchased under the program for $20,478. There were no repurchases in 1999.

     In December, 2000, the Company announced that its Board of Directors had approved the repurchase of up to $20 million of the Company's outstanding shares of common stock over a six-month period ending in June, 2001. No shares have been repurchased under this program.

     Changes in common shares outstanding for the years ended December 31, 2000, 1999 and 1998 follow:

                                       2000          1999          1998
                                -----------   -----------   -----------
Shares issued

    Beginning of year .........    19,999,463    19,951,300    19,950,800
    Exercise of stock options..        12,622        37,000           500
    Restricted stock issued....          --          11,000          --
    Stock Purchase Plan .......         3,476           163          --
                                   ----------    ----------    ----------
    End of year ...............    20,015,561    19,999,463    19,951,300
                                  ===========   ===========   ===========

Treasury shares

    Beginning of year .........       927,651       917,458        27,265
    Issued ....................          --            --             (38)
    Purchased .................          --            --         889,700
    Exercise of stock options..         2,517         3,150          --
    Restricted stock
      forfeiture ..............        19,967         7,043           531
                                    -----------   -----------   -----------
    End of year ...............       950,135       927,651       917,458
                                    ===========   ===========   ===========

Stock Based Plans
-----------------

     As of December 31, 2000, the Company maintains two stock-based incentive compensation plans under which the Company has granted stock options to certain employees, directors and consultants. The Company adopted the CDI Corp. 1998 Non-Qualified Stock Option Plan (the "1998 Plan") as a replacement for the Non-Qualified Stock Option and Stock Appreciation Rights Plan (the "Old Plan"). Coincident with the adoption of the 1998 Plan, no additional stock options or stock appreciation rights may be granted under the Old Plan. The Company has applied the same accounting practice to both the 1998 Plan and the Old Plan.

     Non-qualified stock options under the 1998 Plan may be granted to employees, directors and consultants. Stock options granted to individuals other than employees and directors are not significant. Grants under the 1998 Plan, except for grants to certain non-employee directors whose retainer fees may be paid in whole or in part via stock options, are determined by the Compensation Committee appointed by the Board of Directors. The price at which options are to be exercised may not be less than 100% of the fair market value per share of the Company's common stock on the date of grant and, unless otherwise determined by the Committee, options granted under the 1998 Plan will expire in ten years from the date of grant.

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

     As of December 31, 2000, 1,378,711 shares of common stock are reserved for future issuance under these plans. There are and have been no stock appreciation rights outstanding under the Old Plan.

     Activity under both stock option plans is as follows:


                    Shares subject      Weighted average
                    to options          exercise price
                    --------------     -----------------

December 31, 1997      535,400          $   32.10

Granted .........      284,314          $   32.51
Exercised .......         (500)         $   16.88
Cancelled .......       (9,253)         $   36.66
                    ----------

December 31, 1998      809,961          $   32.18

Granted .........      553,747          $   24.38
Exercised .......      (37,000)         $   14.78
Cancelled .......     (189,674)         $   28.48
                    ----------

December 31, 1999    1,137,034          $   27.56

Granted .........      742,141          $   20.94
Exercised .......      (12,622)         $   18.32
Cancelled .......     (593,912)         $   27.46
                    ----------
December 31, 2000    1,272,641          $   25.72
                    ==========


         Additional information regarding options outstanding as of December 31, 2000, 1999 and 1998, is as follows:

                                          2000         1999         1998
                                      -----------   ----------   ----------
Range of exercise prices
    Lowest ........................   $  15.31         15.00        13.00
    Highest .......................   $  46.50         46.50        46.50
Weighted average remaining life ...      7.0 years     7.3 years    6.7 years
Options exercisable
    Number of shares ..............      334,597       250,609      139,020
    Weighted average exercise
     price ........................   $  30.46         31.24        27.16

     The Company accounts for stock options granted to employees and directors using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for awards granted at exercise prices that are at or above fair market value.

     SFAS No. 123, "Accounting for Stock-Based Compensation," uses a fair value based method of accounting for stock options. Had SFAS No. 123 been adopted, additional compensation expense would have been recorded. Compensation expense has been determined for the Company's stock option plans based on the fair values of awards at dates of grant. If SFAS No. 123 had been adopted, earnings from continuing operations and related earnings per share would have been the pro forma amounts indicated below for the years ended December 31, 2000, 1999 and 1998:

                                             2000        1999        1998
                                           ----------   ---------   ---------
Earnings from continuing operations
     As reported ................       $    33,003      49,679      44,239
     Pro forma ..................       $    30,017      47,621      42,921
Basic earnings per share
Earnings from continuing operations
     As reported ..................     $      1.73        2.61        2.25
     Pro forma ....................     $      1.58        2.50        2.19
Diluted earnings per share
Earnings from continuing operations
     As reported ..................     $      1.73        2.60        2.25
     Pro forma ....................     $      1.57        2.49        2.18

         The pro forma results may not be representative of the effects on reported earnings for future years. These results consider the impact of stock options granted since January 1, 1995 only. The weighted average fair value of options granted in 2000, 1999 and 1998 has been estimated on the dates of grant using the Black-Scholes Option Pricing Model using the following weighted-average assumptions:


                                   2000           1999           1998
                                   ----           ------         ------

Risk-free interest rate...         6.43%           5.41%           4.65%
Expected life of option...         10 years         10 years       9 years
Expected stock price
  volatility..............         46%             42%            40%
Expected dividend yield...          --              --             --



     Under the terms of the Stock Purchase Plan for Management Employees and Non-Employee Directors ("SPP"), designated employees and non-employee directors have the opportunity to purchase the Company's common stock on a pre-tax basis. Employee participants use a portion of their annual bonus awards to purchase SPP units. Certain senior management personnel are required to participate and have 25% of their annual bonus awards used to purchase SPP units. Employees who participate voluntarily may have up to 25% of their annual bonus awards used to purchase SPP units. Senior management personnel required to participate may also voluntarily have up to an additional 25% of their annual bonus awards used to purchase SPP units. Non-employee directors may participate by using some or all of their retainer fees to purchase SPP units.

The number of SPP units credited to a participant is determined by dividing the amount of the annual bonus or director retainer fees used to purchase SPP units by the fair market value of a share of the Company's common stock on the date that the participant's account is credited with the SPP units. The Company also makes a matching contribution of one SPP unit for every three SPP units purchased by a participant on a voluntary basis.

Each SPP unit represents the participant's right to receive one share of the Company's common stock upon the satisfaction of the vesting period applicable to the SPP unit. Vesting takes place over a period of three to ten years as chosen by the participant.

If a participant's employment terminates or service on the Company's Board of Directors ceases for any reason after three years from the start of a vesting period (regardless of the vesting period chosen), the participant will receive shares of the Company's common stock for all the SPP units credited to his account pertaining to the vesting period. If employment for an employee participant terminates within the first three years of a vesting period, the employee participant, under certain circumstances, may receive cash in lieu of shares of the Company's common stock in an amount that does not take into account any appreciation in the value of such shares or the Company's matching contribution of units. If a non-employee director does not stand for re-election to the Board, he will receive shares of the Company's common stock for all the SPP units credited to his account regardless of the vesting period chosen.

There are 110,830 SPP units outstanding (including Company matching units) as of December 31, 2000. These SPP units were determined using a weighted average market price of $19.27 per share. Costs charged to earnings during 2000, 1999 and 1998 related to this plan were $657, $1,133 and $375, respectively. Costs charged to earnings related to employee participants include the amount of the deferred bonus for the year used to purchase SPP units plus a portion of the value of the Company match SPP units credited to participant's accounts. Company match SPP units have a fixed value determined at the time participants' accounts are credited, which value is charged to earnings over a three-year period, the minimum period over which employee participants vest in these units. Costs charged to earnings related to non-employee directors include the amount of the deferred retainers fees used to purchase SPP units plus the value of the Company match SPP units credited to a director's account. These Company match units have a fixed value that is charged to earnings over a one-year period.

     Under the terms of the Performance Shares Plan ("PSP"), members of the Company's senior management designated by the Compensation Committee of the Board of Directors are eligible to receive shares of the Company's common stock at the expiration of a performance period if specified performance goals have been achieved during the period. The Committee will determine the performance goals, length of performance periods and the frequency of awards. Participation in this plan was initiated in 1998 with a performance period extending through December 31, 2000. No shares were earned under the plan related to this performance period. A second performance period was established starting in 2000 and extending through 2002. There are 174,000 shares allocated to participants for issuance if performance levels are attained. The performance goals applicable to the second performance period are related to year over year growth in the Company's earnings per share and revenues using 1999 as the base year. The minimum year over year growth for any shares to be earned is 14%. The established minimum goal for 2000 was not achieved. No cost was reflected for this plan in 2000, 1999 or 1998.

Income Taxes
------------

     The provision for income taxes relating to continuing operations for the years ended December 31, 2000, 1999 and 1998 was comprised of the following:

                                   Total       Federal       State     Foreign
                                   --------    --------    --------    --------
2000
Current ...........................$ 26,199    18,788       3,069       4,342
Deferred ..........................  (5,458)   (4,157)     (1,322)         21
                                   --------    -------     -------      ------
                                   $ 20,741    14,631       1,747       4,363
                                   ========    ======       =====       ======

1999
Current ...........................$ 27,311    21,080       3,012       3,219
Deferred ..........................   5,649     4,664       1,025         (40)
                                   --------    -------      ------      ------
                                   $ 32,960    25,744       4,037       3,179
                                   ========    =======      ======      ======

1998
Current ...........................$ 26,542    20,957       3,591       1,994
Deferred ..........................   2,928     2,507         486         (65)
                                   --------    ------       -----       ------
                                   $ 29,470    23,464       4,077       1,929
                                   ========    ======       =====      =======



     The tax effects of the principal components creating net deferred income tax assets as of December 31, 2000 and 1999 were as follows:

                                                                2000      1999
                                                               ------    ------
Components creating deferred tax assets
  Expenses not currently deductible (principally
   compensation and payroll-related)                         $ 22,085    19,058
  Intangible assets amortization                                  664     1,287
  Other                                                           698       129
  Operating loss carryforwards                                    628       293
                                                               ------    ------
                                                               24,075    20,767

Components creating deferred tax liabilities
  Deferral of revenues and accounts receivable                 (2,735)   (8,897)
  Basis differences for fixed assets                           (8,924)   (6,415)
  Other                                                        (1,719)     (921)
                                                               ------    ------
                                                              (13,378)  (16,233)
                                                               ------    ------
                                                             $ 10,697     4,534
                                                               ======    ======

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the benefits of the deferred tax assets will not be achieved. The ultimate realization of deferred tax assets is dependent upon a number of things, including past and future taxable income. Based upon the assessment of the prospects for achieving the benefits of the deferred tax assets, the Company believes it is more likely than not that such benefits will be realized.

     The effective income tax rates relating to continuing operations for the years ended December 31, 2000, 1999 and 1998 differed from the applicable federal rate as follows:

                                                           2000   1999   1998
                                                           ----   ----   ----
Federal rate                                                 35%    35%    35%
State income taxes                                            2%     3%     4%
Expenses permanently nondeductible for
 tax purposes                                                 1%     1%     1%
Other                                                         -      -     (1%)
                                                            ---    ---    ---
Effective income tax rate                                    38%    39%    39%
                                                            ===    ===    ===

Retirement Plans
----------------

     Trusteed contributory and non-contributory defined contribution retirement plans have been established for the benefit of eligible employees. Costs of the plans are charged to earnings and are based on either a formula using a percentage of compensation or an amount determined by the Board of Directors of the Company. Costs of the plans that are qualified for income tax purposes are funded. Costs of plans that are not qualified are not funded. Charges to earnings for these retirement plans for the years ended December 31, 2000, 1999 and 1998 were $5,771, $5,304, and $5,003, respectively.

     The Company does not provide other post-retirement benefits. Further, the Company does not provide post-employment benefits.

Leases
------

     Offices used for sales, recruiting and administrative functions and facilities used for in-house engineering, design and drafting are occupied under numerous leases that expire through 2009. In addition, there are leases for computers and office equipment. Rental expense under all leases for the years ended December 31, 2000, 1999 and 1998 was $26,679, $23,918 and $20,703,
respectively.

     For periods after December 31, 2000, approximate minimum annual rental expense under non-cancelable leases aggregate $60,568 with rentals of $17,354 due in 2001, $14,117 due in 2002, $10,045 due in 2003, $8,283 due in 2004 and
$4,319 due in 2005.

Operating Segments
------------------
     The Company's internal reporting structure is based upon type of services provided and, in the case of certain services having similar characteristics, upon management responsibility. Internal operating units that have similar characteristics have been aggregated and are reported as the Technical Services segment.

     Information Technology Services provides a full range of staffing services and professional services on an outsourced basis utilizing personnel with expertise in distributed systems management, applications development and maintenance support, help desk services and personal computer support.

     Technical  Services  provides  staffing and outsourcing  services  engaging
personnel  who  provide   engineering,   engineering   support,   technical  and
telecommunications services through its specialized divisions.

     Management Recruiters provides a search and recruiting service for the permanent employment of management personnel. It also provides temporary administrative, clerical and management staffing services through several specialized divisions.

     Todays Staffing provides temporary administrative, clerical and legal staffing services.

     Operating segment data for the years ended December 31, 2000, 1999 and 1998 follows. Certain amounts in depreciation and amortization, assets and purchases of fixed assets for prior years have been reclassified to conform to classifications in 2000.

                                                 2000       1999       1998
                                               ---------  ---------  ---------
Revenues
--------
Information Technology Services              $   355,693    331,521    320,599
Technical Services                               985,891    929,118    898,736
Management Recruiters                            136,752    113,343    112,217
Todays Staffing                                  238,908    227,895    208,993
                                               ---------  ---------  ---------
                                             $ 1,717,244  1,601,877  1,540,545
                                               =========  =========  =========
Earnings from continuing operations
before income taxes and minority
interests
-----------------------------------
Operating profit
  Information Technology Services            $    17,369     22,581     21,278
  Technical Services                              21,827     44,435     33,059
  Management Recruiters                           30,716     22,450     22,813
  Todays Staffing                                 15,153     15,166     13,946
  Corporate expenses                             (25,260)   (18,656)   (14,986)
                                               ---------  ---------  ---------
                                                  59,805     85,976     76,110
Interest expense                                   5,189      2,114      1,384
                                               ---------  ---------  ---------
                                             $    54,616     83,862     74,726
                                               =========  =========  =========
Depreciation and amortization
-----------------------------
Information Technology Services              $     3,697      1,787      1,432
Technical Services                                11,763      9,129      7,829
Management Recruiters                              3,568      2,873      1,699
Todays Staffing                                    3,674      3,755      3,132
Corporate                                            948        800        387
                                               ---------  ---------  ---------
                                             $    23,650     18,344     14,479
                                               =========  =========  =========
Assets
------
Information Technology Services              $   133,413    131,303     92,223
Technical Services                               314,897    276,691    243,188
Management Recruiters                             52,029     54,821     36,355
Todays Staffing                                   62,199     58,555     52,730
Corporate                                          9,491      9,454      5,966
Net assets of discontinued operations                  -        856      5,352
                                               ---------  ---------  ---------
                                             $   572,029    531,680    435,814
                                               =========  =========  =========

                                                  2000       1999       1998
                                                ---------  ---------  ---------
Purchases of fixed assets
-------------------------
Information Technology Services               $     5,003      4,277      4,411
Technical Services                                 20,180     18,394     13,954
Management Recruiters                               2,604      2,128      2,809
Todays Staffing                                     1,781      1,178      1,308
Corporate                                           1,047      1,608        617
                                                ---------  ---------  ---------
                                              $    30,615     27,585     23,099
                                                =========  =========  =========

     Intersegment activity is not significant. Therefore, revenues reported for each operating segment are substantially all from external customers.

     The Company is domiciled in the United States and its segments operate primarily in the United States. Revenues and fixed assets by geographic area for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                  2000       1999       1998
                                                ---------  ---------  ---------
Revenues
--------
  United States                               $ 1,545,243  1,466,973  1,446,295
  Canada, Europe and other                        172,001    134,904     94,250
                                                ---------  ---------  ---------
                                              $ 1,717,244  1,601,877  1,540,545
                                                =========  =========  =========
Fixed assets
------------
  United States                               $    61,369     50,139     37,819
  Canada, Europe and other                          4,741      3,117      1,634
                                                ---------  ---------  ---------
                                              $    66,110     53,256     39,453
                                                =========  =========  =========

     There was no single customer from whom the Company derived 10% or more of its consolidated revenues during 2000, 1999 or 1998.

     In 2000, operating profit included pre-tax charges totaling $11.7 million that included the resolution of a dispute with a health insurance provider, billing adjustments, executive separation costs and other charges. Operating profit for Information Technology Services, Technical Services and Todays Staffing and corporate expenses were impacted by these charges.

     In 1998, operating profit for Technical Services included reorganization costs and other non-recurring charges of $2.3 million associated with realigning and downsizing the Technical Services support structure.

Discontinued Operations
-----------------------
     In prior years the Company adopted plans to dispose of two separate lines of business within Technical Services that provided certain specialized services
to  the  automotive   industry.   These   businesses  have  been  classified  as
discontinued
operations in the Company's reported results of operations. The disposal or liquidation of these businesses was completed in prior years.

     Adjustments were made in 1999 to prior year provisions for loss from discontinued operations resulting in a gain after taxes of $2,768 primarily from the recovery on a disputed contract receivable and adjustment of certain estimates. Adjustments were made in 1998 to prior year provisions for loss from discontinued operations resulting in a gain after tax of $1,338 primarily due to lower than anticipated costs related to the wind-down of discontinued operations and greater than anticipated realization on the disposal of assets.

Legal Proceedings and Claims
----------------------------
     The Company has litigation and other claims pending which have arisen in the ordinary course of business. There are substantive defenses and/or insurance available such that the outcome of these items should not have a material adverse effect on the financial condition or results of operations of the Company.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of CDI Corp.:

     We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under the heading "Financial statement schedules" on page 44. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Philadelphia, PA                                    /s/ KPMG LLP
February 20, 2001                                  -----------------------------
                                                    KPMG LLP

                           CDI CORP. AND SUBSIDIARIES
                               Quarterly Results
                     Years ended December 31, 2000 and 1999
                     (In thousands, except per share data)

                                       First  Second   Third  Fourth
                                      Quarter Quarter Quarter Quarter   Year
                                      ------- ------- ------- ------- ----------
2000
----
Revenues                            $ 421,400 437,447 441,571 416,826 1,717,244
Gross profit                          114,022 122,685 120,916 109,136   466,759
Operating profit (loss)                20,914  22,798  18,978  (2,885)   59,805
Interest expense                        1,048   1,393   1,392   1,356     5,189
Earnings (loss) from
 continuing operations                 11,804  12,828  11,220  (2,849)   33,003
Discontinued operations                     -       -       -       -         -
Net earnings (loss)                 $  11,804  12,828  11,220  (2,849)   33,003

Basic earnings per share:
  Earnings (loss) from
   continuing operations            $     .62     .67     .59    (.15)     1.73
  Discontinued operations           $       -       -       -       -         -
  Net earnings (loss)               $     .62     .67     .59    (.15)     1.73
Diluted earnings per share:
  Earnings (loss) from

   continuing operations            $     .62     .67     .59    (.15)     1.73
  Discontinued operations           $       -       -       -       -         -
  Net earnings (loss)               $     .62     .67     .59    (.15)     1.73

1999
----
Revenues                            $ 389,121 407,576 409,274 395,906 1,601,877
Gross profit                          100,683 105,960 111,686 106,298   424,627
Operating profit                       20,300  21,465  23,136  21,075    85,976
Interest expense                          427     440     499     748     2,114
Earnings from continuing
 operations                            11,733  12,397  13,332  12,217    49,679
Discontinued operations                     -   2,015       -     753     2,768
Net earnings                        $  11,733  14,412  13,332  12,970    52,447

Basic earnings per share:
  Earnings from continuing
   operations                       $     .62     .65     .70     .64      2.61
  Discontinued operations           $       -     .11       -     .04       .15
  Net earnings                      $     .62     .76     .70     .68      2.76
Diluted earnings per share:
  Earnings from continuing

   operations                       $     .62     .65     .70     .64      2.60
  Discontinued operations           $       -     .11       -     .04       .14
  Net earnings                      $     .62     .75     .70     .68      2.74


There were $11.7 million of pre-tax charges in the fourth quarter of 2000 that include resolution of a dispute with a health insurance provider, billing adjustments, executive separation costs and other charges.

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

                                   PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this report

          Financial statements
          The consolidated balance sheets of the Registrant as of December 31, 2000 and 1999, the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years ended December 31, 2000, 1999 and 1998, the footnotes thereto and the report of KPMG LLP, independent auditors, are filed herewith.

          Financial statement schedules
          Schedule submitted for the years ended December 31, 2000, 1999 and 1998.
          II - Valuation and Qualifying Accounts

     (b) Registrant filed a Form 8-K during the quarter ended December 31, 2000 dated October 20, 2000 reporting under Item 5. Other Events, the resignation of the Registrant's President and Chief Executive Officer, Mitch Wienick, on October 17, 2000 and the appointment of Allen M. Levantin as acting President and Chief Executive Officer.

     (c)  Exhibits

             3.(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

               (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

            10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

                b. Amended and Restated CDI Corp. 1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               c. CDI Corp. Performance Shares Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No.1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               d. Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               f. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               g. Amendment dated as of April 12, 2000 to Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               h. Employment Agreement dated July 8, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               i. Supplemental Retirement Agreement dated November 18, 1997 by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               j. Employment Agreement effective January 1, 1998 by and between Registrant and Joseph R. Seiders, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               k. Restricted Stock Agreement dated as of October 25, 1999 between Registrant and Gregory L. Cowan, incorporated herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1999 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               l. Employment Agreement dated as of April 8, 2000 by and between Registrant and Mitchell Wienick, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               m. Supplemental Retirement Agreement dated as of April 7, 1997 by and between Registrant and Mitchell Wienick, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

               n. Release and Waiver of Claims and Non-Competition Agreement dated October 26, 2000 by and between Registrant and Mitchell Wienick. (Constitutes a management contract or compensatory arrangement)

            21.      Subsidiaries of the Registrant.

            23.      Consents of experts and counsel.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              CDI Corp.
-------------------------------------


By: /s/ Allen M. Levantin
-------------------------------------
    Allen M. Levantin, Acting
    President and Chief Executive
    Officer

Date:   March 14, 2001
-------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Allen M. Levantin
-------------------------------------
    Allen M. Levantin
    Acting President, Chief
    Executive Officer and Director
    (Principal Executive Officer)

Date:   March 14, 2001
-------------------------------------


By:  /s/ Gregory L. Cowan
-------------------------------------
    Gregory L. Cowan
    Executive Vice President
    and Chief Financial Officer
    (Principal Financial and
    Accounting Officer)

Date:   March 14, 2001
-------------------------------------


By: /s/ Walter E. Blankley
-------------------------------------
    Walter E. Blankley
    Director

Date:   March 15, 2001
-------------------------------------

By: /s/ John M. Coleman
-------------------------------------
    John M. Coleman
    Director

Date:   March 21, 2001
-------------------------------------


By: /s/ Michael J. Emmi
-------------------------------------
    Michael J. Emmi
    Director

Date:   March 15, 2001
-------------------------------------


By: /s/ Walter R. Garrison
------------------------------------
    Walter R. Garrison
    Director

Date:   March 19, 2001
-------------------------------------


By: /s/ Kay Hahn Harrell
-------------------------------------
    Kay Hahn Harrell
    Director

Date:   March 15, 2001
-------------------------------------


By: /s/ Lawrence C. Karlson
-------------------------------------
    Lawrence C. Karlson
    Director

Date:   March 15, 2001
-------------------------------------


By: /s/ Alan B. Miller
-------------------------------------
    Alan B. Miller
    Director

Date:   March 15, 2001
-------------------------------------

By: /s/ Barton J. Winokur
-------------------------------------
    Barton J. Winokur
    Director

Date:   March 21, 2001
-------------------------------------

                                                                     Schedule II
                                                                     -----------



                             CDI CORP. AND SUBSIDIARIES

                          Valuation and Qualifying Accounts
                      (Allowance for Uncollectible Receivables)

                     Years ended December 31, 2000, 1999 and 1998


                                            Uncollectible
                                 Additions   receivables
                     Balance at   charged    written off,               Balance
                     beginning      to         net of        Other      at end
                      of year     earnings   recoveries     changes     of year
                     ----------  ---------  -------------  ----------  ---------
December 31, 2000   $ 4,203,000  3,863,000    4,372,000          -     3,694,000

December 31, 1999   $ 6,000,000    915,000    2,807,000     95,000(a)  4,203,000

December 31, 1998   $ 4,995,000  2,200,000    1,295,000    100,000(a)  6,000,000









(a)   Allowance of acquired businesses at dates of acquisition.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                               ------------------



                                    CDI CORP.


                               ------------------


                                    EXHIBITS

                                       to

                                  Annual Report

                                    FORM 10-K


                           Year ended December 31, 2000


                                      Under

                          SECURITIES EXCHANGE ACT OF 1934

                                  INDEX TO EXHIBITS

Number                                Exhibit                              Page
-------  -------------------------------------------------------------     ----
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

   b. Amended and Restated CDI Corp. 1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-5519). (Constitutes a management arrangement)

   c. CDI Corp. Performance Shares Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   d. Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   f. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997
         (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   g.    Amendment dated as of April 12, 2000 to Consulting
         Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-5519).
         (Constitutes a management contract or compensatory plan or arrangement)

                                   INDEX TO EXHIBITS

Number                                  Exhibit                            Page
-------  -------------------------------------------------------------     ----
   h.    Employment Agreement dated July 8, 1997, including Restricted
         Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Brian J. Bohling, incorporated by and between the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519).
         (Constitutes a management contract or compensatory plan or arrangement)

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

   l. Employment Agreement dated as of April 8, 2000 by and between Registrant and Mitchell Wienick, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   m. Supplemental Retirement Agreement dated as of April 7, 1997 by and between Registrant and Mitchell Wienick, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   n.    Release and Waiver of Claims and Non-Competition Agreement         53
         dated October 26, 2000 by and between Registrant and Mitchell Wienick. (Constitutes a management contract or compensatory arrangement)

21.      Subsidiaries of the Registrant.                                    57

23.      Consents of experts and counsel.                                   59