Form 10-K/A
period 2000-12-31
CDI CORP
filed 2001-05-10
CIK 18396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                   FORM 10-K/A
                                 Amendment No. 1
             (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2000
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
             For the transition period from             to
                                            ------------  ---------------
             Commission file number 1-5519
                                    ------

                                    CDI Corp.
               ----------------------------------------------------------
               (Exact name of Registrant as specified in its charter)

         Pennsylvania                                         23-2394430
-------------------------------                   ----------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                                  Number)

1717 Arch Street, 35th Floor, Philadelphia, PA                      19103-2768
----------------------------------------------                      ----------
   (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code               (215) 569-2200
                                                                 --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common stock, $.10 par value                      New York Stock Exchange
----------------------------                  ---------------------------------
   (Title of each class)                 (Name of exchange on which registered)

     Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES   X     NO _____
                                  -----

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
     Class B common stock, $.10 par value            Not applicable

     The outstanding shares of each of the Registrant's classes of common stock as of February 28, 2001 were:

     Common stock, $.10 par value                    19,070,426 shares
     Class B common stock, $.10 par value            None

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                         Part of Form 10-K into
               Documents                                   which incorporated
               ---------                                -----------------------
     Proxy Statement for Annual Meeting
     of Shareholders to be Held May 1, 2001                          Part III

Preliminary Note
----------------
     In the Registrant's Form 10-K for the year ended December 31, 2000 filed on March 23, 2001, the Consolidated Statement of Cash Flows for the year ended December 31, 2000 contained a typographical error related to the amount shown for Earnings from continuing operations included in cash flows from operating activities. The amount shown, as filed, was $3,003. The correct amount is $33,003. Following is a revised Consolidated Statements of Cash Flows reflecting the correct amount, which replaces in its entirety the Consolidated Statements of Cash Flows included in the original filing.

                             CDI CORP. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                     Years ended December 31, 2000, 1999 and 1998
                                 (In thousands)
                                                        2000     1999     1998
                                                      ------   ------   ------
Continuing Operations
 Operating activities:
  Earnings from continuing operations               $ 33,003   49,679   44,239
  Minority interests                                     872    1,223    1,017
  Depreciation                                        17,719   14,040   12,242
  Amortization of intangible assets                    5,931    4,304    2,237
  Income tax provision greater (less)
   than tax payments                                  (1,836)   8,521    1,617
  Change in assets and liabilities
   net of effects from acquisitions:
   (Increase) in accounts receivable                 (17,471) (35,129) (40,874)
   Increase (decrease) in payables
    and accrued expenses                              21,341   (5,966)  12,731
   Other                                              (1,102)   2,121   (1,838)
                                                      ------   ------   ------
                                                      58,457   38,793   31,371
                                                      ------   ------   ------
 Investing activities:
  Purchases of fixed assets                          (30,615) (27,585) (23,099)
  Acquisitions net of cash acquired                  (11,677) (42,622) (39,138)
  Other                                               (1,427)    (589)     389
                                                      ------   ------   ------
                                                     (43,719) (70,796) (61,848)
                                                      ------   ------   ------
 Financing activities:
  Borrowings long-term debt                           37,661   34,704   46,006
  Payments long-term debt                            (53,689)  (6,096) (11,580)
  Obligations not liquidated because
   of outstanding checks                               1,122       18    8,289
  Share repurchase program                                 -        -  (20,478)
  Other                                                  171      580       16
                                                      ------   ------   ------
                                                     (14,735)  29,206   22,253
                                                      ------   ------   ------
Net cash flows from continuing operations                  3   (2,797)  (8,224)
Net cash flows from discontinued operations                -    7,264    8,188
                                                      ------   ------   ------
Increase (decrease) in cash                                3    4,467      (36)
Cash at beginning of year                             11,429    6,962    6,998
                                                      ------   ------   ------
Cash at end of year                                 $ 11,432   11,429    6,962
                                                      ======   ======   ======
See accompanying notes to consolidated financial statements.

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

              CDI Corp.
-------------------------------------


By: /s/ Allen M. Levantin
-------------------------------------
    Allen M. Levantin, Acting
    President and Chief Executive
    Officer

Date:   May 10, 2001
-------------------------------------

                                INDEX TO EXHIBITS

Number                                  Exhibit                            Page
-------  ----------------------------------------------------------------  ----

  23.    Consents of experts and counsel.                                    5