Form 10-Q
period 2001-03-31
CDI CORP
filed 2001-05-15
CIK 18396

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001
                                      --------------

                                       OR

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to
                                      --------------    --------------

       Commission file number 1-5519
                              ------

                                    CDI CORP.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

      Pennsylvania                                          23-2394430
-------------------------                              ---------------------
(State or other jurisdic-                              (I.R.S. Employer
 tion of incorporation or                              Identification Number)
 organization)

        1717 Arch Street, 35th Floor, Philadelphia, PA  19103-2768
        ----------------------------------------------------------
                 (Address of principal executive offices)

Registrant's telephone number, including area code:           (215) 569-2200
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

     Outstanding shares of each of the Registrant's classes of common stock as of April 27, 2001 were:

     Common stock, $.10 par value                   19,070,809 shares
     Class B common stock, $.10 par value                  None

                       PART 1.  FINANCIAL INFORMATION

                         CDI CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (In thousands)



                                                    March 31,
                                                      2001      December 31,
Assets                                             (unaudited)     2000
------                                             -----------  ------------
Current assets:
 Cash                                               $  6,439       11,432
 Accounts receivable, less allowance
  for doubtful accounts of $3,516 -
  March 31, 2001; $3,694 - December 31,
  2000                                               372,357      371,088
 Prepaid expenses                                      8,069        8,267
 Deferred income taxes                                10,337       11,969
                                                     -------      -------
        Total current assets                         397,202      402,756

Fixed assets, at cost:
 Computers and systems                                98,619       95,999
 Equipment and furniture                              38,410       37,537
 Leasehold improvements                               12,515       11,640
                                                     -------      -------
                                                     149,544      145,176
 Accumulated depreciation                            (83,690)     (79,066)
                                                     -------      -------
        Net fixed assets                              65,854       66,110

Goodwill and other intangible assets, net             91,002       90,281
Other assets                                          11,161       12,882
                                                     -------      -------
                                                   $ 565,219      572,029
                                                     =======      =======

                         CDI CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      (In thousands, except share data)



                                                    March 31,
                                                      2001      December 31,
Liabilities and Shareholders' Equity               (unaudited)     2000
------------------------------------               -----------  ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                           $  21,019       22,568
  Accounts payable                                    40,887       44,266
  Withheld payroll taxes                               2,467        3,343
  Accrued expenses                                    92,751       96,128
  Income taxes payable                                 5,843       12,746
                                                     -------      -------
         Total current liabilities                   162,967      179,051

Long-term debt                                        57,896       49,623
Deferred income taxes                                  1,313        1,272
Deferred compensation                                 11,726       13,144
Minority interests                                     2,328        3,144
Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                                  -           -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 20,021,811 shares - March 31,
   2001; 20,015,561 shares - December 31,
   2000                                                2,002        2,002
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                                  -            -
  Additional paid-in capital                          16,759       16,677
  Retained earnings                                  335,053      331,308
  Accumulated other comprehensive loss                (2,594)      (1,999)
  Unamortized value of restricted stock
   issued                                               (245)        (230)
  Less common stock in treasury, at cost -
   951,752 shares - March 31, 2001;
   950,135 shares - December 31, 2000                (21,986)     (21,963)
                                                     -------      -------
         Total shareholders' equity                  328,989      325,795
                                                     -------      -------
                                                   $ 565,219      572,029
                                                     =======      =======

                         CDI CORP. AND SUBSIDIARIES

                     Consolidated Statements of Earnings
               (In thousands, except per share data; unaudited)


                                                         Three months ended
                                                             March 31,
                                                         ------------------
                                                          2001       2000
                                                         -------    -------

Revenues                                               $ 405,166    421,400

Cost of services                                         295,262    307,378
                                                         -------    -------
Gross profit                                             109,904    114,022

Operating and administrative costs                       102,726     93,108
                                                         -------    -------
Operating profit                                           7,178     20,914

Interest expense                                             938      1,048
                                                         -------    -------
Earnings before income taxes and
 minority interests                                        6,240     19,866

Income taxes                                               2,390      7,827
                                                         -------    -------
Earnings before minority interests                         3,850     12,039

Minority interests                                           105        235
                                                         -------    -------
Net earnings                                           $   3,745     11,804
                                                         =======    =======

Earnings per share:
  Basic                                                $     .20        .62
  Diluted                                              $     .20        .62

                         CDI CORP. AND SUBSIDIARIES
               Consolidated Statements of Shareholders' Equity
                            (In thousands; unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2001       2000
Common stock                                             -------    -------
  Beginning and end of period                          $   2,002      2,000
                                                         =======    =======
Additional paid-in capital
  Beginning of period                                  $  16,677     16,539
  Restricted stock issued                                     86          -
  Restricted stock-vesting/forfeiture                          -        (16)
  Restricted stock-change in value                            (4)       (85)
  Stock Purchase Plan                                          -         34
                                                         -------    -------
  End of period                                        $  16,759     16,472
                                                         =======    =======
Retained earnings
  Beginning of period                                  $ 331,308    298,305
  Net earnings                                             3,745     11,804
                                                         -------    -------
  End of period                                        $ 335,053    310,109
                                                         =======    =======
Accumulated other comprehensive loss
  Beginning of period                                  $  (1,999)      (611)
  Translation adjustment                                  (1,138)       (31)
  Loss on investment recognized in earnings                  543          -
                                                         -------    -------
  End of period                                        $  (2,594)      (642)
                                                         =======    =======
Unamortized value of restricted stock issued
  Beginning of period                                  $    (230)      (945)
  Restricted stock issued                                    (70)         -
  Restricted stock-vesting/forfeiture                         23        104
  Restricted stock-change in value                             4         85
  Restricted stock-amortization of value                      28         33
                                                         -------    -------
  End of period                                        $    (245)      (723)
                                                         =======    =======
Treasury stock
  Beginning of period                                  $ (21,963)   (21,444)
  Restricted stock-forfeiture                                (23)      (104)
                                                         -------    -------
  End of period                                        $ (21,986)   (21,548)
                                                         =======    =======
Comprehensive income
  Net earnings                                         $   3,745     11,804
  Translation adjustment                                  (1,138)       (31)
  Loss on investment recognized in earnings                  543          -
                                                         -------    -------
                                                       $   3,150     11,773
                                                         =======    =======

                         CDI CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                            (In thousands; unaudited)


                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                            2001      2000
                                                           ------    ------
Operating activities:
  Net earnings                                           $  3,745    11,804
  Minority interests                                          105       235
  Depreciation                                              5,298     3,993
  Amortization of intangible assets                         1,476     1,405
  Income tax provision (less than) greater than
   tax payments                                            (5,449)    1,991
  Change in assets and liabilities net of effects
   from acquisitions:
    (Increase) in accounts receivable                        (855)  (41,665)
    (Decrease) increase in payables and accrued
      expenses                                             (2,775)   17,206
    Other                                                     (20)   (2,849)
                                                           ------    ------
                                                            1,525    (7,880)
                                                           ------    ------
Investing activities:
  Purchases of fixed assets                                (5,167)   (8,862)
  Acquisitions net of cash acquired                        (8,143)   (5,185)
  Other                                                        68      (560)
                                                           ------    ------
                                                          (13,242)  (14,607)
                                                           ------    ------
Financing activities:
  Borrowings long-term debt                                 8,273    30,448
  Payments long-term debt                                       -        (1)
  Obligations not liquidated because of
   outstanding checks                                      (1,549)   (4,350)
  Other                                                         -       (16)
                                                           ------    ------
                                                            6,724    26,081
                                                           ------    ------
(Decrease) increase in cash                                (4,993)    3,594

Cash at beginning of period                                11,432    11,429
                                                           ------    ------
Cash at end of period                                    $  6,439    15,023
                                                           ======    ======

                         CDI CORP. AND SUBSIDIARIES

                        Comments to Financial Statements


     Earnings used to calculate both basic and diluted earnings per share are the reported earnings in the Company's consolidated statements of earnings. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary. The number of shares used to calculate basic and diluted earnings per share for the quarters ended March 31, 2001 and 2000 were determined as follows:

                                                       2001         2000
                                                    ----------   ----------
     Basic
     -----
     Average shares outstanding                     19,070,304   19,071,193
     Restricted shares issued not vested                     -      (38,696)
                                                    ----------   ----------
                                                    19,070,304   19,032,497
                                                    ==========   ==========

     Diluted
     -------
     Shares used for basic                          19,070,304   19,032,497
     Dilutive effect of stock options                        -        2,503
     Dilutive effect of restricted shares
      issued not vested                                      -        1,250
     Dilutive effect of shares issuable
      under Stock Purchase Plan                         90,695       69,095
                                                    ----------   ----------
                                                    19,160,999   19,105,345
                                                    ==========   ==========

     Operating segment data for the first quarter ended March 31, 2001 and 2000 are as follows ($000s):

                                                       2001         2000
                                                      -------      -------
     Revenues:
     Information Technology Services                $  92,878       84,642
     Technical Services                               227,847      246,751
     Management Recruiters                             30,375       32,017
     Todays Staffing                                   54,066       57,990
                                                      -------      -------
                                                    $ 405,166      421,400
                                                      =======      =======

                                                       2001         2000
                                                      -------      -------
     Earnings before income taxes and minority interests:
     Operating profit
       Information Technology Services              $   3,706        5,162
       Technical Services                               2,260       10,536
       Management Recruiters                            5,740        7,053
       Todays Staffing                                  1,926        4,291
       Corporate expenses                              (6,454)      (6,128)
                                                      -------      -------
                                                        7,178       20,914
     Interest expense                                     938        1,048
                                                      -------      -------
                                                    $   6,240       19,866
                                                      =======      =======

     During the period ended March 31, 2001, the amounts and composition among operating segments of assets did not materially change from December 31, 2000.

     Intersegment activity is not significant. Therefore, revenues reported for each operating segment are substantially all from external customers.

     During the quarter ended March 31, 2001, the Company made investments in acquired businesses totaling $8,143,000, which included an acquisition that occurred in 2001, payments related to a previously accrued liability for an additional interest in a majority-owned subsidiary and contingent consideration for prior acquisitions. Acquisitions are accounted for using the purchase method. The 2001 acquisition did not have a significant effect on the results of operations for the quarter ended March 31, 2001.

     The unaudited financial statements included in this report reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for the full year.

     These comments contain only the information which is required by Form 10-Q. Further reference should be made to the comprehensive disclosures contained in the Company's annual report on Form 10-K for the year ended December 31, 2000.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations
                            ---------------------

Overview and Consolidated Results

     During the first quarter ended March 31, 2001, the Company achieved revenues of $405.2 million, down $16.2 million (4%) from last year. Revenues declined in each operating segment except Information Technology Services, in which revenues increased 10% over a year ago. The economic slowdown in the United States has added to the challenges in the marketplace and is a primary factor contributing to the decline in revenues. Gross profit of $109.9 million was down $4.1 million (4%) from $114.0 million last year. The gross profit margin remained the same at 27.1% of revenues in each period.

     Operating and administrative costs were $102.7 million, an increase of $9.6 million (10%) over last year. The Company has invested in additional recruiters, management and infrastructure to support planned business growth and to attract new talent, promote retention and increase productivity. Additionally, the Company recorded $2.2 million of charges in operating and administrative costs related to the following:

Write-down of strategic investment                              $1.0 million
Provision for termination of contract                            0.6 million
Provision for severance for former executive                     0.6 million
                                                     -----------------------
                                                                $2.2 million
                                                     =======================

     The write-down of a strategic investment related to an investment in an e-business solutions provider for which management believed the impairment of value was other than temporary. The provision for termination of a contract related to the cancellation during the first quarter of 2001 of an agreement with a web-based staffing solutions provider. Each of these amounts has been included in Corporate expenses in the Company's operating segment disclosures. The provision for severance for a former executive related to the former president of the Company's Information Technology Services division and has been reflected in the Information Technology Services operating segment's results.

     Operating profit was $7.2 million, a decrease of $13.7 million (66%) from last year, which reflected the combination of lower revenues and corresponding gross profit and an increase in operating and administrative costs, including the charges described above. Operating profit declined in each operating segment.

     The Company's effective income tax rate was 38.3% in the first quarter of 2001, down from 39.4% a year ago, principally due to the implementation of state tax minimization strategies.

     Interest expense was $0.9 million compared to $1.0 million in the first quarter last year, as lower average debt outstanding in the first quarter of 2001 compared to last year was partially offset by the absence of last year's capitalization of approximately $0.2 million of interest related to the Company's information systems.

     Acquisition activity in the first quarter of 2001, which consisted of one acquisition, the payment of a previously accrued liability for an additional interest in a majority-owned subsidiary, and contingent consideration related to prior acquisitions, did not have a significant effect on results of operations.

     Net earnings of $3.7 million ($0.20 per share) were down $8.1 million (68%) from $11.8 million ($0.62 per share) last year. Outstanding shares were comparable in each period.

Segment Discussion

Information Technology Services

     Revenues for the Information Technology Services operating segment were $92.9 million, an increase of $8.2 million (10%) over the first quarter of 2000. The increase in revenues reflected new contracts in the staffing portion of the business which were signed in the last half of 2000 as well as growth in the Company's Innovantage business, which provides professional services and functional outsourcing for customers' information technology needs. However, operating profit of $3.7 million fell by $1.5 million (28%) compared to last year. The operating profit margin was 4.0% compared to 6.1% last year. The current year includes the provision of $0.6 million for severance payments to the former president of the segment. The remainder of the profit decline relates to higher operating and administrative expenses, which include increased recruiting and related costs along with higher information systems and other back office costs established to support the additional volume.

Technical Services

     Revenues for the Technical Services operating segment were $227.8 million, a decrease of $18.9 million (8%) compared to last year. Operating profit of $2.3 million fell $8.3 million (79%) from the first quarter of 2000. The operating profit margin was 1.0%, compared to 4.3% last year. The decline in revenues is related to lower demand in the staffing portion of the segment's business, as a slowing economy reduced demand from many of the segment's large industrial customers. Additionally, the segment's current year results reflect higher operating and administrative costs because of investments during the prior year in management and operations support infrastructure.

Todays Staffing

     Revenues at Todays Staffing were $54.1 million, a decrease of $3.9 million (7%) from the first quarter of last year. Operating profit of $1.9 million fell $2.4 million (55%) from the comparable period last year. The decline in revenues reflected slower demand for temporary administrative services caused by the slowing economy. Operating profit fell as the volume decline was coupled with a less favorable mix of business and increases in operating and administrative costs, as the segment replaced recruiting and sales personnel which had been lost in late 1999 and early 2000.

Management Recruiters International (MRI)

     Revenues at MRI were $30.4 million, a decrease of $1.6 million (5%) compared to the first quarter of 2000 that reflected a significant slowdown in permanent placements. Operating profit of $5.7 million was below last year by $1.3 million (19%). The operating profit margin was 18.9% compared to 22.0% last year. While job orders remained relatively strong, placements fell as hiring companies took longer to evaluate candidates and candidates appeared to be more reluctant to change jobs in the face of an uncertain economy.

                         Liquidity and Capital Resources

     Operations during the first quarter of 2001 created cash inflows of $1.5 million despite lower net earnings in the quarter. Working capital investment in the quarter was minimal compared to the first quarter of 2000 because of heightened emphasis on receivables management instituted during 2000 and the decline in revenues experienced during the quarter. Offsetting these inflows were cash outflows for purchases of fixed assets and investments in acquisitions. As a result, long-term debt as of March 31, 2001 increased by $8.3 million from December 31, 2000. The ratio of long-term debt to capital (long-term debt plus shareholders' equity) as of March 31, 2001 was 15.0% compared to 13.2% as of December 31, 2000.

     The ratio of current  assets to current  liabilities  at March 31, 2001 was
2.4 to 1, compared to 2.2 to 1 at December 31, 2000. The maturity date of the Company's $100 million unsecured revolving credit agreement has been extended to March 31, 2003.

     The Company's Board of Directors has approved a program of share repurchases extending into June 2001 for up to $20 million of the Company's stock, to be repurchased in the open market or in privately negotiated transactions. No shares have been repurchased under this program.

     The  Company   believes  that  its  cash  from   operations  and  borrowing
capabilities are adequate to support the Company's business.

                          New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, as amended by Statements of Financial Accounting Standards Nos. 137 and 138 (collectively, SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" became effective in the first quarter of 2001. SFAS 133 did not impact the Company because the Company does not have any derivative instruments or hedging transactions.

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

     (b) The Registrant filed a Form 8-K on January 4, 2001 announcing the Board of Directors approval of a program to repurchase up to $20 million of the company's stock over a six-month period extending into June 2001 through open market purchases or privately negotiated transactions.











                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   CDI CORP.
                                    ---------------------------------------



May 15, 2001                        By:  /s/ Gregory L. Cowan
                                       ------------------------------------
                                         GREGORY L. COWAN
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Duly authorized officer and
                                         principal financial officer of
                                         Registrant)