Form 10-Q
period 2001-06-30
CDI CORP
filed 2001-08-14
CIK 18396

1


                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549


           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2001
                                          -------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of July 31, 2001 were:

     Common stock, $.10 par value                       19,077,104 shares
     Class B common stock, $.10 par value                      None

                          PART 1.  FINANCIAL INFORMATION

                            CDI CORP. AND SUBSIDIARIES

                            Consolidated Balance Sheets
                                  (In thousands)



                                                     June 30,
                                                       2001      December 31,
Assets                                              (unaudited)     2000
------                                              -----------  ------------
Current assets:
 Cash                                                $  6,890       11,432
 Accounts receivable, less allowance
  for doubtful accounts of $4,113 - June 30,
  2001; $3,694 - December 31, 2000                    350,172      371,088
 Prepaid expenses                                       7,905        8,267
 Deferred income taxes                                 10,842       11,969
                                                      -------      -------
        Total current assets                          375,809      402,756

Fixed assets, at cost:
 Computers and systems                                101,652       95,999
 Equipment and furniture                               39,002       37,537
 Leasehold improvements                                12,898       11,640
                                                      -------      -------
                                                      153,552      145,176
 Accumulated depreciation                             (88,643)     (79,066)
                                                      -------      -------
        Net fixed assets                               64,909       66,110

Goodwill and other intangible assets, net              89,601       90,281
Other assets                                           11,459       12,882
                                                      -------      -------
                                                    $ 541,778      572,029
                                                      =======      =======

                            CDI CORP. AND SUBSIDIARIES

                            Consolidated Balance Sheets
                         (In thousands, except share data)



                                                    June 30,
                                                      2001      December 31,
Liabilities and Shareholders' Equity               (unaudited)     2000
------------------------------------               -----------  ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                           $  18,334       22,568
  Accounts payable                                    45,312       44,266
  Withheld payroll taxes                               5,616        3,343
  Accrued expenses                                    86,634       96,128
  Income taxes payable                                 3,797       12,746
                                                     -------      -------
         Total current liabilities                   159,693      179,051

Long-term debt                                        35,453       49,623
Deferred income taxes                                  1,386        1,272
Deferred compensation                                 12,406       13,144
Minority interests                                     2,467        3,144

Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                                    -           -
  Common stock, $.10 par value -
   authorized 100,000,000 shares; issued
   20,027,606 shares - June 30, 2001;
   20,015,561 shares - December 31, 2000                2,003        2,002
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                                   -            -
  Additional paid-in capital                           16,817       16,677
  Retained earnings                                   336,042      331,308
  Accumulated other comprehensive loss                 (2,399)      (1,999)
  Unamortized value of restricted stock
   issued                                                (133)        (230)
  Less common stock in treasury, at cost -
   950,502 shares - June 30, 2001;
   950,135 shares - December 31, 2000                 (21,957)     (21,963)
                                                      -------      -------
         Total shareholders' equity                   330,373      325,795
                                                      -------      -------
                                                    $ 541,778      572,029
                                                      =======      =======

                            CDI CORP. AND SUBSIDIARIES

                        Consolidated Statements of Earnings
                  (In thousands, except per share data; unaudited)


                                           Three months ended   Six months ended
                                                 June 30,            June 30,
                                           ------------------   ----------------
                                             2001     2000       2001     2000
                                            -------  -------    -------  -------
Revenues                                  $ 387,497  437,447    792,663  858,847

Cost of services                            286,411  314,762    581,673  622,140
                                            -------  -------    -------  -------
  Gross profit                              101,086  122,685    210,990  236,707

Operating and administrative costs           98,347   99,887    201,073  192,995
                                            -------  -------    -------  -------
  Operating profit                            2,739   22,798      9,917   43,712

Interest expense                                924    1,393      1,862    2,441
                                            -------  -------    -------  -------
  Earnings before income taxes and
   minority interests                         1,815   21,405      8,055   41,271

Income taxes                                    687    8,310      3,077   16,137
                                            -------  -------    -------  -------
  Earnings before minority interests          1,128   13,095      4,978   25,134

Minority interests                              139      267        244      502
                                            -------  -------    -------  -------
  Net earnings                            $     989   12,828      4,734   24,632
                                            =======  =======    =======  =======
Earnings per share:
  Basic                                   $     .05      .67        .25     1.29
  Diluted                                 $     .05      .67        .25     1.29

                                CDI CORP. AND SUBSIDIARIES
                      Consolidated Statements of Shareholders' Equity
                            (In thousands; unaudited)

                                           Three months ended  Six months ended
                                                June 30,           June 30,
                                           ------------------  ----------------
                                             2001     2000      2001     2000
                                            -------  -------   -------  -------
Common stock:
  Beginning of period                      $  2,002    2,000     2,002    2,000
  Exercise of stock options                       -        1         -        1
  Stock Purchase Plan                             1        -         1        -
                                            -------  -------   -------  -------
  End of period                            $  2,003    2,001     2,003    2,001
                                            =======  =======   =======  =======
Additional paid-in capital:
  Beginning of period                      $ 16,759   16,472    16,677   16,539
  Restricted stock issued                       (29)     208        57      208
  Restricted stock-vesting/forfeiture           (45)       -       (45)     (16)
  Restricted stock-change in value                8       11         4      (74)
  Stock Purchase Plan                           124        6       124       40
                                            -------  -------   -------  -------
  End of period                            $ 16,817   16,697    16,817   16,697
                                            =======  =======   =======  =======
Retained earnings:
  Beginning of period                      $335,053  310,109   331,308  298,305
  Net earnings                                  989   12,828     4,734   24,632
                                            -------  -------   -------  -------
  End of period                            $336,042  322,937   336,042  322,937
                                            =======  =======   =======  =======
Accumulated other comprehensive loss:
  Beginning of period                      $ (2,594)    (642)   (1,999)    (611)
  Translation adjustment                        195     (754)     (943)    (785)
  Loss on investment                              -        -       543        -
                                            -------  -------   -------  -------
  End of period                            $ (2,399)  (1,396)   (2,399)  (1,396)
                                            =======  =======   =======  =======
Unamortized value of restricted stock
issued:
  Beginning of period                      $   (245)    (723)     (230)    (945)
  Restricted stock issued                         -        -       (70)     104
  Restricted stock-vesting/forfeiture             -        -        23        -
  Restricted stock-change in value               (8)     (11)       (4)      74
  Restricted stock-amortization of value        120       82       148      115
                                            -------  -------   -------  -------
  End of period                            $   (133)    (652)     (133)    (652)
                                            =======  =======   =======  =======
Treasury stock:
  Beginning of period                      $(21,986) (21,548)  (21,963) (21,444)
  Restricted stock issued                        29        -        29        -
  Restricted stock-forfeiture                     -        -       (23)    (104)
                                            -------  -------   -------  -------
                                           $(21,957) (21,548)  (21,957) (21,548)
                                            =======  =======   =======  =======
Comprehensive income:
  Net earnings                             $    989   12,828     4,734   24,632
  Translation adjustment                        195     (754)     (943)    (785)
  Loss on investment recognized in
  earnings                                        -        -       543        -
                                            -------  -------   -------  -------
                                           $  1,184   12,074     4,334   23,847
                                            =======  =======   =======  =======

                            CDI CORP. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                             (In thousands; unaudited)


                                                              Six months ended
                                                                  June 30,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
Operating activities:
  Net earnings                                              $  4,734    24,632
  Minority interests                                             244       502
  Depreciation                                                10,701     7,969
  Amortization of intangible assets                            2,961     2,818
  Income tax provision (less than) greater than
   tax payments                                               (7,927)    7,716
  Change in assets and liabilities net of effects
   from acquisitions:
    Decrease (increase) in accounts receivable                21,330   (43,652)
    (Decrease) increase in payables and accrued expenses      (1,733)   16,457
    Other                                                        971    (1,708)
                                                              ------    ------
                                                              31,281    14,734
                                                              ------    ------
Investing activities:
  Purchases of fixed assets                                   (9,667)  (16,923)
  Acquisitions net of cash acquired                           (7,804)   (8,255)
  Other                                                          102      (463)
                                                              -------   -------
                                                             (17,369)  (25,641)
                                                              -------   -------
Financing activities:
  Borrowings long-term debt                                    8,539    30,456
  Payments long-term debt                                    (22,709)  (19,565)
  Obligations not liquidated because of outstanding checks    (4,234)      595
  Other                                                          (50)       233
                                                              -------   -------
                                                             (18,454)   11,719
                                                              ------    -------
(Decrease) increase in cash                                   (4,542)      812

Cash at beginning of period                                   11,432    11,429
                                                              ------    ------
Cash at end of period                                       $  6,890    12,241
                                                              ======    ======

                            CDI CORP. AND SUBSIDIARIES

                         Comments to Financial Statements


     Earnings used to calculate both basic and diluted earnings per share are the reported earnings in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary. The number of common shares used to calculate basic and diluted earnings per share for the second quarter and six months ended June 30, 2001 and 2000 was determined as follows:
                                 Second quarter               Six months
                             -----------------------    -----------------------
                                2001         2000          2001         2000
                             ----------   ----------    ----------   ----------
Basic
-----
Average shares outstanding   19,072,651   19,071,984    19,071,478   19,071,589
Restricted shares issued
 not vested                           -      (30,540)            -      (34,618)
                             ----------   ----------    ----------   ----------
                             19,072,651   19,041,444    19,071,478   19,036,971
                             ==========   ==========    ==========   ==========
Diluted
-------
Shares used for basic        19,072,651   19,041,444    19,071,478   19,036,971
Dilutive effect of stocK
 options                         17,457       26,893         8,728       14,698
Dilutive effect of restricted
 shares issued not vested             -        2,827             -        2,039
Dilutive effect of units
 issuable under Stock
 Purchase Plan                   92,006       70,777        91,351       69,936
                             ----------   ----------    ----------   ----------
                             19,182,114   19,141,941    19,171,557   19,123,644
                             ==========   ==========    ==========   ==========

     Revenues and operating profit attributable to the operating segments of the Company for the second quarter and six months ended June 30, 2001 and 2000 follow ($000s):

                                          Second quarter         Six months
                                         -----------------    -----------------
                                          2001      2000       2001      2000
                                         -------   -------    -------   -------
Revenues:
  Information Technology Services      $  91,039    84,413    183,917   169,055
  Technical Services                     217,391   258,168    445,238   504,919
  Management Recruiters                   27,121    34,141     57,496    66,158
  Todays Staffing                         51,946    60,725    106,012   118,715
                                         -------   -------    -------   -------
                                       $ 387,497   437,447    792,663   858,847
                                         =======   =======    =======   =======

                                           Second quarter         Six months
                                          -----------------    -----------------
                                           2001      2000       2001      2000
                                          -------   -------    -------   -------
Operating profit:
  Information Technology Services      $   4,115     4,840      7,821    10,002
  Technical Services                      (2,306)   12,236        (46)   22,772
  Management Recruiters                    4,653     7,795     10,393    14,848
  Todays Staffing                          1,448     4,060      3,374     8,351
  Corporate expenses                      (5,171)   (6,133)   (11,625)  (12,261)
                                         -------   -------    -------   -------
                                           2,739    22,798      9,917    43,712
Interest expense                            (924)   (1,393)    (1,862)   (2,441)
                                         -------   -------    -------   -------
Earnings before income taxes
 and minority interests                $   1,815    21,405      8,055    41,271
                                         =======   =======    =======   =======

     Intersegment activity is not significant. Therefore, revenues reported for each operating segment are substantially all generated from external customers.

     Total assets as of June 30, 2001 were approximately $30 million lower than as of December 31, 2000, largely due to a reduction in accounts receivable. The percentage relationship of total assets for each operating segment as of June 30, 2001 was not materially different from December 31, 2000.

     During the six months ended June 30, 2001, the Company made investments in acquired businesses totaling $7,804,000, which included an acquisition that occurred in 2001, payments related to a previously accrued liability for an additional interest in a majority-owned subsidiary and contingent consideration for prior acquisitions. Acquisitions are accounted for using the purchase method. The 2001 acquisition did not have a significant effect on the results of operations for the three or six months ended June 30, 2001.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Results of Operations
                               ---------------------

Overview and Consolidated Results

     CDI Corp. achieved consolidated revenues of $387.5 million and $792.7 million in the three and six-month periods ended June 30, 2001, down $49.9 million (11.4%) and $66.2 million (7.7%) from the comparable periods last year. Revenues for the quarter and first half declined in each operating segment except Information Technology Services in which revenues increased 7.8% and 8.8% respectively. The economic slowdown in the United States continued to adversely affect the staffing industry in the second quarter of 2001, and is a primary contributing factor to the continued decline in revenues. Gross profit of $101.1 million and $211.0 million for the three and six months ended June 30, 2001 fell $21.6 million (17.6%) and $25.7 million (10.9%) compared to the same periods last year. The gross profit margin was 26.1% and 26.6% in the second quarter and first half of 2001, respectively, compared to 28.0% and 27.6% last year. The gross profit margin declined in the second quarter compared to last year principally due to higher employee costs and an unfavorable mix of business compared to the prior year.

     Operating and administrative expenses were $98.3 million in the second quarter, down $1.5 million (1.5%) from the second quarter of last year, as the company began reducing its ongoing expenditures in response to weaker market conditions. Operating and administrative expenses were $201.1 million for the six months ended June 30, 2001, an increase of $8.1 million (4.2%) over last year, as the Company had invested in additional infrastructure in 2000 to support planned growth and did not begin to implement its cost containment programs until the second quarter of 2001. In addition, the Company incurred the following operating and administrative charges in the three and six months ended June 30, 2001:

                                                   Second quarter    Six months
                                                   --------------   ------------
Write-down of strategic investment                 $          -     $1.0 million
Provision for termination of contract               (0.3 million)    0.3 million
Provision for severance for former executive                  -      0.6 million
Provision for reduction in staff and office
  closures                                           1.2 million     1.2 million
                                                     -----------     -----------
Total                                              $ 0.9 million    $3.1 million
                                                     ===========     ===========

     The write-down of a strategic investment related to an investment in an e-business solutions provider for which management believed the impairment of value was other than temporary. The provision for termination of a contract related to the cancellation in the first quarter of 2001 of an agreement with a web-based solutions provider. During the second quarter of 2001, the cancellation payment was negotiated below the contract termination provision and a portion of the charge was reversed. Each of the aforementioned charges and the related reversal have been included in Corporate expenses in the Company's operating segment disclosures.

     The provision for severance of a former executive related to the former president of the Company's Information Technology Services division and has been reflected in the Information Technology Services operating segment's results.

     The provision for reduction in staff and offices closures relates to the Company's ongoing efforts to align its operating and administrative cost structure with anticipated business demands. In the second quarter, the Company reduced administrative headcount by approximately 300 positions and decided to close four office locations. Of the total provision, approximately $0.9 million remains accrued at June 30, 2001, the majority of which will be expended by December 31, 2001. The Company anticipates that these headcount reductions will result in annual pre-tax savings of $9.4 million. The breakdown of this charge among operating segments is as follows (in thousands):

Information Technology Services                $   32
Technical Services                                715
Management Recruiters                              50
Todays Staffing                                    42
Corporate                                         340
                                                -----
                                               $1,179
                                                =====

     The Company incurred expenses of $0.8 million and $1.1 million in the three and six-month periods ended June 30, 2001, respectively, related to its investment in a joint venture to provide third party administration of internet based human capital exchanges.

     Operating profit was $2.7 million and $9.9 million for three and six months ended June 30, 2001, respectively, down $20.1 million (88.0%) and $33.8 million (77.3%) from the comparable periods last year. Interest expense was $0.9 million and $1.9 million in the second quarter and first half of 2001, respectively, reflecting a reduction of $0.5 million (33.7%) and $0.6 million (23.7%) from the comparable periods last year. The year-over-year improvements relate primarily to lower average debt balances in 2001.

     The Company's effective tax rate was 37.9% for the second quarter and 38.2% for the first half of 2001, compared to 38.8% and 39.1%, respectively, last year. The reductions principally relate to the implementation of state tax minimization strategies.

     Acquisition activity in the first six months of 2001, which consisted of one acquisition, the payment of a previously accrued liability for an additional interest in a majority-owned subsidiary and contingent consideration related to a prior acquisition, did not have a significant effect on results of operations.

     Net earnings for the three months ended June 30, 2001 were $1.0 million ($.05 per share), down $11.8 million (92.3%) from $12.8 million ($0.67 per share) in the second quarter of 2000. Net earnings for the first half of 2001 were $4.7 million ($.25 per share), down $19.9 million (80.8%) from $24.6 million ($1.29 per share) last year. Outstanding shares were comparable in each period.

                                                                              11
Information Technology Services

     Revenues for the Information Technology Services operating segment were $91.0 million and $183.9 million for the three and six months ended June 30, 2001, respectively, up $6.6 million (7.8%) and $14.9 million (8.8%) over the same periods in 2000. The increase in revenues reflects new contracts in the staffing portion of the business which were signed in the last half of 2000 as well as growth in the segment's Innovantage business, which provides outsourcing services. However, the segment has experienced a slowing in demand for staffing services compared to the first quarter of 2001. Segment operating profit was $4.1 million and $7.8 million for the second quarter and first half of 2001, down $0.7 million (15.0%) and $2.2 million (21.8%) from the corresponding periods of last year. The operating profit margin was 4.5% and 4.3 % in the quarter and six months ended June 30, 2001, respectively, compared to 5.7% and 5.9% in the same periods last year. Operating profit for the first half of 2001 includes the first quarter charge of $0.6 million related to the severance of the former president of the segment. Additionally, results for the second quarter were negatively impacted by a lower direct margin (resulting from higher employee costs and an unfavorable shift in business mix) and higher operating and administrative costs related to additional recruiting, information systems and other back office costs established to support the additional volume. Year-to-date operating results for the first half of 2001 compared to last year generally reflect the same trends, although the increase in operating and administrative costs was more pronounced.

Technical Services

     Revenues for the Technical Services operating segment were $217.4 million and $445.2 million for the second quarter and first half of 2001, down $40.8 million (15.8%) and $59.7 million (11.8%) from the same periods last year. The segment experienced an operating loss of $2.3 million in the second quarter of 2001 compared to an operating profit of $12.2 million in the second quarter of 2000. Operating results for the six months ended June 30, 2001 were approximately breakeven, compared to an operating profit of $22.8 million last year. Operating results for the three and six months ended June 30, 2001 include a charge of $0.7 million related to the reduction of staff employees and closure of four offices. Revenues have slowed substantially compared to last year in the staffing and engineering services portions of the segment's business, as a slowing economy reduced demand from many of the segment's large industrial
customers.   The  segment  is  focusing  on  achieving   longer-term  growth in
engineering services, which offer higher margins than staffing and which offer more predictable revenue and profit streams.

     Additionally, in the second quarter of 2000, the segment's telecommunications business benefited significantly from a contract with a single customer. This contract was terminated by the customer in the third quarter of 2000.

     The segment's operating profit for the second quarter and first half of 2001 have also been negatively impacted by a lower direct margin related to higher employee costs.

Management Recruiters International (MRI)

     Revenues at MRI were $27.1 million and $57.5 million for the second quarter and first half of 2001, respectively, down $7.0 million (20.6%) and $8.7 million (13.1%) from the same periods last year. Operating profit was $4.7 million and $10.4 million in the three and six-month periods ended June 30, 2001, down $3.1 million (40.3%) and $4.5 million (30.0%) from the same periods in 2000. The operating profit margin was 17.2% in the second quarter of 2001 compared to 22.8% in the second quarter of 2000, and was 18.1% for the first half of 2001 compared to 22.4% for the first half of last year. The slowing economy has negatively impacted revenues at both company-owned and franchise operations within the MRI network of offices.


Todays Staffing

     Revenues for Todays Staffing were $51.9 million and $106.2 million for the three and six months ended June 30, 2001, respectively, down $8.8 million (14.5%) and $12.7 million (10.7%) compared to the respective periods last year. Operating profit was $1.4 million and $3.4 million in the second quarter and first half of 2001, down $2.6 million (64.3%) and $5.0 million (59.6%) from the same periods last year. The operating profit margin was 2.8% and 3.2% in the three and six-month periods ended June 30, 2001, respectively, compared to 6.7% and 7.0% for the three and six-month periods ended June 30, 2000. Revenues in 2001 have fallen from year-ago levels reflecting reduced demand over a broad range of customers for temporary administrative services caused by the slowing economy. Operating profit fell on the lower volume coupled with reduced gross profit percentages resulting from a less favorable mix of business.

                           Liquidity and Capital Resources

     Cash from operations was $31.3 million in the six months ended June 30, 2001 compared to $14.7 million in the first half of 2000, despite $19.9 million in lower earnings. The increase in operating cash flows resulted from favorable changes in working capital, as heightened emphasis on receivables management instituted during 2000 was coupled with the effect of the decline in revenues experienced in the first six months of 2001 compared to last year. Working capital changes provided $12.6 million in the first six months of 2001 compared to using $21.2 million in the same period last year. Additionally, depreciation and amortization in the first six months of 2001 increased $2.9 million over the comparable period in 2000.

     Cash used in investing activities decreased $8.3 million in 2001 compared to the first half of 2000 principally due to reduced spending on fixed assets.

     Long-term debt of $35.5 million as of June 30, 2001 declined by $14.2 million compared to December 31, 2000. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 9.7% at June 30, 2001 compared to 13.2% at December 31, 2000.

     The ratio of current assets to current liabilities at June 30, 2001 was 2.4 to 1, compared to 2.2 to 1 at December 31, 2000. The maturity date of the Company's $100 million unsecured line of credit was extended to March 31, 2003. The Company extended the maturity of its other committed line of credit to May 18, 2002 and decided to reduce that commitment to $15 million.

     In December 2000, the Company's Board of Directors approved a program of share repurchases for up to $20 million of the Company's stock to be purchased in the open market or privately negotiated transactions. The program expired in June 2001 with no shares being repurchased.

     The  Company   believes  that  its  cash  from   operations  and  borrowing
capabilities are adequate to support the Company's business.

                            New Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". SFAS 141 is effective for any business combination initiated after June 30, 2001, while SFAS 142 will be effective for the Company beginning January 1, 2002. Generally, SFAS 141 will require the Company to use the purchase method to account for future business combinations, if any, and SFAS 142 affects how the Company will account for goodwill and other intangible assets acquired in both previous and any future acquisitions. The Company has not yet assessed the impact these statements will have on the Company's financial position or results of operations.


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

                             PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 1, 2001 the Company held its annual meeting of shareholders. The matters of business conducted at the meeting were the election of eight directors of the Company and the ratification of KPMG LLP as the Company's independent auditors for 2001.

     The name of each director elected at the meeting and a tabulation of the voting by nominee follows:

                                              Votes         Votes
                                               for         withheld
                                            ----------     ---------
     Walter E. Blankley                     17,501,269       127,203

     Michael J. Emmi                        15,522,686     2,105,786

     Walter R. Garrison                     17,469,844       158,628

     Kay Hahn Harrell                       17,501,269       127,203

     Lawrence C. Karlson                    17,494,094       134,378

     Allen M. Levantin                      15,967,584     1,660,888

     Alan B. Miller                         15,239,786     2,368,686

     Barton J. Winokur                      17,410,234       218,238

     There were no abstentions and there were no broker non-votes.

     The vote for the ratification of KPMG LLP as independent auditors for 2001 was as follows:

                           For         Against      Abstain
                        ----------     -------      -------
                        17,580,822      47,250        400

     There were 1,440,337 broker non-votes.

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

            10.1 Consulting and Non-Competition Agreement and Release and Waiver of Claims dated June 4, 2001 by and between the Registrant and Brian J. Bohling.

     (b) The Registrant did not file a report on Form 8-K during the three month period ended June 30, 2001.









                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                          CDI Corp.
                                             --------------------------------


August 14, 2001                               By:  /s/ Gregory L. Cowan
                                             --------------------------------
                                              GREGORY L. COWAN
                                              Executive Vice President and Chief
                                              Financial Officer
                                              (Duly authorized officer and
                                              principal financial officer of
                                              Registrant)

                               INDEX TO EXHIBITS

Number                                  Exhibit
------      ------------------------------------------------------------
 3.(i)      Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

   (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

10.1. Consulting and Non-Competition Agreement and Release and Waiver of Claims dated June 4, 2001 by and between the Registrant and Brian J. Bohling.