Form 10-Q
period 2001-09-30
CDI CORP
filed 2001-11-14
CIK 18396

1


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2001
                                             -------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of October 31, 2001 were:

     Common stock, $.10 par value                       19,096,022 shares
     Class B common stock, $.10 par value                      None

                          PART 1.  FINANCIAL INFORMATION

                            CDI CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (In thousands)



                                                  September 30,
                                                     2001        December 31,
Assets                                            (unaudited)        2000
------                                            -----------  ------------
Current assets:
 Cash                                              $  6,038       11,432
 Accounts receivable, less allowance
  for doubtful accounts of $4,950 -
  September 30, 2001; $3,694 -
  December 31, 2000                                 323,209      371,088
 Prepaid expenses                                     7,278        8,267
 Deferred income taxes                               14,235       11,969
                                                    -------      -------
        Total current assets                        350,760      402,756

Fixed assets, at cost:
 Computers and systems                              102,030       95,999
 Equipment and furniture                             38,609       37,537
 Leasehold improvements                              12,910       11,640
                                                    -------      -------
                                                    153,549      145,176
 Accumulated depreciation                           (89,623)     (79,066)
                                                    -------      -------
        Net fixed assets                             63,926       66,110

Goodwill and other intangible assets, net            91,318       90,281
Other assets                                         11,498       12,882
                                                    -------      -------
                                                  $ 517,502      572,029
                                                    =======      =======

                            CDI CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                         (In thousands, except share data)



                                                September 30,
                                                    2001       December 31,
Liabilities and Shareholders' Equity             (unaudited)       2000
------------------------------------             -----------  ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                         $  13,854       22,568
  Accounts payable                                  34,235       44,266
  Withheld payroll taxes                             7,089        3,343
  Accrued expenses                                  86,534       96,128
  Income taxes payable                               7,297       12,746
                                                   -------      -------
         Total current liabilities                 149,009      179,051

Long-term debt                                      25,040       49,623
Deferred income taxes                                1,013        1,272
Deferred compensation                               12,566       13,144
Minority interests                                   1,313        3,144

Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                                -           -
  Common stock, $.10 par value -
   authorized 100,000,000 shares; issued 20,031,534
   shares - September 30, 2001; 20,015,561 shares -
   December 31, 2000                                 2,003        2,002
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                                -            -
  Additional paid-in capital                        16,893       16,677
  Retained earnings                                334,072      331,308
  Accumulated other comprehensive loss              (2,331)      (1,999)
  Unamortized value of restricted stock
   issued                                             (119)        (230)
  Less common stock in treasury, at cost -
   950,502 shares - September 30, 2001;
   950,135 shares - December 31, 2000              (21,957)     (21,963)
                                                   -------      -------
         Total shareholders' equity                328,561      325,795
                                                   -------      -------
                                                 $ 517,502      572,029
                                                   =======      =======

                            CDI CORP. AND SUBSIDIARIES

                        Consolidated Statements of Earnings
                  (In thousands, except per share data; unaudited)


                                         Three months ended   Nine months ended
                                           September 30,        September 30,
                                         ------------------   -----------------
                                           2001     2000       2001     2000
                                          -------  -------    ------- ---------
Revenues                                $ 358,763  441,571  1,151,426 1,300,418

Cost of services                          267,945  320,655    849,618   942,795
                                          -------  -------    -------  --------
  Gross profit                             90,818  120,916    301,808   357,623

Operating and administrative costs         92,976  101,938    294,049   294,933
                                          -------  -------    -------  --------
  Operating (loss) profit                  (2,158)  18,978      7,759    62,690

Interest expense                              867    1,392      2,729     3,833
                                          -------  -------    -------  --------
  (Loss) earnings before income
  taxes and minority interests             (3,025)  17,586      5,030    58,857

Income taxes (benefit)                     (1,155)   6,172      1,922    22,309
                                          -------  -------    -------  --------
  (Loss) earnings before
  minority interests                       (1,870)  11,414      3,108    36,548

Minority interests                            100      194        344       696
                                          -------  -------    -------  --------
  Net (loss) earnings                   $  (1,970)  11,220      2,764    35,852
                                          =======  =======    =======  ========
(Loss) earnings per share:
  Basic                                 $    (.10)     .59        .14      1.88
  Diluted                               $    (.10)     .59        .14      1.88

                           CDI CORP. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                            (In thousands; unaudited)

                                          Three months ended  Nine months ended
                                             September 30,      September 30,
                                          ------------------  ----------------
                                            2001     2000      2001     2000
                                           -------  -------   -------  -------
Common stock:
  Beginning of period                     $  2,003    2,001     2,002    2,000
  Exercise of stock options                      -        -         -        1
  Stock Purchase Plan                            -        -         1        -
                                           -------  -------   -------  -------
  End of period                           $  2,003    2,001     2,003    2,001
                                           =======  =======   =======  =======
Additional paid-in capital:
  Beginning of period                     $ 16,817   16,697    16,677   16,539
  Restricted stock issued                        -        -        57      208
  Restricted stock-vesting/forfeiture           (1)       -       (46)     (16)
  Restricted stock-change in value              (2)     (53)        2     (127)
  Stock Purchase and Stock Unit Plans           79        1       203       41
                                           -------  -------   -------  -------
  End of period                           $ 16,893   16,645    16,893   16,645
                                           =======  =======   =======  =======
Retained earnings:
  Beginning of period                     $336,042  322,937   331,308  298,305
  Net (loss) earnings                       (1,970)  11,220     2,764   35,852
                                           -------  -------   -------  -------
  End of period                           $334,072  334,157   334,072  334,157
                                           =======  =======   =======  =======
Accumulated other comprehensive loss:
  Beginning of period                     $ (2,399)  (1,396)   (1,999)    (611)
  Translation adjustment                        68     (256)     (875)  (1,041)
  Loss on investment                             -     (248)      543     (248)
                                           -------  -------   -------  -------
  End of period                           $ (2,331)  (1,900)   (2,331)  (1,900)
                                           =======  =======   =======  =======
Unamortized value of restricted stock issued:
  Beginning of period                     $   (133)    (652)     (230)    (945)
  Restricted stock issued                        -        -       (70)     104
  Restricted stock-vesting/forfeiture            -        -        23        -
  Restricted stock-change in value               2       53        (2)     127
  Restricted stock-amortization of value        12        4       160      119
                                           -------  -------   -------  -------
  End of period                           $   (119)    (595)     (119)    (595)
                                           =======  =======   =======  =======
Treasury stock:
  Beginning of period                     $(21,957) (21,548)  (21,963) (21,444)
  Restricted stock issued                       -        -         29        -
  Restricted stock-forfeiture                   -        -        (23)    (104)
                                           -------  -------   -------  -------
                                          $(21,957) (21,548)  (21,957) (21,548)
                                           =======  =======   =======  =======
Comprehensive income:
  Net (loss) earnings                     $ (1,970)  11,220    2,764   35,852
  Translation adjustment                        68     (256)    (875)  (1,041)
  Loss on investment                             -     (248)     543     (248)
                                           -------  -------   -------  -------
                                          $ (1,902)  10,716    2,432   34,563
                                           =======  =======   =======  =======

                            CDI CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                            (In thousands; unaudited)


                                                               Nine months ended
                                                                 September 30,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
Operating activities:
  Net earnings                                              $  2,764    35,852
  Minority interests                                             344       696
  Depreciation                                                16,114    12,620
  Amortization of intangible assets                            4,731     4,234
  Income tax provision (less than) greater than
   tax payments                                               (8,193)    5,284
  Change in assets and liabilities net of effects
   from acquisitions:
    Decrease (increase) in accounts receivable                48,292   (50,858)
   (Decrease) increase in payables and accrued expenses      (11,437)   25,562
    Other                                                      1,882    (2,767)
                                                              ------    ------
                                                              54,497    30,623
                                                              ------    ------
Investing activities:
  Purchases of fixed assets                                  (14,770)  (24,576)
  Acquisitions net of cash acquired                          (12,386)  (11,584)
  Other                                                          616    (1,184)
                                                              ------    ------
                                                             (26,540)  (37,344)
                                                              ------    ------
Financing activities:
  Borrowings long-term debt                                   10,847    32,861
  Payments long-term debt                                    (35,430)  (23,576)
  Obligations not liquidated because of outstanding checks    (8,714)     (363)
  Other                                                          (54)      233
                                                              ------    ------
                                                             (33,351)    9,155
                                                              ------    ------
(Decrease) increase in cash                                   (5,394)    2,434

Cash at beginning of period                                   11,432    11,429
                                                              ------    ------
Cash at end of period                                       $  6,038    13,863
                                                              ======    ======

                            CDI CORP. AND SUBSIDIARIES

                        Comments to Financial Statements

     Earnings used to calculate both basic and diluted earnings per share are the reported earnings in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings pertain to common shareholders and no other assumed adjustments are necessary. The number of common shares used to calculate basic and diluted earnings per share for the third quarter and nine months ended September 30, 2001 and 2000 was determined as follows:

                                 Third quarter               Nine months
                             -----------------------    -----------------------
                                2001         2000          2001         2000
                             ----------   ----------    ----------   ----------
Basic
-----
Average shares outstanding   19,079,919   19,079,753    19,074,291   19,074,839
Restricted shares issued
 not vested                           -      (30,540)            -      (33,802)
                             ----------   ----------    ----------   ----------
                             19,079,919   19,049,213    19,074,291   19,041,037
                             ==========   ==========    ==========   ==========
Diluted
-------
Shares used for basic        19,079,919   19,049,213    19,074,291   19,041,037
Dilutive effect of stock
 options                              -        1,820        24,025       10,405
Dilutive effect of restricted
 shares issued not vested             -          550             -        1,542
Dilutive effect of units
 issuable under Stock
 Purchase Plan                        -       68,896        94,663       69,590
                             ----------   ----------    ----------   ----------
                             19,079,919   19,120,479    19,192,979   19,122,574
                             ==========   ==========    ==========   ==========

     Common stock equivalents were not included in the diluted calculation for the third quarter of 2001 because inclusion would have been antidilutive.

     Revenues and operating profit attributable to the operating segments of the Company for the third quarter and nine months ended September 30, 2001 and 2000 follow ($000s):
                                          Third quarter         Nine months
                                         -----------------    -----------------
                                          2001      2000       2001      2000
                                         -------   -------    -------   -------
Revenues:
  Information Technology Services      $  86,332    91,194    270,249   260,249
  Technical Services                     203,473   253,581    648,711   758,500
  Management Recruiters                   23,570    36,715     81,066   102,873
  Todays Staffing                         45,388    60,081    151,400   178,796
                                         -------   -------    -------   -------
                                       $ 358,763   441,571  1,151,426 1,300,418
                                         =======   =======  ========= =========

                                        Third quarter         Nine months
                                       -----------------    -----------------
                                        2001      2000       2001      2000
                                       -------   -------    -------   -------
Operating (loss)profit:
  Information Technology Services    $   4,122     4,523     11,943    14,525
  Technical Services                    (3,985)    7,606     (4,031)   30,378
  Management Recruiters                  3,089     8,648     13,482    23,496
  Todays Staffing                         (492)    4,016      2,882    12,367
  Corporate expenses                    (4,892)   (5,815)   (16,517)  (18,076)
                                       -------   -------    -------   -------
                                        (2,158)   18,978      7,759    62,690
Interest expense                           867     1,392      2,729     3,833
                                       -------   -------    -------   -------
(Loss) earnings before income taxes
 and minority interests              $  (3,025)   17,586      5,030    58,857
                                       =======   =======    =======   =======

     Intersegment activity is not significant. Therefore, revenues reported for each operating segment are substantially all generated from external customers.

     Total assets as of September 30, 2001 were approximately $55 million lower than as of December 31, 2000, largely due to a reduction in accounts receivable. The percentage relationship of total assets for each operating segment as of September 30, 2001 was not materially different from December 31, 2000.

     During the nine months ended September 30, 2001, the Company made investments in acquired businesses totaling $12,386,000, which included two acquisition investments, payments related to additional interests in majority-owned subsidiaries and contingent consideration for prior acquisitions. Acquisitions are accounted for using the purchase method. The 2001 acquisition activity did not have a significant effect on the results of operations for the three or nine months ended September 30, 2001.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations
                               ---------------------

Overview and Consolidated Results

     CDI Corp. achieved consolidated revenues of $358.8 million and $1,151.4 million in the three and nine month periods ended September 30, 2001, down $82.8 million (18.8%) and $149.0 million (11.5%) from the comparable periods last year. Revenues for the third quarter declined in each operating segment. Revenues for the nine months ended September 30, 2001 declined in each operating segment except Information Technology Services, which increased by $10.0 million (3.8%) compared to last year. The economic slowdown in the United States continued to adversely affect the staffing industry in the third quarter of 2001, and is a primary contributing factor to the continued decline in revenues. Gross profit of $90.8 million and $301.8 million for the three and nine months ended September 30, 2001 fell $30.1 million (24.9%) and $55.8 million (15.6%) compared to the same periods last year. The gross profit margin was 25.3% and 26.2% in the third quarter and first nine months of 2001, respectively, compared to 27.4% and 27.5% last year. The gross profit margin declined in the respective periods compared to last year principally due to higher employee costs and a change to a less favorable mix of business.

     Operating and administrative expenses were $93.0 million in the third quarter, down $9.0 million (8.8%) from the third quarter of last year, as the Company continued reducing its expenditures in response to weaker market conditions. Operating and administrative expenses were $294.0 million for the nine months ended September 30, 2001, a decrease of $0.9 million (0.3%) from last year, as the Company had invested in additional infrastructure in 2000 to support planned growth and did not begin to implement its cost containment programs until the second quarter of 2001. In addition, the Company incurred the following operating and administrative charges in the three and nine months ended September 30, 2001:

                                                Third quarter    Nine months
                                                --------------   ------------
Write-down of strategic investment              $          -     $1.0 million
Provision for termination of contract                      -      0.3 million
Provision for severance for former executive               -      0.6 million
Provision for reduction in staff and
  office closures                                 2.4 million     3.6 million
                                                  -----------     -----------
Total                                           $ 2.4 million    $5.5 million
                                                  ===========     ===========

     The write-down of a strategic investment related to an investment in an e-business solutions provider for which management believed the impairment of value was other than temporary. The provision for termination of a contract related to the cancellation of an agreement with a web-based solutions provider. These charges have been included in corporate expenses in the Company's operating segment disclosures.

     The provision for severance of a former executive related to the former president of the Company's Information Technology Services division and has been reflected in the Information Technology Services operating segment's results.

     The provisions for reduction in staff and offices closures relate to the Company's ongoing efforts to align its operating and administrative cost structure with anticipated business demands. In the second quarter, the Company reduced administrative headcount by approximately 300 positions and decided to close four office locations. In the third quarter, the Company reduced administrative headcount by approximately 260 positions and decided to close 22 office locations. The second quarter provision principally related to severance associated with the reduction in headcount. The third quarter provision related to severance ($0.8 million), lease cancellations ($0.9 million), write down of excess assets to be abandoned or sold ($0.4 million), and write down of goodwill ($0.3 million). Of the provisions established in the second and third quarters, approximately $2.2 million remains accrued at September 30, 2001. The Company anticipates that these reductions in staff and office closures will result in combined annual pre-tax savings of $22 to $25 million. The breakdown of these charges among operating segments is as follows (in thousands):

                                                  Three months     Nine months
                                                 --------------   ------------
Information Technology Services                      $   382            $  414
Technical Services                                       850             1,565
Management Recruiters                                     13                63
Todays Staffing                                        1,101             1,143
Corporate                                                 89               429
                                                   -----------     -----------
Total                                                 $2,435            $3,614
                                                   ===========     ===========

     The Company incurred expenses of $0.8 million and $2.0 million in the three and nine-month periods ended September 30, 2001, respectively, related to its investment in a joint venture to provide third party administration of internet-based human capital exchanges. These costs have been included in corporate expenses in the Company's segment disclosures.

     Operating (loss) profit was ($2.2 million) and $7.8 million for three and nine months ended September 30, 2001, respectively, down $21.1 million (111.4%) and $54.9 million (87.6%) from the comparable periods last year. Interest expense was $0.9 million and $2.7 million in the third quarter and first nine months of 2001, respectively, reflecting reductions of $0.5 million (37.7%) and $1.1 million (28.8%) from the comparable periods last year. The year-over-year improvements were primarily due to lower average debt balances in 2001 and, to a lesser extent, by lower interest rates.

     The Company's effective tax rate was 38.2% for the third quarter and the nine-months ended September 30, 2001, compared to 35.1% in the third quarter and 37.9% in the first nine months of last year, respectively. The difference in the tax rate compared to the third quarter of last year is caused by last year's change to an estimated annual tax rate of 37.9%, which was reflected in the third quarter of 2000.

     Acquisition activity in the nine months ended September 30, 2001, which consisted of two acquisition investments, additional interests in majority-owned subsidiaries and contingent consideration for acquisitions, did not have a significant effect on results of operations.

     Net (loss) earnings for the three months ended September 30, 2001 were ($2.0 million) ($.10 per share), down $13.2 million (117.6%) from $11.2 million ($0.59 per share) in the third quarter of 2000. Net earnings for the first nine months of 2001 were $2.8 million ($.14 per share), down $33.1 million (92.3%) from $35.9 million ($1.88 per share) last year. Outstanding shares were comparable in each period.

Information Technology Services

     Revenues for the Information Technology Services operating segment were $86.3 million for the three months ended September 30, 2001, a decrease of $4.9 million (5.3%) from the third quarter of last year. Revenues for the nine months ended September 30, 2001 increased by $10.0 million (3.8%), however, over the comparable period last year. During the third quarter the segment experienced a slowing of demand in its staffing operations, although the segment's Innovantage division, which supplies outsourcing services, continued its growth. Revenues for the nine months ended September 30, 2001 reflect higher volume in the first and second quarters, caused by additional business which had been obtained in the last half of 2000.

     Segment operating profit was $4.1 million and $11.9 million in the three and nine-month periods ended September 30, 2001, down $0.4 million (8.9%) and $2.6 million (17.8%) from the corresponding periods last year. The operating profit margin in the third quarter and first nine months of 2001 was 4.8% and 4.4%, respectively, down from 5.0% and 5.6% from the same periods, respectively, in 2000. Operating profit in the third quarter of 2001 includes a charge of $0.4 million related to the reduction of staff and closure of two offices. Otherwise, third quarter operating profit would have been flat compared to last year and the operating profit margin would have been 5.2%. For the first nine months, operating profit also included a charge of $0.6 million for the severance of the former president of the segment. Without these charges, operating profit for the first nine months would have been $12.9 million, and operating profit margin would have been 4.8%.

     Operating profit for the quarter was also reduced by a lower direct margin (resulting from higher employee costs), although this reduction was offset by a reduction in operating and administrative costs, due to staff headcount reductions which had occurred by attrition in the second quarter and tighter cost controls. Year-to-date, direct margin for 2001 increased slightly over 2000, but higher operating and administrative costs through the second quarter for expanded recruiting and other back office costs adversely impacted operating profit.

Technical Services

     Revenues for the Technical Services operating segment were $203.5 million and $648.7 million for the third quarter and first nine months of 2002, down $50.1 million (19.8%) and $109.8 million (14.5%) from the same periods last year. The segment experienced an operating loss of $4.0 million in the third quarter of 2001 compared to an operating profit of $7.6 million in the third quarter of 2000. The segment also had an operating loss of $4.0 million in the nine months ended September 30, 2001, compared to an operating profit of $30.4 million in the first nine months of 2000. Operating results for the three and nine months ended September 30, 2001 include charges of $0.9 million and $1.6 million, respectively, related to the reduction of staff and the closure of eight offices. Otherwise, the operating losses would have been $3.1 million and $2.5 million in the three and nine month periods. Revenues have slowed substantially compared to last year in all the segment's businesses (staffing, engineering services and telecommunications), as a slowing economy reduced demand from many of the segment's large, industrial customers. The segment is focusing on achieving longer-term growth in engineering services, which offer higher margins than staffing and which offer more predictable revenue and profit streams.

     Additionally, in the second quarter of 2000, the segment's telecommunications business benefited significantly from a contract with a single customer. This contract was terminated by the customer in the third quarter of 2000.

     The segment's operating profit for the third quarter and first nine months of 2001 has also been negatively impacted by a lower direct margin related to higher employee costs.

Management Recruiters International (MRI)

     Revenues at MRI were $23.6 million and $81.1 million for the third quarter and first nine months of 2001, respectively, down $13.1 million (35.8%) and $21.8 million (21.2%) from the same periods last year. Operating profit was $3.1 and $13.5 million in the three and nine-month periods ended September 30, 2001, respectively, down $5.6 million (64.3%) and $10.0 million (42.6%) from the same periods in 2000. The operating profit margin was 13.1% in the third quarter of 2001 compared to 23.6% in the third quarter of 2000, and was 16.6% in the first nine months of 2001 compared to 22.8% in the first nine months of last year. The slowing economy has negatively impacted revenues at both company-owned and franchise operations within the MRI network of offices.

     Management believes that MRI's business was significantly impacted by the events of September 11, 2001, as a significant portion of the segment's placements involve candidate air travel. In the latter half of the month most interviews were canceled and hiring decisions postponed or rescinded. The loss of revenue affected the unit's highest-margin transactions. The segment is unable, however, to determine the precise impact of these events in comparison to the impact of the general economic slowdown. In response to the reduction in the segment's revenues, the unit reduced staff headcount (primarily through attrition) and closed one office.

Todays Staffing

     Revenues for Todays Staffing were $45.4 million and $151.4 million for the three and nine months ended September 30, 2001, respectively, down $14.7 million (24.5%) and $27.4 million (15.3%) compared to the respective periods last year. Operating (loss) profit was ($0.5 million) and $2.9 million in the third quarter and first nine months of 2001, down $4.5 million and $9.5 million from the same periods last year. Operating profit in 2001 includes a charge of $1.1 million related to the reduction in staff and the closure of 11 offices. Without the charge, operating profit margins would have been 1.3% and 2.7% for the three and nine-month periods ended September 30, 2001, compared to 6.7% and 6.9% in the respective periods last year. Revenues in 2001 have fallen from year-ago levels reflecting reduced demand over a broad range of customers for temporary administrative services caused by the slowing economy. Operating profit fell on the lower volume coupled with reduced gross profit percentages resulting from a less favorable mix of business.

                         Liquidity and Capital Resources

     Cash from operations was $54.5 million in the nine months ended September 30, 2001 compared to $30.6 million in the first nine months of 2000, despite $33.1 million in lower earnings. The increase in operating cash flows resulted from favorable changes in working capital, as heightened emphasis on receivables management instituted during 2000 was coupled with reduced working capital investment due to the effect of the decline in revenues experienced in the first nine months of 2001 compared to last year. Working capital changes provided $30.5 million in the first nine months of 2001 compared to using $22.7 million in the same period last year. Additionally, depreciation and amortization in the first nine months of 2001 increased $4.0 million over the comparable period in 2000.

     Cash used in investing activities decreased $10.8 million in 2001 compared to the first nine months of 2000 principally due to reduced spending on fixed assets.

     Long-term debt of $25.0 million as of September 30, 2001 declined by $24.6 million compared to December 31, 2000. The ratio of long-term debt to total capital (long-term debt plus shareholders' equity) was 7.1% at September 30, 2001 compared to 13.2% at December 31, 2000.

     The ratio of current assets to current liabilities at September 30, 2001 was 2.4 to 1, compared to 2.2 to 1 at December 31, 2000.

     The Company has amended its unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks to extend the maturity date from March 31, 2002 to March 31, 2003. The aggregate commitment by the banks under the Credit Agreement was also reduced to $75 million from $100 million to reflect the reduced capital needs of the Company currently. In addition, certain of the previously existing financial covenants contained in the Credit Agreement were modified in order to maintain compliance with these covenants and an additional covenant was added.

     As amended, the ratio of indebtedness to earnings before income taxes, depreciation and amortization ("EBITDA") shall not exceed 2.5 to 1. For the calculation of this ratio, EBITDA excludes certain identified charges that include costs for restructuring activities and other event-driven items ("Adjusted EBITDA"). The interest coverage ratio has been modified to use Adjusted EBITDA. The ratio of Adjusted EBITDA to interest shall not be less than
2.5 to 1. The added covenant requires that the ratio of accounts receivable to indebtedness shall not be less than 3.0 to 1.

     A separate unsecured revolving line of credit with a bank providing for borrowings up to $15 million has been terminated to reflect the reduced capital needs of the Company currently.

     The Company believes that capital available from operations and the Credit Agreement is adequate to support the ongoing needs of the Company's businesses.

     In December 2000, the Company's Board of Directors approved a program of share repurchases for up to $20 million of the Company's stock to be purchased in the open market or privately negotiated transactions. The program expired in June 2001 with no shares being repurchased.

                          New Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". SFAS 141 is effective for any business combination initiated after June 30, 2001, while SFAS 142 will be effective for the Company beginning January 1, 2002. Generally, SFAS 141 requires the Company to use the purchase method to account for business combinations, if any, and SFAS 142 affects how the Company will account for goodwill and other intangible assets acquired in both previous and any future acquisitions. The Company has not yet fully assessed the impact these statements will have on the Company's financial position or results of operations.

     However, the Company had goodwill and other intangible assets, net of $91.3 million as of September 30, 2001 and had goodwill amortization of $5.9 million for the year ended December 31, 2000 and $4.7 million for the nine months ended September 30, 2001. Amortization of goodwill will cease upon adoption of the new standard.

     In August 2001 the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143) "Accounting for Asset Retirement Obligations". SFAS 143 is effective for fiscal years beginning after June 15, 2002, although earlier application is encouraged. SFAS 143 relates to the recognition in financial statements of legal obligations associated with the retirement of fixed assets. Although Management has not yet evaluated the impact of this Statement, Management does not believe the Company has any assets that require the accrual of a retirement obligation.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 is effective for fiscal years beginning after December 15, 2001, and supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual an Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. Earlier application is permitted. Management is currently evaluating the impact of this Statement on the Company.

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

     (b) The Registrant did not file a report on Form 8-K during the three month period ended September 30, 2001.













                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                          CDI Corp.
                                             -----------------------------------


November 14, 2001                             By: /s/ Gregory L. Cowan
                                             -----------------------------------
                                              GREGORY L. COWAN
                                              Executive Vice President and Chief
                                              Financial Officer
                                              (Duly authorized officer and
                                              principal financial officer of
                                              Registrant)