Form 10-K
period 2001-12-31
CDI CORP
filed 2002-03-21
CIK 18396

UNITED STATES                                1
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                             -----------------
                                        OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________ to_____________

             Commission file number 1-5519
                                    ------

                                    CDI Corp.
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Pennsylvania                                       23-2394430
-------------------------------                  ----------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                                 Number)

1717 Arch Street, 35th Floor, Philadelphia, PA                     19103-2768
----------------------------------------------                     ----------
   (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code               (215) 569-2200
                                                                 --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common stock, $.10 par value                    New York Stock Exchange
----------------------------                 --------------------------------
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

     Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value as of February 15, 2002 of voting stock of the Registrant held by shareholders other than executive officers, directors or known beneficial owners of 10% or more of such stock of the Registrant was:
     Common stock, $.10 par value                      $252,336,574
     Class B common stock, $.10 par value              Not applicable
     The outstanding shares of each of the Registrant's classes of common stock as of February 15, 2002 were:
     Common stock, $.10 par value                      19,138,615 shares
     Class B common stock, $.10 par value              None

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                          Part of Form 10-K into
               Documents                                    which incorporated
     Proxy Statement for Annual Meeting
      of Shareholders to be Held May 7, 2002                     Part III

                                       PART I

Item 1.   BUSINESS.

THE COMPANY

     OVERVIEW

     CDI Corp. (the "Registrant" or the "Company") is in the business of providing staffing, project management and permanent placement services. The Company's principal executive offices are located in Philadelphia, Pennsylvania. The Company's revenues are derived primarily from Fortune 1000 companies serviced primarily in the United States.

     The Company's foreign operations are primarily located in the United Kingdom and Canada.

     The following chart shows the primary activities of the Company's four operating segments:

                                                  Primary Activities
                                ----------------------------------------------
                                                        Clerical/
                                Technical  Project   Administrative  Permanent
      Segment                   Staffing   Services     Staffing     Placement
      -------                   ---------  --------  --------------  ---------
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

     In December 2001 as part of a Plan of Restructure (the Plan), the Company decided, effective January 2002, to reorganize its business along four operating segments: Professional Services, Project Management, Permanent Placement and Temporary Staffing. The Permanent Placement and Temporary Staffing segments consist of the existing Management Recruiters and Todays Staffing operating segments. The Professional Services segment consists of the Technical Services staffing business, the Information Technology Services staffing business and the Company's AndersElite operations in the United Kingdom. The Project Management operating segment consists of CDI's engineering, information technology and telecommunications project management business. Unless otherwise noted, discussions which follow refer to the operating segments used by the Company during 2001.

     OPERATING SEGMENTS

     The following table sets forth (in thousands) the revenues and earnings from continuing operations before income taxes and minority interests attributable to the continuing operations of the operating segments of the Registrant and its consolidated subsidiaries during the years indicated and the assets attributable to each segment as of the end of each year.

                                                    Years ended December 31,
                                               -------------------------------
                                                 2001       2000       1999
                                               ---------  ---------  ---------
Revenues
--------
Information Technology Services              $   352,157    355,693    331,521
Technical Services                               840,015    985,891    929,118
Management Recruiters                            102,220    136,752    113,343
Todays Staffing                                  193,666    238,908    227,895
                                               ---------  ---------  ---------
                                             $ 1,488,058  1,717,244  1,601,877
                                               =========  =========  =========
Earnings (loss) from continuing
operations before income
taxes and minority interests
----------------------------
Operating (loss) profit
  Information Technology Services            $    11,832     17,369     22,581
  Technical Services                             (24,883)    21,827     44,435
  Management Recruiters                           12,746     30,716     22,450
  Todays Staffing                                  2,616     15,153     15,166
  Corporate expenses                             (23,448)   (25,260)   (18,656)
                                               ---------  ---------  ---------
                                                 (21,137)    59,805     85,976
Interest expense                                   3,065      5,189      2,114
                                               ---------  ---------  ---------
                                             $   (24,202)    54,616     83,862
                                               =========  =========  =========
Assets
------
Information Technology Services              $   104,787    133,413    131,303
Technical Services                               242,233    314,897    276,691
Management Recruiters                             47,247     52,029     54,821
Todays Staffing                                   50,171     62,199     58,555
Corporate                                         28,134      9,491      9,454
Net assets of discontinued operations                  -          -        856
                                                ---------  ---------   --------
                                             $   472,572 $  572,029    531,680
                                               =========  ==========   =======

INFORMATION TECHNOLOGY SERVICES

     The Registrant's Information Technology Services operating segment provides staffing, managed staffing, project outsourcing and functional outsourcing services in the information technology markets. In providing its staffing services, the segment recruits and hires employees or secures supplier associates employees and provides these personnel to customers. Customers use the segment's employees or supplier associates employees to develop, design and maintain information systems.

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

     During the year ended December 31, 2001, Information Technology Services provided services to several hundred customers. Historically, much of its business has been performed for large industrial corporations, but the segment has begun to penetrate non-industrial fields such as banking and financial services. Customers are geographically dispersed. Managed staffing and outsourcing services are concentrated among a small number of these customers, which tend to be among the largest U.S. corporations. In 2001, one large industrial corporation comprised approximately 25% of Information Technology Services' total revenues.

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

     The ability of Information Technology Services to find and hire personnel with the capabilities required by customers is critical to its operations. During periods of high demand for specific skills, it is not uncommon for Information Technology Services to experience pressure to pay higher wage rates or lose employees to competitors who will pay higher rates in an attempt to attract personnel with the required skills. Similarly, wage rates typically decline in periods of lower demand for such skills. To assist in fulfilling its personnel needs, a computerized retrieval system facilitates the rapid selection of resumes on file so that customers' requirements are filled quickly.

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

     Information Technology Services operates through a network of approximately 36 sales and recruiting offices located in major markets throughout the United States and 4 international offices. As part of its Plan of Restructure the segment intends to close 4 offices.

     Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of price, value-added services and prior performance. Many times customers grant multi-vendor contracts.

     Industry analysts estimate the market for the Information Technology sector of the staffing industry to be approximately $26 billion a year. No single company or small group of companies is dominant. Competition in the industry is intense from national, regional and local companies, some of which serve only selected markets.

TECHNICAL SERVICES

     The Registrant's Technical Services operating segment provides staffing, managed staffing, outsourcing and consulting services in engineering and other technical fields.

     In providing its staffing services, the segment recruits and hires employees or supplier associate companies. Customers use the segment's employees or supplier associates employees for expansion programs, to staff special projects and to meet peak period manpower needs.

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

     In technical outsourcing, the segment usually takes over a customer's entire technical department, staffing the department with employees and managing the production of the department's output. In most instances, the managed department is located on site at the customer's premises, but in some cases the customer may prefer an off-site location. In this case, the segment might be called upon to furnish the site as well as to furnish the computer systems needed to support the operations. The segment sometimes maintains stand-alone operations, which provide off-site services to multiple customers.

     Technical Services also performs engineering consulting, providing services such as project planning and feasibility studies, conceptual engineering, detail engineering and design, procurement and project management. These activities typically take place at the segment's own facilities where the segment furnishes the computer systems support.

     During the year ended December 31, 2001, Technical Services provided services to approximately 2,000 customers. Much of its business is performed for large multi-national manufacturing companies. Historically, the segment's largest markets have been aircraft/aerospace, automotive, hydrocarbon/petrochemical, construction, electronics, industrial equipment, marine and telecommunications. The segment is currently refocusing and narrowing its target markets to include higher-margin services in pharmaceuticals, specialty chemicals and biotechnology. Customers are geographically dispersed. Managed staffing, outsourcing and consulting services are concentrated among a small number of these customers, which tend to be among the largest U.S. industrial corporations.

     Since much of the business of Information Technology Services and Technical Services is performed for large multi-national manufacturing companies, a material portion of the revenues for each of these segments is derived from many of the same customers.

     Services are performed in customers' facilities ("in-customer") and in Technical Services' own facilities ("in-house") depending upon industry practice and the needs and preferences of customers. During the year ended December 31, 2001, approximately 80% of the segment's revenues were generated through in-customer work with the remaining 20% generated in-house.

     In-customer staffing employees are hired by the segment and assigned to work for a customer. The period of assignment depends upon the duration of the need for the skills of an individual employee. At the end of an assignment, an employee is either reassigned within a current customer, assigned to perform services with another customer, or employment is terminated.

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

     The ability of Technical Services to find and hire employees with the capabilities required by customers is critical to its operations. Such personnel usually have prior experience in their area of expertise. During periods of high demand for specific skills, it is not uncommon for Technical Services to experience pressure to pay higher wage rates or lose employees to competitors who will pay such rates in an attempt to attract personnel with the required skills. Similarly, wage rates typically decline in periods of lower demand for such skills. To assist in fulfilling its personnel needs, a computerized retrieval system facilitates the rapid selection of resumes on file so that customer requirements may be filled quickly.

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

     Technical Services operates through a network of approximately 106 sales and recruiting offices and in-house facilities located in major markets throughout the United States and 20 international offices. As part of its Plan of Restructure the segment intends to close 12 offices.

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

     Industry analysts estimate the market for the Technical Engineering sector of the staffing industry to be approximately $5.3 billion a year. The Registrant believes that it is one of the largest companies providing technical services in this sector of the market, but that neither it nor any small group of companies is dominant. Competition in the industry is intense from national, regional and local companies, some of which serve only selected markets.

MANAGEMENT RECRUITERS

     The Registrant's Management Recruiters operating segment recruits executive, management, professional, technical, sales and clerical personnel for permanent employment positions. Candidates are recruited for many different capacities including accounting, finance, administrative, information technology, engineering, managerial, personnel, production, research and development, sales, supervision and technical. This segment derives revenue from both company-owned and franchise offices.

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

     As of December 31, 2001, Management Recruiters had approximately 1,130 franchised offices and 45 company-owned offices providing services to both large and small employers in virtually all industries. As part of its Plan of Restructure, the segment intends to close 6 company-owned offices. Of the franchised offices, 908 are located throughout the United States with 222 offices located internationally. All company-owned offices are located in the United States. The broad geographic scope of operations enables franchisees and company-owned offices to provide nationwide recruiting and matching of employers with job candidates in the United States. The network utilizes an inter-office referral system on both national and regional levels which enables offices to cooperate in fulfilling a customer's requirements. Management Recruiters established a direct international presence in 1999 when it acquired a business headquartered in the United Kingdom that offers search and recruitment services in 35 countries around the world.

     Franchisees located in the U.S. pay an initial fee approximating $75,000 to acquire a franchise. The fee is designed to cover the cost of establishing and bringing a new franchise into the system. Franchisees also pay ongoing royalties based on a percentage of the franchisee's placement fees. Franchisees benefit from Management Recruiters expertise in the business, and from its Internet presence, national marketing, public relations support and advertising campaigns. Further, they receive extensive pre-opening training and start-up assistance on site. Franchisees also have the right to use Management Recruiters' trade names, trademarks, the inter-office referral system, operating techniques, advertising materials, sales programs, video and live interactive training programs, computer programs, Internet and intranet systems, manuals and forms.

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

     Industry analysts estimate the permanent placement market to be $16.1 billion a year. The Registrant believes that Management Recruiters has more permanent placement field offices than any of its competitors.

TODAYS STAFFING

     The Registrant's Todays Staffing operating segment provides clerical, secretarial, office support, legal, and a small number of semi-skilled light industrial personnel to customers on a temporary basis. The segment recruits and hires employees and provides these personnel to the customer on a contract or project basis. In managed staffing, the segment not only provides the employees but also manages the customer's entire contract staffing needs. In the professional segment of legal staffing, Todays Staffing also places personnel on a permanent basis. This segment is not reliant on supplier associates to any significant degree.

     Customers retain Todays Staffing to meet peak period manpower needs, to temporarily replace personnel on vacation and to staff special projects. During the year ended December 31, 2001, these services were provided to approximately 8,000 customers.

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

     Todays Staffing operates through a network of approximately 112 sales and recruiting offices, 10 of which are franchised, situated in the United States and 13 offices in Canada. As part of its Plan of Restructure, the segment intends to close 3 company-owned offices. Each office is responsible for determining the potential market for services in its geographic area and developing that market through personal contact with prospective and existing customers.

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

     The segment competes with large national companies and many smaller companies in regional and local markets. The market for the office/clerical sector of the staffing industry is estimated by industry analysts to be approximately $22 billion a year.

EMPLOYEES

     At December 31, 2001 the Registrant had approximately 23,570 employees. The Registrant believes that its relations with its employees are generally good.

Item 2.   PROPERTIES.

     The Information Technology Services operating segment has approximately 36 facilities throughout the United States and 4 facilities internationally, occupying a total of approximately 122,000 square feet of space. Most of the space is devoted to sales, marketing and administrative functions, and a small portion is used for in-house operations. The facilities are leased under terms generally extending up to five years.

     The Technical Services operating segment has approximately 106 facilities throughout the United States and 20 facilities internationally, occupying a total of approximately 650,000 square feet of space. Approximately 260,000 square feet is devoted to in-house technical services and the balance to sales, marketing and administrative functions. The facilities are leased under terms generally extending up to five years.

     The Management Recruiters operating segment occupies approximately 175,000 square feet of office space at 45 locations, primarily for its company-owned permanent placement offices. These facilities are leased for varying terms, the majority of which extend up to five years. Management Recruiters also had 1,130 franchised offices. Franchisees enter into their own leases for which the segment assumes no obligation.

     The Todays Staffing operating segment occupies approximately 177,000 square feet of office space at approximately 102 locations for its company-owned temporary services offices. These facilities are leased for varying terms generally extending up to five years. Todays Staffing also has 10 franchised offices. Franchisees enter into their own leases for which the segment assumes no obligation.

     The Registrant's corporate headquarters is located in Philadelphia, Pennsylvania occupying 65,000 square feet of office space.

Item 3.   LEGAL PROCEEDINGS.

     Not Applicable.





ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.











                                      PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Stock price and other information regarding the Registrant's common stock is for the years ended December 31, 2001 and 2000. The Registrant's common stock is traded on the New York Stock Exchange.

                                                    2001             2000
                                                -------------    -------------
                                                High     Low     High     Low
                                                -----   -----    -----   -----
First quarter                                   17.00   12.00    25.69   18.25
Second quarter                                  18.20   12.50    25.88   18.44
Third quarter                                   18.45   11.05    23.00   14.94
Fourth quarter                                  20.50   13.82    17.44   11.00

     No cash dividends were declared during the years ended December 31, 2001 and 2000. The Company has no present intention of paying cash dividends during the year ending December 31, 2002.

     Shareholders of record on March 7, 2002 numbered 505. This number counts each street name account as only one shareholder, when, in fact, such an account may represent multiple owners. Taking into account such multiple owners, the total number of shareholders approximated 4,400.

Item 6.   SELECTED FINANCIAL DATA.

     Following is Selected Financial Data for the years ended December 31, 2001 2000, 1999, 1998 and 1997. The data presented is in thousands, except for per share data.

                                 2001      2000      1999     1998      1997
                               --------- --------- --------- --------- ---------
Earnings Data
-------------
Revenues                     $1,488,058 1,717,244 1,601,877 1,540,545 1,496,758

(Loss) earnings from
 continuing operations       $  (15,610)   33,003    49,679    44,239    46,934

Discontinued operations                -         -    2,768     1,338    (9,322)
                               --------- --------- --------- --------- ---------
Net (loss) earnings          $  (15,610)   33,003    52,447    45,577    37,612
                               ========= ========= ========= ========= =========

Basic (loss) earnings
  per share:
  (Loss) earnings from
   continuing
   operations               $     (.82)      1.73      2.61      2.25      2.36
  Discontinued
   operations               $        -          -       .15       .07      (.47)
  Net (loss) earnings       $     (.82)      1.73      2.76      2.32      1.89
Diluted (loss) earnings
  per share:
  (Loss) earnings from
   continuing
   operations               $     (.82)      1.73      2.60      2.25      2.36
  Discontinued
   operations               $         -         -       .14       .07      (.47)
  Net (loss) earnings       $     (.82)      1.73      2.74      2.32      1.89

Cash dividends              $         -         -         -         -         -



Balance Sheet Data
------------------
Total assets                $ 472,572     572,029   531,680   435,814   348,837
Long-term debt
   (including current
    portion)                $   7,913      49,623    65,651    35,059         -
Shareholders' equity        $ 310,650     325,795   293,844   240,369   215,585

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     CDI Corp. (CDI or the Company) encountered a number of challenges in 2001 that negatively impacted its operating results, the most important of which was the dramatic slowdown in the United States economy throughout 2001, a pattern which was accentuated in the fourth quarter after the events of September 11, 2001. Consolidated revenues declined sequentially in each quarter throughout 2001 and also declined compared to the comparable quarters in 2000. The Company addressed these issues through a number of actions, the most important of which was the adoption of a Plan of Restructure (the Plan) approved by the Company's Board of Directors in December 2001. Under the Plan, CDI commenced a process in January 2002 to exit lower-margin customer relationships, redeploy its assets to support growth in higher-margin businesses and lower its break-even point through a structural cost reduction. The Company intends to achieve this cost reduction through the streamlining of its information technology and financial systems and its operations management and support structures. In conjunction with the Plan, the Company recorded a provision for restructure in the fourth quarter of 2001 related to the following:

Asset impairments                                                $14.2 million
Provision for severance                                            4.7 million
Provision for termination of operating leases                      3.5 million
                                                                 -------------
                                                                 $22.4 million
                                                                 ==============

 The breakdown of the restructuring charge among operating segments was as follows:

Information Technology Services                                  $ 4.6 million
Technical Services                                                14.5 million
Management Recruiters                                              1.9 million
Todays Staffing                                                    0.6 million
Corporate                                                          0.8 million
                                                                 -------------
                                                                 $22.4 million
                                                                 ==============

      The Plan calls for the decommissioning of the Company's Enterprise Resource Planning (ERP) system during the first six months of 2002 and the transition to systems that are targeted to the specific businesses that they support and that can be maintained at a lower cost. Accordingly, the Company wrote down its investment in the ERP software by $13.3 million to the estimated fair value of the software at year-end. Over the six months ending June 30, 2002 the Company will depreciate the remaining estimated fair value of the software of $5.3 million along with $1.4 million of associated computer hardware on which the software resides and which has no alternative use. CDI will record depreciation of $3.3 million per quarter in the first six months of 2002 related to the plan to decommission the system. The remaining asset impairments of $0.9 million relate to assets at closed units with no alternative use and goodwill.

     The provision for severance relates to the involuntary termination of approximately 350 employees. Management expects this program to be completed by September 30, 2002. This program was communicated to employees prior to year-end, and relates to a fundamental reorganization of the Company's lines of business and the management of those businesses. The Plan also calls for the exit of certain lower-margin customer relationships and the reorganization of the remaining business into four operating segments: Professional Services, Project Management, Permanent Placement and Temporary Staffing. The Permanent Placement and Temporary Staffing segments are the same as CDI's existing Management Recruiters (MRI) and Todays Staffing operating segments. The Company is creating the Professional Services segment by combining the higher-margin elements of the Technical Services staffing business with the existing Information Technology Services staffing business. The segment will also include AndersElite, CDI's United Kingdom subsidiary. The Project Management operating segment will comprise CDI's engineering, information technology and telecommunications project management businesses. While the discussion herein relates to the segments the way the Company was managed in 2001, future reports will include segment information using the new management structure. Included in
Note 13 to the Company's Consolidated Financial Statements is supplemental information about the Company as if the new reporting structure had been in place for 2001.

     The provision for termination of operating leases relates to the Company's decision to close 25 offices and to consolidate certain locations providing support services to the operating businesses. The Company commenced closing the offices and support locations in January 2002 and intends to complete these closures by September 30, 2002.

     Operating and administrative expenses also contain event-driven charges of approximately $8.8 million in 2001 including: Additional provision for doubtful accounts related to the exit of lower-margin customer relationships ($1.9 million), costs associated with the decision to decommission the Company's Enterprise Resource Planning system ($1.4 million), provisions for severance and office closures ($3.5 million), the write down of a strategic investment ($1.0 million) and certain other charges ($1.0 million). The breakdown of these charges by operating segment is as follows:

Information Technology Services                                  $  1.2 million
Technical Services                                                  3.2 million
Management Recruiters                                               0.1 million
Todays Staffing                                                     1.2 million
Corporate                                                           3.1 million
                                                                 --------------
                                                                 $  8.8 million
                                                                  ==============

Results of Operations, year ended December 31, 2001 vs. year ended December 31, 2000

Consolidated Results

     The Company recorded consolidated revenues of $1,488.1 million, down $229.2 million (13%) from last year, as each operating segment reported lower revenues. As noted above, the continuing economic slowdown in the United States adversely affected the staffing industry in 2001, and was a primary contributing factor to the decline in revenues. Gross profit of $382.8 million was down $83.9 million (18%) compared to 2000. The gross profit margin was 25.7% of revenues in 2001 compared to 27.2% in 2000, principally reflecting higher employee costs and a less favorable mix of business as the economy softened. Operating and administrative expenses, excluding the restructuring charge of $22.4 million, were $381.5 million, a decrease of $25.4 million (6%) from the prior year. Operating and administrative costs include the $8.8 million of event-driven charges discussed above, an additional increase in the provision for doubtful accounts of $3.7 million (related principally to the increased frequency of bankruptcies among CDI's customers in 2001) and higher depreciation of $4.3 million (related principally to management information systems infrastructure). Operating and administrative costs fell in spite of these increases as cost savings initiatives which commenced in the second quarter had an increasing effect throughout the year.

     Interest expense of $3.1 million fell $2.1 million (41%) from the prior year, mostly reflecting reduced average borrowings during the year as well as lower interest rates. The Company's effective income tax rate was 37.2% in 2001 compared to 38.0% in 2000.

     The Company's loss per share in 2001 was $.82 compared to earnings per diluted share of $1.73 last year. In the current year, basic and diluted shares are the same because including common stock equivalents would have been antidilutive. Acquisition activity in 2001 was not significant and therefore did not significantly affect results of operations.

Similarly, for the year ended 2000 the Company also incurred event-driven charges as follows:

Resolution of dispute with health insurance provider             $   4.4 million
Billing adjustments                                                  4.5 million
Executive separation costs                                           1.1 million
Other                                                                1.7 million
                                                                 ---------------
                                                                  $ 11.7 million
                                                                 ===============

 These charges are broken down by operating segment as follows:

Information Technology Services                                    $ 1.5 million
Technical Services                                                   8.3 million
Todays Staffing                                                      0.2 million
Corporate                                                            1.7 million
                                                                 ---------------
                                                                  $ 11.7 million
                                                                 ===============

     During 2000, the Company reached a settlement with its health insurance provider related to rates and claims payments. As a result, the Company recorded a charge of $4.4 million. The Company also completed an extensive review of its customer accounts and related costs and following that review and reflecting management's assessment of the Company's ultimate ability to recover these amounts, adjustments totaling $4.5 million were charged to operations. The Company also recorded $1.1 million of separation costs associated with changes in management personnel, including the Company's former President and Chief Executive Officer.

     Finally, in 2000 the Company recorded other charges of $1.7 million related to decisions made subsequent to the resignation of its former President and Chief Executive Officer including the cancellation of consulting contracts, costs associated with acquisitions the Company was no longer pursuing, the write-off of a start-up investment and costs associated with the decision to close two Company offices.

Segment Discussion

Information Technology Services

      Information Technology Services' revenues of $352.2 million were $3.5 million (1%) lower than the previous year. The segment had experienced higher revenues in the early part of the year as new business initiatives undertaken in the second half of 2000 took hold. The slowing economy reversed this trend in the second half of 2001. However, the Company's Innovantage business, which supplies higher-level information technology consulting and outsourcing services, experienced higher revenues in 2001 compared to 2000. The segment reported operating income of $17.6 million, excluding the restructuring and event-driven charges noted above ($11.8 million including such charges), compared to an operating profit of $18.9 million last year excluding the charges in 2000 noted above ($17.4 million including such charges). The reduced operating profit represents a lower direct margin on the unit's sales, mostly reflecting higher employee expenses and an unfavorable shift in the mix of business, partially offset by reduced operating and administrative expenses. During 2001 and 2000, one customer accounted for approximately 25% of total segment revenues.

Technical Services

      The Technical Services operating segment had revenues of $840.0 million, a reduction of $145.9 million (15%) from 2000. Throughout the year, the segment's quarterly revenues fell sequentially as well as compared to the comparable quarters of 2000 because of the slowing economy, which reduced demand in each of the segment's businesses (staffing, engineering services and telecommunications) from many of the segment's large, industrial customers. Additionally, the segment's revenues were adversely affected by the decision to exit lower-margin customer relationships. The unit experienced an operating loss of $7.2 million in 2001 excluding the restructuring and event-driven charges noted above ($24.9 million including such charges), compared to an operating profit of $30.1 million in 2000 excluding the charges in 2000 noted above ($21.8 million including such charges). The operating loss resulted principally from the lower revenues, which caused the unit to perform below its break-even point, although higher employee benefits costs and a less favorable mix of business also caused a reduction in gross profit margin.


Todays Staffing (Todays)

      Todays revenues of $193.7 million were $45.2 million (19%) lower than 2000, as the slowing economy particularly impacted Todays' administrative staffing business. Additionally, the unit experienced an unfavorable shift in mix of business to less profitable managed staffing arrangements. Todays had an operating profit of $4.4 million, excluding restructuring and event-driven charges ($2.6 million including such charges), compared to an operating profit of $15.4 million, excluding the charges in 2000 noted above ($15.2 million including such charges). Lower operating and administrative costs were not sufficient to offset the reductions in revenues and gross profit.

Management Recruiters (MRI)

      MRI's revenues in 2001 of $102.2 million fell $34.5 million (25%) from the prior year, also reflecting the slowing economy and its impact on demand for permanent placement services. Revenues declined at both MRI-owned locations and in franchise revenue received from MRI's franchised locations. The segment had an operating profit of $14.7 million, excluding restructuring and event-driven charges ($12.7 million including such charges), compared to an operating profit of $30.7 million last year. The reduction in revenues was the primary reason for lower operating profit in 2001.

Corporate

      Corporate expenses in 2001 totaled $19.5 million excluding restructuring and event-driven charges ($23.4 million including such charges), compared to $23.6 million last year, excluding the charges noted above ($25.3 million including such charges). The reduction in corporate expenses resulted from reduced corporate-sponsored spending on information technology infrastructure and tighter cost controls.

     Corporate expenses include costs of $2.8 million in 2001 related to its investment in a start-up company that is intended to provide internet-based third-party administration of staffing and human resources requirements.

Results of Operations, year ended December 31, 2000 vs. year ended December 31, 1999

Consolidated Results

      The Company achieved revenues of $1,717.2 million in 2000, an increase of $115.4 million (7%) over 1999. All operating segments achieved year-over-year growth in revenues. Gross profit of $466.8 million increased $42.1 million (10%) over the prior year. The gross profit margin improved to 27.2% in 2000 from 26.5% in 1999. The improvement in margin reflected the Company's increased emphasis on contract pricing and improved operating results at MRI.

      Operating and administrative costs of $407.0 million rose $68.3 million (20%) compared to 1999. During 2000, the Company invested in additional recruiters, management and infrastructure as well as new business initiatives. In addition, recruiter compensation and bonus structures were changed to promote retention and increase productivity in light of very challenging labor supply and competitive pressures. The Company also incurred additional system costs to support its front- and back-office systems.

      The 1999 operating profit of $86.0 million fell $26.2 million (30%) to $59.8 million in 2000. As noted above, the Company was faced with very challenging recruiting and employee market conditions in 2000, along with the additional charges of $11.7 million discussed above, both of which served to increase costs. Interest expense of $5.2 million more than doubled from $2.1 million in 1999, primarily as a result of higher average borrowings during the year. The Company's income tax rate was 38.0% in 2000 compared to 39.3% in 1999, primarily as a result of state tax minimization strategies. Earnings per share were $1.73 per diluted share in 2000, compared to $2.60 per diluted share from continuing operations in 1999. There were no discontinued operations in 2000. Acquisition activity in 2000 was not significant and did not have a significant effect on results of operations.

Segment Discussion

Information Technology Services

      Information Technology Services operating segment revenues of $355.7 million rose $24.2 million (7%) compared to 1999. The segment experienced softer demand for its services in the early part of 2000 (attributed by management to major customers' hesitancy to launch new spending programs on the heels of spending required to maintain Year 2000 readiness). During the second half of 2000, the segment experienced increased demand as customers initiated new systems projects, connected new systems to the Internet, and developed formal outsourcing strategies in areas such as console operations and help-desk support.

      The segment's operating profit margin declined to 4.9% from 6.8% in 1999. In addition to the charges noted above, the segment invested in additional recruiters and enhanced its compensation programs in order to strengthen the unit's ability to attract and retain productive recruiters and compete in a very tight market for qualified technical talent. The unit also incurred additional costs to implement a national staffing model and to launch its Innovantage brand to signal its focus on professional services and functional outsourcing.

Technical Services

      Technical Services operating segment revenues of $985.9 million rose $56.8 million (6%) over 1999. This segment experienced solid increases in revenue, particularly during the first half of 2000. However, growth slowed during the second half of 2000. During the third quarter of 2000, revenues declined from the second quarter due largely to the termination of a high-margin multi-year telecommunications contract. There was a significant reduction in customer requirements following the customer's merger, which occurred on June 30, 2000. The contract was ultimately terminated in September 2000. Additionally, in the fourth quarter, the segment experienced a sharp and broad-based reduction in demand for services in its aerospace, electronics/computer, chemical, telecommunications, automotive and marine services lines.

      Operating profit margins declined to 2.2% from 4.8% in 1999. In addition to the $8.3 million charges discussed above, the segment made significant investments in management infrastructure and operations support, particularly in its telecommunications group. The operating profit margin was also negatively impacted by the third quarter termination of the high-margin telecommunications contract. The segment was unable to immediately adjust its cost structure to compensate for the loss of the contract.

Todays Staffing (Todays)

     Todays revenues of $238.9 million increased $11.0 million (5%) over 1999. However, revenue growth began to decelerate after the first quarter of 2000. This slowdown was broad-based and not geographic or industry specific. The unit's slower revenue growth reflected the impact of an increasingly tighter labor market, making candidate recruiting more difficult and increasing turnover among the segment's recruiting and sales professionals, as a result of increased industry competition.

      Operating profit margins declined to 6.3% in 2000 from 6.7% in 1999. This slight decline was due, in part, to a decision to close two offices. In addition, during the year, the segment experienced higher than normal turnover among its staff, including recruiting professionals, and implemented a series of recruiting and retention measures resulting in higher costs.

Management Recruiters (MRI)

      MRI's revenues of $136.7 million rose $23.4 million (21%) over 1999. MRI experienced strong demand in all its geographic regions and growth in all key sales channels including company-owned offices, franchised offices and its client services group, which services large-block permanent placement assignments.

      Operating profit margin was 22.5% in 2000 compared to 19.8% in 1999. The improvement was attributable to continuing strong cost controls, strong performance by the segment's franchise organization and, in part, to a favorable recovery of a disputed contract.

Inflation

     Information Technology Services, Technical Services, and Todays Staffing segments' services are priced generally in close relationship with direct labor costs. MRI's search services are priced as a function of salary levels of job candidates. In 2001, employee benefits costs, particularly health care costs, rose significantly due to the Company's participation rates and claims experience and were not fully recovered through higher employee co-pays or pricing adjustments. The Company is reviewing its options for reducing these costs and does not believe that they represent a general inflationary trend in its costs. Otherwise, inflation has not been a meaningful factor in the Company's operations.

Liquidity and Capital Resources

      The Company's main sources of liquidity are cash from operations and bank borrowings. The Company has an unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks that provides for borrowings up to $75 million. During 2001, the Company amended the Credit Agreement to reduce the aggregate commitment from $100 million due to the reduced capital needs of the Company currently. The Credit Agreement expires March 31, 2003. An additional $25 million unsecured line of credit was terminated, also reflecting the reduced capital needs of the Company currently. In addition, the Company maintains an uncommitted short-term line of credit with a bank for up to $18 million. Borrowings are priced at floating rates of interest or at rates that are related to the lending banks' cost of funds and, therefore, the Company is subject to market risks as interest rates change (See Item 7a. below). These sources have been adequate to support growth opportunities in the Company's businesses. The Credit Agreement contains covenants related to certain financial ratios. The Company was in compliance with these covenants at December 31, 2001.

     At December 31, 2001, the Company had eliminated all bank borrowings and had approximately $18 million of cash that was invested in short-term instruments. The Company's remaining debt of approximately $8 million (all of which is classified as current) principally represents notes which will mature in July 2002.

      The Company's main asset is accounts receivable (approximately 56% and 65% of total assets at December 31, 2001 and 2000, respectively) and, accordingly, expansions and contractions of the Company's business operations can directly affect consolidated working capital, which in turn has a direct effect on total capital employed. During 2001, the Company was able to eliminate its bank borrowings and accumulate cash because of the reduced level of operations and an improvement in the collection cycle of the Company's receivables. If the Company were to significantly expand its operations or if it experienced a significant slowdown in collections of receivables, it could be necessary for the Company to borrow funds under its available lines of credit in order to fund operations.

      Cash flows from operations were $100.9 million in 2001, an increase of $42.4 million over 2000, in spite of the Company's net loss for the year. The primary reason for this improvement was a reduction in receivables, reflecting the reduced level of business and the improvement in the Company's collection cycle. This improvement was partially offset by lower payables balances; also reflecting reduced levels of operations in 2001. Cash used in investing activities was $28.8 million in 2001, a reduction of $14.9 million from 2000. This lower investment resulted from reduced purchases of fixed assets (principally investments in information technologies infrastructure), in the current year. Acquisition activity in 2001 was not significant. Payments for acquisitions in 2001 totaled $11.3 million, approximately the same as 2000, and principally represented payments relating to prior years' acquisitions. The Company's total remaining potential liability for such contingent consideration is approximately $1.1 million.

      Cash used in financing activities was $57.2 million in 2001, compared to $14.7 million used in financing activities in 2000. The increase principally represented repayments of the Company's bank borrowings. The Company also began to reduce its borrowings in 2000, as the Company focused on working capital management.

     The Company believes that cash flows from operations as well as available borrowing arrangements will be sufficient to meet its cash requirements during 2002.

Accounting Principles and New Accounting Standards

      Significant Accounting Principles

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting principles from those available, to apply those principles consistently and to make reasonable estimates and assumptions that affect revenues and associated costs as well as the reported amounts of assets and liabilities. Because the staffing businesses in which the Company operates are labor intensive, the timing and amounts of revenue recognized in the performance of the staffing services and the associated employee costs related to such revenue are particularly important.

     The Company's recognition of revenue and its estimate of the collectibility of those revenues require considerable judgment by management. Within CDI's staffing operations, revenue is generally recognized as services are provided. Within its project operations, the Company must also determine if contractual commitments have been fulfilled or if fixed-price contracts, if any, will result in a loss. CDI attempts to minimize its exposure to these factors in its project operations by limiting the performance commitments it makes and by emphasizing cost-plus arrangements with its customers. The Company's financial statements do not reflect any provision for future losses on fixed-price contracts and management believes that revenue for its project operations has been appropriately recognized.

     Also, the Company's customers generally consist of Fortune 1000 businesses, so that, historically, customer creditworthiness had not been a major concern. In the past two years, however, deteriorating economic conditions as well as mergers and acquisitions activity among the Company's customers has increased CDI's credit risk. Mergers and acquisitions activity has increased CDI's credit risk either because customers have been spun off into smaller, more highly-leveraged entities, or because CDI's business has become more concentrated within very large organizations. CDI has increasingly emphasized its customer creditworthiness and receivables collections, but was still required to increase its provision for doubtful accounts to $9.4 million in 2001 (including the $1.9 million event-driven charges associated with exited customer relationships) from $3.9 million in 2000.

     The Company has risk participation arrangements with respect to workers compensation and health care insurance. The amounts included in the Company's costs related to this risk participation are estimated and can vary based on changes in assumptions, the Company's claims experience or the providers included in the associated insurance programs.

     New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". SFAS 141 is effective for any business combinations initiated after June 30, 2001, while SFAS 142 becomes effective for the Company commencing January 1, 2002. Generally, SFAS 141 requires the Company to use the purchase method to account for its acquisitions, if any. The Company does not believe that SFAS 141 will have a significant impact on its financial position or results of operations. SFAS 142 affects how the Company accounts for goodwill and other intangible assets acquired in both previous and any future acquisitions. SFAS 142 requires that the Company cease amortization of goodwill effective January 1, 2002, but that goodwill amounts carried on its balance sheet be subject to an annual impairment test.

     The Company is currently in the process of evaluating SFAS 142. A study is required by SFAS 142 to be completed by June 30, 2002 and any potential impairment must be finally determined and recorded by December 31, 2002. At December 31, 2001, the Company had goodwill of $88 million and had goodwill amortization of $6.0 million for the year then ended.

     In July 2001 the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143) "Accounting for Asset Retirement Obligations". SFAS 143 is effective for fiscal years beginning after June 15, 2002, although earlier application is encouraged. SFAS 143 relates to the recognition in financial statements of legal obligations associated with the retirement of fixed assets. Management does not believe that the Company has any assets that require the accrual of a retirement obligation.

     In October 2001 the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 is effective for fiscal years beginning after December 15, 2001, and supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. Earlier application is permitted. Management is currently evaluating the impact of this Statement on the Company.

     In January 2002, the Emerging Issues Task Force of the FASB (the EITF) issued Consensus No. 01-14 "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred". This consensus requires that certain reimbursable costs incurred and rebilled to customers be included in both revenues and cost of services, rather than "netting" these amounts in revenues. EITF Consensus 01-14 is effective for fiscal years commencing after December 15, 2001. The Company will implement this Consensus beginning in the first quarter of 2002 and appropriately reclassify prior periods. This consensus will not affect financial position or net earnings, and is not expected to have a material effect on revenues and cost of services.

      As stated in Note 1 to the financial statements, "Summary of Significant Accounting Policies," the Company consolidates all of its wholly owned and majority-owned subsidiaries. The Company does not have any off-balance sheet financing other than operating leases, the commitments for which are disclosed in Note 11 to the consolidated financial statements.

A Look Forward

      As noted above, management of the Company has been reorganized along four operating segments: Professional Services, Project Management, Permanent Placement and Temporary Staffing. Management currently believes that revenues for its four operating segments will total approximately $1 billion to $1.2 billion in 2002, depending largely on the strength of the United States economy. The Company expects to continue its process of pruning marginal or unprofitable customer relationships, particularly in the Professional Services segment and to redeploy its capital into its more profitable higher-margin services targeted to specific industry markets. These higher-margin services include information technology staffing within the Professional Services segment, outsourcing projects within the Project Management segment and legal staffing within the Temporary Staffing segment. The Company also continues to look for opportunities to lower its cost structure.

      Certain information in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes", "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as competitive market pressures, material changes in demand from larger customers, availability of labor, the Company's performance on contracts, changes in customers' attitudes toward outsourcing, government policies or judicial decisions adverse to the staffing industry, changes in economic conditions and delays or unexpected costs associated with implementation of the Company's Plan of Restructure. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

Item 7.a.  Quantitative and Qualitative Disclosures About Market Risk

      The Company's only financial instruments are debt instruments, which primarily consist of its lines of credit. The Company does not actively manage its interest rate risk. Presently, the impact of a 10% (approximately 60 basis points) increase in interest rates on its variable rate debt (using average debt balances during the year ended December 31, 2001 and average 2001 interest rates) would have a relatively nominal impact on the Company's results of operations.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             CDI CORP. AND SUBSIDIARIES
                         Consolidated Statements of Earnings
                     Years ended December 31, 2001, 2000 and 1999
                        (In thousands, except per share data)


                                                   2001       2000      1999
                                                 ---------  ---------  ---------
Revenues                                       $ 1,488,058  1,717,244 1,601,877

Cost of services                                 1,105,224  1,250,485 1,177,250
                                                 ---------  ---------  ---------
Gross profit                                       382,834    466,759   424,627

Operating and administrative costs                 381,545    406,954   338,651

Provision for restructure                           22,426          -         -
                                                 ---------  ---------  ---------
Operating (loss) profit                            (21,137)    59,805    85,976

Interest expense                                     3,065      5,189     2,114
                                                 ---------  ---------  ---------
(Loss) earnings  from continuing operations
 before income taxes and minority
 interests                                         (24,202)    54,616    83,862
Income tax benefit (expense)                         8,998    (20,741)  (32,960)
                                                 ---------  ---------  ---------
(Loss) earnings from continuing operations
 before minority interests                         (15,204)    33,875    50,902

Minority interests                                     406        872     1,223
                                                 ---------  ---------  ---------
(Loss) earnings  from continuing operations        (15,610)    33,003    49,679

Discontinued operations                                -          -       2,768
                                                 ---------  ---------  ---------
Net (loss) earnings                            $   (15,610)    33,003    52,447
                                                 =========  =========  =========

Basic (loss)earnings per share:
  (Loss) earnings from continuing operations   $      (.82)      1.73      2.61
  Discontinued operations                      $         -          -       .15
  Net (loss) earnings                          $      (.82)      1.73      2.76

Diluted (loss) earnings per share:
 (Loss) earnings from continuing operations    $      (.82)      1.73      2.60
  Discontinued operations                      $         -          -       .14
  Net (loss) earnings                          $      (.82)      1.73      2.74


See accompanying notes to consolidated financial statements.

                             CDI CORP. AND SUBSIDIARIES                      25
                             Consolidated Balance Sheets
                             December 31, 2001 and 2000
                          (In thousands, except share data)

Assets                                                         2001      2000
------                                                       -------   -------
Current assets:
 Cash and cash equivalents                                  $  26,255    11,432
 Accounts receivable, less allowance for
  doubtful accounts of $8,377-2001; $3,694-2000               262,535   371,088
 Prepaid expenses                                               9,275     8,267
 Deferred income taxes                                         17,693    11,969
                                                              -------   -------
          Total current assets                                315,758   402,756

Fixed assets, net                                              50,910    66,110
Deferred income taxes                                           5,920         -
Goodwill and other intangible assets, net                      88,195    90,281
Other assets                                                   11,789    12,882
                                                              -------   -------
                                                            $ 472,572   572,029
                                                              =======   =======
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Obligations not liquidated because of outstanding checks  $  10,304    22,568
  Accounts payable                                             29,864    44,266
  Withheld payroll taxes                                        5,743     3,343
  Accrued compensation and related costs                       47,878    63,500
  Other accrued expenses                                       43,750    32,628
  Income taxes payable                                          2,512    12,746
  Current portion of long-term debt                             7,913         -
                                                              -------   -------
          Total current liabilities                           147,964   179,051

Long-term debt                                                      -    49,623
Deferred income taxes                                               -     1,272
Deferred compensation                                          12,583    13,144
Minority interests                                              1,375     3,144

Shareholders' equity:
  Preferred stock, $.10 par value - authorized
   1,000,000 shares; none issued                                    -         -
  Common stock, $.10 par value - authorized
   100,000,000 shares; issued 20,078,972 shares-2001;
   20,015,561 shares-2000                                       2,008     2,002
  Class B common stock, $.10 par value
   authorized 3,174,891 shares; none issued                         -         -
  Additional paid-in capital                                   17,629    16,677
  Retained earnings                                           315,698   331,308
  Accumulated other comprehensive loss                         (2,038)   (1,999)
  Unamortized value of restricted stock issued                   (690)     (230)
  Less common stock in treasury, at cost -
   950,502 shares-2001; 950,135 shares-2000;                  (21,957)  (21,963)
                                                              -------   -------
          Total shareholders' equity                          310,650   325,795
                                                              -------   -------
                                                            $ 472,572   572,029
                                                              =======   =======
See accompanying notes to consolidated financial statements.

                             CDI CORP. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                     Years ended December 31, 2001, 2000 and 1999
                                    (In thousands)

                                                        2001     2000     1999
                                                       ------   ------   ------
Continuing Operations
 Operating activities:
  (Loss) earnings from continuing operations         $(15,610)  33,003   49,679
  Minority interests                                      406      872    1,223
  Depreciation                                         22,009   17,719   14,040
  Amortization of goodwill and intangible assets        6,194    5,931    4,304
  Non-cash restructure expenses                        21,709        -        -
  Income tax benefit (expense) (less) greater
   than tax payments                                  (23,378)  (1,836)   8,521
  Change in assets and liabilities
   net of effects from acquisitions:
   (Increase) decrease in accounts receivable         108,783  (17,471) (35,129)
   (Decrease) increase in payables
    and accrued expenses                              (19,758)  21,341   (5,966)
   Other                                                  509   (1,102)   2,121
                                                       ------   ------   ------
                                                      100,864   58,457   38,793
                                                       ------   ------   ------
 Investing activities:
  Purchases of fixed assets                           (19,439) (30,615) (27,585)
  Acquisitions, net of cash acquired                  (11,311) (11,677) (42,622)
  Other                                                 1,918   (1,427)    (589)
                                                       ------   ------   ------
                                                      (28,832) (43,719) (70,796)
                                                       ------   ------   ------
 Financing activities:
  Borrowings long-term debt                            10,581   37,661   34,704
  Payments long-term debt                             (55,530) (53,689)  (6,096)
  Obligations not liquidated
   because of outstanding checks                      (12,264)   1,122       18
  Other                                                     4      171      580
                                                       ------   ------   ------
                                                      (57,209) (14,735)  29,206
                                                       ------   ------   ------
Net cash flows from continuing
 operations                                            14,823        3   (2,797)
Net cash flows from discontinued
 operations                                                 -        -    7,264
                                                       ------   ------   ------
Increase in cash and cash equivalents                  14,823        3    4,467
Cash and cash equivalents at beginning of year         11,432   11,429    6,962
                                                       ------   ------   ------
Cash and cash equivalents at end of year             $ 26,255   11,432   11,429
                                                       ======   ======   ======

See accompanying notes to consolidated financial statements.

                                                                             27
                              CDI CORP. AND SUBSIDIARIES
                   Consolidated Statements of Shareholders' Equity
                    Years ended December 31, 2001, 2000 and 1999
                                   (In thousands)
                                                    2001      2000      1999
Common stock                                       -------   -------   -------
  Beginning of year                              $   2,002     2,000     1,995
  Exercise of stock options                              2         2         4
  Restricted stock issued                                4         -         1
                                                   -------   -------   -------
  End of year                                    $   2,008     2,002     2,000
                                                   =======   =======   =======
Additional paid-in capital
  Beginning of year                              $  16,677    16,539    15,534
  Exercise of stock options                             57       250       672
  Restricted stock-issued                              698         -       278
  Restricted stock-vesting/forfeiture                  (83)      (35)      (25)
  Restricted stock-change in value                       8      (147)       76
  Stock Purchase Plan                                  272        70         4
                                                   -------   -------   -------
  End of year                                    $  17,629    16,677    16,539
                                                   =======   =======   =======
Retained earnings
  Beginning of year                              $ 331,308   298,305   245,858
  Net (loss) earnings                              (15,610)   33,003    52,447
                                                   -------   -------   -------
  End of year                                    $ 315,698   331,308   298,305
                                                   =======   =======   =======
Accumulated other comprehensive loss
  Beginning of year                              $  (1,999)     (611)     (720)
  Translation adjustment                              (582)     (845)      109
  Unrealized loss on investment                        543      (543)        -
                                                   -------   -------   -------
  End of year                                    $  (2,038)   (1,999)     (611)
                                                   =======   ========   =======
Unamortized value of restricted stock issued
  Beginning of year                              $    (230)     (945)   (1,117)
  Restricted stock-issued                             (702)        -      (279)
  Restricted stock-vesting/forfeiture                   23       479       188
  Restricted stock-change in value                      (8)      147       (76)
  Restricted stock-amortization of value               227        89       339
                                                   -------   -------   -------
  End of year                                    $    (690)     (230)     (945)
                                                   ========   =======   =======
Treasury stock
  Beginning of year                              $ (21,963)  (21,444)  (21,181)
  Restricted stock issued                               29         -         -
  Exercise of stock options                              -       (40)      (75)
  Restricted stock-forfeiture                          (23)     (479)     (188)
                                                   -------   -------   -------
  End of year                                    $ (21,957)  (21,963)  (21,444)
                                                   ========  ========  ========
Comprehensive income
  Net (loss) earnings                            $ (15,610)   33,003    52,447
  Translation adjustment                              (582)     (845)      109
  Unrealized loss on investment                        543      (543)        -
                                                   -------   -------   -------
                                                 $ (15,649)   31,615    52,556
                                                   =======   =======   =======
See accompanying notes to consolidated financial statements.

                             CDI CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except shares, per share data and ratios)


Note 1. -  Significant Accounting Policies
------------------------------------------
     Principles of Consolidation - The consolidated financial statements include the accounts of CDI Corp. (CDI or the Company) and all wholly-owned and majority-owned subsidiaries after elimination of intercompany balances and transactions.

     Use of Estimates and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     The Company has risk participation arrangements with respect to workers compensation and health care insurance. The amounts included in the Company's costs related to this risk participation are estimated and can vary based on changes in assumptions, the Company's claims experience or the providers included in the associated insurance programs.

     The Company can be affected by a variety of factors including uncertainty relating to the performance of the U.S. economy, competition, demand for the Company's services, adverse litigation and claims and the hiring, training and retention of key employees.

     Allowance for Doubtful Accounts - An allowance against accounts receivable is provided for receivables that are not expected to be realized. The allowance is established based on historical experience and for any receivables that are known or estimated to be uncollectible.

     Fixed Assets - Fixed assets are stated at cost and are depreciated on the straight-line method at rates calculated to provide for retirement of assets at the end of their estimated useful lives. The annual rates generally are 14% to 33% for computer hardware, 14% to 50% for computer software and 10% to 25% for equipment and furniture. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the lease term.

     Goodwill and Other Intangible Assets, Net - Goodwill of $87,758 as of December 31, 2001 and $89,726 as of December 31, 2000 represents the cost in excess of the fair value of net assets acquired related to acquisitions and is being amortized on a straight-line basis generally over 15 or 20 years. For the years ended December 31, 2001, 2000 and 1999 amortization expense was $6,028, $5,763 and $3,478, respectively. Accumulated amortization was $21,616 as of December 31, 2001 and $15,588 as of December 31, 2000.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". SFAS 141 is effective for any business combinations initiated after June 30, 2001, while SFAS 142 becomes effective for the Company commencing January 1, 2002. Generally, SFAS 141 requires the Company to use the purchase method to account for its acquisitions, if any. The Company does not believe that the implementation of SFAS 141 will have a significant impact on its financial position or results of operations. SFAS 142 affects how the Company accounts for goodwill and other intangible assets acquired in both previous and any future acquisitions. SFAS 142 requires that the Company cease amortization of goodwill effective January 1, 2002, but that goodwill amounts carried on its balance sheet be subject to an annual impairment test.

     The Company is currently in the process of evaluating SFAS 142. A study is required by SFAS 142 to be completed by June 30, 2002, and any potential impairment must be finally determined and recorded by December 31, 2002.

      The Company reviews long-lived assets, goodwill and other identifiable intangibles to be held, used or disposed of for impairment based on the undiscounted cash flows from the related assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     In October 2001 the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 is effective for fiscal years beginning after December 15, 2001, and supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. Earlier application is permitted. Management is currently evaluating the impact of this Statement on the Company.

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

     Revenue Recognition - The Company derives its revenues from several sources. All of the Company's segments perform staffing services. The Company's Technical Services and Information Technology Services segments also typically perform project services. The Management Recruiters segment derives the majority of its revenue and profits from permanent placement fees, initial franchise fees and continuing franchise royalties.

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

   Project Services - Project services are generally provided on a cost-plus-fixed- fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for performance of the function or project. The Company recognizes revenues and associated costs on a gross basis as services are performed and costs are incurred using its employees. In instances where project services are provided on a fixed-price basis, the Company recognizes revenues using the percentage-of-completion method, and periodically evaluates the need to provide for any losses on these projects.

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

     There was no single customer from whom the Company derived 10% or more of its consolidated revenues during 2001, 2000, or 1999.

     In January 2002, the Emerging Issues Task Force of the FASB (the EITF) issued Consensus No. 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred". This consensus requires that certain reimbursable costs incurred and rebilled to customers be included in both revenues and cost of services, rather than "netting" these amounts in revenues. EITF Consensus 01-14 is effective for fiscal years commencing after December 15, 2001. The Company will implement this Consensus beginning in the first quarter of 2002 and appropriately reclassify prior periods. This Consensus will not affect financial position or net earnings, and is not expected to have a material effect on revenues and cost of services.

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

     Income Taxes - The Company accounts for income taxes in accordance with FASB Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires an asset and liability approach of accounting for income taxes. The Company and its wholly-owned U.S. subsidiaries file a consolidated federal income tax return.

     Cash and Cash Equivalents - The Company considers its holdings of highly liquid money-market instruments to be cash equivalents if the securities mature within 90 days from the date of acquisition. These investments are carried at cost, which approximates fair value.

     Fair Value of Financial Instruments - The Company's carrying value of significant financial instruments approximates fair value because of the nature and characteristics of its financial instruments. The Company's financial instruments are accounts receivable, accounts payable, accrued expenses and long-term debt. The Company does not have any off-balance sheet financial instruments or derivatives.

     Per Share Data - Earnings (loss) used to calculate both basic and diluted earnings (loss) per share for all periods are the reported earnings (loss) in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings (loss) pertain to common shareholders and no assumed adjustments are necessary.

     The number of common shares used to calculate basic and diluted earnings per share for 2001, 2000 and 1999 was determined as follows:

                                                2001        2000        1999
                                             ----------  ----------  ----------
Basic
  Average shares outstanding                 19,086,755  19,073,267  19,052,110
  Restricted shares issued not vested           (10,000)    (29,795)    (38,605)
                                             ----------  ----------  ----------
                                             19,076,755  19,043,472  19,013,505
                                             ==========  ==========  ==========
Diluted
  Shares used for basic                      19,076,755  19,043,472  19,013,505
  Dilutive effect of stock options                    -       7,757      63,661
  Dilutive effect of units under the
   Stock Purchase Plan                                -      52,183      34,738
  Dilutive effect of restricted shares
   issued not vested                                  -       1,020       4,073
                                             ----------  ----------  ----------
                                             19,076,755  19,104,432  19,115,977
                                             ==========  ==========  ==========

     In 2001, basic and diluted shares are the same because including the effect of common stock equivalents such as stock options, units under the Company's Stock Purchase Plan and restricted shares issued but not yet vested would have been antidilutive.

     Foreign Currency Translation - Foreign subsidiaries of the Company use local currency as the functional currency. Net assets are translated at year-end rates while revenues and expenses are translated at average exchange rates. Adjustments resulting from these translations are reflected in accumulated other comprehensive loss in shareholders' equity. Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of earnings.

     Comprehensive Income - Comprehensive income consists of net earnings, foreign currency translation adjustments and adjustments related to an equity investment which was classified as an available for sale security.

Note 2. -  Provision for Restructure and Other Charges
------------------------------------------------------
     In December 2001 the Board of Directors of the Company approved a Plan of Restructure (the Plan) which was designed to reorganize the Company's management and operations, exit lower-margin customer relationships and lower the Company's break-even point through a structural cost reduction. The Company intends to achieve this cost reduction by streamlining its information technology and financial systems and its operating management and support structures. In conjunction with the Plan, the Company recorded a provision for restructure in the fourth quarter of 2001 related to the following:

                                   Reduction        Cash        Net Accrual at
                         Amount    of Assets    Expenditures   December 31, 2001
                        -------   -----------   ------------   -----------------

Asset impairments        $ 14,231    (14,231)             -                  -
Provision for severance     4,716          -           (717)             3,999
Provision for termination
   of operating leases      3,479          -              -              3,479
                          --------   -------          -------          -------
                         $ 22,426    (14,231)          (717)             7,478
                          ========   ========         =======          =======


The breakdown of the restructuring charge among operating segments (see Note 12) was as follows:

Information Technology Services                                  $ 4,652
Technical Services                                                14,452
Management Recruiters                                              1,936
Todays Staffing                                                      596
Corporate                                                            790
                                                                 -------
                                                                 $22,426
                                                                 =======

      The Company anticipates that the net accruals at December 31, 2001, which are included in other accrued expenses in the accompanying balance sheet, will be substantially paid by September 30, 2002.

      The Plan calls for the decommissioning of the Company's Enterprise Resource Planning (ERP) system during the first six months of 2002 and the transition to systems that are targeted to the specific businesses that they support and that can be maintained at a lower cost. Accordingly, the Company wrote down its investment in the ERP software by $13,266 to the estimated fair value of the software at year-end. The Company will depreciate the remaining fair value of the software of $5,300 over the six months ending June 30, 2002 along with approximately $1,400 of associated computer hardware on which it resides and which has no alternative use. CDI will record additional depreciation of approximately $3,350 per quarter in the first six months of 2002 related to the plan to decommission the system. The remaining asset impairments of $965 relate to assets at closed units with no alternative use and goodwill.

      The provision for severance relates to the involuntary termination of approximately 350 employees. This program, which was communicated to employees prior to year-end, relates to a fundamental reorganization of the Company's lines of business and the management of those businesses. The Plan also calls for the exit of certain lower-margin customer relationships and the reorganization of the remaining business into four operating segments: Professional Services, Project Management, Permanent Placement and Temporary Staffing. Of the employees identified, substantially all of the terminations commenced in January 2002 and are expected to be substantially completed by September 30, 2002.

      The provision for termination of operating leases relates to the Company's decision to close 25 offices and to consolidate certain locations providing support services to the operating businesses. The Company commenced closing the offices and support locations in January 2002 and expects to substantially complete its facility closures by September 30, 2002.

     The Company also incurred event-driven charges of $8,788 in 2001 including:
Additional provision for doubtful accounts related to the exit of lower-margin customer relationship ($1,859), costs associated with the decision to decommission the Company's Enterprise Resource Planning system ($1,400), provisions for severance and office closures ($3,517), the write down of a strategic investment ($960) and certain other charges ($1,052). The breakdown of these charges by operating segment is as follows:

Information Technology Services                   $  1,267
Technical Services                                   3,201
Todays Staffing                                      1,143
Management Recruiters                                   63
Corporate                                            3,114
                                                  --------
                                                 $   8,788
                                                  ========

     In 2000, the Company recorded charges totaling $11,685 related to resolution of a dispute with its health insurance provider ($4,368), billing adjustments ($4,476), executive separation costs ($1,106) and other charges ($1,735). The breakdown of these charges among operating segments (see Note 12) was as follows:

Information Technology Services                   $  1,457
Technical Services                                   8,275
Todays Staffing                                        216
Corporate                                            1,737
                                                   -------
                                                  $ 11,685
                                                   ========

Note 3. -  Acquisitions
-----------------------
     Investments in businesses acquired totaled $6,333, $9,265 and $50,012 for the years ended December 31, 2001, 2000 and 1999, respectively. All acquisitions were accounted for using the purchase method. For 2001, assets of $4,451 were acquired (including goodwill of $4,180) along with liabilities of $293. A portion of the investment in 2001 reduced minority interests by $2,175. For 2000, assets of $8,297 were acquired (including goodwill of $6,825) along with liabilities of $46. A portion of the investment in 2000 reduced minority interests by $1,014. For 1999, assets of $55,603 were acquired (including goodwill of $44,736) together with liabilities of $6,330 and minority interests of $739.

     Investments in businesses acquired in 2000 amounting to $675 were not paid during the year and are not included in investing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2000. This amount was actually paid in 2001 and is included in investing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2001.

     Investments in businesses acquired in 1999 amounting to $7,390 were not paid during the year and are not included in investing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 1999. Of that amount, $4,303 and $3,087 were paid in 2001 and 2000, respectively and are included in investing activities in the Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000, respectively.

     Financial results of the acquired operations are reflected in the accompanying Consolidated Statements of Earnings from dates of acquisition. The acquisitions did not have a significant effect on reported earnings in the year of acquisition, and earnings would not have been significantly different from reported earnings had the acquisitions occurred at the beginning of the years.

     In connection with certain acquisitions, the Company is obligated to pay contingent consideration if the acquired businesses achieve certain earnings and operating performance targets over periods ranging from one to five years. In general, amounts are due based on pre-determined performance levels at the time of the acquisition. If such pre-determined performance levels are attained in the future in their entirety, contingent consideration approximating $1,093 would be due. Contingent consideration, when earned, is recorded as additional purchase consideration and would increase goodwill. Any such amounts are uncertain until required performance levels are actually attained.

Note 4. -  Accounts Receivable
------------------------------
     The Company's principal asset is accounts receivable, which arises as a result of the Company's provision of services under contract or agreement. Substantially all of the Company's customers are provided trade credit. The primary users of the Company's services are large, industrial organizations, many of which are Fortune 1000 companies. Historically, customer creditworthiness was not a significant issue. In the past two years however, deteriorating economic conditions as well as mergers and acquisitions activity among the Company's customers has increased CDI's credit risk. Mergers and acquisitions activity has increased CDI's credit risk either because customers have been spun off into smaller, more highly leveraged entities or because its business has become more concentrated within very large organizations. CDI has increasingly emphasized its customer creditworthiness and receivables collections, but was still required to increase its provision for doubtful accounts to $9,436 in 2001 (including the $1,859 even-driven charges associated with exited customer accounts) from $3,863 million in 2000 and $915 in 1999.

     Significant portions of the Company's revenue base and receivables are concentrated in certain industries. As of each of December 31, 2001 and 2000, receivables from customers in the electronics/information processing industries comprised approximately 20% and 25%, respectively of consolidated receivables, receivables from customers in the aircraft/aerospace industries comprised approximately 10% and 15% of consolidated receivables and customers in the telecommunications industry comprised approximately 10% and 15%, respectively of consolidated receivables.

Note 5. -  Fixed Assets
-----------------------
     Fixed assets at December 31, 2001 and 2000 were comprised of the following:

                                                              2001      2000
                                                             -------    ------
Computers and systems                                      $  95,872    95,999
Equipment and furniture                                       34,769    37,537
Leasehold improvements                                        13,016    11,640
                                                             -------    ------
                                                             143,657   145,176
Accumulated depreciation                                    ( 92,747)  (79,066)
                                                             -------    ------
                                                           $  50,910    66,110
                                                             =======    ======

Note 6. -  Long-term Debt
-------------------------
        Long-term debt at December 31, 2001 and 2000 was as follows:

                                                              2001      2000
                                                             -------   ------
Notes payable to banks under revolving credit agreement    $    -       25,000
Note payable to bank under committed line of credit             -       12,854
Notes payable to banks under uncommitted lines of credit        -        8,800
Other                                                          7,913     2,969
                                                              -------   ------
Total                                                          7,913    49,623
Less current portion                                          (7,913)       -
                                                              -------   ------
Long-term portion                                          $    -       49,623
                                                              =======   ======



             During 2001, the Company amended its unsecured revolving credit agreement (the "Credit Agreement") with a syndicate of banks. The aggregate commitment under the Credit Agreement was reduced to $75 million, reflecting the reduced capital needs of the Company currently, and the maturity of the agreement was extended to March 31, 2003. The Credit Agreement provides for an annual facility fee that can range from .3% to .4% of the banks' commitments depending upon the ratio of the Company's indebtedness to earnings (as defined in the agreement). As of December 31, 2001 the applicable facility fee was .3%. Interest on borrowings is at variable rates based on the London Interbank Offered Rate ("LIBOR") (adjusted for reserve requirements) plus a LIBOR margin that can range from .7% to 1.1% depending upon the ratio of the Company's indebtedness to earnings (as defined in the agreement).

     An unsecured committed line of credit with a bank that provided for up to $25 million of borrowings was terminated during 2001 because of the reduced capital needs of the Company currently.

     The Company maintains an uncommitted short-term line of credit for $18 million with a bank under which interest rates are quoted on a transactional basis that are related to the bank's cost of funds.

        Other debt consists principally of notes that mature in July, 2002.

        The weighted average interest rate incurred on borrowings for the years ended December 31, 2001, 2000 and 1999 was 4.95%, 6.75% and 5.68%, respectively.

        Borrowings at December 31, 2001 are classified as current because they are due within one year and the Company intends to repay such borrowings as they become due. Borrowings at December 31, 2000 were classified as long-term because the Company intended to refinance maturities as they became due under the Credit Agreement.

        The Credit Agreement contains certain financial ratio covenants. The Company was in compliance with the terms of the Credit Agreement as of December 31, 2001.

Note 7. -  Capital Stock
------------------------
Stock Classification - Common stock and Class B common stock have equal rights except that dividends (other than stock dividends) may be declared and paid on common stock in excess of amounts declared and paid on Class B common stock. The Class B common stock is convertible on a share-for-share basis into common stock. Class B shares so converted are then cancelled. At December 31, 2001, and 2000 no Class B common shares were issued.

Restricted Common Stock - During the years ended December 31, 2001 and 1999, the Company issued shares of restricted common stock which vest either with the passage of time (ranging from three to ten years) or based on the percentage achievement of pre-determined goals (covering periods ranging from three to five years). Shares that do not vest are forfeited.

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

     Changes in common shares outstanding for the years ended December 31, 2001, 2000 and 1999 follow:

                                              2001        2000        1999
                                           ----------  ----------  ----------
Shares issued
  Beginning of year                        20,015,561  19,999,463  19,951,300
  Exercise of stock options                     4,000      12,622      37,000
  Restricted stock issued                      45,000           -      11,000
  Stock Purchase Plan                          14,411       3,476         163
                                           ----------  ----------  ----------
  End of year                              20,078,972  20,015,561  19,999,463
                                           ==========  ==========  ==========
Treasury shares
  Beginning of year                           950,135     927,651     917,458
  Exercise of stock options                         -       2,517       3,150
  Restricted stock issued                      (1,250)          -           -
  Restricted stock forfeiture                   1,617      19,967       7,043
                                           ----------  ----------  ----------
  End of year                                 950,502     950,135     927,651
                                           ==========  ==========  ==========


Note 8. -  Stock Based Plans
----------------------------
     As of December 31, 2001, the Company maintains two stock-based incentive compensation plans under which the Company has granted stock options to certain employees and directors. The Company adopted the CDI Corp. 1998 Non-Qualified Stock Option Plan (the "1998 Plan") as a replacement for the Non-Qualified Stock Option and Stock Appreciation Rights Plan (the "Old Plan"). Coincident with the adoption of the 1998 Plan, no additional stock options or stock appreciation rights may be granted under the Old Plan. The Company has applied the same accounting practice to both the 1998 Plan and the Old Plan.

     Non-qualified stock options under the 1998 Plan may be granted to employees, directors and consultants. Stock options outstanding to individuals other than employees and directors are not significant. Grants under the 1998 Plan, except for grants to certain non-employee directors whose retainer fees may be paid in whole or in part via stock options, are determined by the Compensation Committee appointed by the Board of Directors. The price at which options are to be exercised may not be less than 100% of the fair market value per share of the Company's common stock on the date of grant and, unless otherwise determined by the Committee, options granted under the 1998 Plan will expire in ten years from the date of grant.

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

     As of December 31, 2001, 1,374,711 shares of common stock are reserved for future issuance under these plans upon the exercise of stock options. There are and have been no stock appreciation rights outstanding under the Old Plan.

     Activity under both stock option plans is as follows:

                                              Shares subject    Weighted average
                                                to options       exercise price
                                              --------------    ----------------
December 31, 1998                                 809,961           $ 32.18

Granted                                           553,747           $ 24.38
Exercised                                         (37,000)          $ 14.78
Cancelled                                        (189,674)          $ 28.48
                                                ---------
December 31, 1999                               1,137,034           $ 27.56

Granted                                           742,141           $ 20.94
Exercised                                         (12,622)          $ 18.32
Cancelled                                        (593,912)          $ 27.46
                                                ---------
December 31, 2000                               1,272,641           $ 25.72

Granted                                           869,730           $ 15.40
Exercised                                          (4,000)          $ 14.23
Cancelled                                        (414,658)          $ 25.49
                                                ---------
December 31, 2001                               1,723,713           $ 20.59
                                                =========

     Additional information regarding options outstanding as of December 31, 2001, 2000 and 1999, is as follows:

                                               2001        2000        1999
                                             ---------   ---------   ---------
Range of exercise prices
  Lowest                                   $ 14.23       15.31       15.00
  Highest                                  $ 46.50       46.50       46.50
Weighted average remaining life              7.8 years   7.0 years   7.3 years
Options exercisable
  Number of shares                           439,886     334,597     250,609
  Weighted average exercise price          $ 30.71       30.46       31.24

     The Company accounts for stock options granted to employees and directors using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for awards granted at exercise prices that are at or above fair market value.

     SFAS No. 123, "Accounting for Stock-Based Compensation," uses a fair value based method of accounting for stock options. Had SFAS No. 123 been adopted, additional compensation expense would have been recorded. Compensation expense has been determined for the Company's stock option plans based on the fair values of awards at dates of grant. If SFAS No. 123 had been adopted, earnings from continuing operations and related earnings per share would have been the pro forma amounts indicated below for the years ended December 31, 2001, 2000 and 1999:

                                                     2001      2000      1999
                                                    ------    ------    ------
(Loss) earnings from continuing operations
  As reported                                     $(15,610)    33,003    49,679
  Pro forma                                       $(19,082)    30,017    47,621
Basic earnings per share
(Loss) earnings from continuing operations
  As reported                                     $   (.82)      1.73      2.61
  Pro forma                                       $  (1.00)      1.58      2.50
Diluted earnings per share
(Loss) earnings from continuing operations
  As reported                                     $   (.82)      1.73      2.60
  Pro forma                                       $  (1.00)      1.57      2.49

     The pro forma results may not be representative of the effects on reported earnings for future years. These results consider the impact of stock options granted since January 1, 1995 only. The weighted average fair value of options granted in 2001, 2000 and 1999 has been estimated on the dates of grant using the Black-Scholes Option Pricing Model using the following weighted-average assumptions:

                                                    2001      2000      1999
                                                  --------  --------  --------
Risk-free interest rate                           4.84%     6.43%      5.41%
Expected life of option                           10 years  10 years   10 years
Expected stock price volatility                   40%       46%        42%
Expected dividend yield                           -         -          -

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

     Under the terms of the 2000 Stock Unit Plan ("SUP"), designated employees have the opportunity to earn shares of CDI common stock. Current grants under the plan vest with three continuous years of service ending June 30, 2003.

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

     If a participant's employment terminates or service on the Company's Board of Directors ceases for any reason after three years from the start of a vesting period (regardless of the vesting period chosen), the participant will receive shares of the Company's common stock for all the SPP or SUP units credited to his account pertaining to the vesting period. If employment for an employee participant terminates within the first three years of a vesting period, the employee participant, under certain circumstances, may receive cash in lieu of shares of the Company's common stock in an amount that does not take into account any appreciation in the value of such shares or the Company's matching contribution of units. If an SUP Participant terminates before completing three continuous years of service by June 30, 2003 all benefits are forfeited. If a non-employee director does not stand for re-election to the Board, he will receive shares of the Company's common stock for all the SPP units credited to his account regardless of the vesting period chosen.

     There are 129,262 SPP units and SUP units outstanding (including Company matching units) as of December 31, 2001. These SPP units were determined using a weighted average market price of $18.91 per share. Costs charged to earnings during 2001, 2000 and 1999 related to this plan were $824, $657 and $1,133, respectively. Costs charged to earnings related to employee participants include the amount of the deferred bonus for the year used to purchase SPP units plus a portion of the value of the Company match SPP units credited to participant's accounts. Company match SPP units have a fixed value determined at the time participants' accounts are credited, which value is charged to earnings over a three-year period, the minimum period over which employee participants vest in these units. Costs charged to earnings related to non-employee directors include the amount of the deferred retainers fees used to purchase SPP units plus the value of the Company match SPP units credited to a director's account. These Company match units have a fixed value that is charged to earnings over a one-year period.

Note 9. -  Income Taxes
-----------------------
     Income tax benefit (expense) relating to continuing operations for the years ended December 31, 2001, 2000 and 1999 was comprised of the following:

                                               Total   Federal   State   Foreign
                                              -------  -------  -------  -------
2001
Current                                      $ (4,610)  (1,036) (1,554)  (2,020)
Deferred                                       13,608    8,746   4,677      185
                                               ------   ------   -----    -----
                                             $  8,998    7,710   3,123   (1,835)
                                               ======   ======   =====    =====
2000
Current                                      $(26,199) (18,788) (3,069)  (4,342)
Deferred                                       (5,458)  (4,157) (1,322)     (21)
                                               ------   ------   -----    ------
                                             $(20,741) (14,631) (1,747)  (4,363)
                                               ======   ======   =====    =====
1999
Current                                      $(27,311) (21,080) (3,012)  (3,219)
Deferred                                       (5,649)  (4,664) (1,025)      40
                                               ------   ------   -----    -----
                                             $(32,960) (25,744) (4,037)  (3,179)
                                               ======   ======   =====   ======

     The tax effects of the principal components creating net deferred income tax assets as of December 31, 2001 and 2000 were as follows:

                                                                 2001      2000
                                                                ------    ------
Components creating deferred tax assets
  Expenses not currently deductible (principally
   compensation and payroll-related)                         $ 26,966    22,085
  Intangible assets amortization                                  140       664
  Other                                                           489       698
  Operating loss carryforwards                                  3,274       628
                                                               ------    ------
                                                               30,869    24,075

Components creating deferred tax liabilities
  Deferral of revenues and accounts receivable                 (1,524)   (2,735)
  Basis differences for fixed assets                           (2,291)   (8,924)
  Other                                                        (3,441)   (1,719)
                                                               ------    ------
                                                              ( 7,256)  (13,378)
                                                               ------    ------
                                                             $ 23,613  $ 10,697
                                                               ======    ======

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the benefits of the deferred tax assets will not be achieved. The ultimate realization of deferred tax assets is dependent upon several factors, including past and future taxable income. Based upon the assessment of the prospects for achieving the benefits of the deferred tax assets, the Company believes it is more likely than not that such benefits will be realized.

     The effective income tax rates relating to continuing operations for the years ended December 31, 2001, 2000 and 1999 differed from the applicable federal rate as follows:
                                                            2001   2000   1999
                                                            ----   ----   ----
Federal rate                                                  35%  (35%)  (35%)
State income taxes                                             7%  ( 2%)  ( 3%)
Expenses permanently nondeductible for
 tax purposes                                                 (4%) ( 1%)  ( 1%)
Other                                                         (1%)    -      -
                                                              ----  ---    ---
Effective income tax rate                                     37%  (38%)  (39%)
                                                              ===   ===    ===
At December 31, 2001 for state income tax purposes, there are operating loss carryforwards aggregating approximately $46,000 expiring in varying amounts from 2003 through 2019.

Note 10. -  Retirement Plans
----------------------------
     Trusteed contributory and non-contributory defined contribution retirement plans have been established for the benefit of eligible employees. Costs of the plans are charged to earnings and are based on either a formula using a percentage of compensation or an amount determined by the Board of Directors of the Company. Costs of the plans that are qualified for income tax purposes are funded. Costs of plans that are not qualified are not funded. Charges to earnings for these retirement plans for the years ended December 31, 2001, 2000 and 1999 were $4,099, $5,771, and $5,304, respectively.

     The Company does not provide other post-retirement or post-employment benefits.

Note 11. -  Leases
------------------
     Offices used for sales, recruiting and administrative functions and facilities used for in-house engineering, design and drafting are occupied under numerous leases that expire through 2009. In addition, there are leases for computers and office equipment. Rental expense under all leases for the years ended December 31, 2001, 2000 and 1999 was $28,684, $26,679, and $23,918,
respectively.

     For periods after December 31, 2001, approximate minimum annual rental expense under non-cancelable leases aggregate $52,140 with rentals of $16,759 due in 2002, $12,865 due in 2003, $11,126 due in 2004, $7,558 due in 2005, and
$3,342 due in 2006, and $490 due thereafter. These amounts include accrued lease liabilities of $3,479 included in the liability for restructure as of December 31, 2001.

Note 12. -  Operating Segments
------------------------------
     The Company's internal reporting structure is based upon type of services provided and, in the case of certain services having similar characteristics, upon management responsibility. Internal operating units that have similar characteristics have been aggregated and are reported as the Technical Services segment.

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

     Todays Staffing provides temporary administrative, clerical and legal staffing services.

     Operating segment data for the years ended December 31, 2001, 2000 and 1999 follows.

                                                  2001       2000       1999
                                                ---------  ---------  ---------
Revenues
--------
Information Technology Services               $   352,157    355,693    331,521
Technical Services                                840,015    985,891    929,118
Management Recruiters                             102,220    136,752    113,343
Todays Staffing                                   193,666    238,908    227,895
                                                ---------  ---------  ---------
                                              $ 1,488,058  1,717,244  1,601,877
                                                =========  =========  =========
(Loss) earnings from continuing operations
before income taxes and minority
interests
-----------------------------------
Operating (loss) profit
  Information Technology Services             $    11,832     17,369     22,581
  Technical Services                              (24,883)    21,827     44,435
  Management Recruiters                            12,746     30,716     22,450
  Todays Staffing                                   2,616     15,153     15,166
  Corporate expenses                              (23,448)   (25,260)   (18,656)
                                                ---------  ---------  ---------
                                                  (21,137)    59,805     85,976
Interest expense                                    3,065      5,189      2,114
                                                ---------  ---------  ---------
                                              $   (24,202)    54,616     83,862
                                                =========  =========  =========
Depreciation and amortization
-----------------------------
Information Technology Services               $     4,956      3,697      1,787
Technical Services                                 14,252     11,763      9,129
Management Recruiters                               4,085      3,568      2,873
Todays Staffing                                     3,401      3,674      3,755
Corporate                                           1,509        948        800
                                                ---------  ---------  ---------
                                              $    28,203     23,650     18,344
                                                =========  =========  =========
Assets
------
Information Technology Services               $   104,787    133,413    131,303
Technical Services                                242,233    314,897    276,691
Management Recruiters                              47,247     52,029     54,821
Todays Staffing                                    50,171     62,199     58,555
Corporate                                          28,134      9,491      9,454
Net assets of discontinued operations                   -         -         856
                                                ---------  ---------  ---------
                                              $   472,572    572,029    531,680
                                                =========  =========  =========

                                                   2001       2000       1999
                                                ---------  ---------  ---------
Purchases of fixed assets
-------------------------
Information Technology Services               $     3,242      5,003      4,277
Technical Services                                 10,970     20,180     18,394
Management Recruiters                               2,200      2,604      2,128
Todays Staffing                                       958      1,781      1,178
Corporate                                           2,069      1,047      1,608
                                                ---------  ---------  ---------
                                              $    19,439     30,615     27,585
                                                =========  =========  =========

     Intersegment activity is not significant. Therefore, revenues reported for each operating segment are substantially all from external customers.

     The Company is domiciled in the United States and its segments operate primarily in the United States. Revenues and fixed assets by geographic area for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                  2001       2000       1999
                                                ---------  ---------  ---------
Revenues
--------
  United States                               $ 1,308,030  1,545,243  1,466,973
  Canada, Europe and other                        180,028    172,001    134,904
                                                ---------  ---------  ---------
                                              $ 1,488,058  1,717,244  1,601,877
                                                =========  =========  =========
Fixed assets
------------
  United States                               $    44,239     61,369     50,139
  Canada, Europe and other                          6,671      4,741      3,117
                                                ---------  ---------  ---------
                                              $    50,910     66,110     53,256
                                                =========  =========  =========

     Segment operating results in 2001 and 2000 were impacted as described in
Note 2. - Provision for Restructure and Other Charges.

Note 13. - Operating Segments Under New Management Structure
------------------------------------------------------------
     As described above, the Company has reorganized its management and reporting relationships effective January 1, 2002 along four operating segments:
Professional Services, Project Management, Permanent Placement and Temporary Staffing. The Permanent Placement and Temporary Staffing operating segments consist of MRI and Todays Staffing, respectively. The Professional Services segment consists of the Technical Services staffing business, the Information Technology Services staffing business and the Company's AndersElite operations in the United Kingdom. The Project Management operating segment consists of CDI's engineering, information technology and telecommunications project management businesses. The Company is providing the following information to present results of operations for the years ended December 31, 2001, 2000 and 1999 for the new reporting structure as if that structure had been in place during 2001:


                                                  2001       2000       1999
                                                ---------  ---------  ---------
Revenues
--------
Professional Services                         $   784,557    884,956    836,226
Project Management                                407,615    456,627    424,413
Management Recruiters                             102,220    136,753    113,343
Todays Staffing                                   193,666    238,908    227,895
                                                ---------  ---------  ---------
                                              $ 1,488,058  1,717,244  1,601,877
                                                =========  =========  =========


(Loss) earnings from continuing operations
before income taxes and minority interests
------------------------------------------
Operating (loss) profit
   Professional Services                      $   ( 3,984)    20,148     33,529
   Project Management                             ( 9,067)    19,048     33,487
   Management Recruiters                           12,746     30,716     22,450
   Todays Staffing                                  2,616     15,153     15,166
   Corporate expenses                             (23,448)   (25,260)   (18,656)
                                                 ---------  ---------  ---------
                                                  (21,137)    59,805     85,976
   Interest expense                                 3,065      5,189      2,114
                                                 ---------  ---------  ---------
                                              $   (24,202)    54,616     83,862
                                                 =========  =========  =========

     The following represents quarterly operating results for 2001 under the new reporting structure:


                                             First   Second   Third   Fourth
                                            Quarter Quarter  Quarter  Quarter
                                            -------  -------  -------  -------
Revenues
--------
Professional Services                      $212,170   203,079  191,507  177,801
Project Management                          108,555   105,351   98,298   95,411
Management Recruiters                        30,375    27,121   23,570   21,154
Todays Staffing                              54,066    51,946   45,388   42,266
                                           --------   -------  -------  -------
Total                                      $405,166   387,497  358,763  336,632
                                           ========   ========  ======= =======

Operating (Loss) Profit
-----------------------
Professional Services                      $  3,294     2,336    1,650  (11,264)
Project Management                            2,672   (   527) ( 1,513) ( 9,699)
Management Recruiters                         5,740     4,653    3,089  (   736)
Todays Staffing                               1,926     1,448  (   492) (   266)
Corporate                                   ( 6,454)  ( 5,171) ( 4,892) ( 6,931)
                                           --------   -------  -------  -------
Total                                      $  7,178     2,739  ( 2,158) (28,896)
                                           ========   ========  ======= =======

         Operating (loss) profit for 2001 includes the provision for restructure recognized in the fourth quarter as follows: Professional Services $12,467; Project Management $6,637; Management Recruiters $1,936; Todays Staffing $596; Corporate $790.

Note 14. -  Discontinued Operations
-----------------------------------
     In prior years the Company adopted plans to dispose of two separate lines of business within Technical Services that provided certain specialized services to the automotive industry. These businesses have been classified as discontinued operations in the Company's reported results of operations. The disposal or liquidation of these businesses was completed in prior years.

     Adjustments were made in 1999 to prior year provisions for loss from discontinued operations resulting in a gain after taxes of $2,768 primarily from the recovery on a disputed contract receivable and adjustment of certain estimates.

Note 15. -  Legal Proceedings and Claims
----------------------------------------
     The Company has litigation and other claims pending which have arisen in the ordinary course of business. There are substantive defenses and/or insurance available such that the outcome of these items should not have a material adverse effect on the financial condition or results of operations of the Company.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of CDI Corp.:

     We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under the heading "Financial statement schedules" on page 50. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





Philadelphia, PA                                    /s/ KPMG LLP
February 20, 2002                                -------------------------------
                                                    KPMG LLP

                             CDI CORP. AND SUBSIDIARIES
                           Quarterly Results (Unaudited)
                       Years ended December 31, 2001 and 2000
                       (In thousands, except per share data)


                                      First  Second   Third  Fourth
                                     Quarter Quarter Quarter Quarter   Year
                                     ------- ------- ------- ------- ----------
2001
----
Revenues                          $ 405,166 387,497 358,763  336,632  1,488,058
Gross profit                        109,904 101,086  90,818   81,026    382,834
Operating (loss) profit               7,178   2,739  (2,158) (28,896)   (21,137)
Interest expense                        938     924     867      336      3,065
Net (loss) earnings               $   3,745     989  (1,970) (18,374)   (15,610)

Basic and diluted earnings
  (loss) per share:               $     .20     .05    (.10)    (.96)      (.82)

2000
----
Revenues                          $ 421,400 437,447 441,571  416,826  1,717,244
Gross profit                        114,022 122,685 120,916  109,136    466,759
Operating profit (loss)              20,914  22,798  18,978   (2,885)    59,805
Interest expense                      1,048   1,393   1,392    1,356      5,189
Net earnings (loss)               $  11,804  12,828  11,220   (2,849)    33,003

Basic and diluted earnings
  (loss) per share:               $     .62     .67     .59     (.15)     1.73

      There were $22.4 million of pre-tax charges in the fourth quarter of 2001 related to the Company's provision for restructure.

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











                                   PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this report

          Financial statements
            The consolidated balance sheets of the Registrant as of December 31, 2001 and 2000, the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years ended December 31, 2001, 2000 and 1999, the footnotes thereto and the report of KPMG LLP, independent auditors, are filed herewith.

          Financial statement schedules
            Schedule submitted for the years ended December 31, 2001, 2000 and 1999.
            II - Valuation and Qualifying Accounts

     (b) Registrant did not file a Form 8-K during the quarter ended December 31, 2001.

     (c)  Exhibits

           3.(i) Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

             (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 1-5519).

          10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

             b. Amended and Restated CDI Corp. 1998 Non-Qualified Stock Option Plan.(Constitutes a management contract or compensatory plan or arrangement)

             c. CDI Corp. Performance Shares Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

             d. Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

             e. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1989 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

             f. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

             g. Amendment dated as of April 12, 2000 to Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended
                   June 30, 2000 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangements)

            h. Employment Agreement dated July 8, 1997, including Restricted Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            i. Supplemental Retirement Agreement dated November 18, 1997 by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            j. Employment Agreement effective January 1, 1998 by and between Registrant and Joseph R. Seiders, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            k. Restricted Stock Agreement dated as of October 25, 1999 between Registrant and Gregory L. Cowan, incorporated herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1999 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

            l. Consulting and Non-Competition Agreement and Release and Waiver of Claims dated June 4, 2001 by and between the Registrant and Brian J. Bohling, incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2001(File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

            m. Release and Waiver of Claims dated as of December 4, 2001 by and between the Registrant and Raymond S. Barratt. (Constitutes a management contract or compensatory plan or agreement)

            n. Employment Agreement dated as of October 1, 2001 by and between Registrant and Roger H. Ballou.(Constitutes a management contract or compensatory plan or agreement)

          21.     Subsidiaries of the Registrant.

          23.     Consents of experts and counsel.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              CDI Corp.
-------------------------------------


By: /s/ Roger H. Ballou
-------------------------------------
    President and Chief Executive
    Officer

Date:   March 14, 2002
-------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Roger H. Ballou
-------------------------------------
    Roger H. Ballou
    President, Chief
    Executive Officer and Director
    (Principal Executive Officer)

Date:   March 14, 2002
-------------------------------------


By:  /s/ Gregory L. Cowan
-------------------------------------
    Gregory L. Cowan
    Executive Vice President
    and Chief Financial Officer
    (Principal Financial and
    Accounting Officer)

Date:   March 14, 2002
-------------------------------------


By: /s/ Walter E. Blankley
-------------------------------------
    Walter E. Blankley
    Director

Date:   March 20, 2002
-------------------------------------

By: /s/ Michael J. Emmi
-------------------------------------
    Michael J. Emmi
    Director

Date:   March 14, 2002
-------------------------------------


By: /s/ Walter R. Garrison
-------------------------------------
    Walter R. Garrison
    Director

Date:   March 14, 2002
-------------------------------------


By: /s/ Kay Hahn Harrell
-------------------------------------
    Kay Hahn Harrell
    Director

Date:   March 14, 2002
-------------------------------------


By: /s/ Lawrence C. Karlson
-------------------------------------
    Lawrence C. Karlson
    Director

Date:   March 15, 2002
-------------------------------------


By: /s/ Allen M. Levantin
-------------------------------------
    Allen M. Levantin
    Director

Date:   March 16, 2002
-------------------------------------

By: /s/ Alan B. Miller
-------------------------------------
    Alan B. Miller
    Director

Date:   March 14, 2002
-------------------------------------


By: /s/ Barton J. Winokur
-------------------------------------
    Barton J. Winokur
    Director

Date:   March 18, 2002
-------------------------------------

                                                                    Schedule II
                                                                    -----------



                             CDI CORP. AND SUBSIDIARIES

                          Valuation and Qualifying Accounts
                      (Allowance for Uncollectible Receivables)

                     Years ended December 31, 2001, 2000 and 1999


                                            Uncollectible
                                 Additions   receivables
                     Balance at   charged    written off,               Balance
                     beginning      to         net of        Other      at end
                      of year     earnings   recoveries     changes     of year
                     ----------  ---------  -------------  ----------  ---------

December 31, 2001   $ 3,694,000  9,436,000    4,753,000          -     8,377,000

December 31, 2000   $ 4,203,000  3,863,000    4,372,000          -     3,694,000

December 31, 1999   $ 6,000,000    915,000    2,807,000     95,000(a)  4,203,000










(a)   Allowance of acquired businesses at dates of acquisition.

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                               -------------------



                                    CDI CORP.


                               -------------------


                                    EXHIBITS


                                       to


                                  Annual Report


                                    FORM 10-K


                           Year ended December 31, 2001


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

   (ii) Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1990(File No. 1-5519).

10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997
         (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   b.    Amended and Restated CDI Corp. 1998 Non-Qualified Stock Option
         Plan. (Constitutes a management contract or compensatory plan or
         arrangement)                                                        59

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

                                   INDEX TO EXHIBITS

Number                                  Exhibit                             Page
-------  ----------------------------------------------------------------   ----
   h.    Employment Agreement dated July 8, 1997, including Restricted
         Stock Agreement and Non-Qualified Stock Option Agreement, by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   i. Supplemental Retirement Agreement dated November 18, 1997 by and between Registrant and Brian J. Bohling, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   j. Employment Agreement effective January 1, 1998 by and between Registrant and Joseph R. Seiders, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   k. Restricted Stock Agreement dated as of October 25, 1999 between Registrant and Gregory L. Cowan, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1999 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   l. Consulting and Non-Competition Agreement and Release and Waiver of Claims dated June 4, 2001 by and between the Registrant and Brian J. Bohling, incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2001
         (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

   m. Release and Waiver of Claims dated as of December 4, 2001 by and between Registrant and Raymond S. Barratt. (Constitutes a management contract or compensatory plan or arrangement)

   n. Employment Agreement dated as of October 1, 2001 by and between Registrant and Roger H. Ballou. (Constitutes a management
         contract or compensatory arrangement)                               71

21.      Subsidiaries of the Registrant.                                     98

23.      Consents of experts and counsel.                                   100