Form 10-Q
period 2002-03-31
CDI CORP
filed 2002-05-15
CIK 18396

1
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002
                                      --------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of April 30, 2002 were:

     Common stock, $.10 par value                   19,217,739 shares
     Class B common stock, $.10 par value                  None

                       PART 1.  FINANCIAL INFORMATION

                         CDI CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (In thousands)



                                                    March 31,
                                                      2002      December 31,
Assets                                             (unaudited)     2001
------                                             -----------  ------------
Current assets:
 Cash                                               $ 49,727       26,255
 Accounts receivable, less allowance
  for doubtful accounts of $ 7,940 -
  March 31, 2002; $8,162 - December 31,
  2001                                               242,482      252,721
 Prepaid expenses                                      6,561        6,577
 Deferred income taxes                                16,731       16,786
 Assets of discontinued operations                    11,427       14,840
                                                     -------      -------
        Total current assets                         326,928      317,179

Fixed assets, at cost:
 Computers and systems                                98,724       97,545
 Equipment and furniture                              28,582       30,382
 Leasehold improvements                               12,027       12,207
                                                     -------      -------
                                                     139,333      140,134
 Accumulated depreciation                            (97,098)     (90,145)
                                                     -------      -------
        Net fixed assets                              42,235       49,989

Deferred income taxes                                  6,216        5,709
Goodwill, net                                         87,682       87,469
Other assets                                          12,102       12,226
                                                     -------      -------
                                                   $ 475,163      472,572
                                                     =======      =======

                         CDI CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      (In thousands, except share data)



                                                    March 31,
                                                      2002      December 31,
Liabilities and Shareholders' Equity               (unaudited)     2001
------------------------------------               -----------  ------------
Current liabilities:
  Obligations not liquidated because
   of outstanding checks                           $  16,939       10,304
  Accounts payable                                    31,679       29,684
  Withheld payroll taxes                               6,482        5,597
  Accrued expenses                                    85,415       88,628
  Income taxes payable                                   602        2,512
  Current portion of long-term debt                    7,228        7,913
  Liabilities of discontinued operations               5,267        3,513
                                                     -------      -------
         Total current liabilities                   153,612      148,151

Deferred compensation                                 11,501       12,396
Minority interests                                     1,097        1,375
Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                                  -           -
  Common stock, $.10 par value -
   authorized 100,000,000 shares; issued
   20,133,876 shares - March 31, 2002;
   20,078,972 shares - December 31,
   2001                                                2,013        2,008
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                                  -            -
  Additional paid-in capital                          18,745       17,629
  Retained earnings                                  313,240      315,698
  Accumulated other comprehensive loss                (2,445)      (2,038)
  Unamortized value of restricted stock
   issued                                               (633)        (690)
  Less common stock in treasury, at cost -
   950,965 shares - March 31, 2002;
   950,502 shares - December 31, 2001                (21,967)     (21,957)
                                                     -------      -------
         Total shareholders' equity                  308,953      310,650
                                                     -------      -------
                                                   $ 475,163      472,572
                                                     =======      =======

                         CDI CORP. AND SUBSIDIARIES

                     Consolidated Statements of Earnings
               (In thousands, except per share data; unaudited)


                                                         Three months ended
                                                              March 31,
                                                         ------------------
                                                          2002       2001
                                                         -------    -------

Revenues                                               $ 313,134    395,074

Cost of services                                         233,810    289,720
                                                         -------    -------
Gross profit                                              79,324    105,354

Operating and administrative costs                        79,639     99,096

Provision for restructure                                  4,053          -
                                                         -------    -------
Operating (loss) profit                                   (4,368)     6,258

Interest expense, net                                         85        938
                                                         -------    -------
(Loss) earnings from continuing operations
 before income taxes and minority interests               (4,453)     5,320

Income tax benefit (expense)                               1,593     (2,038)
                                                         -------    -------
(Loss) earnings from continuing operations
 before minority interests                                (2,860)     3,282

Minority interests                                            66        105
                                                         -------    -------
(Loss) earnings from continuing operations                (2,926)     3,177

Discontinued operations                                      468        568
                                                         -------    -------
Net (loss) earnings                                     $ (2,458)     3,745
                                                         =======    =======

(Loss) earnings per share:
  Basic
    Continuing operations                               $   (.15)       .17
    Discontinued operations                             $    .02        .03
    Net (loss) earnings                                 $   (.13)       .20
  Diluted
    Continuing operations                               $   (.15)       .17
    Discontinued operations                             $    .02        .03
    Net (loss) earnings                                 $   (.13)       .20

                                                                               5
                         CDI CORP. AND SUBSIDIARIES
               Consolidated Statements of Shareholders' Equity
                            (In thousands; unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                         ------------------
                                                          2002       2001
Common stock                                             -------    -------
  Beginning of period                                  $   2,008      2,002
  Exercise of stock options                                    3          -
  Stock Purchase Plan                                          2          -
                                                         -------    -------
  End of period                                           $2,013      2,002
                                                         =======    =======
Additional paid-in capital
  Beginning of period                                  $  17,629     16,677
  Exercise of stock options                                  672          -
  Restricted stock issued                                      -         86
  Restricted stock-vesting/forfeiture                          4          -
  Restricted stock- change in value                            8         (4)
  Stock Purchase Plan                                        432          -
                                                         -------    -------
  End of period                                        $  18,745     16,759
                                                         =======    =======
Retained earnings
  Beginning of period                                  $ 315,698    331,308
  Net (loss) earnings                                     (2,458)     3,745
                                                         -------    -------
  End of period                                        $ 313,240    335,053
                                                         =======    =======
Accumulated other comprehensive loss
  Beginning of period                                  $  (2,038)    (1,999)
  Translation adjustment                                    (407)    (1,138)
  Loss on investment recognized in earnings                    -        543
                                                         -------    -------
  End of period                                        $  (2,445)    (2,594)
                                                         =======    =======
Unamortized value of restricted stock issued
  Beginning of period                                  $    (690)      (230)
  Restricted stock issued                                     -         (70)
  Restricted stock-vesting/forfeiture                         10         23
  Restricted stock-change in value                            (8)         4
  Restricted stock-amortization of value                      55         28
                                                         -------    -------
  End of period                                        $    (633)      (245)
                                                         =======    =======
Treasury stock
  Beginning of period                                  $ (21,957)   (21,963)
  Restricted stock-vesting/forfeiture                        (10)       (23)
                                                         -------    -------
  End of period                                        $ (21,967)   (21,986)
                                                         =======    =======
Comprehensive income
  Net (loss) earnings                                  $  (2,458)     3,745
  Translation adjustment                                    (407)    (1,138)
  Loss on investment recognized in earnings                    -        543
                                                         -------    -------
                                                       $  (2,865)     3,150
                                                         =======    =======

                         CDI CORP. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                            (In thousands; unaudited)


                                                           Three months ended
                                                                March 31,
                                                          ------------------
                                                            2002      2001
Continuing Operations                                      ------    ------
Operating activities:
  (Loss) earnings from continuing operations             $ (2,926)    3,177
  Minority interests                                           66       105
  Depreciation                                              8,343     5,210
  Amortization of goodwill                                      -     1,426
  Provision for restructure                                 4,053         -
    Income tax benefit (expense)(less) than
   tax payments                                            (2,362)   (6,048)
  Change in assets and liabilities
    Decrease in accounts receivable                        10,239     2,366
    (Decrease) in payables and accrued expenses            (3,268)   (3,483)
    Other                                                    (723)     (183)
                                                           ------    ------
                                                           13,422     2,570
                                                           ------    ------
Investing activities:
  Purchases of fixed assets                                (2,671)   (5,115)
  Acquisitions net of cash acquired                          (791)   (8,143)
  Other                                                     1,240        (6)
                                                           ------    ------
                                                           (2,222)  (13,264)
                                                           ------    ------
Financing activities:
  Borrowings on long-term debt                                  -     8,273
  Payments on long-term debt                                 (685)        -
  Obligations not liquidated because of
   outstanding checks                                       6,635    (1,549)
  Proceeds from stock plans                                   687         -
                                                           ------    ------
                                                            6,637     6,724
                                                           ------    ------
Net cash flows from continuing operations                  17,837    (3,970)

Net cash flows from discontinued operations                 5,635    (1,023)
                                                           ------     ------
Increase (decrease) in cash                                23,472    (4,993)

Cash at beginning of period                                26,255    11,432
                                                           ------    ------
Cash at end of period                                    $ 49,727     6,439
                                                           ======    ======

                                    CDI Corp.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                        (In thousands, except share data)
                                   (unaudited)


1.       Basis of Presentation

      The accompanying condensed consolidated financial statements of CDI Corp. (CDI or the Company) are unaudited. The balance sheet as of December 31, 2001 is condensed from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 2001 reported in Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of CDI's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal, recurring adjustments except for restructuring and event-driven items as noted) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods. Certain amounts in prior periods have been reclassified to conform to the current period classification.

      Results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the full year or any portion thereof.

      Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 - "Goodwill and Other Intangible Assets" (SFAS 142). The Company ceased amortizing goodwill effective January 1, 2002. During the three months ended March 31, 2001, the Company recorded $1,426 of goodwill amortization. The Company has commenced a study of its recorded goodwill as of January 1, 2002 to determine any potential impairment per SFAS
142. This study will be completed by June 30, 2002 and impairments, if any, will be determined and recorded no later than December 31, 2002 (see note 6).

      Effective January 1, 2002, the Company also implemented Emerging Issues Task Force Consensus No. 01-14 "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" (the Consensus). The Consensus requires that certain reimbursable costs incurred and rebilled to customers be included in both revenues and cost of services, rather than "netting" these amounts in revenues. The effect of the Consensus was to increase revenues and cost of services by $11,677 in the first quarter of 2002 compared to the Company's prior methodology, with no effect on gross profit or net (loss) earnings. Revenues and cost of services for the first quarter ended March 31, 2001 were reclassified, with each being increased by $14,350 to conform to the new presentation.

      Effective January 1, 2002, the Company also adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This Statement supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business.

                                                                              8
2.       Provision for Restructure

      During the three months ended March 31, 2002, the Company continued to implement the Plan of Restructure (the Plan) adopted by CDI's Board of Directors in December 2001 and took additional actions in conjunction with the Plan during the first quarter of 2002. Initial implementation of the Plan resulted in a charge of $22,426 in the fourth quarter of 2001 related to severance of terminated employees, lease termination costs related to closed locations and asset impairment charges related to certain elements of the management information systems and other assets.

      During the first quarter of 2002, the Company provided an additional provision for restructure as follows:

                         Net         Provision                            Net
                      Accrual at    recorded in              Cash     Accrual at
                      December        Current   Reduction   Expend-   March 31,
                       31,2001        Quarter   of Assets   itures      2002
                     ----------------------------------------------------------

Asset impairments   $        -           848        (848)          -          -
Provision for
severance                3,999           991                  (1,993)     2,997
Provision for
termination
of operating leases      3,479         2,214                     (62)     5,631
                       -------        -------      -------   --------   -------
                    $    7,478         4,053        (848)     (2,055)     8,628
                       =======       ========      =======    =======   =======


      The breakdown of the first quarter 2002 restructuring provision among operating segments is as follows:

      Professional Services                               $   605
      Project Management                                    3,411
      Todays Staffing                                           8
      Corporate                                                29
                                                          -------
                                                          $ 4,053
                                                          =======


      The Company anticipates that the net accruals at March 31, 2002, which are included in accrued expenses in the accompanying balance sheet, will be substantially paid by September 30, 2002.

      The additional provision for severance relates to the involuntary termination of approximately 90 employees.

      The additional provision for termination of operating leases relates to the closure of 29 offices and support locations.

      The provision for asset impairments, recognized under the provisions of SFAS 144, relates to closed facilities.



3.       Discontinued Operations

      During the period, the Company made a decision to sell the net operating assets of its Modern Engineering, Inc. (Modern) subsidiary, which operated in its Project Management operating segment. Modern provides technical staffing services to the automotive industry. In conjunction with the decision to sell and the implementation of SFAS 144, assets to be sold were written down by $1,094 (including goodwill of $289) to their estimated fair value. The Company has signed an agreement to sell this business and expects this sale to be completed in the second quarter of 2002. The operations of Modern were a component of CDI, as that term is defined in SFAS 144, and accordingly are reflected as discontinued operations in the accompanying unaudited financial statements.

      The earnings from discontinued operations of Modern for the three months ended March 31, 2002 and 2001, and related net assets at March 31, 2002 and December 31, 2001, were as follows:

                                                       Three Months Ended
                                                             March 31,
                                                    2002               2001
                                                    ----               ----

      Revenues                                     $ 17,926           24,949
                                                   --------           ------

      Gross profit                                    2,947            4,550
      Operating and administrative costs              3,140            3,630
      Provision for asset impairment                  1,094                -
                                                     ------           ------
      (Loss) earnings before income taxes            (1,287)             920
      Income tax benefit (expense)                    1,755             (352)
                                                     ------           ------
      Earnings from discontinued operations        $    468              568
                                                     ======           ======


                                                    March 31,       December 31,
      Net Assets                                     2002              2001
                                                     ----              ----

      Assets (principally accounts receivable
      and deferred income taxes)                   $ 11,427           $14,840
      Liabilities (principally accounts payable
      and accrued expenses)                          (5,267)           (3,513)
                                                    -------            -------
      Net assets                                   $  6,160            11,327
                                                    =======            ======

4.    (Loss) Earnings Per Share

      (Loss) earnings used to calculate both basic and diluted earnings per share are the reported earnings in the Company's consolidated statements of earnings. All reported (loss) earnings pertain to common shareholders and no assumed adjustments are necessary. The number of common shares used to calculate basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 was determined as follows:

                                                    2002                2001
      Basic                                      ----------          ----------
      -----
      Average shares outstanding                19,155,989           19,070,304
      Restricted shares issued not vested          (40,000)                   -
                                                ----------           ----------
                                                19,115,989           19,070,304
                                                ==========          ===========
      Diluted
      -------
      Shares used for basic                     19,115,989           19,070,304
      Dilutive effect of shares issuable under
      Stock Purchase Plan                                -               90,695
                                                ----------           ----------
                                                19,115,989           19,160,999
                                                ==========           ==========

    In the three months ended March 31, 2002, basic and diluted shares are the same because including the effect of common stock equivalents such as stock options, units under the Company's Stock Purchase Plan and restricted shares issued but not yet vested would have been antidilutive.

5.       Operating Segments

      In conjunction with the Plan, the Company reorganized its management and reporting relationships effective January 1, 2002 along four operating segments:
Professional Services, Project Management, Permanent Placement and Temporary Staffing. The Permanent Placement and Temporary Staffing operating segments consist of CDI's Management Recruiters International and Todays Staffing operations, respectively. The Professional Services segment consists of the staffing components of the former Technical Services and Information Technology Services operating segments along with the Company's AndersElite operations in the United Kingdom. The Project Management operating segment consists of CDI's engineering, information technology and telecommunications project management businesses.

      Segment data is as follows:
                                            Three months ended March 31,
Revenues                                     2002                  2001
                                             ----                  ----
         Professional Services            $ 169,550              217,378
         Project Management                  80,943               93,088
         Management Recruiters               22,709               30,542
         Todays Staffing                     39,932               54,066
                                          ---------              -------
                                          $ 313,134              395,074
                                          =========              =======

(Loss) earnings from continuing
operations before income taxes and
minority interests
Operating (loss) profit
         Professional Services            $    (568)               3,294
         Project Management                  (2,140)               1,752
         Management Recruiters                1,855                5,740
         Todays Staffing                      1,049                1,926
         Corporate expenses                  (4,564)              (6,454)
                                            -------               ------
                                             (4,368)               6,258
         Interest expense                        85                  938
                                            --------              ------
                                          $  (4,453)               5,320
                                            ========              ======


Assets                                 March 31, 2002        December 31, 2001
                                       --------------        -----------------
         Professional Services            $  200,156             203,125
         Project Management                  117,014             129,055
         Management Recruiters                47,112              47,247
         Todays Staffing                      49,162              50,171
         Corporate                            50,292              28,134
         Assets of discontinued ops.          11,427              14,840
                                          ----------              ------
                                           $ 475,163             472,572
                                           =========             =======



Inter-segment activity is not significant. Revenues reported for each operating segment are substantially all from external customers.

6.  Goodwill

      As described in Note 1, CDI adopted SFAS 142 effective January 1, 2002 and accordingly ceased amortizing goodwill. The following table compares operating
(loss) profit for each operating segment as well as (loss) earnings from continuing operations, discontinued operations and net (loss) earnings (as well as per share amounts) in the current period with the three months ended March 31, 2001 as if SFAS 142 had been in effect for that period as well.

                                                     Three Months Ended
                                                           March 31,
                                                   2002             2001
                                                  -----             ----

 Operating (loss) profit:
   Professional Services                         $  (568)           3,294
   Project Management                             (2,140)           1,752
   Management Recruiters                           1,855            5,740
 Todays Staffing                                   1,049            1,926
 Corporate expenses                               (4,564)          (6,454)
                                                 -------            -----
                                                 $(4,368)           6,258
Goodwill amortization:
 Professional Services                                 -              514
 Project Management                                    -              209
 Management Recruiters                                 -              333
 Todays Staffing                                       -              370
 Corporate                                             -                -
                                                 -------            -----
                                                       -            1,426
 As adjusted, operating (loss) profit:
 Professional Services                           $  (568)           3,808
 Project Management                               (2,140)           1,961
 Management Recruiters                             1,855            6,073
 Todays Staffing                                   1,049            2,296
 Corporate                                        (4,564)          (6,454)
                                                 -------            -----
                                                 $(4,368)           7,684
                                                 ========          ======

 (Loss) earnings from continuing operations:
  Reported                                       $(2,926)           3,177
  Add goodwill amortization, after-tax                 -            1,087
                                                 -------            -----
  As adjusted                                    $(2,926)           4,264
                                                 =======            =====

 Earnings from discontinued operations:
  Reported                                       $   468              568
  Add goodwill amortization, after-tax                 -                8
                                                 -------            -----
  As adjusted                                    $   468              576
                                                 =======            =====

 Net (loss) earnings:
  Reported                                       $(2,458)           3,745
  Add goodwill amortization, after-tax                 -            1,095
                                                 -------            -----
  As adjusted net (loss) earnings                $(2,458)           4,840
                                                 =======            =====

 Basic (loss) earnings per share:
 Continuing operations - Reported                $ (0.15)            0.17
 Continuing Operations - As adjusted             $ (0.15)            0.22
 Discontinued operations - Reported              $  0.02             0.03
 Discontinued operations - As adjusted           $  0.02             0.03
 Net (loss) earnings - Reported                  $ (0.13)            0.20
 Net (loss) earnings - As adjusted               $ (0.13)            0.25

 Diluted (loss) earnings per share:
 Continuing operations - Reported                $ (0.15)            0.17
 Continuing operations - As adjusted             $ (0.15)            0.22
 Discontinued operations - Reported              $  0.02             0.03
 Discontinued operations - As adjusted           $  0.02             0.03
 Net (loss) earnings- Reported                   $ (0.13)            0.20
 Net (loss) earnings- As adjusted                $ (0.13)            0.25


    Changes in the carrying amount of goodwill for the three months ended March 31, 2002 were as follows:

                        Professional    Project     Management  Todays
                          Services     Management   Recruiters  Staffing  Total
                        -----------    ---------   -----------  --------- -----
Balance at December
31, 2001                   $ 33,220     14,526     16,199       23,524   87,469
Purchase of minority
Shareholder interest            447                                         447
Other                          (234)                                       (234)
                           ---------    ------    -------       ------   ------
Balance at March
31, 2002                   $ 33,433     14,526     16,199       23,524   87,682
                          =========     ======    =======       ======   ======



7.       Note Receivable from Officer

      Accounts receivable at March 31, 2002 includes $1,804 receivable from the Company's President and Chief Executive Officer. In March 2002 the Company advanced $1,800 to this executive in conjunction with his relocation. The loan bears interest at the prime rate, is collateralized by the executive's former residence, and is repayable upon the earlier of the sale of that residence or July 31, 2002.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


                              Results of Operations
                           ---------------------------


Overview and Consolidated Results

         During the first quarter ended March 31, 2002, CDI continued to implement its strategy of reducing costs, focusing its efforts on higher-margin services and exiting lower-margin customer relationships. In conjunction with this strategy, the Company recorded a provision for restructure of $4.1 million in the first quarter of 2002 related to severance ($1.0 million), termination of operating leases ($2.2 million) and asset impairments ($0.9 million). The Company also decided to sell the net operating assets of its business that provides technical staffing to the automotive industry, which conducted its operations as part of the Project Management operating segment. An agreement for the sale of this business has been signed and the Company expects to complete the transaction in the second quarter of 2002. In conjunction with the decision to sell this business and the implementation of SFAS 144, these operations are reflected as discontinued operations in the unaudited financial statements. Prior periods are restated to conform to this presentation.

         As previously disclosed in CDI's annual report on Form 10-K, effective January 1, 2002 the Company reorganized its management and operations along four operating segments: Professional Services, Project Management, Temporary Services (Todays Staffing) and Permanent Placement (Management Recruiters International). The discussions that follow are based on the Company's new segment reporting structure.

         Revenues from continuing operations were $313.1 million in the first quarter of 2002, down $81.9 million (21%) from the first quarter of 2001. All operating segments recorded revenue declines as a result of a declining economy that caused CDI's operations to contract sequentially throughout 2001 and into 2002, as well as the Company's efforts to exit lower-margin customer relationships primarily in the Professional Services segment. The Company's gross profit of $79.3 million in the first quarter of 2002 fell $26.0 million (25%) principally as a result of the decline in revenues but also reflecting a decline in gross profit margin to 25.3% in the first quarter of 2002 compared to 26.7% last year. The decline in gross profit margin principally reflects reduced franchise revenue at Management Recruiters International (MRI) as well as an unfavorable shift in the mix of business within the Todays Staffing and Project Management segments.

         Operating and administrative expenses (excluding the $4.1 million provision for restructure) were $79.6 million, a reduction of $19.5 million (20%) from the first quarter last year. Operating and administrative expenses in the first quarter of 2002 and 2001 included the following event-driven items:

                                              2002                      2001
                                              ----                      ----
Depreciation on the Company's Enterprise
Resource Planning (ERP)System            $3.3 million                      -

Write-down of strategic investment                  -             1.0 million
Provision for termination of contract               -             0.6 million
Provision for severance for former
executive                                           -             0.6 million
Other                                     0.1 million                      -
                                          -----------              ----------
                                         $3.4 million             2.2 million
                                          ===========             ===========


         In conjunction with the Provision for Restructure of $22.4 million recorded by the Company in the fourth quarter of 2001, the Company wrote down its investment in its ERP system to its fair market value of $6.7 million, including $5.3 million associated with the system software and $1.4 million associated with the hardware on which the software resided. The Company's Plan of Restructure adopted in December 2001 calls for the decommissioning of the ERP system by June 30, 2002. Accordingly, CDI recorded additional depreciation of $3.3 million in the first quarter of 2002 because the Company is depreciating its remaining investment in this system over the six-month period ending June 30, 2002. Other costs in 2002 consist of certain costs associated with the streamlining of the Company's Project Management operations. The event-driven items in 2001 relate to the impairment in value of a strategic investment in an e-business solutions provider, the termination of an agreement with a web-based solutions provider and the termination of the former President of the Company's Information Technology Services division within the Professional Services segment. The breakdown of these costs among operating segments was as follows:


Professional Services                   $2.6 million              0.6 million
Project Management                        .8 million                        -
Corporate                                          -              1.6 million
                                        ------------              -----------
                                        $3.4 million              2.2 million
                                        ============              ===========

         Operating and administrative costs in 2002 fell compared to the first quarter of 2001 reflecting the cost savings initiatives implemented by the Company commencing in the second quarter of 2001. Additionally, operating and administrative costs benefited from the absence of goodwill amortization, which ceased as of January 1, 2002 under the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"). Goodwill amortization totaled $1.4 million in the first quarter of 2001.

         The Company's operating loss in the first quarter of 2002 was $4.4 million, compared to an operating profit of $6.3 million in the first quarter of 2001. Excluding the 2002 provision for restructure and the event driven charges in both quarterly periods, operating profit was $3.1 million in 2002 compared to $8.5 million last year.

         Interest expense, net was $0.1 million in the first quarter of 2002 compared to $0.9 million in the first quarter of 2001. The reduction in interest expense resulted from the elimination of all bank borrowings in the fourth quarter of 2001. CDI's income tax rate was 35.8% in 2002 compared to 38.3% in the first quarter of 2001. The lower income tax rate reflects reduced state income taxes compared to the first quarter of 2001.

      During the period, the Company made a decision to sell the net operating assets of its Modern Engineering, Inc. (Modern) subsidiary, which operated in its Project Management operating segment. The Company has signed an agreement to sell this business and expects this sale to be completed in the second quarter of 2002. The operations of Modern were a component of CDI, as that term is defined in SFAS 144, and accordingly are reflected as discontinued operations in the accompanying unaudited financial statements.

         Earnings from discontinued operations was $0.5 million in the first quarter of 2002 compared to $0.6 million in the first quarter of 2001. Modern recorded an operating loss of $1.3 million in 2002, compared to an operating profit of $0.9 million in the same period last year, principally reflecting lower sales to Modern's automotive industry customers and a write-down of the assets to be sold. Income taxes for discontinued operations in 2002 include a one-time credit of $1.4 million that will be realized as a result of the disposition of Modern.

Segment Results

Professional Services

         The Professional Services operating segment recorded revenues of $169.6 million, a reduction of $47.8 million (22%) from the first quarter of 2001. The revenue reduction principally reflected the continued slowdown in the United States economy, which resulted in continuing sequential declines in quarterly revenue throughout 2001, as well as the impact of the Company's planned exit from lower-margin customer accounts. Excluding exited customers, the Company believes that the segment's revenues were essentially flat with the fourth quarter of 2001. The segment's operating loss was $0.6 million compared with an operating profit of $3.3 million last year. Excluding the provision for restructure and event-driven items in both periods, the segment had an operating profit of $2.7 million, or 1.6% of revenues, compared to an operating profit of $3.9 million, or 1.8% of revenues in the first quarter of 2001.

Project Management

         Project Management revenues of $80.9 million in the first quarter of 2002 fell $12.1 million (13%) from the first quarter of 2001. The lower revenues are entirely attributable to the segment's telecommunication services operations, which have been severely impacted by the slowdown in the telecommunications industry. The segment's other higher-value engineering services businesses all recorded revenue increases compared to 2001, except the segment's Innovantage business, which was essentially flat compared to the first quarter of 2001. Project Management revenues fell $2.0 million (2%)from the fourth quarter of 2001. The segment had an operating loss of $2.1 million in the first quarter of 2002 compared to an operating profit of $1.8 million in the first quarter of 2001. Excluding the provision for restructure and event-driven items in 2002 (there were none in the first quarter of 2001), the segment had an operating profit of $2.1 million, or 2.6% of revenues, compared with $1.8 million (noted above) or 1.9% of revenues in the first quarter of 2001. Reductions in operating and administrative expenses in 2002 compared to the first quarter of 2001 essentially offset lower gross profit.

Management Recruiters International (MRI)

         MRI's revenues of $22.7 million fell $7.8 million (26%) from the first quarter of 2001. The revenue decrease reflects reductions in MRI's Company-owned permanent placement operations as well as reduced franchise revenue from the segment's franchised locations. However, revenues rose by $1.3 million (6%) from the depressed levels of the fourth quarter of 2001. Operating profit of $1.9 million was $3.9 million (68%) lower than the first quarter of 2001, as reduced operating and administrative costs only partially mitigated the revenue shortfall. However, operating profit increased by $0.7 million (55%) compared to the fourth quarter of 2001.

                                                                              18
Todays Staffing

         Todays Staffing revenues were $39.9 million, a reduction of $14.1 million (26.1%) compared to the first quarter of 2001. The steep revenue decline reflects the effects of the slowdown in the economy, which has particularly affected the segment's administrative staffing business. The unit had an operating profit of $1.0 million, or 2.6% of revenues in the first quarter of 2002, compared to $1.9 million, or 3.6% of revenues in the first quarter of last year. Reductions in operating and administrative costs helped mitigate the effects of the revenue shortfall.

Corporate

         Corporate expenses of $4.6 million were lower by $1.9 million (29%) than the first quarter of 2001. Excluding restructuring and event driven items in both periods, corporate costs fell by $0.3 million (7%) from prior year levels.

                         Liquidity and Capital Resources

         Cash from operations was $13.4 million in the first quarter of 2002, an increase of $10.9 million from last year, in spite of the Company's net loss in 2002 compared to net income in the first quarter of 2001. CDI benefited from a continuing reduction in accounts receivable of $10.2 million, partially offset by reduced payables and accrued expenses.

         Cash used in investing activities was $2.2 million in the first quarter of 2002, compared to $13.3 million in the first quarter of 2001. Capital expenditures of $2.7 million fell by $2.4 million, as CDI curtailed the purchase of new assets. Acquisition spending was insignificant in the first quarter of 2002, compared to $8.1 million in the first quarter of 2001, which included one small acquisition, payments related to prior acquisitions and the purchase of an additional interest in a majority-owned subsidiary. Other investing activities provided $1.2 million of cash as CDI realized cash from the sale of certain assets.

         Cash provided by financing activities was $6.6 million in the first quarter of 2002 compared to $6.7 million in the first quarter of 2001. The Company's obligations not liquidated because of outstanding checks increased by $6.6 million in 2002. In 2001, CDI borrowed $8.3 million under its revolving line of credit principally to fund working capital requirements.

         At March 31, 2002, the Company had $49.7 million of cash ($32.8 million net of the liability for outstanding checks) and had no bank borrowings. CDI continues to liquidate its remaining debt obligations of $7.2 million, all of which are classified as current. There have been no changes in the Company's credit arrangements.

         The Company believes that cash flows from the operations as well as available borrowing arrangements will be sufficient to meet its cash requirements during 2002.

                          New Accounting Pronouncements

         Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 - "Goodwill and Other Intangible Assets" (SFAS 142). The Company ceased amortizing goodwill effective January 1, 2002. The Company has commenced a study of its recorded goodwill as of January 1, 2002 to determine any potential impairment per SFAS 142. This study will be completed by June 30, 2002 and impairments, if any, will be determined and recorded no later than December 31, 2002. See note six to CDI's condensed consolidated financial statements for information regarding goodwill and the related amortization.

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

            10.1. Note dated March 14, 2002 from Roger Ballou and Georgeann Ballou to CDI Corporation.
            10.2. Agreement dated March 14, 2002 between Roger Ballou and Georgeann Ballou and CDI Corporation regarding the sale of the Ballous' residence in Washington, D.C.

     (b) The Registrant did not file a report on Form 8-K during the three month period ended March 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   CDI CORP.
                                    ---------------------------------------



May 15, 2002                        By:  /s/ Gregory L. Cowan
                                       ------------------------------------
                                         GREGORY L. COWAN
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Duly authorized officer and
                                         principal financial officer of
                                         Registrant)