Form 10-Q
period 2002-06-30
CDI CORP
filed 2002-08-14
CIK 18396

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2002
                                      --------------

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

     Outstanding shares of each of the Registrant's classes of common stock as of July 31, 2002 were:

     Common stock, $.10 par value                   19,288,696 shares
     Class B common stock, $.10 par value                  None

                                    CDI CORP

                                Table of Contents
                                -----------------



Part I: FINANCIAL INFORMATION

        Item 1. Financial Statements (unaudited)


                Consolidated Balance Sheets as of December 31, 2001 and        3
                June 30, 2002

                Consolidated Statements of Earnings for the three months       5
                ended June 30, 2001 and 2002 and for the six months ended
                June 30, 2001 and 2002

                Consolidated Statements of Shareholders' Equity for the        7
                three months ended June 30, 2001 and 2002 and for the six months ended June 30, 2001 and 2002

                Consolidated Statements of Cash Flows for the six months       9
                ended June 30, 2001 and 2002

                Notes to Condensed Consolidated Financial Statements          10

       Item 2.  Management's Discussion and Analysis of Financial             19
                Condition and Result of Operations

       Item 3.  Quantitative and Qualitative Disclosures about Market         26
                Risks


Part II: OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of Security Holders           27

       Item 6.  Exhibits and Reports on Form 8K                               28

SIGNATURES                                                                    29

                       PART 1.  FINANCIAL INFORMATION

                         CDI CORP. AND SUBSIDIARIES

                         Consolidated Balance Sheets
                               (In thousands)



                                                 June 30,
                                                   2002           December 31,
                                                (unaudited)            2001
                                               -------------     -------------

Assets
------
Current assets:
  Cash and cash equivalents                    $ 54,915               26,255
  Accounts receivable, less allowance
    for doubtful accounts of $ 7,325 -
    June 30, 2002; $8,162 - December 31, 2001   219,489              252,721
 Short-term investments                          15,033                    -
  Prepaid expenses                                6,907                6,577
  Recoverable income taxes                        1,468                    -
  Deferred income taxes                          16,848               16,786
  Assets of discontinued operations                   -               14,840
                                              -----------           ---------
         Total current assets                   314,660              317,179


Fixed assets, at cost:
  Computers and systems                          81,284               97,545
  Equipment and furniture                        31,035               30,382
  Leasehold improvements                         12,480               12,207
                                              -----------           ---------
                                                124,799              140,134
  Accumulated depreciation                      (88,922)             (90,145)
                                              -----------           ---------
         Net fixed assets                        35,877               49,989


Deferred income taxes                            14,727                5,709
Goodwill, net                                    66,280               87,469
Other assets                                     11,152               12,226
                                              -----------           ---------
                                              $ 442,696              472,572
                                              ===========           =========


See accompanying notes to unaudited condensed consolidated financial statements.

                         CDI CORP. AND SUBSIDIARIES

                         Consolidated Balance Sheets
                      (In thousands, except share data)



                                                  June 30,
                                                    2002           December 31,
                                                (unaudited)           2001
                                               -------------      -------------

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
  Obligations not liquidated because
   of outstanding checks                         $ 8,883              10,304
  Accounts payable                                27,912              29,684
  Withheld payroll taxes                           7,678               5,597
  Accrued expenses                                79,475              88,628
  Income taxes payable                                 -               2,512
  Current portion of long-term debt                6,985               7,913
  Liabilities of discontinued operations               -               3,513
                                                ----------           --------

         Total current liabilities               130,933             148,151
                                                ----------           --------


Deferred compensation                             10,855              12,396
Minority interests                                 1,166               1,375
Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none
   issued                                              -                   -
  Common stock, $.10 par value -
   authorized 100,000,000 shares;
   issued 20,225,922 shares - June 30,
   2002; 20,078,972 shares - December 31,
   2001                                            2,023               2,008
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none
   issued                                              -                   -
  Additional paid-in capital                      20,888              17,629
  Retained earnings                              300,645             315,698
  Accumulated other comprehensive loss            (1,256)             (2,038)
  Unamortized value of restricted stock
   issued                                           (591)               (690)
  Less common stock in treasury, at cost -
   950,965 shares - June 30, 2002;
   950,502 shares - December 31, 2001            (21,967)            (21,957)
                                               -----------          ----------

         Total shareholders' equity              299,742             310,650
                                               -----------          ----------

                                               $ 442,696             472,572
                                               ===========          ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                (In thousands, except per share data; unaudited)



                                Three months ended            Six months ended
                                   June 30,                       June 30,
                                 -----------------            ----------------
                               2002            2001         2002         2001
                              ------          -----        ------       ------

Revenues                     $298,415         382,239     611,549       777,313

Cost of services              220,489         285,364     454,299       575,084
                             ---------       --------     --------      --------

Gross profit                   77,926          96,875     157,250       202,229

Operating and administrative
 costs                         75,569          94,627     155,208       193,723

Provision for restructure           -               -       4,053             -
                              --------        --------   ---------     --------

Operating profit (loss)         2,357           2,248      (2,011)        8,506

Interest expense, net              43             924         128         1,862
                              --------        --------   ---------     --------


Earnings (loss) from continuing
 operations before income
 taxes, minority interests and
 cumulative effect of
 accounting change              2,314           1,324      (2,139)        6,644

Income tax (expense) benefit     (802)           (515)        791        (2,553)
                             ---------       ---------    ---------     --------

Earnings (loss) from continuing
 operations before minority
 interests and cumulative
 effect of accounting change    1,512             809      (1,348)        4,091

Minority interests                 69             139         135           244
                              --------       --------    ---------      --------

Earnings (loss) from continuing
  operations before cumulative
  effect of accounting change   1,443             670      (1,483)        3,847
Discontinued operations           (70)            319         398           887
                              --------       --------     --------      --------

Earnings (loss) before
 cumulative effect of
 accounting change              1,373             989      (1,085)        4,734

Cumulative effect of change in
 accounting for goodwill, net
 of tax                             -               -     (13,968)            -
                             ---------       ---------    --------      --------

Net earnings (loss)            $1,373             989     (15,053)        4,734
                             =========       =========    ========      ========

                             Continued on next page

See accompanying notes to unaudited condensed consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                (In thousands, except per share data; unaudited)




                                      Three months ended       Six months ended
                                            June 30,                June 30,
                                      ---------------------    -----------------
                                          2002       2001      2002       2001
                                       ---------  ---------  --------  --------
Earnings (loss) per share:
Basic:
 Continuing operations before
   accounting change                     $ 0.08       0.04      (0.08)    0.20
 Discontinued operations                 $    -       0.02       0.02     0.05
 Cumulative effect of
  accounting change, net of tax          $    -          -      (0.73)       -
 Net earnings (loss)                     $ 0.07       0.05      (0.79)    0.25
Diluted:
 Continuing operations before
   accounting change                     $ 0.07       0.03      (0.08)    0.20
 Discontinued operations                 $    -       0.02       0.02     0.05
 Cumulative effect of
  accounting change, net of tax          $    -          -      (0.73)       -
 Net earnings (loss)                     $ 0.07       0.05      (0.79)    0.25










See accompanying notes to unaudited condensed consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                            (In thousands; unaudited)

                                       Three months ended       Six months ended
                                            June 30,                June 30,
                                      ---------------------   ------------------
                                          2002       2001      2002       2001
                                       ---------  ---------   --------  --------
Common stock
  Beginning of period               $    2,013      2,002      2,008      2,002
  Exercise of stock options                  9          -         12          -
  Stock Purchase Plan                        1          1          3          1
                                    ----------    --------    -------    -------
  End of period                     $    2,023      2,003      2,023      2,003
                                    ==========    ========    =======    =======

Additional paid-in capital
  Beginning of period               $   18,745     16,759     17,629     16,677
  Exercise of stock options              1,882          -      2,554          -
  Restricted stock issued                    -        (29)         -         57
  Restricted stock-vesting/
   forfeiture                                -        (45)         4        (45)
  Restricted stock -
   change in value                          14          8         22          4
  Stock Purchase Plan                      247        124        679        124
                                    ----------    --------    -------    -------

  End of period                     $   20,888     16,817     20,888     16,817
                                    ==========    ========    =======   ========

Retained earnings
  Beginning of period               $  299,272    335,053    315,698    331,308
  Net earnings (loss)                    1,373        989    (15,053)     4,734
                                    ----------    -------    --------   --------
  End of period                     $  300,645    336,042    300,645    336,042
                                    ==========    =======    =======   =========

Accumulated other comprehensive loss
  Beginning of period               $   (2,445)    (2,594)    (2,038)    (1,999)
  Translation adjustment                 1,189        195        782       (943)
  Loss on investment
   recognized in earnings                    -          -          -        543
                                     ----------    -------    -------    -------

  End of period                      $ (1,256)     (2,399)    (1,256)    (2,399)
                                     ==========    =======    =======    =======


Unamortized value of restricted stock issued
  Beginning of period                  $ (633)       (245)      (690)      (230)
  Restricted stock issued                   -           -          -        (70)
  Restricted stock-vesting/
   forfeiture                               -           -         10         23
  Restricted stock-change in
   value                                  (14)         (8)       (22)        (4)
  Restricted stock-
   amortization of value                   56         120        111        148
                                    -----------   --------    -------    -------
  End of period                        $ (591)       (133)      (591)      (133)
                                    ===========   ========    =======    =======

                             Continued on next page

See accompanying notes to unaudited condensed consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                            (In thousands; unaudited)


                                       Three months ended       Six months ended
                                            June 30,                June 30,
                                      ---------------------   ------------------
                                          2002       2001      2002       2001
                                       ---------  ---------   --------  --------
Treasury stock
  Beginning of period                 $  (21,967) (21,986)    (21,957)  (21,963)
  Restricted stock issued                      -       29           -        29
  Restricted stock
   vesting/forfeiture                          -        -         (10)      (23)
                                         -------   -------    --------  --------

  End of period                       $  (21,967) (21,957)    (21,967)  (21,957)
                                      =========== =========   ========  ========

Comprehensive income
  Net earnings (loss)                 $    1,373      989     (15,053)    4,734
  Translation adjustment                   1,189      195         782      (943)
  Loss on investment
   recognized in earnings                      -        -           -       543
                                      ----------   -------    --------   -------

                                      $    2,562    1,184     (14,271)    4,334
                                      ==========   ======     ========   =======



See accompanying notes to unaudited condensed consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            (In thousands; unaudited)




                                                         Six months ended
                                                             June 30,
                                                     ------------------------
                                                    2002                 2001
                                               -------------        ------------
Operating activities:
Net(loss) earnings                               $(15,053)                4,734
Net income from discontinued operations              (398)                 (887)
Cumulative effect of change in accounting
 for goodwill, net of tax                          13,968                     -
                                                 ---------             ---------

(Loss) earnings from continuing operations         (1,483)                3,847
Minority interests                                    135                   244
Depreciation                                       16,181                10,513
Amortization of goodwill                                -                 2,864
Non cash provision for restructure                  3,205                     -
Income tax (expense) benefit (less than)
tax payments                                       (2,519)               (8,493)
Change in assets and liabilities:
 Decrease in accounts receivable                   33,232                21,451
 (Decrease) in payables and accrued expenses      (10,398)               (1,571)
  Other                                               660                   929
                                                 ---------             ---------
                                                   39,013                29,784
                                                 ---------             ---------


Investing activities:
Purchases of fixed assets                          (4,853)               (9,519)
Purchase of short term investment                 (15,033)                    -
Acquisitions, net of cash acquired                   (791)               (7,804)
Other                                               1,451                    28
                                                 ---------             ---------
                                                  (19,226)              (17,295)
                                                 ---------             ---------

Financing activities:
Borrowings on long-term debt                            -                 8,539
Payments on long-term debt                           (928)              (22,709)
Obligations not liquidated because of
 outstanding checks                                (1,421)               (4,234)
Proceeds from stock plans                           2,604                   (50)
                                                 ---------             ---------
                                                      255               (18,454)
                                                 ---------             ---------

Net cash flows from continuing operations          20,042                (5,965)

Net cash flows from discontinued operations         8,618                 1,423
                                                 ---------             ---------


Increase (decrease) in cash                        28,660                (4,542)

Cash at beginning of period                        26,255                11,432
                                                 ---------             ---------

Cash at end of period                            $ 54,915                  6,890
                                                 ========              =========

See accompanying notes to unaudited condensed consolidated financial statements.

                                    CDI Corp.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                        (In thousands, except share data)
                                   (unaudited)


1.       Basis of Presentation

      The accompanying condensed consolidated financial statements of CDI Corp. (CDI or the Company) are unaudited. The balance sheet as of December 31, 2001 is condensed from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 2001 reported in Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

      The condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal, recurring adjustments except for restructuring and event-driven items and the effect of the change in accounting for goodwill as noted) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods. Certain amounts in prior periods have been reclassified to conform to the current period classification.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results for the three months and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the full year or any portion thereof.

      Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 - "Goodwill and Other Intangible Assets" (SFAS
142). The Company ceased amortizing goodwill effective January 1, 2002, tested goodwill carried in its balance sheet as of January 1, 2002 for impairment and will test for impairment at least annually thereafter. A portion of the goodwill carried in the Company's balance sheet as of January 1, 2002 has been determined to be impaired and has been written off. In accordance with SFAS 142, the write off of this goodwill, net of income tax benefit, is reflected as a change in accounting as of January 1, 2002 and is presented in the Consolidated Statements of Earnings as such. See note 6 for additional disclosures related to goodwill.

      Effective January 1, 2002, the Company also implemented Emerging Issues Task Force Consensus No. 01-14 "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" (the Consensus). The Consensus requires that certain reimbursable costs incurred and rebilled to customers be included in both revenues and cost of services, rather than "netting" these amounts in revenues. The effect of the Consensus was to increase revenues and cost of services by $11,677 and $10,376 in the first and second quarters of 2002, respectively. The impact for the first and second quarters 2001 was $14,350 and $16,769, respectively.

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


2.       Provision for Restructure

      During 2002, the Company continued to execute the Plan of Restructure (the
Plan) adopted by CDI's Board of Directors in December 2001 and took additional actions in conjunction with the Plan during the first quarter of 2002. Initial implementation of the Plan resulted in charges of $22,426 in the fourth quarter of 2001 and $4,053 in the first quarter of 2002 related to severance of terminated employees, lease termination costs related to closed locations and asset impairment charges related to certain elements of the management information systems and other assets.

      As of June 30, 2002, the remaining accrual for restructuring activities is as follows:

                        Net         Provision                            Net
                     Accrual at     recorded                  Cash   Accrual at
                     December       in First    Reduction   Expendi-    June 30,
                     31,2001        Quarter     of Assets    tures       2002
                    -----------     ---------   ---------   -------- -----------

Asset
  impairment        $      -           848          (848)         -           -
Provision for
  severance            3,999           991             -     (2,538)      2,452
Provision for
  termination of
  operating leases     3,479         2,214             -     (1,856)      3,837
                      -------       -------        ------   --------     -------
                      $7,478         4,053          (848)    (4,394)      6,289
                      =======       ======         ======   ========     =======



      The Company anticipates that the net accruals at June 30, 2002, which are included in accrued expenses in the accompanying balance sheet, will be substantially paid by December 31, 2002.

      The breakdown of the 2002 provision for restructure among operating segments is as follows:


     Professional Services                           $ 605
     Project Management                              3,411
     Todays Staffing                                     8
     Corporate                                          29
                                                    -------
                                                    $ 4,053
                                                    =======

3.       Discontinued Operations

      During the six months ended June 30, 2002, the Company sold the net operating assets of its Modern Engineering, Inc. (Modern) subsidiary, which operated in its Project Management operating segment. Modern provides technical staffing services to the automotive industry. In conjunction with the implementation of SFAS 144, a pre-tax loss for disposal of these assets of $1,264 has been recognized. The operations of Modern were a component of CDI, as that term is defined in SFAS 144, and accordingly, are reflected as discontinued operations in the accompanying unaudited financial statements.

      The earnings from discontinued operations for the three and six months ended June 30, 2002 and 2001, and related net assets at June 30, 2002 and December 31, 2001, were as follows:


                                      Three months ended     Six months ended
                                          June 30,                June 30,
                                    ---------------------   ------------------
                                       2002       2001        2002        2001
                                     ---------  ---------   --------   --------

Revenues                              14,748     22,462      32,674      47,411
                                      -------   --------    --------    --------
Gross profit                           2,773      4,211       5,720       8,761
Operating and administrative
 costs                                 2,702      3,720       5,842       7,350
Provision for disposal of assets         170          -       1,264           -
                                      -------   --------    --------    --------
(Loss) earnings before income
 taxes                                   (99)       491      (1,386)      1,411
Income tax benefit (expense)              29       (172)      1,784        (524)
                                      --------- --------    --------    --------
(Loss)earnings from discontinued
 operations                            $ (70)       319         398         887
                                      ========= ========    ========    ========





                                             June 30,         December 31,
Net Assets                                     2002               2001
                                        ------------------   ----------------

Assets (principally accounts receivable
and deferred income taxes)                $        -             14,840
Liabilities (principally accounts
payable and
 accrued expenses)                                 -             (3,513)
                                          -----------         ------------
Net assets                                $        -             11,327
                                          ===========         ============

4.       Earnings (loss) Per Share

      Earnings (loss) used to calculate both basic and diluted earnings per share are the reported earnings in the Company's consolidated statements of earnings. All reported earnings (loss) pertain to common shareholders and no assumed adjustments are necessary. The number of common shares used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001 were determined as follows:

                                  Three months ended     Six months ended
                                      June 30,                June 30,
                                ---------------------   ------------------
                                   2002       2001        2002        2001
                                 ---------  ---------   --------   --------
Basic
-----

Average shares outstanding      19,227,486   19,072,651  19,191,738  19,071,478
Restricted shares issued
 not vested                        (45,500)           -     (42,750)          -
                                -----------  ----------  ----------- -----------
                                19,181,986   19,072,651  19,148,988  19,071,478
                                ==========   ==========  ==========  ===========

Diluted
-------

Shares used for basic           19,181,986   19,072,651  19,148,988  19,071,478
Dilutive effect of stock
 options                           377,354       17,457           -       8,728
Dilutive effect of
 restricted shares issued
 not vested                         19,397            -           -           -
Dilutive effect of units
 issuable under Stock
 Purchase Plan                      95,371       92,006           -      91,351
                               -----------   ----------  ----------   ----------

                                19,674,108   19,182,114  19,148,988   19,171,557
                               ===========   ==========  ==========   ==========



         In the six months ended June 30, 2002, the same number of shares are used for both the basic and diluted earnings per share calculations because the inclusion of common stock equivalents in the diluted earnings per share calculation would have been antidilutive.

5.       Operating Segments

      In conjunction with the Plan, the Company reorganized its management and reporting relationships effective January 1, 2002 along four operating segments:
Professional Services, Project Management, Permanent Placement and Temporary Staffing. The Permanent Placement and Temporary Staffing operating segments consist of CDI's Management Recruiters International and Todays Staffing operations, respectively. The Professional Services segment consists of the staffing components of the former Technical Services and Information Technology Services operating segments along with the Company's AndersElite operations in the United Kingdom. The Project Management operating segment consists of CDI's engineering, information technology and telecommunications project management businesses. Prior periods have been reclassified to conform to the current presentation.

      Segment data is as follows:

                              Three months ended          Six months ended
                                  June 30,                     June 30,
                            ---------------------         ------------------
                               2002       2001             2002          2001
                             ---------  ---------        --------     --------
Revenues
  Professional Services      158,304     212,241         327,854        429,619
  Project Management          78,788      90,724         159,731        183,812
  Management Recruiters       22,443      27,328          45,152         57,870
  Todays Staffing             38,880      51,946          78,812        106,012
                            ----------- ----------      --------     ----------
                             298,415     382,239         611,549        777,313
                            =========   ==========      ========     ==========


Earnings (loss) from continuing
 operations before income taxes,
 minority interests and
 cumulative effect of accounting
 change

 Operating profit (loss)
   Professional Services    $ 1,468        2,336             900          5,630
   Project Management         2,149       (1,018)              9            734
   Management Recruiters      2,372        4,653           4,227         10,393
   Todays Staffing            1,170        1,448           2,219          3,374
   Corporate expenses        (4,802)      (5,171)         (9,366)       (11,625)
                            --------    ---------        --------       --------
                              2,357        2,248          (2,011)         8,506
  Interest expense               43          924             128          1,862
                            --------    ---------        --------       --------
                            $ 2,314        1,324          (2,139)         6,644
                            ========    =========        ========       ========


                                         June 30,            December 31,
                                           2002                  2001
                                     -----------------    -----------------
Assets
  Professional Services                   $ 184,570              212,148
  Project Management                         94,173              120,032
  Management Recruiters                      42,871               47,247
  Todays Staffing                            48,407               50,171
  Corporate                                  72,675               28,134
  Assets of discontinued
   operations                                     -               14,840
                                         -----------           -----------
                                          $ 442,696              472,572
                                         ===========           ===========

         Inter-segment activity is not significant. Revenues reported for each operating segment are substantially all from external customers.

         Corporate assets increased as of June 30, 2002 compared to December 31, 2001 primarily because of additional funds accumulated during 2002.


6.       Goodwill

     The adoption of SFAS 142, as described in Note 1, required testing as of January 1, 2002 for impairment of goodwill carried in the Company's balance sheet as of that date. The valuations performed on the various units identified by the Company indicated that goodwill for certain of those units was impaired. The fair values of these units determined by the valuations using current and projected earnings and cash flows and market comparables in the valuation process were less than the carrying cost of the underlying net assets of these units. Testing for impairment of goodwill prior to January 1, 2002 was based upon undiscounted cash flows from the related assets compared to the fair value approach required under SFAS 142.

     Impairment charges for the write off of goodwill of $21,401 (Professional Services - $15,007; Project Management - $164; Management Recruiters - $6,230) or $13,968 after income tax effect, have been recorded and are presented in the Company's Consolidated Statements of Earnings as the effect of a change in accounting.

     Under SFAS 142, amortization of goodwill ceased January 1, 2002. The following table compares operating profit (loss) for each operating segment, earnings (loss) from continuing operations before cumulative effect of accounting change, discontinued operations and net earnings (loss) (as well as per share amounts) for the three months and six months ended June 30, 2002 with the respective periods in 2001 as if SFAS 142 had been in effect for 2001.


                              Three months ended          Six months ended
                                  June 30,                     June 30,
                            ---------------------         ------------------
                               2002       2001             2002          2001
                             ---------  ---------        --------     --------

Operating profit (loss)
  Professional Services     $1,468        2,336             900          5,630
  Project Management         2,149       (1,018)              9            734
  Management Recruiters      2,372        4,653           4,227         10,393
  Todays Staffing            1,170        1,448           2,219          3,374
  Corporate expenses        (4,802)      (5,171)         (9,366)       (11,625)
                           --------      -------         -------       --------
                             2,357        2,248          (2,011)         8,506
                           --------      -------         -------       --------

Goodwill amortization
  Professional Services          -          508               -          1,022
  Project Management             -          209               -            418
  Management Recruiters          -          333               -            666
  Todays Staffing                -          388               -            758
                           --------      ------          -------        -------
                                 -        1,438               -           2,864
                           --------      ------          -------        --------

As adjusted, operating
  profit (loss)
  Professional Services      1,468        2,844              900          6,652
  Project Management         2,149         (809)               9          1,152
  Management Recruiters      2,372        4,986            2,219         11,059
  Todays Staffing            1,170        1,836            4,227          4,132
  Corporate expenses        (4,802)      (5,171)          (9,366)       (11,625)
                          ---------      -------          -------       --------
                            $2,357        3,686           (2,011)        11,370
                          =========      =======          =======       ========

                                   Continued on next page

                              Three months ended         Six months ended
                                  June 30,                    June 30,
                             ---------------------       ------------------
                                2002       2001            2002          2001
                             ---------  ---------       --------       --------

Earnings (loss) from
  continuing operations
  before cumulative effect
  of accounting change
  Reported                     $1,443      670           (1,483)         3,847
  Add goodwill amortization,
   after tax                        -    1,088                -          2,175
                              --------  -------         --------        --------
  As adjusted                  $1,443    1,758           (1,483)         6,022
                              ========  =======         ========        ========

Discontinued operations
  Reported                     $  (70)     319              398            887
  Add goodwill amortization,
    after tax                       -        7                -             15
                             ---------  -------         --------        --------
  As adjusted                  $  (70)     326              398            902
                             =========  =======         ========        ========

Net earnings (loss)
  Reported                     $1,373      989          (15,053)          4,734
  Add goodwill amortization,
    after tax                       -    1,095                -           2,190
                             ---------  --------        --------        --------
  As adjusted                  $1,373    2,084          (15,053)          6,924
                             =========  ========        ========        ========



                             Continued on next page

                              Three months ended          Six months ended
                                  June 30,                    June 30,
                             ---------------------       ------------------
                                2002         2001          2002          2001
                             ---------    ---------     --------       --------

Basic earnings (loss) per share:

Continuing operations before
  accounting change - reported    $ 0.08       0.04         (0.08)        0.20
Continuing operations before
  accounting change -
  as adjusted                     $ 0.08       0.09         (0.08)        0.31
Discontinued operations -
  reported                        $    -       0.02          0.02         0.05
Discontinued operations -
  as adjusted                     $    -       0.02          0.02         0.05
Net earnings (loss)-
  reported                        $ 0.07       0.05         (0.79)        0.25
Net earnings (loss)-
 as adjusted                      $ 0.07       0.11         (0.79)        0.36



Diluted earnings (loss) per share:

Continuing operations before
  accounting change - reported    $ 0.07       0.03         (0.08)        0.20
Continuing operations before
 accounting change - as adjusted  $ 0.07       0.09         (0.08)        0.31
Discontinued operations -
  reported                        $    -       0.02          0.02         0.05
Discontinued operations - as
  adjusted                        $    -       0.02          0.02         0.05
Net earnings (loss)- reported     $ 0.07       0.05         (0.79)        0.25
Net earnings (loss)- as adjusted  $ 0.07       0.11         (0.79)        0.36

   Changes in the carrying amount of goodwill for the six months ended June 30, 2002 were as follows:


                          Professional  Project  Management   Todays
                           Services   Management Recruiters   Staffing   Total
                          ------------------------------------------------------

Balance December 31,
2001                      $33,220      14,526     16,199      23,524     87,469
Purchase of minority
  shareholder
  interest                    447           -          -           -        447
Impairment losses         (15,007)       (164)    (6,230)          -    (21,401)
Other                        (235)          -          -           -       (235)
                         ---------     -------   --------     -------   --------
Balance June 30,
2002                      $18,425      14,362      9,969      23,524     66,280
                         =========     =======   ========     =======   ========



7.       Note Receivable from Officer

      In March of 2002, the Company advanced $1,800 to the President and Chief Executive Officer in conjunction with his relocation. The loan was repayable no later than July 31, 2002, bore interest at the prime rate, and was collateralized by the Executive's former residence. The remaining balance of $293 at June 30, 2002 was paid in July of 2002.

                                                                              19
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                 AND RESULTS OF
                                   OPERATIONS


                              Results of Operations
                           ---------------------------

Overview
--------

         During 2002, CDI continued to execute its strategy of reducing costs, focusing its business on higher-margin services and exiting lower-margin customer relationships. In conjunction with this strategy, the Company recorded a provision for restructure of $4.1 million in the first quarter of 2002 related to severance ($1.0 million), termination of operating leases ($2.2 million) and asset impairments ($0.9 million)(see note 2 for breakdown among operating segments). The Company also consummated the sale of the net operating assets of Modern Engineering, a subsidiary that provided technical staffing to the automotive industry in CDI's Project Management operating segment. In conjunction with the sale and the implementation of SFAS 144, these operations are reflected as discontinued operations in the accompanying unaudited financial statements. Prior periods are reclassified to conform to this presentation. Impairment charges of $21.4 million ($14.0 million net of income tax effects) relating to goodwill have been recorded as a result of the adoption of SFAS 142 effective January 1, 2002. These charges are reflected as a change in accounting in the accompanying financial statements.

         As previously disclosed in CDI's annual report on Form 10-K, effective January 1, 2002 the Company reorganized its management and operations along four operating segments: Professional Services, Project Management, Temporary Services (Todays Staffing) and Permanent Placement (Management Recruiters). The discussions that follow are based on the Company's new segment reporting structure.


Results of Operations for the three and six months ended June 30, 2002 as
-------------------------------------------------------------------------
compared to the three and six months ended June 30, 2001:
--------------------------------------------------------

Revenues from continuing operations for the three months ended June 30, 2002 and 2001 were $298.4 million and $382.2 million respectively - an $83.8 million or 21.9% decrease. Revenues from continuing operations for the six months ended June 30, 2002 were $611.5 million compared to $777.3 million for the same period in 2001- a $165.8 million or 21.3% decrease. The declines in both periods were expected by management and reflect primarily both the overall decline in the economy, coupled with the decision to exit lower-margin customer relationships in the Professional Services segment.

Gross profit for the three months ended June 30, 2002 was $77.9 million as compared to $96.9 million in the second quarter of 2001- a $19.0 million or 19.6% decrease. Gross profit margin improved to 26.1% in the three months ended June 30, 2002 from 25.3% in the same quarter a year ago. This improvement reflects the impact of exiting the lower-margin customer relationships. However, gross profit for the six months ended June 30, 2002 was 25.7% as compared to 26.0% for the same period of last year. This reduction is due to a business mix change primarily from the decline in both the higher-margin telecommunications business and the franchised business component of Management Recruiters.

Operating and administrative expenses for the three months ended June 30, 2002 were $75.6 million compared to $94.6 million for the three months ended of last year- a $19.0 million, or 20.1% decline. For the six months ended in June 2002 operating and administrative expenses, excluding the $4.1 million of provision for restructure noted above, were $155.2 million compared to $193.7 million for the same six month period a year ago - down $38.5 million or 19.9%. This is the result of the implementation of management's strategy to reduce fixed costs throughout the Company.


In addition to the $4.1 million provision for restructure noted above (see note 2 for breakdown among operating segments), operating and administrative expenses include the following event-driven items:

                                                     Three months ended
                                                           June 30,
                                                    ---------------------
                                                  2002                   2001
                                                 --------              --------
Accelerated depreciation of the Company's
  Enterprise Resource Planning (ERP) system
  and leasehold improvements in exited offices  $3.7 million                  -
Provision for termination of contract                      -       (0.3 million)
Provision for reduction in staff and office
  closures                                                 -        1.2 million
Arbitration settlement                            .4 million                  -
                                               -------------       -------------
                                                $4.1 million         .9 million
                                                ============       =============



                                                      Six months ended
                                                         June 30,
                                                   -----------------------
                                                  2002                  2001
                                                -------              ----------

Accelerated depreciation of the Company's
  Enterprise Resource Planning (ERP) system
  and leasehold improvements in exited offices  $7.1 million                  -
Provision for termination of contract                      -         .3 million
Provision for reduction in staff and office
  closures                                                 -        1.2 million
Arbitration settlement                            .4 million                  -
Write-down of a strategic investment                       -        1.0 million
Provision for severance for former executive               -         .6 million
                                                ------------       -------------
                                                $7.5 million        3.1 million
                                                ============       =============

As discussed in CDI's December 31, 2001 Annual Report on Form 10K, the Company's Plan of Restructure adopted in December 2001 called for the decommissioning of its ERP system by June 30, 2002 as well as the closing of several regional offices. Accordingly, CDI recorded accelerated depreciation of approximately $3.3 million in each of the first two quarters of 2002 coinciding with the decommissioning, and $.4 million of depreciation on the leasehold improvements on offices that were exited and have been recorded as a component of indirect and administrative expense. Other expenses in 2002 consist of certain costs associated with the streamlining of the Company's Project Management operations as well as loss of a binding arbitration dispute associated with a former acquisition. The event-driven items in 2001 relate to the impairment in value of a strategic investment in an e-business solutions provider, the termination of an agreement with a web-based solutions provider, the termination of the former President of the Company's Information Technology Services division within the Professional Services segment and the reduction of staff employees as well as the closure of four offices. All of these charges are reflected in indirect and administrative expense. The breakdown of these costs among operating segments is as follows:


                                                 Three months ended
                                                      June 30,
                                               -----------------------
                                            2002                    2001
                                         ------------           -------------
Professional Services                   $3.1 million              .6 million
Project Management                        .8 million              .1 million
Management Recruiters                              -              .1 million
Todays Staffing                           .2 million              .1 million
Corporate                                          -                       -
                                        ------------             ------------
                                        $4.1 million              .9 million
                                        ============             ============



                                                  Six months ended
                                                      June 30,
                                               ----------------------

                                            2002                      2001
                                         ----------                 -----------
Professional Services                   $5.7 million               1.2 million
Project Management                       1.6 million                .1 million
Management Recruiters                              -                .1 million
Todays Staffing                           .2 million                .1 million
Corporate                                          -               1.6 million
                                        ------------              --------------
                                        $7.5 million               3.1 million
                                        ============              ==============

         Starting in 2002 operating and administrative expenses do not include goodwill amortization, which ceased as of January 1, 2002 under the provisions of SFAS 142. Goodwill amortization totaled approximately $1.4 million in each of the first and second quarters of 2001 (see note 6 for breakdown among operating segments).

Operating profit for the three months ended June 30, 2002 was $2.4 million compared to $2.2 million for the second quarter of last year. Excluding the event-driven items noted above in both quarterly periods and goodwill amortization in 2001, operating profit would have been $6.5 million in the second quarter of 2002 and $4.5 million in the second quarter of 2001. Operating loss for the six months ended June 30, 2002 was $2.0 million compared to an operating profit for the six months ended June 30, 2001 of $8.5 million. Excluding the provision for restructure and event-driven items noted above, and goodwill amortization in 2001, operating profit would have been $9.6 million in 2002 and $14.4 million in 2001.

      Interest expense is shown net of interest income. Net interest expense for the second quarter of 2002 was $43 thousand compared to $924 thousand for the second quarter of 2001. Net interest expense for the six months ended June 30, 2002 was $128 thousand as compared to $1.9 million for the same six-month period of last year. During the fourth quarter of 2001, the Company eliminated all bank borrowings. The reduced interest expense in 2002 represents the effect of no bank borrowings and interest income on funds accumulated starting last year.

      CDI's effective income tax rate in 2002 is lower than the effective rate in 2001. The reduced rate in 2002 is due to lower expenses permanently non-deductible for tax purposes primarily related to the adoption of SFAS 142 whereby goodwill amortization ceased effective January 1, 2002.

      In June, 2002, the Company sold the net operating assets of Modern Engineering, Inc. (Modern) subsidiary, which operated in its Project Management operating segment. Accordingly, the activity is reflected as discontinued operations in the accompanying unaudited financial statements. Loss from discontinued operations was $70 thousand in the second quarter of 2002 compared to earnings of $319 thousand in the second quarter of 2001. Earnings from discontinued operations for the six months ended June 2002 were $.4 million compared to $.9 million for the same period in 2001. Results in 2002 compared to 2001 reflect lower sales to Modern's automotive industry customers and a loss on the write-off of the net assets that were sold. Income taxes for discontinued operations in 2002 include a one-time credit of $1.4 million that will be realized as a result of the disposition of Modern.

      For the six months ended June 30, 2002, the Company recorded impairment charges for the write-off of goodwill of $21.4 million, ($14.0 million after income tax effect). These charges are presented as a change in accounting as of January 1, 2002 in accordance with the provisions of SFAS 142.

Operating Segment Results

The following table compares operating segment revenues and operating segment profit as reported under generally accepted accounting principles, with operating segment profit, after adding back the provision for restructure, event-driven items and goodwill amortization in 2001 (goodwill amortization was terminated in 2002 per SFAS 142.) The discussion of segment results that follows references operating profit as adjusted because such amounts better reflect the current operating cost structure of the Company.

                                  Three months ended        Six months ended
                                      June 30,                  June 30,
                                  ------------------       -------------------
                                    2002       2001        2002          2001
                                  -------     -----       ------        ------
Revenues, as reported
    Professional Services        $158,304    212,241      327,854       429,619
    Project Management             78,788     90,724      159,731       183,812
    Management Recruiters          22,443     27,328       45,152        57,870
    Todays Staffing                38,880     51,946       78,812       106,012
                                 --------    -------      -------       --------
                                 $298,415    382,239      611,549       777,313
                                 ========    =======      =======       ========


Operating profit (loss), as reported
    Professional Services        $  1,468      2,336          900         5,630
    Project Management              2,149     (1,018)           9           734
    Management Recruiters           2,372      4,653        4,227        10,393
    Todays Staffing                 1,170      1,448        2,219         3,374
Corporate expenses                 (4,802)    (5,171)      (9,366)      (11,625)
                                  --------    -------      -------      --------
                                 $  2,357      2,248       (2,011)        8,506
                                 ========    =======      ========      ========


Operating profit (loss), as adjusted
    Professional Services        $  4,556      3,442         7,266        7,855
    Project Management              2,936       (690)        4,993        1,271
    Management Recruiters           2,372      5,036         4,256       11,159
    Todays Staffing                 1,390      1,918         2,447        4,174
Corporate expenses                 (4,802)    (5,171)       (9,366)     (10,025)
                                 ---------    -------      --------     --------
                                 $  6,452      4,535         9,596       14,434
                                 ========     =======      ========     ========




Professional Services

         The Professional Services operating segment revenues declined in the three and six months ended June 30, 2002 as compared to 2001. These revenue reductions principally reflect the continued slowdown in the United States economy, as well as the impact of the Company's planned exit from lower-margin customer accounts. For the quarter ended June 30, 2002 the improvement in operating profit, as adjusted, is primarily due to the reduction of operating and administrative costs as a result of management's restructuring programs that more than offset the reduction in gross profit created by lower revenues in 2002. For the six months ended June 30, 2002, reduced operating and administration costs in large part, offset reduced gross profit from the decline in revenues.

Project Management

         Project Management operating segment revenues in the three and six months ended June 30, 2002 were lower as compared to 2001. The lower revenues are primarily attributable to the segment's telecommunication services operations, which have been severely impacted by the extreme slowdown in the telecommunications industry. The improvements in operating profit as adjusted in 2002 are primarily due to the significant reduction of operating and administrative costs as a result of management's restructuring programs that offset the reduced gross profit from the decline in revenues in CDI's telecommunications operations.


Management Recruiters (MRI)

         MRI's revenue and operating profit, as adjusted, decreased in the three and six months ended June 30, 2002 as compared to 2001. This reduced level of performance reflects reductions in demand for MRI's permanent placement services throughout the network of company-owned and franchised offices.


Todays Staffing

         Todays operating segment declines in revenues and operating profit, as adjusted, for the three and six months ended June 30, 2002 as compared to 2001, reflect the effects of the slowdown in the United States economy, as well as pricing pressure from competitors.


Corporate

         The reduction of corporate expenses, as adjusted, for the three and six months ended June 30, 2002 as compared to 2001, reflect management's expense reduction efforts.

                         Liquidity and Capital Resources

         Cash flow from operations was $39.0 million in the first six months of 2002, compared to $29.8 million for the comparable period last year - an increase of $9.2 million- even though the Company incurred a net loss in 2002 compared to net earnings in the six months ended June 30, 2001. CDI benefited from a continuing reduction in accounts receivable of $33.2 million, partially offset by a reduction in payables and accrued expenses.

         Cash used in investing activities of $19.2 million in the first six months of 2002 includes an investment of $15 million of the cash generated since the fourth quarter of 2001 in a certificate of deposit that will be held until it matures in May 2003. Excluding this investment, investing activities in 2002 totaled $4.2 million compared to $17.3 million in the first six months of 2001.

           Capital expenditures of $4.9 million for the six months ended June 30, 2002 fell by $4.7 million, as compared to 2001 because management has curtailed the purchase of new assets, particularly in the area of systems. Acquisition spending was insignificant in the first six months of 2002, compared to $7.8 million in 2001, which included one small acquisition, payments related to prior acquisitions and the purchase of an additional interest in a majority-owned subsidiary. Other investing activities in 2002 provided $1.4 million of cash as CDI realized funds from the sale of certain assets.

         Cash provided by financing activities was $.3 million for the six months ended June 30, 2002 as compared to $18.5 million of cash used in the first six months of 2001. The primary use of cash in financing activities during 2001 was $14.2 million for repayment of debt, net of long-term borrowings.

         At June 30, 2002, the Company had $54.9 million of cash and cash equivalents, $15.0 million of short-term investments and no bank borrowings. CDI continues to liquidate its remaining financed obligations of $7.0 million, all of which are classified as current. During July 2002, the Company reduced its financed obligations by $6.0 million repaying two notes payable to the former owner of AndersElite. There have been no changes in the Company's credit arrangements.

         The Company believes that its available cash, future cash flows from operations as well as available borrowing arrangements will be sufficient to meet its cash requirements during 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

         There has been no material change from our Annual Report on Form 10K related to the Company's exposure to interest rate risk.


                          New Accounting Pronouncements

         Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 - "Goodwill and Other Intangible Assets". See notes 1 and 6 to CDI's condensed consolidated financial statements for information regarding the adoption of this statement.

         In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146) "Accounting for Costs Associated with Exit or Disposal Activities." Generally, SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002. SFAS 146 is effective for years beginning after December 31, 2002. The Company has not yet assessed the impact this statement will have on the Company's financial position or results of operations.


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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     On May 7, 2002 the Company held its annual meeting of shareholders. The matters of business conducted at the meeting were the election of eight Directors of the Company, two amendments to the Company's 1998 non-qualified stock option plan, approval of a bonus plan and stock option grant for the Company's Chief Executive Officer and the ratification of KPMG LLP as the Company's independent auditors for 2002.

     The name of each director elected at the meeting and a tabulation of the voting by nominee follows:
                                              Votes         Votes
                                               for         withheld
                                            ----------     ---------
     Roger H. Ballou                        16,297,958       446,097

     Walter E. Blankley                     16,302,187       441,868

     Michael J. Emmi                        15,893,253       850,802

     Walter R. Garrison                     16,148,277       595,778

     Kay Hahn Harrell                       15,891,812       852,243

     Lawrence C. Karlson                    16,237,677       506,378

     Alan B. Miller                         16,302,037       442,018

     Barton J. Winokur                      15,740,102      1,003,953

     There were no abstentions and there were no broker non-votes.


The vote for two amendments to the Company's 1998 non-qualified stock option plan was as follows:

                           For         Against      Abstain
                        ----------     -------      -------
                        12,422,590     1,360,562      647,492

There were 2,313,411 broker non-votes.

The vote for the approval of a bonus plan and stock option grant for the Company's Chief Executive Officer was as follows:

                           For         Against      Abstain
                        ----------     -------      -------
                        12,929,901      846,918      653,825

There were 2,313,411 broker non-votes.

     The vote for the ratification of KPMG LLP as independent auditors for 2002 was as follows:

                           For         Against      Abstain
                        ----------     -------      -------
                        16,130,140      606,195        7,720

     There were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
             3.(i)   Articles of incorporation of the Registrant, as amended.

               (ii)  Bylaws of the Registrant.


     (b) The Registrant did not file a report on Form 8-K during the three month period ended June 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   CDI CORP.
                                    ---------------------------------------



August 14, 2002                        By:  /s/ Gregory L. Cowan
                                       ------------------------------------
                                         GREGORY L. COWAN
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Duly authorized officer and
                                         principal financial officer of
                                         Registrant)

                                INDEX TO EXHIBITS

       Number                         Exhibit                            Page
--------------      ---------------------------------------------------  -----

       3. (i)        Articles of incorporation of the Registrant,         31
                     as amended.

         (ii)        Bylaws of the Registrant.                            44