Form 10-Q
period 2002-09-30
CDI CORP
filed 2002-11-14
CIK 18396

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2002
                                         -------------------------

                                                      OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                                --------------------  TO   -------------------

Commission file number              1-5519
                                   ----------

                                    CDI CORP.
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Pennsylvania                                                     23-2394430
--------------------------------            ------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or                                       Identification Number)
organization)


            1717 Arch Street, 35th Floor, Philadelphia, PA 19103-2768
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:      (215) 569-2200
                                                     -----------------------


     Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes       X       No
                                    --------          --------

   Indicate whether the Registrant is an accelerated filer (as defined in Section 12b-2 of the Exchange Act.)

                              Yes       X       No
                                     --------         --------

     Outstanding shares of each of the Registrant's classes of common stock as of October 31, 2002 were:

Common stock, $.10 par value                                19,309,140 shares
Class B common stock, $.10 par value                               None

                                    CDI CORP

                                Table of Contents


Part I:  FINANCIAL INFORMATION

  Item 1. Financial Statements


            Consolidated Balance Sheets as of December 31, 2001 and
            September 30, 2002                                                3

            Consolidated Statements of Earnings for the three and nine
            months ended September 30, 2001 and 2002                          5

            Consolidated Statements of Shareholders' Equity for the three
            and nine months ended September 30, 2001 and 2002                 7

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2001 and 2002                                 9

            Notes to Condensed Consolidated Financial Statements             10

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Result of Operations                                         18

   Item 3.  Quantitative and Qualitative Disclosures about Market Risks      25

   Item 4.  Controls and Procedures                                          25


Part II:   OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8K                                  26

SIGNATURES                                                                   27


CERTIFICATIONS                                                               28

              Index to Exhibits                                              30

                          PART 1. FINANCIAL INFORMATION
                           CDI CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)


                                      September 30,
                                           2002               December 31,
                                       (unaudited)                2001
                                    -------------------    --------------------


Assets
Current assets:
 Cash and cash equivalents         $      72,232                  26,255
 Accounts receivable, less
  allowance for doubtful accounts of
  $7,325 -  September 30, 2002;
  $8,162 - December 31, 2001             199,656                 252,721
 Short-term investments                   15,129                       -
 Prepaid expenses                          6,639                   6,577
 Recoverable income taxes                  7,111                       -
 Deferred income taxes                    15,124                  16,786
 Assets of discontinued operations             -                  14,840
                                     --------------            -------------
         Total current assets            315,891                 317,179
                                     --------------           --------------

Fixed assets, at cost:
 Computers and systems                    76,472                  97,545
 Equipment and furniture                  29,422                  30,382
 Leasehold improvements                   12,134                  12,207
                                     --------------           ---------------
                                         118,028                 140,134
Accumulated depreciation                 (87,259)                (90,145)
                                     --------------           ---------------
         Net fixed assets                 30,769                  49,989

Deferred income taxes                     12,169                   5,709
Goodwill, net                             68,334                  87,469
Other assets                              10,988                  12,226
                                     ---------------          ----------------
                                   $     438,151                 472,572
                                     ===============          ================

                           CDI CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)



                                              September 30,
                                                  2002              December 31,
                                               (unaudited)              2001
                                              -------------       --------------
Liabilities and Shareholders' Equity
Current liabilities:
  Obligations not liquidated
   because of outstanding checks               $   9,073                 10,304
  Accounts payable                                26,553                 29,684
  Withheld payroll taxes                           4,992                  5,597
  Accrued expenses                                85,606                 88,628
  Income taxes payable                                 -                  2,512
  Current portion of long-term debt                  675                  7,913
  Liabilities of discontinued
   operations                                          -                  3,513
                                               ------------           ----------
         Total current liabilities                126,899               148,151
                                               ------------           ----------


 Deferred compensation                             11,017                12,396
 Minority interests                                     -                 1,375
Shareholders' equity:
  Preferred stock, $.10 par value -
   authorized 1,000,000 shares; none issued             -                     -
  Common stock, $.10 par value - authorized
   100,000,000 shares; issued 20,260,187
   shares - September 30, 2002; 20,078,972
   shares - December 31, 2001                        2,026                2,008
  Class B common stock, $.10 par value -
   authorized 3,174,891 shares; none issued              -                    -
  Additional paid-in capital                        21,660               17,629
  Retained earnings                                300,075              315,698
  Accumulated other comprehensive loss              (1,004)              (2,038)
  Unamortized value of restricted stock
   issued                                             (520)                (690)
  Less common stock in treasury, at cost -
   953,465 shares - September 30, 2002;
   950,502 shares - December 31, 2001              (22,002)             (21,957)
                                                 ------------        -----------
          Total shareholders' equity               300,235              310,650
                                                 ------------        -----------

                                               $   438,151              472,572
                                                 ============        ===========

                           CDI CORP. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                (In thousands, except per share data; unaudited)

                         Three months ended                 Nine months ended
                            September 30,                     September 30,
                        --------------------              ----------------------
                            2002            2001          2002            2001
                            ----            ----          ----            ----

Revenues                 $ 287,788        351,756       899,337       1,129,069

Cost of services           210,969        264,614       665,268         839,698
                         ----------      --------      ---------     -----------

Gross profit                76,819         87,142       234,069         289,371

Operating and
 administrative costs       68,227         89,638       223,435         283,361

Provision for restructure    8,498              -        12,551               -

Loss on sale of assets       1,259              -         1,259               -
                         -----------     -----------    ----------      --------

Operating (loss) profit     (1,165)        (2,496)       (3,176)          6,010

Interest (income) expense,
  net                         (111)           867            17           2,729
                         -----------     -----------   -----------      -------

(Loss) earnings from continuing
 operations before income
 taxes, minority interests
 and cumulative effect of
 accounting change          (1,054)        (3,363)        (3,193)         3,281

Income tax benefit
 (expense)                     457          1,273          1,248         (1,280)
                         ------------     -----------    ----------     --------

(Loss) earnings from continuing
 operations before minority
 interests and cumulative
 effect of accounting
 change                       (597)         (2,090)        (1,945)        2,001

Minority interests               -             100            135           344
                         ------------     -----------    -----------    --------

(Loss) earnings from continuing
 operations before cumulative
 effect of accounting
 change                       (597)         (2,190)        (2,080)        1,657

Discontinued operations         27             220            425         1,107
                         ------------     -----------    -----------     -------

(Loss) earnings before cumulative
 effect of accounting
 change                       (570)         (1,970)        (1,655)        2,764

Cumulative effect of change in
 accounting for goodwill,
 net of tax                      -               -        (13,968)            -
                         -------------    -----------    -----------    --------
Net (loss) earnings      $    (570)         (1,970)       (15,623)        2,764
                         =============    ===========    ===========    ========


                             Continued on next page

See accompanying notes to unaudited condensed consolidated financial statements.

                                                                               6
                           CDI CORP. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                (In thousands, except per share data; unaudited)



                            Three months ended                Nine months ended
                               September 30,                    September 30,
                         ------------------------           -------------------
                             2002            2001       2002              2001
                            ------          ------     ------            ------
Earnings (loss) per share:
 Basic:
 Continuing operations before
  accounting change        $ (0.03)          (0.11)    (0.11)             0.09
 Discontinued operations   $     -            0.01      0.02              0.06
 Cumulative effect of
  accounting change,
  net of tax               $     -               -     (0.73)                -
 Net (loss) earnings       $ (0.03)          (0.10)    (0.81)             0.14

 Diluted:
 Continuing operations before
  accounting change        $ (0.03)          (0.11)    (0.11)             0.09
 Discontinued operations   $     -            0.01      0.02              0.06
 Cumulative effect of
  accounting change, net of
  tax                      $     -               -     (0.73)                -
 Net (loss) earnings       $ (0.03)          (0.10)    (0.81)             0.14










See accompanying notes to unaudited condensed consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                            (In thousands; unaudited)



                               Three months ended             Nine months ended
                                  September 30,                  September 30,
                           --------------------------    -----------------------
                                 2002        2001           2002           2001
                              ----------   -------       --------        -------

Common stock
  Beginning of period        $   2,023       2,003          2,008         2,002
  Exercise of stock options          2           -             14             -
  Stock Purchase Plan                1           -              4             1
                                --------  ---------       --------      -------
  End of period              $   2,026       2,003          2,026         2,003
                                ========  =========       ========     ========


Additional paid-in capital
  Beginning of period        $  20,888      16,817         17,629        16,677
  Exercise of stock options        644           -          3,198             -
  Restricted stock issued            -           -              -            57
  Restricted stock-vesting/
   forfeiture                        -          (1)             4           (46)
  Restricted stock -
   change in value                 (10)         (2)            12             2
  Stock Purchase Plan              138          79            817           203
                               ---------    --------       --------      -------
  End of period              $  21,660      16,893         21,660        16,893
                               =========    ========       ========      =======

Retained earnings
  Beginning of period        $ 300,645      336,042       315,698       331,308
  Net (loss) earnings             (570)      (1,970)      (15,623)        2,764
                               ---------    --------      --------      --------
  End of period              $ 300,075      334,072       300,075       334,072
                               =========    ========      ========      ========
Accumulated other
 comprehensive loss
  Beginning of period           (1,256)      (2,399)       (2,038)       (1,999)
Translation adjustment             252           68         1,034          (875)
 Loss on investment
  recognized in earnings             -            -             -           543
                               ---------    --------      --------      --------
 End of period                $ (1,004)      (2,331)       (1,004)       (2,331)
                               =========    ========      ========      ========
 Unamoritized value of
  restricted stock issued
   Beginning of period        $   (591)        (133)         (690)         (230)
   Restricted stock issued           -            -             -           (70)
   Restricted stock-vesting/
    forfeiture                      35            -            45            23
   Restricted stock-change
    in value                        10            2           (12)           (2)
   Restricted stock-
    amortization of value           26           12           137           160
                               ---------    --------      --------      --------
   End of period                  (520)        (119)         (520)         (119)
                               =========    ========      ========      ========


                             Continued on next page



See accompanying notes to unaudited condensed consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                            (In thousands; unaudited)


                                Three months ended             Nine months ended
                                  September 30,                  September 30,
                           --------------------------    -----------------------
                                 2002        2001           2002           2001
                              ----------   -------       --------        -------

Treasury stock
  Beginning of period       $  (21,967)    (21,957)      (21,957)       (21,963)
  Restricted stock issued            -           -             -             29
  Restricted stock
   vesting/forfeiture              (35)          -           (45)           (23)
                             -----------  ----------     ---------      --------
  End of period             $  (22,002)    (21,957)      (22,002)       (21,957)
                             ===========  ==========     =========      ========

Comprehensive income
 Net (loss) earnings        $     (570)     (1,970)      (15,623)         2,764
 Translation adjustment            252          68         1,034           (875)
 Loss on investment recognized
  in earnings                        -           -             -            543
                            ------------   ---------     ---------       -------
                            $     (318)     (1,902)      (14,589)         2,432
                            ============   =========     =========       =======
















See accompanying notes to unaudited condensed consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            (In thousands; unaudited)


                                                Nine months ended
                                                 September 30,
                                     ----------------------------------------
                                            2002                2001
                                        -----------          ---------

Operating activities:
Net (loss) earnings                  $     (15,623)                2,764
Net income from discontinued
 operations                                   (425)               (1,107)
Cumulative effect of change in
 accounting for goodwill,
 net of tax                                 13,968                     -
                                       --------------          -----------
(Loss) earnings from continuing
 operations                                 (2,080)                1,657
Minority interests                             135                   344
Depreciation                                20,456                15,837
Amortization of goodwill                         -                 4,293
Non cash provision for
 restructure                                 8,530                     -
Loss on sale of assets                       1,259                     -
Income tax (expense) benefit
 (less than) tax payments                   (3,969)               (8,327)
Change in assets and liabilities:
 Decrease in accounts receivable            52,135                45,215
 (Decrease) in payables and accrued
  expenses                                 (10,942)              (10,935)
Other                                        1,629                 2,024
                                        --------------         -------------
                                            67,153                50,108
                                        --------------         -------------
Investing activities:
Purchases of fixed assets                   (6,758)              (14,608)
Short term investment                      (15,129)                    -
Acquisitions, net of cash acquired          (4,146)              (12,386)
Other                                        1,327                   474
                                        --------------          ------------
                                           (24,706)              (26,520)
                                        --------------          ------------

Financing activities:
Borrowings on long-term debt                     -                10,847
Payments on long-term debt                  (7,238)              (35,430)
Obligations not liquidated
 because of outstanding
 checks                                     (1,231)               (8,714)
Proceeds from stock plans                    3,265                   (54)
                                         --------------          -----------
                                            (5,204)              (33,351)
                                         --------------          -----------

Net cash flows from continuing
 operations                                 37,243                (9,763)

Net cash flows from discontinued
 operations                                  8,734                 4,369
                                         --------------          -----------

Increase (decrease) in cash and
 cash equivalents                           45,977                (5,394)

Cash and cash equivalents at beginning
 of period                                  26,255                11,432
                                         --------------          -----------
Cash and cash equivalents at end
 of period                           $      72,232                 6,038
                                         ==============          ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                                    CDI Corp.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                        (In thousands, except share data)
                                   (unaudited)


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

      The condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods. Certain amounts in prior periods have been reclassified to conform to the current period classification.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results for the three months and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the full year or any portion thereof.

      Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 - "Goodwill and Other Intangible Assets" (SFAS
142). The Company ceased amortizing goodwill effective January 1, 2002, tested goodwill carried in its balance sheet as of January 1, 2002 for impairment and will test for impairment at least annually thereafter. A portion of the goodwill carried in the Company's balance sheet as of January 1, 2002 was determined to be impaired and has been written off. In accordance with SFAS 142, the write off of this goodwill, net of income tax benefit, is reflected as a change in accounting as of January 1, 2002 and is presented in the Consolidated Statements of Earnings as such. See note 6 for additional disclosures related to goodwill.

      Effective January 1, 2002, the Company also implemented Emerging Issues Task Force Consensus No. 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (the Consensus). The Consensus requires that certain reimbursable costs incurred and rebilled to customers be included in both revenues and cost of services, rather than "netting" these amounts in revenues. The effect of the Consensus was to increase both revenues and cost of services by $11,677, $10,376 and $7,891 in the first, second and third quarters of 2002, respectively. The impact for the first, second and third quarters of 2001 was $14,350, $16,769 and $12,244, respectively.

      Effective January 1, 2002, the Company also adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This Statement supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. During the 2nd quarter of 2002, the Company sold the net operating assets of Modern Engineering, Inc. The operations of this subsidiary have been reclassified as discontinued operations. See note 3 for additional information.

2.       Provision for Restructure

      During 2002, the Company continued to execute the Plan of Restructure (the
Plan) adopted by CDI's Board of Directors in December 2001 and took additional actions in conjunction with the Plan during the first and third quarters of 2002. Implementation of the Plan resulted in charges of $22,426 in the fourth quarter of 2001, $4,053 in the first quarter and $8,498 in the third quarter of 2002.

      The current restructuring charges are outlined below:


                   Net      Provision   Provision
                   Accrual  recorded    recorded                         Net
                    at       in          in      Reduction            Accrual at
                  December  First      Third        of     Cash       September
                  31, 2002  Quarter     Quarter    Assets Expenditures  30, 2002
                 ---------  ---------- --------  -------- ------------ ---------

Asset
 impairment      $       -       848      2,369    (3,217)        -          -

Provision for
 severance           3,999       991      2,488        -     (3,387)      4,091

Provision for
  termination
  of office
  leases             3,479     2,214      3,641        -     (2,451)      6,883
                 -----------  --------   --------  -------- ----------  --------
                 $   7,478     4,053      8,498    (3,217)   (5,838)     10,974
                 ===========  ========   ========= ======== ==========  ========



The Company anticipates that the net accruals at September 30, 2002, which are included in accrued expenses in the accompanying balance sheet, will be substantially paid by December 31, 2005. It is Management's intent to liquidate this liability as soon as possible.

      The breakdown of the 2002 provision for restructure among operating segments is as follows:


                                Three months ended            Nine months ended
                                   September 30,                September 30,
                                        2002                        2002
                              -----------------------       --------------------

     Professional Services       $          1,887                        2,492
     Project Management                       567                        3,978
     Todays Staffing                        3,853                        3,861
     Management Recruiters                  1,595                        1,595
     Corporate                                596                          625
                                  ----------------               ---------------
                                 $          8,498                       12,551
                                  ================               ===============

3.       Discontinued Operations

      In June of 2002, the Company sold the net operating assets of its Modern Engineering, Inc. (Modern) subsidiary, which operated in its Project Management operating segment. Modern provides technical staffing services to the automotive industry. In conjunction with the implementation of SFAS 144, a pre-tax loss for disposal of these assets of $1,160 had been recognized. The operations of Modern were a component of CDI, as that term is defined in SFAS 144, and accordingly, are reflected as discontinued operations in the accompanying unaudited financial statements.

      The earnings from discontinued operations for the three and nine months ended September 30, 2002 and 2001, and related net assets at December 31, 2001, were as follows:

                               Three months ended             Nine months ended
                                  September 30,                  September 30,
                           --------------------------    -----------------------
                                 2002        2001           2002          2001
                              ----------   -------       --------       -------

Revenues                      $     -       19,674         32,674        67,085
                              ----------   -------       --------       -------
Gross profit                                 3,676          5,718        12,437
Operating and
 administrative costs              62        3,338          5,903        10,688
Provision for disposal
 of assets                       (104)           -          1,160             -
                              ----------   -------       --------       --------
(Loss) earnings before income      42          338         (1,345)        1,749
 taxes
Income tax (expense) benefit      (15)        (118)         1,770          (642)
                              ----------   --------      ---------      --------
(Loss) earnings from
 discontinued operations      $    27          220            425         1,107
 operations
                              ==========   ========      =========      ========


                                                        December 31,
                                                             2001
                                                  -------------------------
Net Assets:
 Assets (principally accounts receivable and
  deferred income taxes)                                   14,840
 Liabilities (principally accounts payable
  and accrued expenses)                                    (3,513)
                                                        ------------
Net assets                                              $  11,327
                                                        ============

4.       Earnings (loss) Per Share

      Earnings (loss) used to calculate both basic and diluted earnings per share are the reported earnings in the Company's consolidated statements of earnings. All reported earnings (loss) pertain to common shareholders and no assumed adjustments are necessary. The number of common shares used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 were determined as follows:

                               Three months ended             Nine months ended
                                  September 30,                  September 30,
                           --------------------------    -----------------------
                                 2002        2001           2002          2001
                              ----------   -------       --------       -------
Basic
-----
Average shares outstanding    19,293,247   19,079,919   19,227,741   19,074,291
Restricted shares issued
 not vested                      (44,875)           -      (45,625)           -
                             ------------  ----------   ------------ -----------
                              19,248,372   19,079,919   19,182,116    19,074,291
                             ============  ==========   ============ ===========

Diluted
-------
Shares used for basic         19,248,372   19,079,919   19,182,116   19,074,291
Dilutive effect of
 stock options                         -            -            -       24,025
Dilutive effect of
 restricted shares issued
 not vested                            -            -            -            -
Dilutive effect of units
 issuable under Stock
 Purchase Plan                         -            -            -        94,663
                             ------------  ----------   ------------ -----------
                              19,248,372   19,079,919    19,182,116   19,192,979
                             ============  ==========   ============ ===========


      The same number of shares is used for both the basic and diluted earnings per share calculations in periods when the inclusion of common stock equivalents in the diluted earnings per share calculation would be antidilutive. Accordingly, this convention was used for the three and nine months ended September 30, 2002 and the three months ended September 30, 2001.

5.       Operating Segments

      In conjunction with the Plan of Restructure, the Company reorganized its management and reporting relationships effective January 1, 2002 along four operating segments: Professional Services, Project Management, Permanent Placement and Temporary Staffing. The Permanent Placement and Temporary Staffing operating segments consist of CDI's Management Recruiters International and Todays Staffing operations, respectively. The Professional Services segment consists of the staffing components of the former Technical Services and Information Technology Services operating segments along with the Company's AndersElite operations in the United Kingdom. The Project Management operating segment consists of CDI's engineering, information technology and telecommunications project management businesses. Prior periods have been reclassified to conform to the current presentation.

      Segment data is as follows:


                               Three months ended             Nine months ended
                                  September 30,                  September 30,
                           --------------------------    -----------------------
                                 2002        2001           2002          2001
                              ----------   -------       --------       -------
Revenues:
   Professional Services    $   153,203    197,107        481,057      626,726
   Project Management            76,203     85,421        235,934      269,233
   Todays Staffing               35,735     45,388        114,547      151,400
   Management Recruiters         22,647     23,840         67,799       81,710
                            ------------  ----------     ---------   ---------
                            $   287,788    351,756        899,337    1,129,069
                            ============  ==========     =========   =========

(Loss) earnings from continuing
 operations before income taxes,
 minority interests and cumulative
 effect of accounting change:
   Professional Services    $     1,992      1,650          2,892        7,280
   Project Management             4,660     (1,851)         4,669       (1,117)
   Todays Staffing               (2,939)      (492)          (720)       2,882
   Management Recruiters           (169)     3,089          4,058       13,482
   Corporate expenses            (4,709)    (4,892)       (14,075)     (16,517)
                            ------------   ---------    ----------     --------
                                 (1,165)    (2,496)        (3,176)       6,010
  Interest (income) expense        (111)       867             17        2,729
                            ------------   ---------    ----------     --------
                            $    (1,054)    (3,363)        (3,193)       3,281
                            ============   =========    ==========     ========


                                           September 30,         December 31,
                                                2002                 2001
                                         -------------------   -----------------

  Assets:
    Professional Services                 $      171,220              212,148
    Project Management                            88,660              120,032
    Todays Staffing                               46,872               50,171
    Management Recruiters                         40,366               47,247
    Corporate                                     91,033               28,134
    Assets of discontinued operations                  -               14,840
                                             --------------        -------------
                                          $      438,151              472,572
                                             ==============        =============

       Inter-segment activity is not significant. Revenues reported for each operating segment are substantially all from external customers.

       Corporate assets increased as of September 30, 2002 compared to December 31, 2001 primarily because of the cash flow generated in 2002.

                                                                              15
6.       Goodwill

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

     Required annual testing under SFAS 142 was conducted as of July 1, 2002. The results of this testing indicated no further impairment to goodwill.

     Under SFAS 142, amortization of goodwill ceased January 1, 2002. The following table compares operating (loss) profit for each operating segment,
(loss) earnings from continuing operations before cumulative effect of accounting change, discontinued operations and net (loss) earnings (as well as per share amounts) for the three months and nine months ended September 30, 2002 with the respective periods in 2001 as if SFAS 142 had been in effect for 2001.

                               Three months ended             Nine months ended
                                  September 30,                 September 30,
                           --------------------------    -----------------------
                                 2002        2001           2002          2001
                              ----------   -------       --------       -------
Operating (loss) profit
  Professional Services         $ 1,992      1,650          2,892         7,280
  Project Management              4,660     (1,851)         4,669        (1,117)
  Todays Staffing                (2,939)      (492)          (720)        2,882
  Management Recruiters            (169)     3,089          4,058        13,482
  Corporate expenses             (4,709)    (4,892)       (14,075)      (16,517)
                             -----------  ----------    ----------   -----------
                                $(1,165)    (2,496)        (3,176)        6,010
                             ===========  ==========    ==========   ===========

Goodwill amortization
  Professional Services         $     -        526              -         1,548
  Project Management                  -        208              -           626
  Todays Staffing                     -        362              -         1,120
  Management Recruiters               -        333              -           999
  Corporate Expenses                  -          -              -             -
                             -----------  ----------    ----------   -----------
                                $     -      1,429              -         4,293
                             ===========  ==========    ==========   ===========

 As adjusted, operating (loss) profit
  Professional Services         $ 1,992      2,176          2,892       $ 8,828
  Project Management              4,660     (1,643)         4,669          (491)
  Todays Staffing                (2,939)      (130)          (720)        4,002
  Management Recruiters            (169)     3,422          4,058        14,481
  Corporate Expenses             (4,709)    (4,892)       (14,075)      (16,517)
                             -----------  ----------    ----------   -----------
                                $(1,165)    (1,067)        (3,176)       10,303
                              ===========  ==========    ==========   ==========

                             Continued on next page

                               Three months ended             Nine months ended
                                  September 30,                 September 30,
                           --------------------------    -----------------------
                                 2002        2001           2002          2001
                              ----------   -------       --------       -------
 (Loss) earnings from
  continuing operations before
  cumulative effect of accounting
  change Reported             $   (597)     (2,190)       (2,080)         1,657
   Add goodwill amortization,
    after tax                        -       1,097             -          3,272
                             -----------  ----------    ----------   -----------
   As adjusted                $   (597)     (1,093)        (2,080)        4,929
                              ===========  ==========    ==========   ==========

 Discontinued operations
   Reported                   $     27         220            425         1,107
   Add goodwill amortization,
     after tax                       -           8              -            23
                             -----------  ----------    ----------   -----------
   As adjusted                $     27         228            425         1,130
                              ===========  ==========    ==========   ==========

 Net (loss) earnings
   Reported                   $   (570)     (1,970)       (15,623)        2,764
   Add goodwill amortization,
     after tax                       -       1,105              -         3,295
                             -----------  ----------    ----------   -----------
   As adjusted                $   (570)       (865)       (15,623)        6,059
                              ===========  ==========    ==========   ==========


 Basic earnings (loss) per share:
  Continuing operations before
   accounting change - reported $  (0.03)     (0.11)        (0.11)         0.09
  Continuing operations before
   accounting change - as
   adjusted                     $  (0.03)     (0.06)        (0.11)         0.26

  Discontinued operations -
   reported                     $      -       0.01           .02          0.06
  Discontinued operations -
   as adjusted                  $      -       0.01           .02          0.06

  Net (loss) earnings -
   reported                     $  (0.03)     (0.10)        (0.81)         0.14
  Net (loss) earnings -
   as adjusted                  $  (0.03)     (0.05)        (0.81)         0.32

 Diluted earnings (loss) per share:
  Continuing operations before
   accounting change - reported $  (0.03)     (0.11)        (0.11)         0.09
  Continuing operations before
   accounting change - as
   adjusted                     $  (0.03)     (0.06)        (0.11)         0.26

  Discontinued operations -
   reported                     $      -        0.01        (0.02)         0.06
  Discontinued operations -
   as adjusted                  $      -        0.01        (0.02)         0.06

  Net earnings (loss) -
   reported                     $  (0.03)      (0.10)       (0.81)         0.14
  Net earnings (loss) -
   as adjusted                  $  (0.03)      (0.05)       (0.81)         0.32

   Changes in the carrying amount of goodwill for the nine months ended September 30, 2002 were as follows:


                     Professional   Project      Todays   Management
                      Services      Management  Staffing   Recruiters      Total
                   -------------------------------------------------------------
Balance             $    33,220       14,526      23,524    16,199       87,469
 December 31, 2001
Purchase of
 minority shareholder
 interest                 2,636            -           -         -        2,636
Impairment losses       (15,007)        (164)          -    (6,230)     (21,401)
Other                      (233)           -           -      (137)        (370)
                    ------------   -----------    --------  --------    --------
Balance
September 30, 2002  $    20,616       14,362      23,524     9,832       68,334
                    ============   ===========    ========  =========   ========


7.       Note Receivable from Officer

      In March of 2002, the Company advanced $1,800 to the President and Chief Executive Officer in conjunction with his relocation. The loan was repayable no later than July 31, 2002, bore interest at the prime rate, and was collateralized by the Executive's former residence. The loan was repaid in July of 2002.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                 AND RESULTS OF
                                   OPERATIONS


                              Results of Operations

Overview

         In the third quarter of 2002 CDI continued to execute its strategy of reducing costs by implementing what is expected to be the last restructuring initiative in a year dating back to the fourth quarter of 2001. In the first quarter of 2002, CDI recorded a provision for restructure of $4.1 million. The third quarter 2002 provision for restructure charge of $8.5 million was mostly focused on Todays Staffing and Management Recruiters. Management's goal has been to lower CDI's cost structure and to develop profitable revenue growth particularly when the economy begins to rebound.

          Also in the second quarter of 2002 the Company completed the sale of the net operating assets of Modern Engineering, a subsidiary that provided technical staffing to the automotive industry in CDI's Project Management operating segment. In conjunction with the sale and the implementation of SFAS 144, these operations are reflected as discontinued operations in the accompanying unaudited financial statements. Prior periods are reclassified to conform to this presentation.

         Additionally, impairment charges of $21.4 million ($14.0 million net of income tax effects) relating to goodwill have been recorded as a result of the adoption of SFAS 142 effective January 1, 2002. These charges are reflected as a change in accounting in the accompanying financial statements.

         Finally, as previously disclosed in CDI's annual report on Form 10-K, effective January 1, 2002 the Company reorganized its management and operations along four operating segments: Professional Services, Project Management, Todays Staffing and Management Recruiters. The discussions that follow are based on the Company's new segment reporting structure.

Results of Operations for the three and nine months ended September 30, 2002 as
-------------------------------------------------------------------------------
compared to the three and nine months ended September 30, 2001:
---------------------------------------------------------------
       Revenues from continuing operations for the three months ended September 30, 2002 and 2001 were $287.8 million and $351.8 million respectively - a $64.0 million or 18.2% decrease. Revenues from continuing operations for the nine months ended September 30, 2002 were $899.3 million compared to $1,129.1 million for the same period in 2001- a $229.8 million or 20.3% decrease. The declines in both periods were expected by management and primarily reflect the overall decline in the economy, coupled with the decision to exit lower-margin customer relationships in the Professional Services segment. Excluding revenue from exited accounts, consolidated revenues were essentially flat with the second quarter of 2002.

       Gross profit for the three months ended September 30, 2002 was $76.8 million as compared to $87.1 million in the third quarter of 2001- a $10.3 million or 11.8% decrease. Gross profit margin improved to 26.7% in the three months ended September 30, 2002 from 24.8% in the same quarter a year ago. Gross profit margin for the nine months ended September 30, 2002 was 26.0% as compared to 25.6% for the same period last year. This improvement reflects the impact of exiting the lower-margin customer relationships as well as the Company's focus on targeted vertical markets where higher margins are available.

       Operating and administrative expenses for the three months ended September 30, 2002 were $68.2 million compared to $89.6 million for the three months ended September 30, of last year - a $21.4 million, or 23.9% reduction. For the nine months ended September 30, 2002 operating and administrative expenses were $223.4 million compared to $283.4 million for the same nine-month period a year ago - a $60.0 million or 21.2% decrease. The significant reductions in both periods in 2002 are the result of the implementation of management's strategy to reduce administrative and operating expenses throughout the Company.

  Operating and administrative costs in both years include the following event-driven items:

                                              Three months ended
                                                 September 30,
                                     ----------------------------------------
                                            2002                 2001
                                    ------------------   -------------------
Reduction in staff and office
 closures/costs                     $                -            2.4 million
                                    ==================   ====================


                                               Nine months ended
                                                  September 30,
                                     ----------------------------------------
                                            2002                 2001
                                     ------------------   -------------------
Accelerated depreciation of the Company's
 Enterprise Resource Planning (ERP)
 system and leasehold improvements in
 exited offices                     $       7.1 million                     -
Termination of a service contract                     -            .3 million
Reduction in staff and office closures/costs          -           3.6 million
Arbitration settlement                       .4 million
Write-down of a strategic investment                  -           1.0 million
Severance for former executive                        -            .6 million
                                      ------------------   -------------------
                                    $       7.5 million           5.5 million
                                      ==================   ===================

The breakdown of these costs by operating segment is as follows:

                                              Three months ended
                                                 September 30,
                                     ----------------------------------------
                                            2002                 2001
                                    ------------------   -------------------
Professional Services               $                 -            .6 million
Project Management                                    -            .6 million
Todays Staffing                                       -           1.1 million
Corporate                                             -            .1 million
                                      -----------------     -----------------
                                    $                 -           2.4 million
                                      =================     =================

                                                Nine months ended
                                                  September 30,
                                     ----------------------------------------
                                            2002                 2001
                                     ------------------   -------------------
Professional Services               $       5.7 million           1.8 million
Project Management                          1.6 million            .7 million
Todays Staffing                              .2 million           1.2 million
Management Recruiters                                 -            .1 million
Corporate                                             -           1.7 million
                                      -----------------     -----------------
                                    $       7.5 million           5.5 million
                                      =================     =================

       Finally in 2002, unlike 2001, operating and administrative expenses do not include goodwill amortization, which ceased as of January 1, 2002 under the provisions of SFAS 142. Goodwill amortization totaled approximately $1.4 million in each of the first three quarters of 2001 (see note 6 for breakdown among operating segments).

       As discussed in CDI's December 31, 2001 Annual Report on Form 10K, the Company's Plan of Restructure adopted in December 2001 called for reorganizing its business unit and operations structure and the decommissioning of its ERP system, the closing of 25 regional offices and the termination of approximately 350 employees. The Company recorded additional provisions for restructure in 2002. These charges primarily consist of the cost of closing roughly 75 field offices and future severance costs for approximately 220 employees. The charges by quarter in 2002 are as follows:

                                                               Nine months
                                                                  ended
                            First Quarter    Third Quarter    September 30,
                                2002              2002            2002
                           --------------     --------------  ------------------
 Provision for severance for
  employees                $  1.0 million       2.5 million       3.5 million
 Provision for termination
  of office leases            2.2 million       3.6 million       5.8 million
 Asset impairment              .9 million       2.4 million       3.3 million
                           -----------------  --------------  ------------------
                           $  4.1 million       8.5 million      12.6 million
                           =================  ==============  ==================


The breakdown of these costs by operating segment is as follows:

                               Three months ended            Nine months ended
                                 September 30,                September 30,
                                     2002                        2002
                              ---------------------        ---------------------

    Professional Services   $          1.9 million              2.5 million
    Project Management                  .6 million              3.9 million
    Todays Staffing                    3.8 million              4.0 million
    Management Recruiters              1.6 million              1.6 million
    Corporate                           .6 million               .6 million
                            ------------------------       ---------------------
                            $          8.5 million              12.6 million
                            ========================       =====================


       Also in the third quarter of 2002, the Company recorded a loss on the sale of company-owned offices in Management Recruiters in the amount of $1.3 million.

       The operating loss for the three months ended September 30, 2002 was $1.2 million compared to $2.5 million for the third quarter of last year. Excluding the provision for restructure and event-driven items noted above in both quarterly periods and goodwill amortization in 2001, operating profit would have been $8.6 million in the third quarter of 2002 and $1.3 million in the third quarter of 2001. The operating loss for the nine months ended September 30, 2002 was $3.2 million compared to an operating profit for the nine months ended September 30, 2001 of $6.0 million. Excluding the provision for restructure and event-driven items noted above, and goodwill amortization in 2001, operating profit would have been $18.2 million for the nine month period ended September 30, 2002 and $15.7 million in 2001 (see Operating Segment Results for further discussion).

       Interest expense is shown net of interest income. Net interest income for the third quarter of 2002 was $111 thousand compared to $867 thousand of interest expense for the third quarter of 2001. Net interest expense for the nine months ended September 30, 2002 was $17 thousand as compared to $2.7 million for the same nine-month period of last year. During the fourth quarter of 2001, the Company repaid all bank borrowings and began accumulating additional cash. The reduced interest expense in 2002 represents the effect of no bank borrowings and interest income on funds accumulated starting last year.

       CDI's estimated effective income tax rate from continuing operations for the nine months ended September 30, 2002 of approximately 39% is higher than previously estimated. The current level of pre-tax earnings that is close to zero has magnified the effect of expenses that are permanently non-deductible for tax purposes. State and foreign taxes that affect only certain components of the Company's business are also impacting the effective rate.

       In June 2002, the Company sold the net operating assets of its subsidiary Modern Engineering, Inc. (Modern), which operated in its Project Management operating segment. Accordingly, Modern's activity is reflected as discontinued operations in the accompanying unaudited financial statements. Income from discontinued operations was $27 thousand in the third quarter of 2002 compared to $220 thousand in the third quarter of 2001. Earnings from discontinued operations for the nine months ended September 30, 2002 were $.4 million compared to $1.1 million for the same period in 2001. Results in 2002 compared to 2001 reflect lower sales to Modern's automotive industry customers and a loss on the write-off of the net assets that were sold. Income taxes for discontinued operations in 2002 include a one-time credit of $1.4 million that will be realized as a result of the disposition of Modern.

      In 2002, the Company recorded impairment charges for the write-off of goodwill of $21.4 million, ($14.0 million is the after-tax effect). These charges are presented as a change in accounting as of January 1, 2002 in accordance with the provisions of SFAS 142.

Operating Segment Results

The following table compares operating segment revenues and operating segment profit as reported under Generally Accepted Accounting Principles, with operating segment profit, after adding back the provision for restructure, event-driven items, loss on sale of assets and goodwill amortization in 2001 (goodwill amortization was terminated in 2002 per SFAS 142.) The discussion of segment results that follows references operating profit as adjusted because such amounts reflect the current operating cost structure of the Company.

                              Three months ended             Nine months ended
                                  September 30,                 September 30,
                           --------------------------    -----------------------
                                 2002        2001           2002          2001
                              ----------   -------       --------       -------
Revenues, as reported:
  Professional Services      $  153,203    197,107        481,057       626,726
  Project Management             76,203     85,421        235,934       269,233
  Todays Staffing                35,735     45,388        114,547       151,400
  Management Recruiters          22,647     23,840         67,799        81,710
                            ------------  ----------    -----------  -----------
                             $  287,788    351,756        899,337     1,129,069
                            ============  ==========    ===========  ===========


Operating (loss) profit, as reported
 under Generally Accepted Accounting
 Principles:
   Professional Services     $    1,992      1,650          2,892         7,280
   Project Management             4,660     (1,851)         4,669        (1,117)
   Todays Staffing               (2,939)      (492)          (720)        2,882
   Management Recruiters           (169)     3,089          4,058        13,482
   Corporate expenses            (4,709)    (4,892)       (14,075)      (16,517)
                            ------------  ----------    -----------  -----------
                             $   (1,165)    (2,496)        (3,176)        6,010
                            ============  ==========    =========== ============


Operating (loss) profit, as adjusted for
 the items described above:
   Professional Services     $    3,934      2,743         11,200        10,595
   Project Management             5,227       (994)        10,220           258
   Todays Staffing                  914        913          3,361         5,145
   Management Recruiters          2,685      3,422          6,912        14,544
   Corporate expenses            (4,113)    (4,778)       (13,450)      (14,803)
                             ------------  ----------    -----------  ----------
                             $    8,647      1,306         18,243        15,739
                             ============  ==========    ===========  ==========

                                                                              23
Professional Services

         The Professional Services operating segment revenues declined in the three and nine months ended September 30, 2002, as compared to 2001, due to the continued slowdown in the United States economy and the impact of the Company's planned exit from lower-margin customer accounts. Specifically, Professional Services has experienced a decline in the demand for information technology services and has experienced some price reductions, which for the most part have not significantly impacted profitability. However, the lower overall revenues were partially offset by increases in revenue in the three and nine months ended September 30, 2002 for AndersElite. For the three and nine months ended September 30, 2002, the improvement in adjusted operating profit is primarily due to the reduction of operating and administrative costs as a result of management's restructuring programs, as well as improved gross profit margins due to the termination of lower- margin customer accounts.


Project Management

         Project Management operating segment revenues in the three and nine months ended September 30, 2002 were lower as compared to 2001. The lower revenues are primarily attributable to declines in the segment's telecommunication services operations and some decline in the aerospace market. However, the lower overall revenues were partially offset by increases in revenues in the three and nine month ended September 30, 2002 for both CDI Engineering Group and CDI Government Services. The improvements in adjusted operating profit in 2002 are primarily due to the significant reduction of operating and administrative costs as a result of management's restructuring programs that offset the reduced gross profit from the decline in revenues in CDI's telecommunications operations.


Management Recruiters (MRI)

         MRI's revenue and adjusted operating profit decreased in the three and nine months ended September 30, 2002 as compared to 2001. This reduced level of performance reflects reductions in demand for MRI's permanent placement services as MRI's customers continue to delay hiring. Also, in the third quarter of 2002, MRI sold most of its company-owned offices and recorded a loss on sale of $1.3 million on this transaction. The offices are now operating as franchise locations. Management believes that the franchise model creates better opportunities for long-term profitability for both MRI and its franchisees.


Todays Staffing

         Todays operating segment declines in both revenues and adjusted operating profit for the three and nine months ended September 30, 2002 as compared to 2001, reflect the effects of the slowdown in the United States economy, as well as continued pricing pressure from competitors. In the third quarter of 2002 the Company executed a plan of restructure at Todays that includes cost reductions at their headquarters and converting the field operations into a more profitable business model.


Corporate
         The reduction of adjusted corporate expenses for the three and nine months ended September 30, 2002 as compared to 2001, reflect management's expense minimization efforts as well the continued refrain from new spending.

                         Liquidity and Capital Resources

         Cash flow from operations was $67.2 million in the first nine months of 2002, compared to $50.1 million for the comparable period last year - an increase of $17.0 million - even though the Company incurred a net loss in 2002 compared to net earnings in the nine months ended September 30, 2001. CDI benefited from a continuing reduction in accounts receivable of $52.1 million, partially offset by a reduction in payables and accrued expenses.

         Cash used in investing activities of $24.7 million in the first nine months of 2002 includes an investment of $15.1 million from the cash generated since the fourth quarter of 2001 in a certificate of deposit that will be held until it matures in May 2003. Excluding this investment, investing activities in 2002 totaled $9.6 million compared to $26.5 million in the first nine months of 2001.

         Capital expenditures of $6.8 million for the nine months ended September 30, 2002, decreased by $7.9 million, as compared to 2001 because management has curtailed the purchase of new assets, particularly in the area of information systems. Acquisition spending was $4.1 million for the nine months ended September 30, 2002 as compared to $12.4 million for the first nine months of 2001. The spending in 2002 relates to the acquisition of the remaining interest of a minority shareholder in the subsidiary. The acquisition spending in 2001 related to one small acquisition, payments related to prior acquisitions and the purchase of an additional interest in a majority-owned subsidiary.

         Cash used in financing activities was $5.2 million for the nine months ended September 30, 2002 as compared to $33.4 million of cash used in the first nine months of 2001. The primary use of cash in financing activities for both years was for repayment of debt, net of long-term borrowings.

         At September 30, 2002, the Company had $72.2 million of cash and cash equivalents, $15.1 million of short-term investments and no bank borrowings. During 2002, the Company's financed obligations were reduced by $7.2 million, primarily as the result of repaying two notes to the former owner of a subsidiary arising from the purchase of minority interests in the subsidiary. There have been no changes in the Company's credit arrangements.

         The Company believes that its available cash, anticipated future cash flows from operations as well as available borrowing arrangements will be sufficient to meet its cash requirements during 2002. Management continues to evaluate various alternate uses for CDI's excess cash such as organic growth, a shareholder event, or acquisitions.

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

         In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146) "Accounting for Costs Associated with Exit or Disposal Activities". Generally, SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002. SFAS 146 is effective for years beginning after December 31, 2002. The Company has not yet assessed the impact this statement will have on the Company's financial position or results of operations.


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

Item 4.  Controls and Procedures


         The Company has conducted an evaluation of the effectiveness of its disclosure controls and procedures under the supervision of its Chief Executive Officer and its Chief Financial Officer within 90 days of the filing date of this quarterly report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported upon in such reports within the time periods specified for their filing. It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute assurance, that the objectives of the control system will be met.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                                                              26
                           PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits
             10.o. Executive Severance Arrangement Approved by the CDI Corp.
                   Compensation Committee on September 10, 2002

             99.a. Certification of Chief Executive Officer, Pursuant to 18
                   U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             99.b. Certification of Chief Financial Officer, Pursuant to 18
                   U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. The Company filed a report on Form 8-K on August 14, 2002, attaching copies of certifications signed by its Chief Executive Officer and Chief Financial Officer (i) as required by the Securities and Exchange Commission's "Order Requiring the Filing of Sworn Statements Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934" (File No. 4-460, June 27, 2002) and (ii) pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Company's Form 10-Q for the quarter ended June 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   CDI CORP.
                             ---------------------------------------------------



November 13, 2002                     By:      /s/ Gregory L. Cowan
                             ---------------------------------------------------
                                         GREGORY L. COWAN
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Duly authorized officer and principal
                                         financial officer of Registrant)

                                                                              28
                                  CERTIFICATION
                                  -------------
I, Roger H. Ballou, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of CDI Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 13, 2002


     By:   /s/ Roger H. Ballou
     --------------------------------------
     ROGER H. BALLOU
     President and Chief Executive Officer

                                  CERTIFICATION
                                  -------------
I, Gregory L. Cowan, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of CDI Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          d) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          e) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 13, 2002


     By:   /s/ Gregory L. Cowan
     -----------------------------
     GREGORY L. COWAN
     Executive Vice President
     and Chief Financial Officer

                                INDEX TO EXHIBITS

      Number                        Exhibit                              Page
   --------------          --------------------------------------    ----------

           10.o            Executive Severance Arrangement Approved
                           by the CDI Corp.Compensation Committee on
                           September 10, 2002                              31

           99.a.           Certification of Chief Executive Officer,
                           Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002                      32

           99.b.           Certification of Chief Financial Officer,
                           Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002                      33