Form 10-K
period 2002-12-31
CDI CORP
filed 2003-03-27
CIK 18396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 -K
            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended                        December 31, 2002
                                           ------------------------------------

                                       OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                    TO
                                      -----------------      -----------------

       Commission file number                1-5519
                                          ------------
                                    CDI Corp.
          -----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)
       Pennsylvania                                     23-2394430
----------------------------------------    -----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

           1717 Arch Street, 35th Floor, Philadelphia, PA 19103-2768
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                                 Yes [X] No [ ]

     Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Indicate whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes [X] No [ ]

     The aggregate market value as of the last business day of the Registrant's most recently completed second fiscal quarter of voting stock of the Registrant held by shareholders other than executive officers, directors or known beneficial owners of 10% or more of such stock of the Registrant was:

Common stock, $.10 par value                             $386,824,949
Class B common stock, $.10 par value                     Not applicable

     The outstanding shares of each of the Registrant's classes of common stock as of February 17, 2003 were:

Common stock, $.10 par value                             19,358,844 shares
Class B common stock, $.10 par value                     None

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant's 2003 Annual Meeting are incorporated by reference in Part III.

                                     PART I
Item 1. BUSINESS

The Company - Overview

CDI Corp. (the "Company" or "CDI") is a professional services and outsourcing company, with core competencies in engineering and information technology (staffing and outsourcing) and related technical staffing, permanent placement, and specialized and administrative staffing. The Company's principal executive offices are located in Philadelphia, Pennsylvania. CDI concentrates its market focus on several vertical sectors, including aerospace, financial services, construction, pharmaceutical/biotech, petrochemicals, government and computer services and derives the majority of its revenues from Fortune 1000 companies serviced primarily in the United States. There was no single customer from whom the Company derived 10% or more of its consolidated revenues, during 2002, 2001 or 2000. All of the Company's segments operate in highly-competitive multi-billion dollar markets with no single market being dominant.

In the fourth quarter of 2001, the Company announced a multi-phased plan to restructure and reorganize its operations and systems and support infrastructure. Key elements of this "Plan of Restructure" included:

     o Reducing staff headcount by approximately 33 percent and operating offices by approximately 25 percent;

     o    Reorganizing  the  remaining  business into four  operating  segments:
          Professional Services ("PS"), Project Management ("PM"), Management Recruiters International ("MRI") and Todays Staffing ("Todays");

     o    Exiting under-performing contracts and businesses;

     o    Streamlining and simplifying core information systems; and

     o    Consolidating and relocating back-office services.

The ability to recruit talent is a core competency for the Company. In every segment of the Company, personnel are recruited by the Company and assigned to work for customers at either customer locations or in the Company's own offices. Such recruited personnel are employees of CDI. In some cases, the Company may assume risk with respect to the performance of its services and the acceptability of its employees to its customers.

In certain cases, particularly in the PS segment, the services of personnel ("supplier associates employees") supplied by other staffing companies or contractors ("supplier associates") are used to fulfill customer contract requirements. In these cases, the Company receives an administrative fee for arranging for, billing for and collecting the billings related to the supplier associates. Typically, the customer is responsible for assessing the work of the supplier associates who have the responsibility for the performance acceptability of their personnel to the customer.

In the PM segment, the Company recruits and hires engineering, information technology and other technical professionals to work on a project basis either on-site at customer locations or in CDI's own offices. Such recruited personnel are employees of the Company. This segment also performs outsourcing particularly with respect to customers' internal systems operations. In this segment, the Company may assume risk with respect to the performance of its services. The Company may also assume responsibility for the quality of the project or deliverable and the terms, particularly the cost and length of time, under which the Company agrees to deliver the project.

MRI is in the business of providing permanent placement services through a network of approximately 1,145 franchised offices throughout the world. MRI also provides specialized staffing services primarily focused on shorter term middle-management executive assignments through its franchise network and Company-owned offices and temporary health care professionals through its Company-owned offices. This operating segment derives its revenue from initial franchise fees, continuing franchise royalties, placement fees and specialized staffing services.

Todays primarily provides temporary, administrative and office support staff, as well as legal and finance professionals. The segment recruits and hires employees and provides these personnel to the customer on a contract or project basis. In managed staffing, the segment not only provides the employees but also manages the customer's entire contract staffing needs in identified areas.

CDI's staffing services are designed to help customers meet a variety of needs in a flexible, efficient, and cost-effective manner. Typically, the demand for CDI's staffing services is driven by one or a combination of the following customer needs: to acquire staff quickly, efficiently, and often in large volumes; to acquire special skills and talent; and to reduce costs while improving efficiency by outsourcing certain human resources functions.

CDI's project management and outsourcing services are designed to give customers a strategic advantage by enabling them to outsource whole projects or functions that are essential but not necessarily core to the customers' business. By outsourcing these projects or functions, customers can deploy capital more efficiently; achieve cost savings and enhance their return on capital investment; accelerate expansion; react more quickly to change and opportunity; maintain stability in their workforce while preserving the ability to scale up to meet increases in demand; and benefit from the talents of highly specialized, skilled and experienced professionals without carrying them as permanent staff.

For financial information about geographic areas, see Note 17 - Operating Segments to the Company's consolidated financial statements.

Operating Segments

The following table sets forth (in thousands) the revenues and pre- tax earnings from continuing operations of the operating segments of the Registrant and its consolidated subsidiaries during the years indicated and the assets attributable to each segment as of the end of each year.


                                                                                    Years ended December 31,
                                                                      --------------------------------------------------------

                                                                           2002               2001                 2000
                                                                      ---------------    ----------------    -----------------
Revenues:
  Professional Services                                          $         622,931             809,549              911,775
  Project Management                                                       311,256             352,210              388,020
  Management Recruiters                                                     85,901             103,167              136,752
  Todays Staffing                                                          149,387             193,666              238,908
                                                                      ---------------    ----------------    -----------------
                                                                 $       1,169,475           1,458,592            1,675,455
                                                                      ===============    ================    =================

Earnings (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change:
 Operating profit (loss)
  Professional Services                                          $           6,880              (3,984)              20,148
  Project Management                                                         9,423             (10,957)              12,582
  Management Recruiters                                                      6,902              12,746               30,716
  Todays Staffing                                                            1,486               2,616               15,153
  Corporate expenses                                                       (17,990)            (23,448)             (25,260)
                                                                      ---------------    ----------------    -----------------
                                                                             6,701             (23,027)              53,339
  Interest (income) expense, net                                              (115)              3,065                5,189
                                                                      ---------------    ----------------    -----------------
                                                                 $           6,816             (26,092)              48,150
                                                                      ===============    ================    =================
Assets:
  Professional Services                                          $         155,650             212,148              272,933
  Project Management                                                        89,996             120,032              154,013
  Management Recruiters                                                     44,779              47,247               52,029
  Todays Staffing                                                           38,934              50,171               62,199
  Corporate                                                                103,415              28,134                9,491
  Net assets of discontinued operations                                          -              14,840               21,364
                                                                      ---------------    ----------------    -----------------
                                                                 $         432,774             472,572              572,029
                                                                      ===============    ================    =================


The items reported above for 2001 and 2000 have been restated to reflect the Company's reorganization.

Professional Services ("PS")

PS offers information technology, engineering, and technical staffing solutions to customers in targeted vertical markets, including financial services, pharmaceuticals, information services and government. The segment's service delivery is tailored to the unique needs of the customer, its most basic being to provide skilled professionals to work at a single customer location on a temporary basis. The segment's highest value to customers is in the provision of customized managed staffing solutions, which may include serving as the lead recruiter among several vendors, the procurement of hundreds of professional employees across a broad geographic area, the provision of on-site management of staffing requirements and certain human resources functions and the utilization of web-based technology to support these functions. The Company's PS segment also includes AndersElite, a major provider of building and construction professionals based in the United Kingdom. Approximately 75 percent of the segment's revenue is derived domestically with the balance coming from foreign operations.

In providing its staffing services, this segment recruits and hires employees or secures supplier associate employees and provides these personnel to customers for assignments that, on average, last six to nine months. The vast majority of services are performed in the customers' facilities ("in-customer"). Customers use the segment's employees or supplier associate employees to meet peak period personnel needs, to fill in for employees who are ill or on vacation, to provide additional capabilities in times of expansion and change, and to work on projects requiring specialized skills.

In managed staffing, this segment not only provides employees but may also manage the customer's entire contract staffing needs, as well as certain human resource functions required to manage the customer's contract workforce. When providing managed staffing services, the segment frequently establishes on-site offices at one or more of the customer's facilities, staffs it with employees from the segment and ties that office into the segment's business systems. In some instances, managed staffing services also include the coordination of supplier associates employees assigned to the customer from other staffing companies. The segment may add value to its managed staffing services with web-based technology that helps to accelerate and streamline the procurement and management of contract employees and the coordination and supervision of supplier associates.

During the year ended December 31, 2002, PS provided services to approximately 2,100 customers. Historically, much of its business has been performed for large multi-national manufacturing and industrial corporations, but the segment has begun to penetrate non-industrial fields such as financial services, pharmaceuticals, information services and government. In 2002, one large industrial corporation comprised 15 percent of PS' total revenues while the top 10 customers accounted for less than 50 percent. Customers are geographically dispersed. Managed staffing services are concentrated among a small number of these customers, which tend to be among the largest U.S. corporations.

In providing staffing services, employees are hired by the segment and assigned to work for a customer. The duration of an assignment depends upon the customer's needs for the skills of an individual employee. At the end of an assignment, the employee is either reassigned within a current customer, assigned to perform services with another customer, or employment is terminated. Supplier associates employees are employed by another staffing company or contractor and are assigned to work for a customer. At the end of an assignment the services of supplier associates are usually terminated.

Pricing under substantially all contracts between PS and its customers is based on mark-ups on prevailing rates of pay. Contracts generally do not obligate the customer to pay for any fixed number of hours. Segment revenues are recorded on a gross basis as services are performed and associated costs have been incurred. The segment records an administrative fee as revenue where supplier associates are used. Generally the customer has the right to terminate the contract, usually on short notice. PS maintains the right to terminate its staffing employees at will.


PS' personnel are attracted to this type of employment by the opportunity to work on "state-of-the-art" projects and by the geographic and industrial diversity of the assignments. In addition, they are generally compensated at very competitive rates. In some cases, employees view these contract assignments as a bridge to permanent employment. PS' employees are subject to its administrative control. The customer retains technical and supervisory control. When the segment provides managed staffing services, the segment may provide additional administrative supervision for its employees. Supervisory personnel at managed programs are generally long-term employees and are important to the continuing relationship with customers.

The ability of PS to find and hire employees with the capabilities required by customers is critical to its operations. Such personnel usually have prior experience in their area of expertise. During periods of high demand for specific skills, it is not uncommon for PS to experience pressure to pay higher wage rates or lose employees to competitors who will pay such rates in an attempt to attract personnel with the required skills. Similarly, wage rates typically decline in periods of lower demand for such skills. To assist in fulfilling its personnel needs, a computerized retrieval system facilitates the rapid selection of resumes on file so that customers' requirements may be filled quickly.

PS operates through a network of approximately 63 sales and recruiting offices located in major markets throughout the United States and 9 international offices. Marketing activities are conducted by divisional and regional management to ascertain opportunities in specific geographical areas. Each office assists in identifying the potential markets for services in its geographic area, and develops that market through personal contact with prospective and existing customers. Additionally, PS' operating management stays abreast of emerging demand for services so that efforts can be expanded or redirected to take advantage of potential business either in established or new marketing areas. Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of price, value-added
services  and  prior  performance.   Many  times  customers  grant  multi-vendor
contracts.

Project Management ("PM")

PM provides engineering and information technology consulting, project management, outsourcing and related staffing services to customers in high technology and capital intensive markets. The segment provides high value-added services and solutions to customers with contractual engagements that generally are more than a year in duration and focuses on the vertical markets to which it delivers high-value services: aerospace technologies, biotech & pharmaceutical, chemical & industrial, and government. In addition, PM provides information technology outsourcing solutions. Substantially, all of the segment's revenue is derived from domestic operations.

PM's services typically involve managing a discrete portion or portions of a customer's capital project, including, but not limited to, preliminary or detailed plant design and construction management; validation and commissioning of a facility; and lifecycle support. To the extent such activities entail design and planning work, they are typically performed in-house. However, construction management, validation, commissioning and lifecycle support activities are generally performed on-site. The segment also provides engineering consulting services such as, feasibility studies, turnaround management, validation services and technical publications. The segment also delivers information technology outsourced solutions such as infrastructure management, enterprise support services and technology advisory services.

In both engineering and information technology outsourcing, this segment usually takes over a customer's entire technical department, staffing the department with employees, and managing the production of the department's output. In most instances, the managed department is located on-site at the customer's premises, but in some cases the customer may prefer an off-site location. In this case, this segment may need to maintain a stand-alone operation that provides technology systems to support the operations for single or multiple customers.

During the year ended December 31, 2002, PM provided services to approximately 330 customers. In 2002, one large multinational corporation comprised approximately 10% of PM's total revenues. Customers and project locations are geographically dispersed. Services are performed in customers' facilities on-site and in PM's own facilities ("in-house") depending upon industry practice and the needs and preferences of customers.

PM's personnel are attracted to this type of employment by the opportunity to work on "state-of-the-art" projects and by the geographic and industrial diversity of the projects. In addition, they are generally compensated at very competitive rates.

When performing services on an in-customer basis, PM's employees are on PM's payroll and are subject to its administrative control. When services are performed in-house, PM generally provides supervision for employees, and may have increased responsibility for the performance of work that is generally monitored in conjunction with customer personnel. This segment is not reliant on supplier associates to any significant degree.

The ability of PM to find and hire employees with the capabilities required by its customers is critical to its operations. Such personnel usually have prior experience in their field of expertise. During periods of high demand for specific skills, it is not uncommon for PM to experience pressure to pay higher wage rates or lose employees to competitors who will pay such rates in an attempt to attract personnel with the required skills. Similarly, wage rates typically decline in periods of lower demand for such skills.

Pricing under the majority of contracts between PM and its customers is based on mark-ups on prevailing hourly rates of pay, whereby revenues are recorded on a gross basis. Contracts generally do not obligate the customer to pay for any fixed number of hours. However, less than 15% of PM's revenue was derived from fixed-price and outsourcing contracts. In these instances, the Company recognizes revenue using the percentage of completion method. Generally the customer has the right to terminate the contract, usually on short notice. PM maintains the right to terminate its employees at will.

PM maintains approximately 34 offices across the United States and has 5 international offices. Marketing activities are conducted by divisional and regional management to ascertain opportunities for PM in specific vertical markets. Each office assists in identifying the potential markets and develops that market through personal contact with prospective and existing customers. Additionally, PM's operating management stays abreast of emerging demand for services so that efforts can be expanded or redirected to take advantage of potential business in either established or new marketing areas. Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of price, technological capability, value-added services, and prior performance.

Management Recruiters International ("MRI")

MRI recruits executive, management, professional, technical, sales, and clerical personnel for permanent employment positions with its customers. Candidates are recruited for many different capacities including accounting, finance, information technology, engineering, managerial, personnel, production, research and development, sales, supervision, and technical. This segment derives revenue mainly through its franchised operations.

Fees paid by the customer for placement services are generally a percentage of the annual compensation to be paid to the new employee. Fees are paid on a retainer basis or on a contingent basis after a qualified candidate has been hired and remains employed for a trial period, generally 30 days. On large, multiple placement projects, MRI can be engaged on a retainer basis for up to a year in duration. MRI also provides certain specialty staffing on a temporary basis, at times with the objective of permanently placing such personnel with the customer-employer. MRI employs these temporary personnel.

As of December 31, 2002, MRI had approximately 1,145 franchised offices and 13 company-owned specialty staffing offices providing services to both large and small employers in virtually all industries. The segment closed 21 company-owned permanent placement offices during 2002 and sold 11 company-owned permanent placement offices during the third quarter of 2002. Of the offices, 931 are located throughout the United States with 227 offices located internationally. All company-owned offices are located in the United States. The broad geographic scope of operations enables franchisees to provide nationwide recruiting and matching of employers with job candidates in the United States. The network utilizes an inter-office referral system on both national and regional levels, which enables offices to cooperate in fulfilling a customer's requirements. The segment provided services to approximately 1,000 customers.

Franchisees located in the U.S. pay an initial fee approximating $77,000 to acquire a franchise. The fee is charged for establishing and bringing a new franchise into the system. Franchisees also pay ongoing royalties based on a percentage of the franchisee's placement fees. Franchisees benefit from MRI's expertise in the business, from its Internet presence, national marketing, public relations support, purchasing leverage and advertising campaigns. Further, they receive extensive pre-opening training and start-up assistance on site. Franchisees also have the right to use MRI's trade names, trademarks, the inter-office referral system, operating techniques, advertising materials, sales programs, video and live interactive training programs, computer programs, Internet and intranet systems, manuals and forms.

A large number of companies are engaged in the recruitment business and MRI encounters significant competition. Employers commonly offer more than one company the opportunity to find qualified candidates for a position making
competition  for  qualified   individuals  intense.   MRI's  ability  to  obtain
placements with employers is determined more on its ability to find qualified candidates than on its fee structure.

Todays Staffing ("Todays")

The  Company's   Todays  operating   segment   primarily   provides   temporary,
administrative and office support staff, as well as legal and finance professionals. The segment recruits and hires employees and provides these personnel to the customer on a contract or project basis. In managed staffing, the segment not only provides the employees but also manages the customer's entire contract staffing needs. This segment is not reliant on supplier associates to any significant degree.

Customers retain Todays to meet peak period manpower needs, to temporarily replace personnel on vacation and to staff special projects. During the year ended December 31, 2002, these services were provided to approximately 5,700 customers. This segment focuses on small to medium-sized customers including banks, mortgage and insurance companies, investment companies, utilities, hospitals, law firms and universities with no one customer exceeding 4% of total revenue.

Services are performed in customers' facilities by Todays employees who are hired to work on customers' projects. The period of assignment depends on the need for the skills of the individual employee. At the end of an assignment, an employee is either reassigned within the current customer, assigned to perform services with another customer, or employment is terminated. The average assignment duration is approximately nine weeks. Todays personnel are on Todays payroll and are subject to its administrative control. The customer retains supervisory control and responsibility for the performance of the employee's services. The ability of Todays to locate and hire personnel with customer-specific capabilities is critical to its operations.

Pricing is based on mark-ups on prevailing rates of pay, and arrangements with the customer generally do not obligate the customer to pay for any fixed number of hours. Segment revenues are recorded on a gross basis as in the PS segment. Generally the customer has the right to terminate services, usually on short notice. Todays maintains the right to terminate its staffing employees at will.

Todays operates through a network of approximately 93 sales and recruiting offices, of which 10 are franchised and situated in the United States and 13 offices are located in Canada. As part of the Plan of Restructure, the segment closed 15 company-owned offices during 2002. Each office is responsible for determining the potential market for services in its geographic area and developing that market through personal contact with prospective and existing customers.

Revenues from both company and franchised offices are reflected in the segment's revenues. Todays employs all of the temporary personnel, including those recruited by the franchised offices, and also bears the responsibility for billing services to customers. Franchisees are responsible for selling services to customers, recruiting temporary personnel and for administrative costs. The franchisee receives a portion of the gross profit on the franchised accounts.

Employees

At December 31, 2002 the Registrant had approximately 18,000 employees. The Registrant believes that its relations with its employees are generally good.

Access to Company Information

CDI Corp. electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy, information statements, and other information regarding issuers that file electronically.

CDI makes available, free of charge, through its website or by responding to requests addressed to the Company's Vice President of Corporate Communications, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed by the Company with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act, as amended. This report is available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. CDI's website address is: "http://www.cdicorp.com". The information contained on the Company's website, or on other websites linked to the Company's website, is not part of this document.

Item 2.    PROPERTIES

The Company has closed or sold approximately 100 operating sites, primarily in the United States, as a result of its restructuring and cost reduction efforts. Many of these facilities are under non-cancelable operating leases. Accordingly, the Company has negotiated lease buy-outs or subleases to minimize the cash outflow requirements. In connection with the Company's office closings, reserves were established to reflect the net estimated future cash outlays related to closed office leases. There exists some risk that actual future cash outlays could exceed these reserves in the event of sublease defaults. Refer to Note 16 (Leases) of the Notes to Consolidated Financial Statements for further information concerning operating lease obligations and related sublease arrangements.

As part of the Company's restructuring and reorganization efforts, some of the Company's offices accommodate more than one operating segment. In such cases, square-foot usage is allocated among the segments based on planned utilization.

The PS operating segment has approximately 63 active facilities throughout the United States and 9 facilities internationally, occupying a total of approximately 230,000 square feet of space. Most of the active space is devoted to sales, marketing and administrative functions, and a small portion is used for in-house operations. The facilities are leased under terms generally extending up to five years.

The PM operating segment has approximately 34 active facilities throughout the United States and 5 facilities internationally, occupying a total of approximately 372,000 square feet of space. Most of the space is devoted to in-house services and the balance to sales, marketing and administrative functions. The facilities are leased under terms generally extending up to five years.

The MRI operating segment occupies approximately 82,000 square feet of office space at 13 active locations, primarily for franchise-support back-office functions. The active facilities are leased for varying terms, the majority of which extend up to five years. MRI also has approximately 1,145 franchised offices. Generally, franchisees enter into their own leases for which this segment assumes no obligation.

The Todays operating segment occupies approximately 156,000 square feet of office space in approximately 83 active locations for its company-owned temporary services offices. The active facilities are leased for varying terms generally extending up to five years. Todays' also has 10 franchised offices. Franchisees enter into their own leases for which this segment assumes no obligation.

The Company's corporate headquarters is located in Philadelphia, Pennsylvania occupying approximately 64,000 square feet of office space. CDI's shared services center occupies approximately 37,000 square feet of office space in Philadelphia for back-office functions. CDI's shared services center is being transitioned from Philadelphia to West Virginia. The Philadelphia facilities have remaining lease terms of less than five years.


Item 3.   LEGAL PROCEEDINGS

          Not Applicable.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

PART II

Item 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

Stock price and other information regarding the Company's common stock is for the years ended December 31, 2002 and 2001, and can be found in the table below. CDI's common stock is traded on the New York Stock Exchange.


                                2002                             2001
                       -------------------------       ------------------------
                         High             Low              High        Low
                       --------         --------         --------    --------
First quarter          $23.78            18.58             17.00       12.00
Second quarter          32.55            22.06             18.20       12.50
Third quarter           32.49            22.90             18.45       11.05
Fourth quarter          29.30            23.43             20.50       13.82


No cash dividends were declared during the years ended December 31, 2002 and 2001. The Company has no present intention of paying cash dividends during the year ending December 31, 2003.

Shareholders of record on March 14, 2003 numbered 488. This number counts each street name account as only one shareholder, when, in fact, such an account may represent multiple owners. Taking into account such multiple owners, the total number of shareholders approximated 3,800.

On October 14, 2002, the Company issued 10,000 restricted shares of the Company's common stock to Jay G. Stuart, the Company's Chief Financial Officer, as part of an arrangement made to induce Mr. Stuart to join the Company. On November 18, 2002, the Company issued 3,000 restricted shares to an officer of a subsidiary of the Company, as part of an arrangement made to induce that officer to join the subsidiary. On June 17, 2002, 1,309 shares of common stock were issued by the Company to an officer of another subsidiary of the Company upon vesting of units awarded to that officer under the Company's Stock Unit Plan. In all three cases, the shares were issued in consideration for services performed or to be performed by the recipient. Each of those issuances was made in reliance on the exemption from registration found in section 4(2) of the Securities Act of 1933.

Item 6.   SELECTED FINANCIAL DATA

Following is Selected Financial Data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The data presented is in thousands, except for per share data.


                                           2002               2001               2000               1999               1998
                                       --------------    ---------------    ---------------    ----------------   ----------------
Earnings Data:
Revenues                           $     1,169,475          1,458,592          1,675,455           1,552,831          1,477,479
                                       ==============    ===============    ===============    ================   ================
 Earnings (loss) from              $         4,082           (16,704)             28,811              45,514             42,906
  continuing operations
  before cumulative effect
  of accounting change
 Discontinued operations                       527              1,094              4,192               6,933              2,671
 Cumulative effect of
  accounting change, net of
  tax                                      (13,968)                  -                 -                   -                  -
                                       --------------    ---------------    ---------------    ----------------   ----------------
Net (loss) earnings                $        (9,359)           (15,610)            33,003              52,447             45,577
                                       ==============    ===============    ===============    ================   ================

Basic (loss) earnings per share:
  Earnings (loss) from
   continuing operations           $          0.21              (0.88)              1.51                2.39               2.18
  Discontinued operations          $          0.03               0.06               0.22                0.36               0.14
  Cumulative effect of
   accounting change               $         (0.73)                 -                  -                   -                  -
  Net (loss) earnings              $         (0.49)             (0.82)              1.73                2.76               2.32

Diluted (loss) earnings per share:
Earnings (loss) from
 continuing operations             $          0.21              (0.88)              1.51                2.38               2.18
Discontinued operations            $          0.03               0.06               0.22                0.36               0.14
Cumulative effect of
 accounting change                 $         (0.71)                 -                  -                   -                  -
Net (loss) earnings                $         (0.48)             (0.82)              1.73                2.74               2.32

Cash dividends                     $             -                  -                  -                   -                  -

Balance Sheet Data:
 Total assets                              432,774            472,572            572,029        $    531,680            435,814
 Long-term debt
  (including current
  portion)                                     480              7,913             49,623        $     65,651             35,059
Shareholders' equity               $       307,801            310,650            325,795             293,844            240,369



The financial data listed above has been restated to reflect 1) Emerging Issues Task Force Consensus No. 01-14, which deals with the recognition of certain direct expenses as a component of revenue and 2) SFAS 144, which required that Modern Engineering's operations be treated as a discontinued operation as a result of divestiture in 2002. Refer to Note 1 - Significant Account Policies of Notes to the Consolidated Financial Statements for further information.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYASIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CDI participates in a market that is cyclical in nature and extremely sensitive to economic changes. As a result, the impact of economic changes on revenues and operations can be volatile. The Company's consolidated revenues have declined 30.2% since 2000. The most significant portion of that decline occurred in the past year. Prior to 2001, CDI had established significant personnel and complex system infrastructures to support a high-growth strategy through broad-based market penetration and acquisitions. The dramatic slowdown in the United States economy, which began during 2000, prompted management to reconsider its strategy. In that regard, the Company initiated non-strategic reductions in its staff personnel and office requirements in response to the drop in sales volume during mid-year 2001. At the same time, strategic reviews were conducted to develop a comprehensive new strategy.

In October of 2001, a new Chief Executive Officer began to address the Company's operating challenges and developed a Plan of Restructure, which was approved by the Company's Board of Directors in December 2001. Under this multi-phased Plan, CDI commenced a process in December 2001 that continued into the fourth quarter of 2002 to exit lower-margin customer contracts, re-deploy assets (by selling its Modern Engineering subsidiary and certain MRI permanent placement offices), support growth in higher-margin businesses and lower its break-even point through structural cost reductions. This Plan of Restructure was announced in three phases. Phase 1, announced in December 2001, focused primarily on the Company's newly reorganized PS segment as well as simplification of the Company's core information systems. Phase 2, announced in March 2002, focused primarily on the Company's PM segment and Phase 3, announced in September 2002, focused primarily on Todays, MRI and back-office services. The Company also achieved cost reductions through the streamlining of its information technology and financial systems, as well as operations management and support structures. Management reorganized its businesses into four operating segments: Professional Services, Project Management, Management Recruiters International and Todays Staffing. In conjunction with the Plan of Restructure, the Company recorded provisions for restructure in both 2002 and 2001 as noted below:

                                                 Years ended December 31,
                                              ---------------------------------
                                                         (in millions)
                                              ---------------------------------
                                                    2002               2001
                                              ---------------     -------------
Asset impairments                              $       3.2               13.8
Provision for severance                                3.5                4.7
Provision for termination of operating leases          5.9                3.5
                                              ---------------     -------------
                                               $       12.6              22.0
                                              ===============     =============

The breakdown of these costs by operating segment is as follows:

                                                 Years ended December 31,
                                               --------------------------------
                                                        (in millions)
                                               --------------------------------
                                                    2002              2001
                                               ---------------     ------------
 Professional Services                         $       2.5               11.6
 Project Management                                    4.0                7.1
 Todays Staffing                                       3.9                0.6
 Management Recruiters                                 1.6                1.9
 Corporate                                             0.6                0.8
                                               ---------------     ------------
                                               $      12.6               22.0
                                               ===============     ============

The provisions for asset impairment primarily relate to the write-down of the Company's Enterprise Resource Planning (ERP) System that was fully decommissioned on June 30, 2002. The Company has been migrating to systems that are targeted to meet specific business needs with lower complexity and investment requirement, and support costs. During the decommissioning period, the Company recorded approximately $7.0 million of accelerated depreciation to reflect the revised carrying cost of the ERP System over its revised service life. These depreciation costs were recorded as a component of operating and administrative expenses in 2002.

The provisions for severance relate to the involuntary termination of approximately 570 staff, which were granted discretionary severances by the Company. To the extent certain critical employees were granted stay-on bonuses, such costs were charged to operations as services were rendered. Substantially all employee terminations were completed by December 2002.

The provisions for the termination of operating leases relate to the Company's decision to close approximately 100 offices under the Plan of Restructure. Such provisions consider estimated sublease rentals and anticipated lease buyouts. Substantially all office closures were completed by December 2002.

Collectively, the Company recorded pre-tax provisions for restructuring of $34.6 million ($22.0 million in December 2001, $4.1 million in March 2002, and $8.5 million in September 2002). Phase 1 was fully implemented by December 2002 and Phases 2 and 3 were substantially completed by that date. The Plan of Restructure, together with other cost containment initiatives launched in both 2001 and 2002 has resulted in significant reductions in CDI's cost structure. In addition, there has been an ongoing focus on working capital management and cash flows. These efforts have resulted in an improvement in customer repayment terms, debt reduction, and improved cash flows. More importantly, the Company has improved discipline in its marketing and sales strategies and now focuses on growth in targeted vertical markets and in service offerings providing the greatest opportunities to maximize returns. Key service offerings in ascending order of returns and value to customers include: administrative staffing, technical (engineering) staffing, information technology staffing, managed solutions, engineering and information technology outsourcing, and management recruiting.

In 2002, implementation of the Plan of Restructure resulted in year-over-year cost reductions of approximately $42.0 million. In 2003, the Company anticipates additional cost savings, related to its Plan of Restructure, of approximately $18 million. At December 31, 2002, the Company has a residual restructuring liability of $8.9 million, which relates primarily to lease termination costs. The severance component of this liability will be liquidated in 2003 and the lease component will be substantially liquidated by 2005, although it is management's intent to liquidate the lease obligations as soon as possible.

In addition to charges related to the Company's Plan of Restructure, the sale of Modern Engineering, and certain Company-owned permanent placement offices, the Company has recorded certain other charges in each of the years in the three-year period ended December 31, 2002 that are reflected in operating and administrative costs. These amounts totaled $7.5 million in 2002, $8.8 million in 2001, and $11.7 million in 2000. Such charges relate primarily to accelerated depreciation of the Company's ERP system, various accounts receivable adjustments, non-strategic reductions in both staff personnel and offices, and the settlement of a dispute with the Company's health insurance provider. Further, the Company ceased amortizing its goodwill as of January 1, 2002.
Goodwill amortization for the years ended December 31, 2001 and 2000 was $5.7 million and $5.5 million, respectively.

While the economic environment was challenging in 2002, as evidenced by the decline in revenue, CDI began to reap the benefits of the actions noted above. In 2002, the Company improved its overall financial condition in both its income statement and balance sheet by increasing its operating margins, lowering its costs structure, and collecting its receivables. CDI has established a financial foundation and strategy that management believes can support both profit and growth when the economy begins to improve.

Results of Operations, year ended December 31, 2002 vs. year ended December 31, 2001

Consolidated Results

The Company recorded consolidated revenues of $1,169.5 million in 2002, down $289.1 million or 19.8% from last year, as each operating segment reported lower revenues. Approximately 50% of this decline is attributable to the following three items: 1) the decision to exit lower-margin contracts primarily in the PS segment; 2) the sale of the company-owned offices in MRI; and 3) the dramatic decline in telecommunications work that is part of the PM segment. The remaining decline is primarily attributable to the challenging business climate in the U.S. economy, particularly in the information technology sector within PS and in the Todays segment. MRI is also operating in a difficult job placement market as employers delay hiring. However, AndersElite in the U.K., which operates in the PS segment, experienced strong growth in 2002. Excluding all the revenue from telecommunications work in both 2002 and 2001, PM revenues actually increased
5.6 % in 2002 as compared to 2001. This growth was primarily driven by revenues in the biopharmaceutical and chemical sectors.

The Company's gross profit of $304.8 million in 2002 is lower by $62.2 million or 17.0% as compared to 2001, primarily due to lower sales volume, partially offset by the consolidated gross profit margin increase from 25.2% in 2001 to 26.1% in 2002. This margin improvement reflects the shift from lower-margin contracts to higher-margin and longer-cycle assignments. With the exception of MRI, all operating segments showed improved gross profit margins in 2002 as compared to 2001.

In 2002, operating and administrative expenses of $284.3 million are $83.8 million or 22.8% lower than operating and administrative expenses incurred in 2001. Approximately $42.0 million or 50.0% of this reduction is directly attributable to savings from the aforementioned Plan of Restructure and other actions taken to reduce personnel requirements, office locations, and systems infrastructure. In addition, due to a combination of declines in revenue and enhanced financial discipline, expenses were reduced by $35.0 million year-over-year. Finally, operating expenses in 2001 included almost $6 million of goodwill amortization.

As previously discussed, the Company instituted a multi-phased Plan of Restructure in 2001. The first phase of the Plan of Restructure resulted in a pre-tax charge in 2001 of $22.0 million. Follow-up phases of the Plan of Restructure were defined, planned and approved by management in 2002 and resulted in pre-tax charges of $12.6 million.

In the third quarter of 2002, the Company recorded a loss on the sale of its MRI company-owned permanent placement offices of $1.3 million. This transaction was completed to focus MRI on its franchise operations and provide capital to re-deploy toward franchise support.

Operating profit for the year ended 2002 was $6.7 million, a $29.7 million improvement over 2001. Despite the significant decline in gross profit of $62.2 million, primarily as a result of the reduction in revenue, the Company was able to achieve significant reductions in its operating and administrative expenses of $83.8 million. In addition, restructuring provisions were $9.4 million lower in 2002, which were partially offset by a loss on sale of assets of $1.3 million associated with its MRI company-owned permanent placement offices.

Net interest income was $0.1 million in 2002 as compared to net interest expense of $3.1 million in 2001. This was due to the elimination of all bank borrowings, as well as interest income from invested cash.

The Company's effective income tax rate was 38.1% in 2002, 37.5% in 2001, and 38.4% in 2000.

In June 2002, the Company sold the net operating assets of its subsidiary Modern Engineering, Inc. ("Modern"), which operated in its PM operating segment. Accordingly, Modern's activity is reflected as discontinued operations in the accompanying financial statements in accordance with the requirements of SFAS-144. All financial statements have been restated accordingly.

In 2002, the Company recorded impairment charges of $21.4 million, ($14.0 million after-tax) for the write-off of goodwill. These charges primarily relate to a former acquisition in the PS segment, and are presented as a change in accounting as of January 1, 2002, in accordance with the provisions of SFAS-142.

The Company's net loss per diluted share in 2002 was $0.48 compared to a net loss per diluted share of $0.82 in 2001. Acquisition activity in 2002 or 2001 was not significant and therefore did not have any meaningful effect on operations.

Segment Discussion

Professional Services ("PS")

PS's revenues of $622.9 million decreased $186.6 million in 2002 or 23.1% compared to 2001. A significant reason for this segment's year-over-year decline in revenue is attributable to the planned exit of approximately $85.0 million of certain lower-margin contracts as part of the Company's newly implemented strategy. The remaining decline is related to softening demand in both technical services and information technology sectors, a weakening economy, offshore competition, and pricing pressures particularly within the information technology sector. Partially offsetting this revenue trend in 2002, was a strong revenue improvement in the U.K. operations of AndersElite. AndersElite's market, professional services in the construction trades, has remained largely immune to the general declines in the U.K. staffing market.

PS's operating profit was $6.9 million in 2002 compared to an operating loss of $4.0 million in 2001. Primarily as a result of aggressive restructuring efforts in 2002, the most significant factor in this improvement in profitability was a reduction in operating and administrative expenses of approximately $27.1
million.   In  addition,   improved   segment   performance  was  due  to  lower
restructuring charges in 2002 of $9.1 million. Partially offsetting these improvements in operating profit was a $25.3 million reduction in gross profit ($34.4 million of the decline was related to the fall-off in revenue partially offset by a $9.1 million improvement in the gross profit rate). This segment's gross profit rate improved 150 basis points on a year-over-year basis due primarily to having exited very low margin business during the first half of 2002.

Project Management ("PM")

PM's revenues of $311.3 million in 2002 decreased $40.9 million or 11.6% compared to 2001. This segment includes the telecommunications sector, which experienced significant declines due to the dramatic issues facing that industry. Excluding the impact of the telecommunications business fall-off, the PM segment experienced 5.6% revenue growth year-over-year.

PM's operating profit was $9.4 million in 2002 compared to an operating loss of $11.0 million in 2001. Several factors contributed to the improvement in 2002 operating profit. The most significant improvement in profitability was the reduction in operating and administrative expenses of $20.7 million, primarily as a result of restructuring efforts implemented in early 2002. In addition, reductions in restructuring provisions of $3.1 million further improved the operating results. As a result of the decline in revenue, this segment's year-over-year gross profit declined $3.4 million. This decline is comprised of $9.2 million related to reduction in revenue, which was substantially offset by a $5.8 million improvement in gross profit margin. The segment's gross profit margin performance improved by 180 basis points, on a year-over-year basis, due to the segment's focus on high-margin value-added business particularly within the pharmaceuticals and biotechnology sectors.

Todays Staffing ("Todays")

Todays' revenues of $149.4 million in 2002 decreased $44.3 million or 22.9% compared to 2001. Todays' volume of business declined steadily throughout 2002 and 2001. Two primary factors that contributed to Todays' revenue declines are the softening of the U.S. economy and severe competitive pressures on pricing that resulted in lost customers. In response, the Company implemented a restructuring plan in the third quarter of 2002. This plan was designed to lower costs while improving Todays' business model. As a result, Todays is now more competitive, as evidenced by the improvements in its revenue pattern.

Todays' operating profit was $1.5 million as compared to $2.6 million in 2001. The restructuring and cost-saving initiatives in 2002 and 2001 resulted in a reduction in operating and administrative expenses of $13.8 million compared to 2001, which was partially offset by an increase in restructuring provisions of $3.4 million . These actions resulted in a lower fixed cost base. These savings were offset by a $11.5 million reduction in gross profit that was primarily attributable to the revenue decline noted above. Gross profit margins were relatively comparable year-over-year.

Management Recruiters ("MRI")

MRI's revenues of $85.9 million in 2002 decreased $17.3 million or 16.8% compared to 2001, primarily as the result of a sluggish economy, which reduced demand for its services. Approximately 30.0% of this revenue decline is attributable to the company-owned permanent placement offices that were sold in the third quarter of 2002. The overall decline in revenue was experienced in
both  MRI's   company-owned   specialty  staffing  offices  and  its  franchised
locations.

Operating profit in 2002 was $6.9 million as compared to $12.7 million in 2001. The lower operating profit in 2002 was primarily due to the reduction in revenues, which were partially offset by the elimination of goodwill amortization. In 2001, goodwill amortization was approximately $1.3 million.

Corporate

Corporate expenses totaled $18.0 million in 2002 as compared to $23.4 million in 2001. The reduction in corporate expenses resulted from reduced spending on information technology infrastructure and tighter cost controls. Further, operating and administrative expenses in 2001 included $3.1 million of event-driven charges that were primarily attributable to various corporate-controlled investment write-offs.

Results of Operations, year ended December 31, 2001 vs. year ended December 31, 2000

Consolidated Results

The Company recorded consolidated revenues of $1,458.6 million in 2001, down $216.9 million or 12.9% as compared to 2000, as each operating segment reported lower revenues. The continuing economic slowdown in the United States throughout 2001 adversely affected the staffing industry and was the primary contributing factor to the decline in revenues.

Consolidated gross profit of $367.0 million in 2001 was down $78.8 million, or 17.7% as compared to 2000. This reduction was primarily driven by the 12.9% reduction in volume and deterioration in the consolidated gross profit margin that was 25.2% of revenues in 2001 compared to 26.6% in 2000. This reduction in the gross profit rate primarily reflected higher employee costs and a less favorable mix of business as the economy softened in virtually every operating segment.

Operating and administrative expenses of $368.1 million in 2001 were $24.4 million or 6.2% lower than expenses incurred in 2000. Contributing to the decrease in operating and administrative expenses in 2001 were several factors including reductions related to the decline in sales volume and approximately $9.1 million of savings from various initiatives implemented throughout the year.

As previously stated, the Company instituted a multi-phased Plan of Restructure in 2001. The first phase of the Plan of Restructure resulted in a pre-tax charge in 2001 of $22.0 million. The Company did not conduct similar restructuring activities in 2000.

The operating loss for the year ended 2001 was $23.0 million, reflecting a $76.4 million decline from 2000. The largest factor contributing to this decline is directly related to a $78.8 million reduction in gross profit resulting from the significant fall-off in year-over-year revenues noted above. Also contributing to the loss was the aforementioned restructuring charge of $22.0 million, which was offset slightly by volume-related declines in operating and administrative expenses.

Interest expense of $3.1 million in 2001 declined $2.1 million or 40.9% from the prior year, due to reduced average borrowings during the year as well as lower interest rates.

The Company's effective income tax rate was 37.5% in 2001 and 38.4% in 2000.

In June 2002, the Company sold the net operating assets of its subsidiary Modern Engineering, Inc. ("Modern"), which operated in its PM operating segment. Accordingly, Modern's activity is reflected as discontinued operations in the accompanying financial statements in accordance with the requirements of SFAS-144. All enclosed financial statements have been restated accordingly.

The Company's net loss per share in 2001 was $0.82 compared to earnings per diluted share of $1.73 in the prior year. Acquisition activity in 2001 and 2000 was not significant.

Segment Discussion

Professional Services ("PS")

PS' revenues of $809.5 million decreased $102.2 million in 2001 or 11.2% as compared to 2000. This segment experienced lower revenues in 2001 primarily due to softening demand in both technical services and information technology sectors; a weakening economy, off shore competition and pricing pressures particularly within the information technology sector. Virtually all of the segment's business lines, with the exception of its AndersElite U.K. operations, were adversely impacted.

The segment reported an operating loss of $4.0 million in 2001 as compared to an operating profit of $20.1 million in 2000. The most significant factor impacting 2001 operating profit was the significant decline in year-over-year gross profit of $18.6 million. This segment's 2001 results were also adversely impacted by an $11.6 million charge related to the Plan of Restructure, partially offset by a reduction in operating and administrative expenses of $6.1 million, primarily due to reductions in other charges. The most significant component of such charges was related to a settlement of a dispute with the Company's health insurance provider in 2000.

Project Management  ("PM")

PM's revenues of $352.2 million in 2001 decreased $35.8 million or 9.2% as compared to 2000. The segment includes the telecommunications sector, which experienced significant declines due to the issues facing that industry. Excluding the decline in its telecommunications business, PM's revenues in 2001 were flat compared to 2000.

PM's operating loss was $11.0 million in 2001 as compared to an operating profit of $12.6 million in 2000. Government Services and Innovantage experienced an increase in operating profit in 2001 as compared to 2000; while the aerospace business, the Engineering Group and telecommunications experienced a decline in operating profit, with the latter two businesses incurring operating losses. The primary factor contributing to the decline in operating profit was related to a $11.4 million reduction in gross profit ($8.3 million of the decline related to the fall-off in volume and $3.1 million was attributable to erosion in the gross profit margin). The decline in the year-over-year gross profit margin was related to a less favorable mix of business as the economy softened. In addition, PM incurred $7.1 million of restructuring charges during 2001 (none in 2000) and an increase of $5.1 million in operating and administrative expenses including event-driven items.

Todays Staffing ("Todays")

Todays' revenues of $193.7 million in 2001 decreased $45.2 million or 18.9% as compared to 2000, as the slowing economy particularly impacted Todays' administrative staffing business. The segment also experienced an unfavorable change in its business mix.

Todays had an operating profit of $2.6 million in 2001 compared to an operating profit of $15.2 million in 2000. This decline in operating profit was primarily related to a $14.5 million decline in gross profit. Of the $14.5 million decline in gross profit, approximately $12.8 million was attributable to the decline in revenue with the balance relating to a 90 basis point decline in the gross profit margin, which was the result of the change in its business mix. The balance of the decline is primarily attributable to various restructuring and other charges.

Management Recruiters ("MRI")

MRI's revenues of $103.2 million in 2001 decreased $33.6 million or 24.6% as compared to 2000 reflecting the slowing economy and its impact on demand for permanent placement services. Revenues declined in both MRI-owned and franchised operations.

This segment's operating profit was $12.7 million in 2001 as compared to an operating profit of $30.7 million in 2000. Operating profit declined by $34.3 million primarily due to the contraction in revenues, as well as a $1.9 million restructuring charge in 2001. Partially offsetting these impacts was a $18.2 million reduction in operating and administrative expenses. This reduction is primarily related to the contraction in year-over-year revenue.

Corporate

Corporate expenses declined to $23.4 million in 2001as compared to $25.3 million in 2000. The reduction in corporate expenses resulted from reduced spending on information technology infrastructure and tighter cost controls.

Inflation

PS, PM and Todays segments' services are priced generally based on mark-ups on prevailing rates of pay, and as a result are able to generally maintain their relationship to direct labor costs. MRI's search services are priced as a function of salary levels of the job candidates. In 2001, employee benefit costs, primarily health care costs, rose due to an increase in the Company's health insurance premiums. After the significant rise in insurance costs during 2001, the Company implemented a plan to reduce these costs through higher co-pays and pricing adjustments during 2002. This strategy allowed the Company to offset a portion of these costs. The Company is continuing to review its options to further reduce these costs, which the Company does not believe are representative of general inflationary trends. Otherwise, inflation has not been a meaningful factor in the Company's operations.

Liquidity and Capital Resources

The total cash, cash equivalents, and short-term investments at December 31, 2002 were approximately $94.0 million (adjusted for outstanding checks of $6.0 million), which is a $77.7 million increase over 2001. In addition, the Company reduced its debt by $7.4 million and eliminated all bank borrowings. CDI feels that this source of cash is more than adequate to support growth opportunities. Furthermore, the favorable cash position has allowed the Company to terminate its $75.0 million credit agreement with a syndicate of banks that was due to expire on March 31, 2003.

At December 31, 2002, the Company had approximately $41.1 million in cash and cash equivalents and approximately $58.5 million of additional funds invested in short-term investments. In 2002, the Company generated $83.9 million in cash from operating activities, a decrease of $15.0 million when compared to 2001. The largest component of change was in accounts receivable, resulting from both revenue declines and collection activities.

The Company's main asset is its accounts receivable of $189.6 million or approximately 44% of total assets at the end of 2002. Receivables decreased $63.2 million or 25.0% over 2001. CDI's days sales outstanding cycle was at 58 days, a decrease of 2 days over 2001.

In 2002, cash used in investing activities was $70.4 million. This activity includes the purchase of $58.5 million of short-term investments. Excluding short-term investments, investing activities in 2002 were $11.9 million as compared to $29.2 million in 2001. The reduction of $17.3 million in investing activities was primarily from decreases in investments in fixed assets and acquisitions. Acquisition activity in 2002 related to the purchase of the minority interest in a subsidiary.

During 2001, the Company liquidated all of its bank borrowings by eliminating $55.5 million of long-term debt. As a result, cash used in financing activities declined $49.8 million to $7.4 million in 2002. Financing activities during 2002 represents full repayment of $4.7 million relating to a loan note from a prior acquisition and $2.7 million of payments on other debt.

Summarized below are the Company's obligations and commitments to make future payments under lease agreements and debt obligations as of year-end 2002:

                                                    Less than 1       1-3                    More than 5
                                          Total        year          years      3-5 years       years
                                        ---------   -----------   ----------    ---------    ------------
Operating leases                        $ 43,650    $ 13,149      $  19,255     $  5,619     $    5,627
Short-term borrowings                        480         480              -            -              -
                                        ---------   -----------   ----------    ---------    ------------
Total                                   $ 44,130    $ 13,629      $  19,255     $  5,619     $    5,627
                                        =========   ===========   ==========    =========    ============


Critical Accounting Policies

The financial statements were prepared in accordance with generally accepted accounting principles, which requires management to make subjective decisions, assessments, and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgments increases, such judgments become even more subjective. While management believes that its assumptions are both reasonable and appropriate, actual results may be materially different than estimated. The Company has identified certain critical accounting policies, described below, that are the most susceptible to judgment.

Accounting for Impairment of Goodwill

Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets". Accordingly, the Company discontinued amortizing goodwill and began applying the specific guidance contained in that Statement to evaluate the carrying value and recoverability of its goodwill by evaluating the fair market value of the reporting units within which goodwill resides. The process of estimating fair value, in part, relies on the use of forecasts to estimate future cash flows expected from a reporting unit. The estimation of future cash flows, based on reasonable and supportable assumptions and projections, requires management's subjective judgments. The time periods for estimating future cash flows are lengthy, which increases the risk that actual future results could significantly deviate from estimates. As of December 31, 2001, the Company had net goodwill of $87.5 million of which, $21.4 million was impaired and written off as of January 1, 2002. The valuations for certain reporting units of the Company were substantially in excess of the carrying value of their respective net assets including goodwill. However, the valuations for certain other units were more closely aligned to the carrying value of their respective net assets, which includes goodwill. Changes in future market conditions, the Company's strategy or other factors could impact upon the future values of these reporting units, which could result in future impairment charges.

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. As of December 31, 2002, the Company has total net deferred tax assets of $24.9 million. This includes $4.3 million, which relates primarily to state net operating loss carry forwards, capital loss carry forwards and other miscellaneous credits. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

Allowance for Uncollectible Receivables

When determining the allowance reserves for potentially uncollectible accounts receivable, the Company must apply judgment. Such judgments include assessments about changes in economic conditions, concentration of receivables among clients and industries, recent write-off trends, rates of bankruptcy, credit quality of specific customers and risks related to the exiting of lower-margin customer contracts. As a result of deteriorating economic conditions, large customer mergers and other factors, the Company's allowance reserves have increased as a percent of receivables and sales over the past few years. At December 31, 2002, this reserve was $7.7 million or 3.9% of gross accounts receivable. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required.

Accounting for Stock Options

The Company has used stock options to attract, retain and reward employees for long-term service. Generally accepted accounting principles allow alternative methods of accounting for these awards. The Company has chosen to account for its stock plans (including stock option plans) under APB Opinion 25, "Accounting for Stock Issued to Employees". Since option exercise prices reflect the market value per share of the Company's stock upon grant, no compensation expense related to stock options is reflected in the Company's income statement. SFAS 123, "Accounting for Stock-Based Compensation", prescribes the alternative method of accounting for stock options. Had SFAS 123 been adopted, the Company would have recorded additional pre-tax costs of approximately $1.8 million for the year ended December 31, 2002. The pro-forma compensation cost was calculated using the Black-Scholes Options Pricing Model, which includes estimates based on assumptions for the risk-free interest rate, life of options and stock price volatility. Changes in the underlying assumptions could impact the pro-forma compensation cost.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146) "Accounting for Costs Associated with Exit or Disposal Activities", which supersedes EITF No. 94-3, "Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan as required by EITF No. 94-3. SFAS 146 is effective for restructuring activities initiated after December 31, 2002. This Statement does not require companies to adjust restructuring reserves recorded before 2003. The Company will apply SFAS 146 to future restructurings, if applicable. Currently, there is no intention to initiate such action. Refer to Forward Looking Statements below.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148 (SFAS 148) "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123; "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Refer to
Note 1 of CDI`s annual financial statements for additional disclosures related to stock-based compensation. The transition provisions of SFAS 148 are effective for years beginning after December 15, 2002. The Company is currently assessing the potential impact this Statement may have on the Company's financial position or results of operations should it elect to apply the transition provisions of this Statement.

Effective December 15, 2002, the Company adopted FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has assessed this Interpretation and has provided the necessary disclosures in Note 16 of the Notes to Consolidated Financial Statements.

Forward Looking Statements

The Company's growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for temporary and permanent employees. Should the U.S. economy decline during 2003, the Company's operating performance could be adversely impacted. The Company believes that its Plan of Restructure and strategic focus on targeted vertical market sectors provides some insulation from adverse trends. However, significant declines in the economy could result in the need for future cost reductions or changes in strategy.

Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce CDI's future earnings. There can be no assurance that CDI will be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.

The staffing services market is highly competitive with limited barriers to entry. CDI competes in global, national, regional and local markets with numerous temporary staffing and permanent placement companies. Price competition in the staffing industry is significant, particularly for the provision of office clerical and light industrial personnel, and pricing pressures from competitors and customers are increasing. CDI expects that the level of competition will remain high in the future, which could limit CDI's ability to maintain or increase its market share or profitability.

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


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company's exposure to foreign currency fluctuations relates to its operations in foreign countries conducted through subsidiaries operating primarily in the United Kingdom and Canada. Exchange rate fluctuations impact the U. S. dollar value of reported earnings derived from these foreign operations as well as the carrying value of the Company's investment in the net assets related to these operations. The Company generally does not engage in hedging activities with respect to foreign operations except for isolated situations involving inter-company payments that have not been material. The effects of foreign currency exchange rate fluctuations have been immaterial.

The Company's exposure to interest rate changes is not significant. As of December 31, 2002 and 2001, there were no bank borrowings and only immaterial amounts of other debt outstanding, none of which was variable rate debt. The
Company's investment in money market and other short-term instruments are primarily at variable rates.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CDI CORP. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                  Years ended December 31, 2002, 2001 and 2000
                     (In thousands, except per share data)


                                                                             2002                2001               2000
                                                                        ----------------    ---------------    ----------------
Revenues                                                                 $  1,169,475          1,458,592           1,675,455

Cost of services                                                              864,682          1,091,575           1,229,616
                                                                        ----------------    ---------------    ----------------
Gross profit                                                                  304,793            367,017             445,839

Operating and administrative expenses                                         284,282            368,086             392,500

Provision for restructure                                                      12,551             21,958                   -

Loss on the sale of assets                                                      1,259                  -                   -
                                                                        ----------------    ---------------    ----------------
Operating profit (loss)                                                         6,701            (23,027)             53,339

Interest (income) expense, net                                                   (115)             3,065               5,189
                                                                        ----------------    ---------------    ----------------

Earnings (loss) from continuing operations before
 income taxes, minority interests and cumulative
 effect of accounting change                                                    6,816            (26,092)             48,150

Income tax (expense) benefit                                                   (2,599)             9,794             (18,467)
                                                                        ----------------    ---------------    ----------------
Earnings (loss) from continuing operations before
 minority interests and cumulative effect of accounting change                  4,217            (16,298)             29,683

Minority interests                                                                135                406                 872
                                                                        ----------------    ---------------    ----------------

Earnings (loss) from continuing operations before
 cumulative effect of accounting change                                         4,082            (16,704)             28,811

Discontinued operations                                                           527              1,094               4,192

Cumulative effect of accounting change, net of tax                            (13,968)                 -                   -
                                                                        ----------------    ---------------    ----------------
Net (loss) earnings                                                      $     (9,359)           (15,610)             33,003
                                                                        ================    ===============    ================

Basic (loss) earnings per share:
  Earnings (loss) from continuing operations                             $       0.21              (0.88)               1.51
  Discontinued operations                                                $       0.03               0.06                0.22
  Cumulative effect of accounting change                                 $      (0.73)                 -                   -
  Net (loss) earnings                                                    $      (0.49)             (0.82)               1.73

Diluted (loss) earnings per share:
  Earnings (loss) from continuing operations                             $       0.21              (0.88)               1.51
  Discontinued operations                                                $       0.03               0.06                0.22
  Cumulative effect of accounting change                                 $      (0.71)                 -                   -
  Net (loss) earnings                                                    $      (0.48)             (0.82)               1.73


          See accompanying notes to consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001
                       (In thousands, except share data)


                                                                              2002                  2001
                                                                       -------------------    ------------------
Assets
Current Assets:
  Cash and cash equivalents                                              $       41,148                26,255
  Accounts receivable, less allowance for doubtful
   accounts of $7,683 - 2002; $8,162 - 2001                                     189,557               252,721
  Short-term investments                                                         58,477                     -
  Prepaid expenses                                                                6,403                 6,577
  Income taxes receivable                                                         6,101                     -
  Deferred income taxes                                                          13,195                16,786
  Assets of discontinued operations                                                   -                14,840
                                                                       -------------------    ------------------
     Total current assets                                                       314,881               317,179

Fixed assets, net                                                                29,134                49,989
Deferred income taxes                                                            11,750                 5,709
Goodwill, net                                                                    68,334                87,469
Other assets                                                                      8,675                12,226
                                                                       -------------------    ------------------
                                                                         $      432,774               472,572
                                                                       ===================    ==================

Liabilities and Shareholders' Equity
Current Liabilities:
  Obligations not liquidated because of outstanding checks               $        5,978                10,304
  Accounts payable                                                               25,008                29,684
  Withheld payroll taxes                                                          2,773                 5,597
  Accrued compensation and related costs                                         52,914                46,008
  Other accrued expenses                                                         29,328                42,620
  Income taxes payable                                                                -                 2,512
  Current portion of long-term debt                                                 480                 7,913
  Liabilities of discontinued operations                                              -                 3,513
                                                                       -------------------    ------------------
     Total current liabilities                                                  116,481               148,151

Deferred compensation                                                             8,492                12,396
Minority interests                                                                    -                 1,375

Shareholders' Equity:
  Preferred stock, $.10 par value - authorized 1,000,000
   shares; none issued                                                                -                     -
  Common stock, $.10 par value - authorized 100,000,000
   shares; issued 20,313,915 shares - 2002; 20,078,972 shares -
   2001                                                                           2,031                 2,008
  Class B common stock, $.10 par value - authorized
   3,174,891 shares; none issued                                                      -                     -
  Additional paid-in capital                                                     22,975                17,629
  Retained earnings                                                             306,339               315,698
  Accumulated other comprehensive loss                                             (610)               (2,038)
  Unamortized value of restricted stock issued                                     (800)                 (690)
  Less common stock in treasury, at cost - 958,465 shares -
   2002; 950,502 shares - 2001                                                  (22,134)              (21,957)
                                                                       -------------------    ------------------
     Total shareholders' equity                                                 307,801               310,650
                                                                       -------------------    ------------------
                                                                         $      432,774               472,572
                                                                       ===================    ==================


          See accompanying notes to consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000
                                 (In thousands)


                                                                             2002                2001               2000
                                                                        ----------------    ---------------    ----------------
Continuing Operations
Operating activities:
  Net (loss) earnings                                                    $     (9,359)           (15,610)             33,003
  Net income from discontinued operations                                        (527)            (1,094)             (4,192)
  Cumulative effect of accounting change, net of tax                           13,968                  -                   -
                                                                        ----------------    ---------------    ----------------
  Earnings (loss) from continuing operations                                    4,082            (16,704)             28,811

  Minority interests                                                              135                406                 872
  Depreciation                                                                 24,457             21,926              17,661
  Amortization of goodwill                                                          -              5,706               5,518
  Non-cash provision for restructure expenses                                   8,530             21,409                   -
  Loss on sale of assets                                                        1,259                  -                   -
  Income tax (expense) benefit less tax payments                                 (612)           (22,150)               (920)

  Change in assets and liabilities, net of effects from acquisitions:
   Decrease (increase) in accounts receivable                                  62,233            103,479             (22,450)
   (Decrease) increase in payables and accrued expenses                       (18,086)           (18,381)             22,673
   Other                                                                        1,852              3,145              (1,349)
                                                                        ----------------    ---------------    ----------------
                                                                               83,850             98,836              50,816
                                                                        ----------------    ---------------    ----------------

Investing activities:
  Purchases of fixed assets                                                   (10,144)           (19,112)            (29,792)
  Purchases of short-term investments                                         (58,477)                 -                   -
  Acquisitions, net of cash acquired                                           (4,146)           (11,806)            (11,677)
  Other                                                                         2,415              1,742              (1,517)
                                                                        ----------------    ---------------    ----------------
                                                                              (70,352)           (29,176)            (42,986)
                                                                        ----------------    ---------------    ----------------
Financing activities:
  Borrowings on long-term debt                                                      -             10,581              37,661
  Payments on long-term debt                                                   (7,433)           (55,530)            (53,689)
  Obligations not liquidated because of outstanding checks                     (4,326)           (12,264)              1,354
  Proceeds from stock plans                                                     4,476                  -                 231
  Other                                                                          (158)                 4                 (60)
                                                                        ----------------    ---------------    ----------------
                                                                               (7,441)           (57,209)            (14,503)
                                                                        ----------------    ---------------    ----------------

Net cash flows from continuing operations                                       6,057             12,451              (6,673)
Net cash flows from discontinued operations                                     8,836              2,372               6,676
                                                                        ----------------    ---------------    ----------------
Increase in cash and cash equivalents                                          14,893             14,823                   3
Cash and cash equivalents at beginning of year                                 26,255             11,432              11,429
                                                                        ----------------    ---------------    ----------------

Cash and cash equivalents at end of year                                 $     41,148             26,255              11,432
                                                                        ================    ===============    ================


          See accompanying notes to consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 2002, 2001 and 2000
                                 (In thousands)


                                                                             2002                2001                2000
                                                                        ----------------    ----------------    ----------------
Common stock
  Beginning of year                                                      $      2,008               2,002               2,000
  Exercise of stock options                                                        18                   -                   2
  Restricted stock issued                                                           1                   5                   -
  Stock purchase plans                                                              4                   1                   -
                                                                        ----------------    ----------------    ----------------

  End of year                                                            $      2,031               2,008               2,002
                                                                        ================    ================    ================

Additional paid-in capital
  Beginning of year                                                      $     17,629              16,677              16,539
  Exercise of stock options                                                     4,069                  57                 250
  Restricted stock-issued                                                         338                 698                   -
  Restricted stock-vesting/forfeiture                                               5                 (83)                (35)
  Restricted stock-change in value                                                 14                   8                (147)
  Stock purchase plans                                                            920                 272                  70
                                                                        ----------------    ----------------    ----------------
  End of year                                                            $     22,975              17,629              16,677
                                                                        ================    ================    ================

Retained earnings
  Beginning of year                                                      $    315,698             331,308             298,305
  Net (loss) earnings                                                          (9,359)            (15,610)             33,003
                                                                        ----------------    ----------------    ----------------

  End of year                                                            $    306,339             315,698             331,308
                                                                        ================    ================    ================

Accumulated other comprehensive loss
  Beginning of year                                                      $     (2,038)             (1,999)               (611)
  Translation adjustment                                                        1,428                (582)               (845)
  Unrealized loss on investment                                                     -                 543                (543)
                                                                        ----------------    ----------------    ----------------
  End of year                                                            $       (610)             (2,038)             (1,999)
                                                                        ================    ================    ================

Unamortized value of restricted stock issued
  Beginning of year                                                      $       (690)               (230)               (945)
  Restricted stock-issued                                                        (339)               (702)                  -
  Restricted stock-vesting/forfeiture                                              45                  23                 479

  Restricted stock-change in value                                                (14)                 (8)                147
  Restricted stock-amortization of value                                          198                 227                  89
                                                                        ----------------    ----------------    ----------------
  End of year                                                            $       (800)               (690)               (230)
                                                                        ================    ================    ================

Treasury stock
  Beginning of year                                                      $    (21,957)            (21,963)            (21,444)
  Restricted stock issued                                                           -                  29                   -
  Exercise of stock options                                                         -                   -                 (40)
  Restricted stock-forfeiture                                                     (45)                (23)               (479)
  Shares repurchased                                                             (132)                  -                   -
                                                                        ----------------    ----------------    ----------------
  End of year                                                            $    (22,134)            (21,957)            (21,963)
                                                                        ================    ================    ================

Comprehensive (loss) income
  Net (loss) earnings                                                    $      (9,359)           (15,610)             33,003

  Translation adjustment                                                         1,428               (582)               (845)

  Unrealized loss on investment                                                      -                543                (543)
                                                                        ----------------    ----------------    ----------------
                                                                         $      (7,931)           (15,649)             31,615
                                                                        ================    ================    ================


          See accompanying notes to consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (In thousands, except shares, per share data and ratios)


Note 1 - Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of CDI Corp. ("CDI" or the "Company") and all wholly-owned and majority-owned subsidiaries after elimination of inter-company balances and transactions.

For comparative purposes, prior period financial statements have been restated to reflect Emerging Issues Task Force Consensus No. 01-14 "Income Statement Characterization of Reimbursement Received for 'Out-of-Pocket' Expenses
Incurred".  In  connection  with the  implementation  of  Statement of Financial
Accounting  Standards  No.  144,  "Accounting  for  Impairment  or  Disposal  of
Long-Lived Assets", the Company has reflected the results of its former subsidiary, Modern Engineering, Inc., as a discontinued operation in the accompanying financial statements.

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

Cash Equivalents and Short-term Investments - Cash equivalents include investments in highly liquid securities that have a maturity within 90 days from their date of acquisition. Short-term investments include investments with an original maturity date greater than 90 days. All the Company's cash equivalents and short-term investments represent investments in money market instruments or debt securities. Short-term investments include securities classified as available-for-sale, as well as a security classified as held-to-maturity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Instruments".

Available-for-sale securities are carried at fair value based on quoted prices. Cost of securities available-for-sale is adjusted for amortization of premiums or discounts to maturity. Interest income and amortization of premiums and discounts are included in interest (income) expense. Cost of securities sold is based on the specific identification method. Gains and losses related to available-for-sale securities have been immaterial.

The held-to-maturity investment was purchased during 2002 and is one of which the Company has the intent to hold the investment until its maturity. The investment is carried at cost that equals fair value and was purchased at par. Interest income is included in interest (income) expense.

Fair Value of Financial Instruments - The Company's carrying value of financial instruments approximates fair value because of the nature and characteristics of its financial instruments. The Company does not have any off-balance sheet financial instruments. The Company does not generally have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

Allowance for Doubtful Accounts - An allowance is provided against accounts receivable that are not expected to be collected. This reserve is based upon historical experience, as well as estimates based on Management's judgments in specific matters.

Fixed Assets - Fixed assets are stated at cost and are depreciated over their estimated useful lives, principally by the straight-line method. Estimated useful lives range from 3 to 7 years for computers and systems and 5 to 7 years for equipment and furniture. Generally, leasehold improvements are amortized over the life of the lease.

Goodwill - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 - "Goodwill and Other Intangible Assets". Accordingly, the Company ceased amortizing goodwill effective January 1, 2002; tested goodwill carried in its balance sheet as of January 1, 2002 for impairment; and will test for impairment at least annually thereafter. A portion of the goodwill carried in the Company's balance sheet as of January 1, 2002 was impaired and has been written off. In accordance with the transition provisions of SFAS 142, the write-off of this goodwill, net of income tax benefit, is reflected as a change in accounting as of January 1, 2002 and is presented in the Consolidated Statements of Earnings as such. See note 7 for additional disclosures related to goodwill.

Long-Lived Assets - Effective January 1, 2002, the Company also adopted Statement of Financial Accounting Standards No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell. See note 13 for additional disclosures related to the disposal of long-lived assets reflected as discontinued operations in the accompanying financial statements.

Obligations Not Liquidated Because of Outstanding Checks - The Company manages its levels of cash in banks to minimize its cash balances. Cash balances as reflected by banks are higher than the Company's book balances because of checks that are outstanding throughout the banking system. Cash is generally not provided to bank accounts until checks are presented for payment. The differences in balances created by the outstanding checks result in negative cash balances in the Company's records. These negative balances are reflected in current liabilities as Obligations Not Liquidated Because of Outstanding Checks.

Revenue Recognition - The Company derives its revenues from several sources. All of the Company's segments perform staffing services. The Company's PM segment also performs project and outsourcing services, which may involve fixed-price contracts. MRI derives the majority of its revenue from initial franchise fees, permanent placement fees and continuing franchise royalties.

Effective January 1, 2002, the Company implemented Emerging Issues Task Force Consensus No. 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (the "Consensus"). The Consensus requires that certain reimbursable costs incurred and re-billed to customers be included in both revenues and cost of services, rather than "netting" these amounts in revenues. The effect of the Consensus was to increase revenues and cost of services by $31,494, $54,806 and $63,869 in 2002, 2001 and 2000,
respectively. All financial statements presented in this document have been reclassified to conform to this Consensus.

Staffing Services - Revenues derived from staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. In certain cases, the Company may utilize other companies and their employees to fulfill customer requirements. In these cases the Company receives an administrative fee for arranging for, billing for and collecting the billings related to these companies. The customer is typically responsible for assessing the work of these companies who have responsibility for the acceptability of their personnel to the customer. The Company reflects revenues derived from this relationship net of associated costs.

Project and Outsourcing Services - These services are generally provided on a cost-plus-fixed-fee or time-and-material basis. Typically, a customer will outsource a discrete project or activity and the Company assumes responsibility for performance of the function or project. The Company recognizes revenues and associated costs on a gross basis as services are performed and costs are incurred using its employees. In instances where these services are provided on a fixed-price basis, the Company recognizes revenues using the percentage-of-completion method, and periodically evaluates the need to provide for any losses on these projects. Fixed price contracts comprised approximately 4% of consolidated revenues in 2002.

Initial Franchise Fees - Fees related to sales of new franchises are deferred until the franchise commences operations, at which time the Company has substantially fulfilled its requirements under the franchise agreement.

Permanent Placement Fees and Continuing Franchise Royalties - The Company earns permanent placement fees from its company-owned operations and royalties from its franchisees. Fees for contingent searches are recognized at the time the candidate commences employment. For retained searches, where the Company or the franchisee receives a fee for specific services rendered, such revenues are recognized as the related services are rendered. Revenues associated with Company-owned operations are recorded on a gross basis and royalties from franchisees are recorded on a net basis as a component of revenue.

Stock-Based Compensation - The Company uses the intrinsic value method of accounting for stock options and other forms of stock-based compensation granted to employees and directors, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". No compensation cost has been recognized for grants of stock options because option exercise prices are not less than the fair market value of the underlying common stock at dates of grant. Compensation cost has been recognized for restricted stock issued and for units granted under the Stock Purchase Plan and Stock Unit Plan.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", uses a fair value based method of accounting for stock-based compensation. The following table reflects the pro-forma effect on net (loss) earnings and (loss) earnings per share for the years ended December 31, 2002, 2001 and 2000 if the Company had adopted the fair value recognition provisions of SFAS No. 123:


                                                                           2002               2001               2000
                                                                       --------------     --------------     -------------
Net (loss) earnings, as reported                                         $  (9,359)           (15,610)           33,003

Stock-based employee and director compensation cost included in
reported net (loss) earnings, net of income tax effect                       1,083                647               460

Stock-based employee and director compensation cost under fair
value-based method, net of income tax effect                                (2,199)            (2,269)           (1,959)
                                                                       --------------     --------------     -------------

Pro-forma net (loss) earnings                                            $ (10,475)           (17,232)           31,504
                                                                       ==============     ==============     =============

Net (loss) earnings per share:
  Basic - as reported                                                       (0.49)              (0.82)             1.73
  Basic - pro-forma                                                         (0.55)              (0.90)             1.65

  Diluted - as reported                                                     (0.48)              (0.82)             1.73
  Diluted - pro-forma                                                       (0.54)              (0.90)             1.65


Pro-forma net (loss) earnings for the years ended December 31, 2001 and 2000 have been revised from those previously reported to give effect to impact that cancellations of stock options would have had on costs if SFAS 123 had been adopted.

The pro-forma compensation cost using the fair value-based method under SFAS No. 123 includes valuations related to stock options granted since January 1, 1995 using the Black-Scholes Option Pricing Model. The weighted average fair value of options granted during 2002, 2001 and 2000 has been estimated using the following assumptions:

                                 2002              2001              2000
                            -------------     -------------     --------------

Risk-free interest rate          4.72%              4.84%             6.43%
Expected life of option       7 years           10 years          10 years
Expected stock price
   volatility                      36%                40%               46%
Expected dividend yield             -                  -                 -


Per Share Data - Earnings (loss) used to calculate both basic and diluted earnings (loss) per share for all periods are the reported earnings (loss) in the Company's consolidated statement of earnings. Because of the Company's capital structure, all reported earnings (loss) pertain to common shareholders and no assumed adjustments are necessary.

The number of common shares used to calculate basic and diluted earnings per share for 2002, 2001 and 2000 was determined as follows:

                                                                            2002                  2001                  2000
                                                                      ------------------    ------------------    ----------------
Basic:
  Average shares outstanding                                               19,254,504            19,086,755           19,073,267
  Restricted shares issued not vested                                         (46,031)              (10,000)             (29,795)
                                                                      ------------------    ------------------    ----------------
                                                                           19,208,473            19,076,755           19,043,472
                                                                      ==================    ==================    ================
Diluted:
  Shares used for basic                                                    19,208,473            19,076,755           19,043,472
  Dilutive effect of stock options                                            264,636                     -                7,757
  Dilutive effect of units under the Stock Purchase Plan                       91,183                     -               52,183
  Dilutive effect of restricted shares issued not vested                       14,586                     -                1,020
                                                                      ------------------    ------------------    ----------------
                                                                           19,578,878            19,076,755           19,104,432
                                                                      ==================    ==================    ================


In 2001 only, basic and diluted shares are the same because including the effect of common stock equivalents such as stock options, units under the Company's Stock Purchase Plan and restricted shares issued but not yet vested would have been antidilutive.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires an asset and liability approach of accounting for income taxes. SFAS 109 requires assessment of the likelihood of realizing benefits associated with deferred tax assets for purposes of determining whether a valuation allowance is needed for such deferred tax assets. The Company and its wholly-owned U.S. subsidiaries file a consolidated federal income tax return.

Foreign Currency Translation - Foreign subsidiaries of the Company use local currency as the functional currency. Net assets are translated at year-end rates while revenues and expenses are translated at average exchange rates. Adjustments resulting from these translations are reflected in accumulated other comprehensive loss in shareholders' equity. Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of
(loss) earnings.

Comprehensive Income - Comprehensive (loss) income consists of net earnings, foreign currency translation adjustments and adjustments related to an equity investment which was classified as an available-for-sale security.

New Accounting  Pronouncements
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146) - "Accounting for Costs Associated with Exit or Disposal Activities", which supersedes EITF No. 94-3, "Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan as required by EITF No. 94-3. SFAS 146 is effective for restructuring activities initiated after December 31, 2002. This Statement does not require companies to adjust restructuring reserves recorded before 2003. The Company will apply SFAS 146 to future restructurings, if applicable. Currently, there is no intention to initiate such action.

In December 2002, the Financial Accounting Standards board issued Statement of Financial Accounting Standard No. 148 (SFAS 148) - "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123; "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For additional disclosures related to stock-based compensation see the discussion above and Note 11 - Stock Based Plans. The transition provisions of SFAS 148 are effective for years beginning after December 15, 2002. The Company is currently assessing the potential impact this Statement may have on the Company's financial position or results of operations should it elect to apply the transition provisions of this Statement.

Effective December 15, 2002, the Company adopted FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has assessed this Interpretation and has provided the necessary disclosures in Note 16 - Leases.


Note 2 - Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments as of December 31, 2002 and 2001 were comprised of the following:

                                                 2002               2001
                                           ----------------   ----------------
Cash                                       $      12,659              8,155
Cash equivalents                                  28,489             18,100
                                           ----------------   ----------------
                                           $      41,148             26,255
                                           ================   ================
Short-term investments:
  Available-for-sale                       $      43,252                  -
  Held-to-maturity                                15,225                  -
                                           ----------------   ----------------
                                           $      58,477                  -
                                           ================   ================


All the Company's short-term investments originated during 2002 as a result of continuing strong cash flow during the year. These investments are in very liquid, high quality debt securities with diversification among the investments based upon established guidelines. Amortized cost approximates fair value. Gains and losses during 2002 were immaterial and there were no transfers of investments between classifications of short-term investments.

All of the Company's available-for-sale securities reflect investments in corporate bonds, various government agencies and commercial paper. The Company's held-to-maturity investment is a certificate of deposit, which had a one-year maturity when purchased.

Contractual maturities of available-for-sale securities as of December 31, 2002 of $13,511 were for securities maturing in one year or less and $29,487 for securities maturing in one to four years.

Note 3 - Accounts Receivable

The Company's principal asset is accounts receivable. Substantially all of the Company's customers are provided trade credit. The primary users of the Company's services are large industrial organizations, many of which are Fortune 1000 companies. The provision for doubtful accounts was $3,246 in 2002, $9,436 in 2001 and $3,863 in 2000.

Significant portions of the Company's revenue base and receivables are concentrated in certain industries. At December 31, 2002 and 2001, receivables from customers in the electronics/information processing industries comprised approximately 15% and 20%, respectively, of consolidated receivables, receivables from customers in the aircraft/aerospace industries comprised approximately 10% and 10%, respectively, of consolidated receivables and customers in the chemicals/pharmaceuticals industry comprised approximately 15% and 10%, respectively, of consolidated receivables.


Note 4 - Note Receivable from Officer

In March of 2002, the Company advanced $1,800 to its President and Chief Executive Officer in conjunction with his relocation. The loan was repayable no later than July 31, 2002, bore interest at the prime rate, and was collateralized by the Executive's former residence. The loan and related accrued interest was repaid in July of 2002.


Note 5 - Acquisitions

Investments in businesses acquired totaled $4,146, $6,333 and $9,265 for the years ended December 31, 2002, 2001 and 2000, respectively. All acquisitions were accounted for using the purchase method. For 2002, assets of $2,636 were acquired, all of which was goodwill. The remaining $1,510 paid in 2002, was to acquire the interest of all remaining minority shareholders. For 2001, assets of $4,451 were acquired (including goodwill of $4,180) along with liabilities of $293. A portion of the investment in 2001 reduced minority interest by $2,175. For 2000, assets of $8,297 were acquired (including goodwill of $6,825) along with liabilities of $46. A portion of the investment in 2000 reduced minority interests by $1,014.

Certain payments for investments in businesses in earlier years were made in a year following the year in which the acquisition occurred. Cash used in investing activities in the Consolidated Statements of Cash Flows reflects the year in which the cash outlay occurred.

Financial results of the acquired operations are reflected in the accompanying Consolidated Statements of Earnings from dates of acquisition. The acquisitions did not have a significant effect on reported earnings in the year of acquisition, and earnings would not have been significantly different from reported earnings had the acquisitions occurred at the beginning of the respective years.

Note 6 - Fixed Assets

Fixed assets at December 31, 2002 and 2001 were comprised of the following:

                                                2002                2001
                                          -----------------    ---------------
Computers and systems                     $        75,815             97,545
Equipment and furniture                            27,213             30,382
Leasehold improvements                             12,082             12,207
                                          -----------------    ---------------
                                                  115,110            140,134
Accumulated depreciation                          (85,976)           (90,145)
                                          -----------------    ---------------
                                          $        29,134             49,989
                                          =================    ===============


Note 7- Goodwill

The adoption of SFAS 142 required testing as of January 1, 2002 to evaluate the recoverability of goodwill carried in the Company's balance sheet as of that date. The valuations indicated that goodwill pertaining to certain units was impaired. The Company used current and projected earnings, cash flows and comparable market data to determine the fair market value of each unit. The impairment was based on the lower of the carrying cost of the underlying net assets -vs.- their fair market value. Testing for impairment of goodwill prior to January 1, 2002 was based upon undiscounted cash flows from the related assets compared to the fair value approach required under SFAS 142.

Impairment charges related to the adoption of SFAS 142 for the write-off of goodwill of $21,401 (PS - $15,007; PM - $164; MRI - $6,230) or $13,968 after income tax effect, have been recorded and are presented in the Company's Consolidated Statements of Earnings as the cumulative effect of a change in accounting.

Required annual testing under SFAS 142 was conducted as of July 1, 2002. The results of this testing indicated no further impairment to goodwill.

Under SFAS 142, amortization of goodwill ceased January 1, 2002. The following table compares earnings (loss) from continuing operations before cumulative effect of accounting change, discontinued operations and net (loss) earnings (as well as per share amounts) for the years ended December 31, 2002, 2001 and 2000, respectively, as if SFAS 142 had been if effect for 2001 and 2000:


                                                                             2002                2001               2000
                                                                        ----------------    ---------------    ----------------
Earnings (loss) from continuing operations before cumulative effect of accounting change:
   Reported                                                           $         4,082            (16,704)             28,811
   Add goodwill amortization, after tax                                             -              4,377               4,200
                                                                        ----------------    ---------------    ----------------
   As adjusted                                                        $         4,082            (12,327)             33,011
                                                                        ================    ===============    ================

Discontinued operations:
   Reported                                                           $           527              1,094               4,192
   Add goodwill amortization, after tax                                             -                 31                  30
                                                                        ----------------    ---------------    ----------------
   As adjusted                                                        $           527              1,125               4,222
                                                                        ================    ===============    ================

Net (loss) earnings:
   Reported                                                           $        (9,359)           (15,610)             33,003
   Add goodwill amortization, after-tax                                             -              4,408               4,230
                                                                        ----------------    ---------------    ----------------
   As adjusted                                                        $        (9,359)           (11,202)             37,233
                                                                        ================    ===============    ================


Basic (loss) earnings per share:
   Continuing operations - Reported                                  $           0.21              (0.88)               1.51
   Continuing operations - As adjusted                               $           0.21              (0.65)               1.73

   Discontinued operations - Reported                                $           0.03               0.06                0.22
   Discontinued operations - As adjusted                             $           0.03               0.06                0.22

   Net (loss) earnings - Reported                                    $          (0.49)             (0.82)               1.73
   Net (loss) earnings - As adjusted                                 $          (0.49)             (0.59)               1.96

Diluted (loss) earnings per share:
   Continuing operations - Reported                                  $           0.21              (0.88)               1.51
   Continuing operations - As adjusted                               $           0.21              (0.65)               1.73

   Discontinued operations - Reported                                $           0.03               0.06                0.22
   Discontinued operations - As adjusted                             $           0.03               0.06                0.22

   Net (loss) earnings - Reported                                     $         (0.48)             (0.82)               1.73
   Net (loss) earnings - As adjusted                                  $         (0.48)             (0.59)               1.95


Changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows:

                                             Professional        Project          Management          Todays
                                               Services         Management        Recruiters         Staffing           Total
                                            --------------    --------------    --------------    --------------    --------------
Balance at December 31, 2001                $    33,220            14,526            16,199            23,524            87,469
Purchase of minority shareholder
 interests                                        2,636                 -                 -                 -             2,636
Write-off of goodwill for
 impairment                                     (15,007)             (164)           (6,230)                -           (21,401)
Other                                              (235)                -              (135)                -              (370)
                                            --------------    --------------    --------------    --------------    --------------
Balance at December 31, 2002                %    20,614            14,362             9,834            23,524            68,334
                                            ==============    ==============    ==============    ==============    ==============


Note 8 - Debt

The Company generated sufficient cash flow in 2001 that permitted it to repay all borrowings from banks. Strong cash flow continued throughout 2002 and, as a result, there was no outstanding bank borrowings during 2002. Effective January 3, 2003 the Company terminated its unsecured revolving credit agreement with a syndicate of banks that permitted borrowings of up to $75.0 million. This agreement was scheduled to end March 31, 2003.

As of December 31, 2002, debt outstanding of $480 was for the purchase of computers and systems that will mature during 2003.


Note 9 - Provision for Restructure

During 2002, the Company continued to execute the multi-phased Plan of Restructure adopted by CDI's Board of Directors in December 2001, and as planned, took additional actions during the first and third quarters of 2002. Implementation of the Plan of Restructure resulted in charges of $21,958 in the fourth quarter of 2001 and $4,053 and $8,498 in the first and third quarters of 2002, respectively. The 2001 charges related to the decommissioning of the Company's former enterprise resource planning system, the closing of 25 regional offices and termination of approximately 350 employees. The 2002 charges related to the closing of approximately 75 field offices and the termination of approximately 220 employees.

The breakdown of the restructuring charges among operating segments were as follows:

                                        2002                      2001
                                  ------------------        ------------------

Professional Services              $       2,492                   11,567
Project Management                         3,978                    7,069
Management Recruiters                      1,595                    1,936
Todays Staffing                            3,861                      596
Corporate                                    625                      790
                                  ------------------        ------------------
                                   $      12,551                   21,958
                                  ==================        ==================


Details of the restructuring charges for 2001 and 2002 were outlined below:

                                       Net Accrual at
                                        December 31,            New          Reduction of         Cash           Net Accrual at
                                            2000             Provision          Assets        Expenditures     December 31, 2001
                                      ----------------      ----------       ------------     ------------     -----------------
Asset impairments                     $            -           13,763            (13,763)               -                   -
Provision for severance                            -            4,716                  -             (717)              3,999
Provisions for termination
 of operating leases                               -            3,479                  -                -               3,479
                                      ----------------      ----------       ------------     ------------     -----------------
                                      $            -           21,958            (13,763)            (717)              7,478
                                      ================      ==========       ============     ============     =================

                                         Net Accrual                                                              Net Accrual
                                             at                 New          Reduction of         Cash                 at
                                      December 31, 2001      Provision          Assets        Expenditures     December 31, 2002
                                      ----------------      ----------       ------------     ------------     -----------------
Asset impairments                     $            -            3,217             (3,217)               -                   -
Provision for severance                        3,999            3,479                  -           (4,118)              3,360
Provisions for termination
 of operating leases                           3,479            5,855                  -           (3,795)              5,539
                                      ----------------      ----------       ------------     ------------     -----------------
                                      $        7,478           12,551             (3,217)          (7,913)              8,899
                                      ================      ==========       ============     ============     =================


The provision for severance in 2002 includes a credit of $730 for the reversal of excess severance provisions recorded in 2001.

The Company anticipates that the remaining liability for operating leases will be substantially paid by December 31, 2005. The remaining liability for severance will be paid in 2003. It is Management's intent to liquidate its remaining lease obligations as soon as possible. The accrual for the provision for restructure is included in accrued expenses in the accompanying consolidated balance sheets.


Note 10 - Capital Stock

Stock Classification - Common stock and Class B common stock have equal rights except that dividends (other than stock dividends) may be declared and paid on common stock in excess of amounts declared and paid on Class B common stock. Class B common stock is convertible on a share-for-share basis into common stock. Class B shares so converted are then cancelled. At December 31, 2002 and 2001 no Class B common shares were issued.

Restricted Common Stock - The Company issued shares of restricted common stock that vest with the passage of time (ranging from two to five years) and based on the percentage achievement of pre-determined goals (covering a period of five years). Shares that do not vest are forfeited.

Restricted common shares that vest over time have a fixed value when issued. The value of restricted shares that vest based on performance will fluctuate with changes in the fair market value of the common shares until there is a determination as to their vesting. Over the period of time that these shares may become vested, there will be charges to earnings based upon the associated fair value of the shares. As such charges occur, unamortized value of restricted stock issued will be reduced. To the extent that restricted shares are forfeited, unamortized value will also be reduced and the forfeited shares will be placed in treasury stock.

Changes in common shares issued and treasury shares for the years ended December 31, 2002, 2001 and 2000 follow:

                                                                            2002                  2001                  2000
                                                                      ------------------    ------------------    ------------------
Shares issued
  Beginning of year                                                        20,078,972            20,015,561            19,999,463
  Exercise of stock options                                                   178,548                 4,000                12,622
  Restricted stock issued                                                      13,000                45,000                     -
  Stock purchase plans                                                         43,395                14,411                 3,476
                                                                      ------------------    ------------------    ------------------
  End of year                                                              20,313,915            20,078,972            20,015,561
                                                                      ==================    ==================    ==================

Treasury shares
  Beginning of year                                                           950,502               950,135               927,651
  Exercise of stock options                                                         -                     -                 2,517
  Restricted stock issued                                                           -                (1,250)                    -
  Restricted stock forfeiture                                                   2,963                 1,617                19,967
                                                                                5,000                     -                     -
                                                                      ------------------    ------------------    ------------------
  End of year                                                                 958,465               950,502               950,135
                                                                      ==================    ==================    ==================



Note 11 - Stock Based Plans

As of December 31, 2002 the Company had issued non-qualified stock options to purchase shares of the Company's common stock under two plans, the most recent of which was adopted in 1998 (the "1998 Plan"). Since the adoption of the 1998 Plan, no options were granted under the other plan.

Non-qualified stock options under the 1998 Plan may be granted to employees, directors and consultants. No options have been granted to consultants. Grants under the 1998 Plan, except for certain non-employee directors whose retainer fees may be paid in whole or in part via stock options, are determined by the Compensation Committee of the Board of Directors. The option price at which options are to be exercised may not be less than 100% of the fair market value per share of the Company's common stock on the date of grant. The terms for which options are granted are also determined by the Committee and have generally been for seven and ten years.

As of December 31, 2002, 2,196,163 shares of common stock were reserved for future issuance under these plans upon the exercise of stock options. Activity under the plans for each of the years ended December 31, 2000, 2001 and 2002 was as follows:


                                 Shares subject to      Weighted average
                                    options              exercise price
                              --------------------    ------------------
December 31, 1999                   1,137,034            $    27.56
Granted                               742,141            $    20.94
Exercised                             (12,622)           $    18.32
Cancelled                            (593,912)           $    27.46
                              --------------------    --------------------


December 31, 2000                   1,272,641            $    25.72
Granted                               869,730            $    15.40
Exercised                              (4,000)           $    14.23
Cancelled                            (414,658)           $    25.49
                              --------------------    --------------------

December 31, 2001                   1,723,713            $    20.59
Granted                               345,435            $    22.49
Exercised                            (178,548)           $    20.52
Cancelled                            (345,268)           $    23.36
                              --------------------    --------------------

December 31, 2002                   1,545,332            $    20.42
                              ====================


Additional information regarding stock options outstanding as of December 31, 2002, 2001 and 2000 is as follows:

                                2002                2001               2000
                          --------------     ---------------    ----------------
Range of exercise prices:
  Lowest                   $   14.23               14.23               15.31
  Highest                  $   46.50               46.50               46.50
Weighted average remaining
   life                      6.6 years          7.8 years            7.0 years

Options exercisable:
  Number of shares           422,950             439,886             334,597
  Weighted average exercise
  price                    $   24.15               30.71               30.46


Under the terms of a stock purchase plan ("SPP"), designated employees and non-employee directors have the opportunity to purchase shares of the Company's common stock on a pre-tax basis. Employee participants use a portion of their annual bonus awards to purchase SPP units. Certain senior management personnel are required to participate by using 25% of their annual bonus awards to purchase SPP units and can elect participation for up to an additional 25%. Other employee participants can elect to use up to 25%. Non-employee directors may participate by using some or all of their retainer fees to purchase SPP units. The Company makes a matching contribution of one SPP unit for every three units purchased by a participant on a voluntary basis. The number of units is determined by dividing the annual bonus or retainer fee used to purchase SPP units by the fair market value of a share of the Company's common stock on the date a participant's account is credited with the SPP units. Vesting of units occurs over a period of three to ten years as chosen by the participant. If a participant's employment or service on the Company's Board of Directors ceases for any reason after three years from the start of the vesting period, the participant will receive shares of the Company's common stock equal to the number of associated units. If employment for an employee participant terminates within the first three years of the vesting period and depending on the circumstances related to termination, the employee could receive cash in lieu of shares that does not take into account appreciation in value of the shares or the Company's matching contribution. If a non-employee director does not stand for re-election to the Board, he will receive shares of the Company's common stock for his SPP units regardless of the vesting period chosen.

Under the terms of the stock unit plan ("SUP"), designated employees have the opportunity to earn shares of the Company's common stock. Current grants under the plan vest with three continuous years of service ending June 30, 2003. If employment of a participant in the plan terminates for any reason before June 30, 2003 all benefits are forfeited.

There are 158,138 SPP and SUP units (including Company matching units) outstanding as of December 31, 2002. The units were determined using a weighted average market price of $20.53 per share. Costs charged to earnings during 2002, 2001 and 2000 related to these plans were $1,456, $824, and $657, respectively. Costs charged to earnings related to employee participants include the amount of the deferred bonus for the year used to purchase SPP units plus a portion of the value of the Company match SPP units credited to participants' accounts. Company match SPP units and SUP units have a fixed value determined at the time participants accounts are credited, which value is charged to earnings over a three-year period, the minimum period over which employee participants vest in these units. Costs charged to earnings related to non-employee directors include the amount of the deferred retainer fees used to purchase SPP units plus the value of the Company match SPP units credited to a director's account. These Company match units have a fixed value that is charged to earnings over a one-year period.


Note 12 - Income Taxes

Pretax earnings (loss) from continuing operations for the years ended December 31, 2002, 2001 and 2000 were taxed in the following jurisdictions:

                               2002               2001              2000
                          --------------     --------------    --------------

United States              $     (214)           (29,537)           40,750
Foreign                         7,030              3,445             7,400
                          --------------     --------------    --------------
                           $    6,816            (26,092)           48,150
                          ==============     ==============    ==============


Income tax (expense) benefit relating to continuing operations for the years ended December 31, 2002, 2001 and 2000 was comprised of the following:


                                              Total            Federal           State              Foreign
                                           -------------     -------------    -------------     ----------------
    2002
    Current                                $    2,087             5,096             (538)             (2,471)

    Deferred                                   (4,686)           (5,580)             958                 (64)
                                           -------------     -------------    -------------     ----------------
                                           $   (2,599)             (484)             420              (2,535)
                                           =============     =============    =============     ================

    2001
    Current                                $   (4,246)             (672)          (1,554)             (2,020)
    Deferred                                   14,040             9,178            4,677                 185
                                           -------------     -------------    -------------     ----------------
                                           $    9,794             8,506            3,123              (1,835)
                                           =============     =============    =============     ================

    2000
    Current                                $  (24,124)          (16,713)          (3,069)             (4,342)

    Deferred                                    5,657             4,356            1,322                 (21)
                                           -------------     -------------    -------------     ----------------
                                           $  (18,467)          (12,357)          (1,747)             (4,363)
                                           =============     =============    =============     ================


The effective income tax rates relating to continuing operations for the years ended December 31, 2002, 2001 and 2000 differed from the applicable federal rate as follows:

                                                                     2002                2001             2000
                                                                 ---------------     ------------    -------------
Federal rate                                                        (35%)                 35%              (35%)
State income taxes, net                                              14%                   7%               (2%)
Expenses permanently nondeductible for tax purposes                  (7%)                 (4%)              (1%)
Foreign income taxes                                                  3%                   -                 -
Increase in valuation allowance                                     (16%)                  -                 -
Income tax credits                                                    3%                   -                 -
                                                                 ---------------     ------------    -------------
Effective income tax rate                                           (38%)                 38%              (38%)
                                                                 ===============     ============    =============


The tax effects of the principal components creating net deferred income tax assets as of December 31, 2002 and 2001 were as follows:


                                                                            2002                 2001
                                                                       ----------------    -----------------
Components creating deferred tax assets:
  Expenses not currently deductible (principally compensation
  and payroll-related)                                               $      20,904               26,059
  Intangible assets amortization                                             2,651                  140

  Basis differences for fixed assets                                         1,666                    -
  Other                                                                        443                  429
  Loss carry forwards                                                        6,461                3,287
  Credit carry forwards                                                        744                    -
  Valuation allowance                                                       (1,027)                 (13)
                                                                       ----------------    -----------------
                                                                            31,842               29,902
                                                                       ----------------    -----------------
Components creating deferred tax liabilities:
  Deferral of revenues and accounts receivable                              (3,084)              (1,524)
  Basis differences for fixed assets                                             -               (2,442)
  Other                                                                     (3,813)              (3,441)
                                                                       ----------------    -----------------
                                                                            (6,897)              (7,407)
                                                                       ----------------    -----------------
                                                                     $      24,945               22,495
                                                                       ================    =================


In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the benefits of the deferred tax assets will not be achieved. The ultimate realization of deferred tax assets is dependent upon several factors, including past and future taxable income. Based upon the Company's assessment of the prospects for achieving the benefits of the deferred tax assets, the Company has determined that it is more likely than not that such benefits will be realized.

At December 31, 2002 for state income tax purposes, there are operating loss carryforwards aggregating approximately $87.0 million expiring in varying amounts from 2005 through 2019.


Note 13 - Discontinued Operations

In June of 2002 the Company sold the net operating assets of its Modern Engineering, Inc. ("Modern") subsidiary that operated in its PM segment. Modern provided technical staffing services to the automotive industry. In conjunction with the implementation of SFAS 144, a pre-tax loss for disposal of these assets of $1,160 had been recognized. The operations of Modern were a component of CDI, as that term is defined in SFAS 144, and accordingly, are reflected as discontinued operations in the accompanying financial statements.

The earnings from discontinued operations for the years ended December 31, 2002, 2001 and 2000 and related net assets as of December 31, 2002 and 2001 are as follows:

                                                                             2002                2001                2000
                                                                        ----------------    ----------------    ---------------
Earnings:
  Revenues                                                              $      32,674              86,055            108,151
                                                                        ================    ================    ===============

  Gross profit                                                          $       5,718              15,817             20,920

  Operating and administrative expenses                                         5,860              13,927             14,454

  Provision for disposal of assets                                              1,160                   -                  -
                                                                        ----------------    ----------------    ---------------

  (Loss) earnings before income taxes                                          (1,302)              1,890              6,466

  Income tax benefit (expense)                                                  1,829                (796)            (2,274)
                                                                        ----------------    ----------------    ---------------

  Earnings from discontinued operations                                 $         527               1,094              4,192
                                                                        ================    ================    ===============

Net Assets:
  Assets (principally accounts receivable and deferred income
  taxes)                                                                $           -              14,840                  -
  Liabilities (principally accounts payable and accrued expenses)       $           -              (3,513)                 -
                                                                        ----------------    ----------------    ---------------
Net assets                                                              $           -              11,327                  -
                                                                        ================    ================    ===============



Note 14 - Legal Proceedings and Claims

The Company has litigation and other claims pending which have arisen in the ordinary course of business. There are substantive defenses and/or insurance and accounting reserves such that the outcome of these items should not have a material adverse effect on the financial condition or results of operations of the Company.


Note 15 - Retirement Plans

Trusteed contributory and non-contributory defined contribution retirement plans have been established for the benefit of eligible employees. Costs of the plans are charged to earnings and are based on either a formula using a percentage of compensation or an amount determined by the Board of Directors of the Company. Costs of the plans that are qualified for income tax purposes are funded. Costs of plans that are not qualified are not funded. Charges to earnings for these retirement plans for the years ended December 31, 2002, 2001 and 2000 were $4,803, $4,099 and $5,771, respectively.

The Company does not provide other post-retirement or post-employment benefits.

Note 16 - Leases

Offices used for sales, recruiting and administrative functions and facilities used for in-house engineering, design and drafting are occupied under numerous leases that expire through 2009. In addition, there are leases for computers and office equipment. Due to the Plan of Restructure, CDI has entered into several non-cancelable sublease arrangements whereby the Company is now the sublessor. However, if the sublessee defaults, the Company will remain liable for the lease obligation.

The rental expenses and sublease proceeds for the years ended December 31, 2002, 2001 and 2000 are as follows:


                                       2002             2001            2000
                                  -------------    -------------   ------------
Rental expense                    $   16,466           28,684          26,679
Sublease proceeds                 $      708              339               -


For periods after December 31, 2002, approximate minimum annual rental payments under non-cancelable leases and inflows under non-cancelable subleases are presented in the table below. These amounts include accrued lease liabilities of $5,539 included in the liability for restructure as of December 31, 2002.

                                                 2003            2004          2005          2006           2007      There-after
                                             ------------     ----------    ----------    ----------     ----------   -----------
Future minimum lease payments                 $ 13,149          11,372         7,883         3,746          1,873        5,627
  on non-cancelable leases
Future minimum proceeds to be
  received under non-cancelable
  subleases                                   $  1,992           1,807         1,494           384            131           16


Note 17 - Operating Segments

The Company's internal reporting structure is based upon type of services provided and, in the case of certain services having similar characteristics, upon management responsibility.

PS provides staffing, managed staffing and functional outsourcing services to the technical and technological markets.

PM provides staffing and outsourcing services engaging personnel who provide engineering, engineering support and technical services through its specialized divisions.

MRI provides search and recruiting services for the permanent employment of management personnel. It also provides temporary administrative, clerical and management staffing services through several specialized divisions.

Todays provides temporary administrative, clerical and legal staffing services.

Operating segment data for the years ended December 31, 2002, 2001 and 2000 follows.

                                                                2002                 2001                 2000
                                                           ----------------     ----------------    ------------------
Revenues:
   Professional Services                               $         622,931              809,549               911,775
   Project Management                                            311,256              352,210               388,020
   Management Recruiters                                          85,901              103,167               136,752
   Todays Staffing                                               149,387              193,666               238,908
                                                           ----------------     ----------------    ------------------
                                                       $       1,169,475            1,458,592             1,675,455
                                                           ================     ================    ==================

Earnings (loss) from continuing operations before
  income taxes, minority interests and cumulative
  effect of accounting change
Operating profit (loss):
   Professional Services                               $           6,880               (3,984)               20,148
   Project Management                                              9,423              (10,957)               12,582
   Management Recruiters                                           6,902               12,746                30,716
   Todays Staffing                                                 1,486                2,616                15,153
   Corporate                                                     (17,990)             (23,448)              (25,260)
                                                           ----------------     ----------------    ------------------
                                                                   6,701              (23,027)               53,339
Interest (income) expense, net                                      (115)               3,065                 5,189
                                                           ----------------     ----------------    ------------------
                                                       $           6,816              (26,092)               48,150
                                                           ================     ================    ==================
Depreciation and amortization:
   Professional Services                               $          13,060               16,214                13,040
   Project Management                                              5,909                2,423                 1,949
   Management Recruiters                                           2,705                4,085                 3,568
   Todays Staffing                                                 1,490                3,401                 3,674
   Corporate                                                       1,293                1,509                   948
                                                           ----------------     ----------------    ------------------
                                                       $          24,457               27,632                23,179
                                                           ================     ================    ==================

Assets:
   Professional Services                               $         155,650              212,148               272,933
   Project Management                                             89,996              120,032               154,013
   Management Recruiters                                          44,779               47,247                52,029
   Todays Staffing                                                38,934               50,171                62,199
   Corporate                                                     103,415               28,134                 9,491
   Assets of discontinued operations                                   -               14,840                21,364
                                                           ----------------     ----------------    ------------------
                                                       $         432,774              472,572               572,029
                                                           ================     ================    ==================

Purchases of fixed assets:
   Professional Services                               $           6,137                9,473                16,809
   Project Management                                              1,698                4,412                 7,551
   Management Recruiters                                           1,145                2,200                 2,604
   Todays Staffing                                                   558                  958                 1,781
   Corporate                                                         606                2,069                 1,047
                                                           ----------------     ----------------    ------------------
                                                       $          10,144               19,112                29,792
                                                           ================     ================    ==================


Inter-segment activity is not significant. Therefore, revenues reported for each operating segment are substantially all from external customers.

The Company is domiciled in the United States and its segments operate primarily in the United States. Revenues and fixed assets by geographic area for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                            2002                2001                2000
                                                       ----------------    ----------------    ---------------
Revenues:
   United States                                    $        979,372           1,278,582          1,503,454
   United Kingdom, Canada and other                          190,103             180,010            172,001
                                                       ----------------    ----------------    ---------------
                                                    $      1,169,475           1,458,592          1,675,455
                                                       ================    ================    ===============
Fixed assets:
   United States                                    $         23,758              43,318             60,059
   United Kingdom, Canada and other                            5,376               6,671              4,741
                                                       ----------------    ----------------    ---------------
                                                    $         29,134              49,989             64,800
                                                       ================    ================    ===============

There was no single customer from whom the Company derived 10% or more of its consolidated revenues during 2002, 2001 or 2000.

                          Independent Auditors' Report

The Board of Directors and Shareholders of CDI Corp.:

We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the three years in the three year period ended December 31, 2002. In connection with our audits of the consolidated financial statements we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets on January 1, 2002.


Philadelphia, Pennsylvania              /s/         KPMG LLP
February 21, 2003                       ---------------------------------------

                           CDI CORP. AND SUBSIDIARIES
                          Quarterly Results (Unaudited)
                     Years ended December 31, 2002 and 2001
                     (In thousands, except per share data)


                                                       First            Second          Third            Fourth
                                                      Quarter          Quarter         Quarter          Quarter           Year
                                                    -------------    -------------   -------------    -------------    ------------
2002
Revenues                                         $      313,134        298,415         287,788          270,138        1,169,475
Gross profit                                             79,324         77,926          76,819           70,724          304,793
Operating (loss) profit                                  (4,368)         2,357          (1,165)           9,877            6,701
Interest (income) expense, net                               85             43            (111)            (132)            (115)
(Loss) earnings from continuing operations               (2,926)         1,443            (597)           6,162            4,082
Discontinued operations                                     468            (70)             27              102              527
Cumulative effect of accounting change                  (13,968)            -               -                -           (13,968)
Net (loss) earnings                              $      (16,426)         1,373            (570)           6,264           (9,359)

Diluted (loss) earnings per share:
Continuing operations                            $        (0.15)          0.07           (0.03)            0.31             0.21
Discontinued operations                          $         0.02             -               -              0.01             0.03

Cumulative effect of accounting change           $        (0.73)            -               -                -             (0.71)
Net (loss) earnings                              $        (0.86)          0.07           (0.03)            0.32            (0.48)

2001
Revenues                                         $      395,074        382,239         351,756          329,523        1,458,592
Gross profit                                            105,354         96,875          87,142           77,646          367,017
Operating profit (loss)                                   6,258          2,248          (2,496)         (29,037)         (23,027)
Interest expense, net                                       938            924             867              336            3,065
Earnings (loss) from continuing operations                3,177            670          (2,190)         (18,361)         (16,704)
Discontinued operations                                     568            319             220              (13)           1,094
Net earnings (loss)                              $        3,745            989          (1,970)         (18,374)         (15,610)

Diluted earnings (loss) per share:
Continuing operations                            $         0.17           0.03           (0.11)           (0.96)           (0.88)
Discontinued operations                          $         0.03           0.02            0.01                -             0.06
Net earnings (loss)                              $         0.20           0.05           (0.10)           (0.96)           (0.82)



There were $12.6 million of pre-tax charges ($4.1 million in the first quarter and $8.5 million in the third quarter) in 2002 related to the Company's provision for restructure.

There were $22.0 million of pre-tax charges in the fourth quarter of 2001 related to the Company's provision for restructure.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information related to security ownership of certain beneficial owners and management is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year.

Item 11. EXECUTIVE COMPENSATION

Information related to executive compensation is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information related to security ownership of certain beneficial owners and management is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information

The following table provides information as of December 31, 2002 for common shares of the Company that may be issued under the CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan and the CDI Corp. 1998 Non-Qualified Stock Option Plan that were approved by security holders. It also includes information related to the CDI Corp. Stock Purchase Plan for Management
Employees and Non-Employee Directors ("SPP"), and the 2000 Stock Unit Plan ("SUP") that were not approved by security holders. See Note 11 in the Notes to Consolidated Financial Statements for further information related to these plans.


                                                                                                      Number of
                                                                                                     securities
                                                                                                      remaining
                                                                                                    available for
                                                    Number of                                      future issuance
                                                 securities to be                                   under equity
                                                   issued upon           Weighted average        compensation plans
                                                   exercise of           exercise price of           (excluding
                                                   outstanding              outstanding              securities
                                                options, warrants        options, warrants          reflected in
                                                    and rights              and rights                column A)
                                                --------------------    ---------------------    ---------------------
                                                         A                       B                        C
                                                --------------------    ---------------------    ---------------------
Equity compensation plans approved by                 1,545,332                  $ 20.42                  650,831
security holders

Equity compensation plans not approved by
security holders (a)                                    158,138                  $ 20.53                        -
                                                --------------------                             ---------------------

Total                                                 1,703,470                  $ 20.43                  650,831
                                                ====================                             =====================


(a) The number of securities in column A represent units awarded to participants in the SPP and SUP. Upon vesting, participants in the plans are entitled to receive an equal number of shares of the Company's common stock. Shares authorized for issuance under the SPP are less than the number of units outstanding under the plan as of December 31, 2002. There is no stated number of shares authorized for issuance under the SUP. Units under the SUP have only been granted on one occasion and it is not expected that additional units will be issued in the future. The weighted average share price of $20.53 for the SPP and SUP represents the weighted average market price per share of the Company's common stock on the days when units were awarded to participants under the plans.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information related to certain relationships and related transactions is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year.

Item 14.  CONTROLS AND PROCEDURES

The Company has conducted an evaluation of the effectiveness of its disclosure controls and procedures under the supervision of its Chief Executive Officer and its Chief Financial Officer within 90 days of the filing date of this annual report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported upon in such reports within the time periods specified for their filing. It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute assurance, that the objectives of the control system will be met.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV


Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   Documents filed as part of this report

Financial statements The consolidated balance sheets of the Registrant as of December 31, 2002 and 2001, the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years ended December 31, 2002, 2001 and 2000, the footnotes thereto and the report of KPMG LLP, independent auditors, are filed herewith.

Financial statement schedules
Schedule submitted for the years ended December 31, 2002, 2001 and 2000.

II - Valuation and Qualifying Accounts

(b) Registrant did not file a Form 8-K during the quarter ended December 31, 2002.

(c)  Exhibits

3.a. Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-5519).

   b. Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-5519).

10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan. (Constitutes a management contract or compensatory plan or arrangement.)

   b. Amended and Restated CDI Corp. 1998 Non-Qualified Stock Option Plan. (Constitutes a management contract or compensatory plan or arrangement)

   c. Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   d. CDI Corp. 2000 Stock Unit Plan. (Constitutes a management contract or compensatory plan or arrangement)

   e. Executive Severance Arrangement Approved by the CDI Corp. Compensation Committee on September 10, 2002, incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   f.   Supplemental   Pension  Agreement  dated  April  11,  1978  between  CDI
        Corporation and Walter R. Garrison. (Constitutes a management contract or compensatory plan or arrangement)

   g. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   h. Amendment dated as of April 12, 2000 to Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   i.   Employment Agreement dated October 1, 2001, between Registrant and Roger
        H. Ballou, incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 2001. (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   j. Note dated March 14, 2002 from Roger Ballou and Georgeann Ballou to CDI Corporation, incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

   k. Agreement dated March 14, 2002 between Roger Ballou and Georgeann Ballou and CDI Corporation regarding the sale of the Ballous' residence in Washington, D.C., incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

   l. Non-Qualified Stock Option Agreement dated October 14, 2002 between Registrant and Jay G. Stuart. (Constitutes a management contract or compensatory plan or agreement)

   m. Restricted Stock Agreement dated October 14, 2002 between Registrant and Jay G. Stuart. (Constitutes a management contract or compensatory plan or agreement)

   n. Employment Agreement effective January 1, 1998 by and between Registrant and Joseph R. Seiders, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement.)

   o. Restricted Stock Agreement dated as of October 25, 1999 between Registrant and Gregory L. Cowan, incorporated herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1999 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement.)

   p. Agreement between Registrant and Gregory L. Cowan effective November 15, 2002 regarding his severance agreement. (Constitutes a management contract or compensatory plan or arrangement)

   q. Consulting and Non-Competition Agreement and Release and Waiver of Claims dated June 4, 2001 by and between the Registrant and Brian J. Bohling, incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

21.     Subsidiaries of the Registrant

23.     Consents of experts and counsel.

99.a. Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.b. Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

-------------------------------------
Date:   March 26, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Roger H. Ballou
-------------------------------------
    Roger H. Ballou
    President, Chief
    Executive Officer and Director
    (Principal Executive Officer)

-------------------------------------
Date:   March 26, 2003



By:  /s/ Jay G. Stuart
-------------------------------------
     Jay G. Stuart
     Executive Vice President
     and Chief Financial Officer
     (Principal Financial and
     Accounting Officer)

-------------------------------------
Date:   March 26, 2003


By: /s/ Walter E. Blankley
-------------------------------------
    Walter E. Blankley
    Director


Date:   March 24, 2003
-------------------------------------

By: /s/ Michael J. Emmi
-------------------------------------
    Michael J. Emmi
    Director

Date:   March 24, 2003
-------------------------------------

By: /s/ Walter R. Garrison
-------------------------------------
    Walter R. Garrison
    Director


Date:   March 23, 2003
-------------------------------------

By: /s/ Kay Hahn Harrell
-------------------------------------
    Kay Hahn Harrell
    Director

Date:   March 25, 2003
-------------------------------------

By: /s/ Lawrence C. Karlson
-------------------------------------
    Lawrence C. Karlson
    Director


Date:   March 24, 2003
-------------------------------------

By: /s/ Alan B. Miller
-------------------------------------
    Alan B. Miller
    Director


Date:   March 21, 2003
-------------------------------------

By: /s/ Barton J. Winokur
-------------------------------------
    Barton J. Winokur
    Director


Date:   March 25, 2003
-------------------------------------

-------------------------------------

                                 CERTIFICATION
I, Roger H. Ballou, certify that:

1.   I have reviewed  this annual report on Form 10-K of CDI Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in
     the  registrant's   internal  controls;   and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003



                                         By:      /s/ Roger H. Ballou
                                        -------------------------------------
                                         ROGER H. BALLOU
                                         President and Chief Executive Officer

                                 CERTIFICATION

I, Jay G. Stuart, certify that:

1.   I have reviewed  this annual report on Form 10-K of CDI Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003


                                        By:      /s/ Jay G. Stuart
                                        -------------------------------------
                                        JAY G. STUART
                                        Executive Vice President and
                                        Chief Financial Officer

Schedule II

                           CDI CORP. AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                   (Allowance for Uncollectible Receivables)

                  Years ended December 31, 2002, 2001 and 2000


                                                                   Uncollectible
                                                                    receivables
                            Balance at           Additions         written off,
                           beginning of         charged to            net of          Balance at end
                               year              earnings           recoveries            of year
                          ----------------    ----------------    ----------------    ----------------

December 31, 2002          $ 8,162,000           3,246,000           3,725,000           7,683,000

December 31, 2001          $ 3,480,000           9,436,000           4,754,000           8,162,000

December 31, 2000          $ 4,203,000           3,863,000           4,586,000           3,480,000


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   CDI CORP.


                                    EXHIBITS

                                       to

                                  Annual Report

                                    FORM 10-K

                          Year ended December 31, 2002

                                      Under

                        SECURITIES EXCHANGE ACT OF 1934

                               INDEX TO EXHIBITS



Number                         Exhibit                                  Page
------     ----------------------------------------------           -----------

3.a. Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2002
       (File No. 1-5519).

   b. Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-5519).

10.a.  CDI Corp.  Non-Qualified Stock Option and Stock Appreciation       56
       Rights Plan.  (Constitutes   a  56  management   contract  or
       compensatory   plan  or arrangement.)

   b.  Amended  and  Restated  CDI  Corp.   1998   Non-Qualified          61
       Stock Option Plan. (Constitutes a management 61 contract or compensatory plan or arrangement)

   c. Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2000 (File
       No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   d.  CDI Corp.  2000 Stock Unit Plan.  (Constitutes a                   66
       management  contract or compensatory plan or 66 arrangement)

   e. Executive Severance Arrangement Approved by the CDI Corp. Compensation Committee on September 10, 2002, incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   f.  Supplemental   Pension   Agreement  dated  April  11,  1978        69
       between CDI Corporation and Walter R. 72 Garrison. (Constitutes a management contract or compensatory plan or arrangement)

   g. Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant's report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   h. Amendment dated as of April 12, 2000 to Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   i.  Employment  Agreement dated October 1, 2001, between Registrant and Roger H. Ballou, incorporated by reference to the Registrant's report on Form 10-K for the year ended December 31, 2001.
       (File  No.   1-5519).  (Constitutes a management contract or
       compensatory plan or arrangement)

   j. Note dated March 14, 2002 from Roger Ballou and Georgeann Ballou to CDI Corporation, incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 2002 (File
       No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

   k. Agreement dated March 14, 2002 between Roger Ballou and Georgeann Ballou and CDI Corporation regarding the sale of the Ballous' residence in Washington, D.C., incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

   l.  Non-Qualified  Stock  Option  Agreement  dated  October 14, 2002   70
       between Registrant and Jay G. 74 Stuart. (Constitutes a management contract or compensatory plan or agreement)

   m.  Restricted Stock Agreement dated October 14, 2002 between          74
       Registrant and Jay G. Stuart. 78 (Constitutes a management contract or compensatory plan or agreement)

   n. Employment Agreement effective January 1, 1998 by and between Registrant and Joseph R. Seiders, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   o.  Restricted   Stock  Agreement  dated  as  of  October  25,  1999
       between Registrant and Gregory L. Cowan, incorporated herein by reference to the Registrant's report on Form 10-K for the year ended December 31, 1999 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

   p.  Agreement  Regarding  Severance  between  Registrant and Gregory   76
       L. Cowan effective November 15, 80 2002. (Constitutes a management contract or compensatory plan or arrangement)

   q. Consulting and Non-Competition Agreement and Release and Waiver of Claims dated June 4, 2001 by and between the Registrant and Brian J. Bohling, incorporated by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2001
       (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

21.    Subsidiaries of the Registrant

23.    Consents of experts and counsel

99.a.  Certification of Chief Executive Officer,  Pursuant to 18 U.S.C.
       Section 1350 as Adopted Pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002                                         84

99.b.  Certification of Chief Financial Officer,  Pursuant to 18 U.S.C.
       Section 1350 as Adopted Pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002                                         85