Form 10-Q
period 2003-03-31
CDI CORP
filed 2003-05-12
CIK 18396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to________


                          Commission file number 1-5519



                                    CDI CORP.
             (Exact name of Registrant as specified in its charter)

             Pennsylvania                          23-2394430
       (State or other jurisdic-                (I.R.S. Employer
        tion of incorporation or                Identification Number)
        organization)


            1717 Arch Street, 35th Floor, Philadelphia, PA 19103-2768
                    (Address of principal executive offices)

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

                 Yes  X      No
                     ---        ---

     Indicate whether the Registrant is an accelerated filer (as defined in Section 12b-2 of the Exchange Act.)

                 Yes  X      No
                     ---        ---


     Outstanding shares of each of the Registrant's classes of common stock as of April 25, 2003 were:

     Common stock,  $.10 par value              19,379,404  shares
     Class B common stock, $.10 par value              None

                                    CDI CORP.

                                Table of Contents



Part I: FINANCIAL INFORMATION

        Item 1. Financial Statements

                    Consolidated  Balance  Sheets as of  December  31,
                    2002 and March 31, 2003 (unaudited)                       3

                    Consolidated  Statements  of Earnings  for the
                    three  months ended March 31, 2002 and 2003 (unaudited)   5

                    Consolidated  Statements  of  Shareholders'  Equity
                    for the three months ended March 31, 2002 and 2003
                    (unaudited)                                               6

                    Consolidated  Statements  of Cash Flows for the
                    three months ended March 31, 2002 and 2003 (unaudited)    7

                    Notes to Consolidated Financial Statements                8

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     14

        Item 3. Quantitative and Qualitative Disclosures about Market Risks   18

        Item 4. Controls and Procedures                                       18

Part II:OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                              19

SIGNATURES                                                                    20

CERTIFICATIONS                                                                21

                Index to Exhibits                                             23

                         PART 1. FINANCIAL INFORMATION
                                     Item 1
                           CDI CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     (In thousands, except per share data)

                                            March 31, 2003
                                              (unaudited)     December 31, 2002
                                           ----------------  -------------------
Assets
Current assets:
  Cash and cash equivalents                   $ 28,013                  41,148
     Accounts receivable,
     less allowance for doubtful
     accounts of $7,832 - March 31, 2003;
     $7,683 - December 31, 2002                203,939                 189,557
  Short-term investments                        65,356                  58,477
  Prepaid expenses                               8,295                   6,403
  Income taxes receivable                        4,519                   6,101
  Deferred income taxes                         12,013                  13,195
                                           ----------------  -------------------
                                               322,135                 314,881
Fixed assets, at cost:
  Computers and systems                         78,941                  75,815
  Equipment and furniture                       26,547                  27,213
  Leasehold improvements                        12,040                  12,082
                                           ----------------   ------------------
                                               117,528                 115,110
  Accumulated depreciation                     (87,812)                (85,976)
                                           ----------------   ------------------
                                                29,716                  29,134

Deferred income taxes                           11,280                  11,750
Goodwill, net                                   68,334                  68,334
Other assets                                     4,643                   8,675
                                           ----------------   ------------------
                                             $ 436,108                 432,774
                                           ================   ==================


See accompanying notes to consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    Continued
                     (In thousands, except per share data)

                                          March 31, 2003
                                           (unaudited)        December 31, 2002
                                          ---------------    -------------------

Liabilities and Shareholders' Equity
  Current liabilities:
    Obligations not liquidated because
      of outstanding checks                $   12,334                 5,978
    Accounts payable                           23,231                25,008
    Withheld payroll taxes                      4,791                 2,773
    Accrued expenses                           73,904                82,242
    Current portion of long-term debt             279                   480
                                          ---------------    -------------------
                                              114,539               116,481

  Deferred compensation                         7,993                 8,492

  Minority interests

  Shareholders' equity:
    Preferred stock, $.10 par
      value - authorized 1,000,000
      shares; none issued                           -                     -
    Common stock, $.10 par
      value - authorized 100,000,000
      shares; issued 20,335,119
      shares March 31, 2003; 20,313,915
      shares - December 31, 2002                2,034                 2,031
    Class B common stock, $.10 par
      value - authorized 3,174,891
      shares; none issued                           -                     -
    Additional paid-in capital                 23,424                22,975
    Retained earnings                         311,799               306,339
    Accumulated other comprehensive
      loss                                       (810)                 (610)
    Unamortized value of restricted
      stock issued                               (737)                 (800)
    Less common stock in treasury,
      at cost - 958,465 shares -
      March 31, 2003; 958,465
      shares - December 31, 2002              (22,134)              (22,134)
                                          ---------------    -------------------
                                              313,576               307,801
                                          ---------------    -------------------
                                           $  436,108               432,774
                                          ===============    ===================


See accompanying notes to consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                (In thousands, except per share data; unaudited)

                                                  Three months ended
                                                        March 31,
                                          ----------------------------------
                                                2003               2002
                                          ---------------     --------------
Revenues                                  $   269,526             313,134
Cost of services                              201,150             233,810
                                          ---------------     --------------
Gross profit                                   68,376              79,324
Operating and administrative
  expenses                                     60,014              79,639
Provision for restructure                           -               4,053
                                          ---------------     --------------
Operating profit (loss)                         8,362              (4,368)
Interest (income) expense, net                   (374)                 85
                                          ---------------     --------------
Earnings (loss) from continuing
  operations before income taxes,
  minority interests and cumulative
  effect of accounting change                   8,736              (4,453)
Income tax (expense) benefit                   (3,276)              1,593
                                          ---------------     --------------
Earnings (loss) from continuing
  operations before minority
  interests and cumulative
  effect of accounting change                   5,460              (2,860)
Minority interests                                  -                  66
                                          ---------------     --------------
Earnings (loss) from continuing
  operations before cumulative
  effect of accounting change                   5,460              (2,926)
Discontinued operations                             -                 468
Cumulative effect of accounting
  change, net of tax                                -             (13,968)
                                          ---------------     --------------
Net earnings (loss)                       $     5,460             (16,426)
                                          ===============     ==============

Basic earnings (loss) per share:
  Earnings (loss) from
    continuing operations                  $     0.28               (0.15)
  Discontinued operations                  $        -                0.02
  Cumulative effect of accounting
    change                                 $        -               (0.73)
  Net earnings (loss)                      $     0.28               (0.86)
Diluted earnings (loss) per share:
   Earnings (loss) from
     continuing operations                 $     0.28               (0.15)
   Discontinued operations                 $        -                0.02
   Cumulative effect of accounting
     change                                $        -               (0.73)

Net earnings (loss)                        $     0.28               (0.86)

See accompanying notes to consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                            (In thousands; unaudited)

                                                      Three months ended
                                                           March 31,
                                                 -------------------------------
                                                      2003              2002
                                                 --------------    -------------
Common stock

  Beginning of period                            $    2,031             2,008
  Exercise of stock options                               1                 3
  Restricted stock                                        -                 -
  Stock purchase plans                                    2                 2
                                                 --------------    -------------
  End of period                                  $    2,034             2,013
                                                 ==============    =============

Additional paid-in capital
  Beginning of period                            $   22,975            17,629
  Exercise of stock options                             139               672
  Restricted stock-vesting/forfeiture                     -                 4
  Restricted stock-change in value                       (6)                8
  Stock purchase plans                                  316               432
                                                 --------------    -------------
  End of period                                  $   23,424            18,745
                                                 ==============    =============


Retained earnings
  Beginning of period                             $ 306,339           315,698
  Net earnings (loss)                                 5,460            (2,458)
                                                 --------------    -------------
  End of period                                   $ 311,799           313,240
                                                 ==============    =============

Accumulated other comprehensive loss
  Beginning of period                             $    (610)           (2,038)
  Translation adjustment                               (200)             (407)
                                                 --------------    -------------
  End of period                                   $    (810)           (2,445)
                                                 ==============    =============

Unamortized value of restricted stock issued
  Beginning of period                             $    (800)             (690)
  Restricted stock-vesting/forfeiture                     -                10
  Restricted stock-change in value                        6                (8)
  Restricted stock-amortization of value                 57                55
                                                 --------------    -------------
  End of period                                   $    (737)             (633)
                                                 ==============    =============

Treasury stock
  Beginning of period                             $ (22,134)          (21,957)
  Restricted stock-vesting/forfeiture                     -               (10)
                                                 --------------    -------------
  End of period                                   $ (22,134)          (21,967)
                                                 ==============    =============

Comprehensive income (loss)
  Net earnings (loss)                             $   5,460           (16,426)
  Translation adjustment                               (200)             (407)
                                                 --------------    -------------
                                                  $   5,260           (16,833)
                                                 ==============    =============


See accompanying notes to consolidated financial statements.

                           CDI CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            (In thousands; unaudited)


                                                      Three months ended
                                                           March 31,
                                                 -------------------------------
                                                      2003              2002
                                                 --------------    -------------
Continuing Operations
  Operating activities:
    Net earnings (loss)                          $    5,460           (16,426)
    Net income from
     discontinued operations                              -              (468)
    Cumulative effect of accounting
     change, net of tax                                   -            13,968
                                                 --------------    -------------
    Earnings (loss) from
     continuing operations                            5,460            (2,926)

    Minority interests                                    -                66
    Depreciation                                      3,085             8,343
    Non-cash provision
     for restructure expenses                             -             4,053
    Income tax benefit (expense)
     greater (less) than tax payments                 3,234            (2,362)

    Change in assets and liabilities,
     net of effects from acquisitions:
      (Increase) decrease in accounts
        receivable                                  (14,382)           10,239
      Decrease in payables
        and accrued expenses                         (8,097)           (3,268)
      Other                                           1,782              (723)
                                                 --------------    -------------
                                                     (8,918)           13,422
                                                 --------------    -------------
  Investing activities:
   Purchases of fixed assets                         (4,207)           (2,671)
   Purchases of short-term investments               (6,879)                -
   Acquisitions, net of cash acquired                     -              (791)
   Other                                                577             1,240
                                                 --------------    -------------
                                                    (10,509)           (2,222)
                                                 --------------    -------------
  Financing activities:
   Payments on long-term debt                          (201)             (685)
   Obligations not liquidated
     because of outstanding checks                    6,356             6,635
   Proceeds from stock plans                            139               687
   Other                                                 (2)                -
                                                 --------------    -------------
                                                      6,292             6,637
                                                 --------------    -------------
  Net cash flows from
   continuing operations                            (13,135)           17,837
  Net cash flows from
   discontinued operations                                -             5,635
                                                 --------------    -------------
  (Decrease) increase in cash
   and cash equivalents                             (13,135)           23,472
  Cash and cash equivalents
   at beginning of period                            41,148            26,255
                                                 --------------    -------------
  Cash and cash equivalents at
   end of period                                   $ 28,013            49,727
                                                 ==============    =============


 See accompanying notes to consolidated financial statements.

                                    CDI Corp.
                   Notes to Consolidated Financial Statements
                    For the Three Months Ended March 31, 2003
                (Dollars in thousands, except per share amounts)
                                   (unaudited)


1. Basis of Presentation
The accompanying consolidated financial statements of CDI Corp. ("CDI" or the "Company") are unaudited. The balance sheet as of December 31, 2002 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 2002 reported in Form 10-K, filed March 27, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods. Certain amounts in prior periods have been reclassified to conform to the current period classification.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the full year or any portion thereof.

2. New Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146 ("SFAS 146") Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force Number 94-3, ("EITF No. 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan as required by EITF No. 94-3. SFAS 146 is effective for restructuring activities initiated after December 31, 2002. This Statement does not require companies to adjust restructuring reserves recorded before 2003. The Company will apply SFAS 146 to future restructurings.

Effective December 15, 2002, the Company adopted FASB Interpretation Number 45 ("FIN 45") Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has assessed this Interpretation and has provided the necessary disclosures on Form 10-K filed with the SEC on March 27, 2003 in Note 16 of the Notes to Consolidated Financial Statements. For the three months ended March 31, 2003, there were no significant changes from year-end.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148 ("SFAS 148") - Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123 ("SFAS 123"); Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The required interim disclosure is shown below. The transition provisions of SFAS 148 are effective for years beginning after December 15, 2002.

Stock Based Plans
The Company uses the intrinsic value method of accounting for stock options and other forms of stock-based compensation granted to employees and directors, in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. No compensation cost has been recognized for grants of stock options because option exercise prices are not less than the fair market value of the underlying common stock at dates of grant. Compensation cost has been recognized for restricted stock issued and for units granted under the Stock Purchase Plan and Stock Unit Plan.

SFAS 123 uses a fair value based method of accounting for stock-based compensation. The following table reflects the pro-forma effect on net earnings
(loss) and earnings (loss) per share for the three months ended March 31, 2003 and 2002 as if the Company had adopted the fair value recognition provisions of SFAS 123:

                                                      Three months ended
                                                           March 31,
                                                 -------------------------------
                                                      2003              2002
                                                 --------------    -------------
      Net income (loss), as reported             $    5,460           (16,426)
      Stock-based employee and
        director compensation cost
        included in reported earnings
        (loss), net of income tax effect                234               274
      Stock-based employee and director
        compensation cost under
        fair value-based method, net
        of income tax effect                           (584)             (432)

                                                 --------------    -------------
      Pro forma net income (loss)                $    5,110           (16,584)
                                                 ==============    =============

      Net earnings (loss) per share:
        Basic - as reported                      $     0.28             (0.86)
        Basic - pro forma                              0.26             (0.87)

        Diluted - as reported                    $     0.28             (0.86)
        Diluted - pro forma                            0.26             (0.87)

3. Cash, Cash Equivalents and Short-Term Investments
Cash, cash equivalents and short-term investments as of March 31, 2003 and December 31, 2002 were comprised of the following:

                                     March 31, 2003        December 31, 2002
                                    ----------------      -------------------
   Cash                              $   15,417                  12,659
   Cash equivalents                      12,596                  28,489
                                    ----------------      -------------------
                                     $   28,013                  41,148
                                    ================      ===================
   Short-term investments:
     Available-for-sale              $   50,036                  43,252
     Held-to-maturity                    15,320                  15,225
                                    ----------------      -------------------
                                     $   65,356                  58,477
                                    ================      ===================

These investments are in liquid, high quality debt securities with diversification among the investments based upon the Company's guidelines. Amortized cost approximates fair value. Realized gains and losses during the three months ended March 31, 2003 were immaterial and there were no transfers of investments between classifications of short-term investments.

All of the Company's available-for-sale securities reflect investments in corporate bonds, various government agencies and commercial paper. The Company's held-to-maturity investment is a certificate of deposit, which had a one-year maturity when purchased.

Contractual maturities of available-for-sale securities as of March 31, 2003 of $6,664 were for securities maturing in one year or less and $43,372 for securities maturing in one to four years.


4. Goodwill
The adoption of FASB Statement of Financial Accounting Standard No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, required testing as of January 1, 2002 for impairment of goodwill carried in the Company's balance sheet as of that date. The valuations performed on the various units identified by the Company indicated that goodwill for some of the units was impaired. The fair value of these units was less than the carrying cost of the underlying net assets. The valuation was determined by using the current and projected earnings, cash flows and market comparables. Testing for impairment of goodwill prior to January 1, 2002 was based upon undiscounted cash flows from the related assets, as compared to the fair value approach required under SFAS 142.

As of January 1, 2002, impairment charges for the write-off of goodwill were $21,401 (Professional Services - $15,007; Project Management - $164; Management Recruiters - $6,230), or $13,968 net of income tax. These charges were recorded in the Company's Consolidated Statements of Earnings as a cumulative effect of a change in accounting.

SFAS 142 also requires the Company to test for impairment on an annual basis. The Company will conduct its annual goodwill impairment test as of July 1 of each year.

5. Provision for Restructure
During the three months ended March 31, 2003, there were no restructuring charges, as compared to the $4.1 million recorded in the same period in 2002. The restructuring charges recorded in the first quarter of 2002 primarily impacted the Project Management segment ($3.4 million) and the Professional Services segment ($0.6 million).

During the period ended March 31, 2003, the Company disbursed $1.9 million related to its restructure accruals. The table presented below shows the current period activity:

                               Net Accrual at        Cash        Net Accrual at
                             December 31, 2002   Expenditures   March 31, 2003
                            ------------------- -------------- ----------------


Provision for severance        $   3,360           (1,141)          2,219
Provision for termination          5,539             (751)          4,788
  of operating leases        ------------------ -------------- -----------------
                               $   8,899           (1,892)          7,007
                             ================== ============== =================

The remaining liability for severance will be paid during 2003. The Company anticipates that the remaining liability for the termination of operating leases will be substantially paid by December 31, 2005. It is management's intent to liquidate its remaining lease obligations as soon as possible. The accrual for the provision for restructure was included in accrued expenses in the accompanying consolidated balance sheets.

6. Discontinued Operations
In June of 2002 the Company sold the net operating assets of its Modern Engineering, Inc. ("Modern") subsidiary that operated in its Project Management segment. Modern provided technical staffing services to the automotive industry. The operations of Modern were a component of CDI, as that term is defined in FASB Statement of Financial Accounting Standard No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long Lived Assets, and accordingly, are reflected as discontinued operations in the accompanying financial statements.

The earnings from discontinued operations for the three months ended March 31, 2002 were as follows:

                                                    Three months ended
                                                      March 31, 2002
                                                   --------------------
   Revenues                                            $   17,926
                                                   ====================
   Gross profit                                        $    2,947
   Operating and administrative expenses                    3,140
   Provision for asset impairment                           1,094
                                                   --------------------
   Loss before income taxes                                (1,287)
   Income tax benefit                                       1,755
                                                   --------------------
   Earnings from discontinued operations               $      468
                                                   ====================

7.  Earnings (Loss) Per Share
Earnings (loss) used to calculate both basic and diluted earnings (loss) per share for all periods are the reported earnings in the Company's consolidated statements of earnings. All reported earnings (loss) pertain to common shareholders and no assumed adjustments are necessary. In the three months ended March 31, 2002, basic and diluted shares are the same because including the effect of common stock equivalents would be antidilutive.

The number of common shares used to calculate basic and diluted earnings per share for three months ended March 31, 2003 and 2002 was determined as follows:

                                                      Three months ended
                                                           March 31,
                                                 -------------------------------
                                                      2003              2002
                                                 --------------    -------------

  Basic
  Average shares outstanding                       19,366,692       19,155,989
  Restricted shares issued not
   vested                                             (45,375)         (40,000)
                                                ---------------    -------------
                                                   19,321,317       19,115,989
                                                ===============    =============
  Diluted
  Shares used for basic                            19,321,317       19,115,989
  Dilutive effect of stock options                    109,688                -
  Dilutive effect of restricted shares
    issued not vested - time based                      6,258                -
  Dilutive effect of restricted shares
    issued not vested - performance based                 125                -
  Dilutive effect of units issuable
    under stock purchase plans                        116,850                -
                                                ----------------   -------------
                                                   19,554,238       19,115,989
                                                ================   =============

8. Operating Segments The Company is managed and operated along four operating segments: Professional Services ("PS"), Project Management ("PM"), Todays Staffing ("Todays") and Management Recruiters International ("MRI").

PS offers information technology, engineering and technical staffing solutions to customers in targeted vertical markets.

PM provides a wide range of project management, technical outsourcing and technical consulting services through several divisions organized by vertical markets.

MRI provides franchise support services for the search, recruitment and employment of management personnel. It also provides temporary administrative, clerical and management staffing services through several specialized divisions.

Todays provides temporary administrative, clerical and legal staffing services.

Operating segment data is presented in the following table:


                                                      Three months ended
                                                           March 31,
                                                 -------------------------------
                                                      2003              2002
                                                 --------------    -------------
  Revenues:
    Professional Services                         $  140,357          169,550
    Project Management                                78,924           80,943
    Todays Staffing                                   34,572           39,932
    Management Recruiters                             15,673           22,709
                                                 --------------    -------------
                                                  $  269,526          313,134
                                                 ==============    =============

  Earnings (loss) from continuing
   operations before income taxes,
   minority interests and the
   cumulative effect of accounting
   change
  Operating profit (loss):
    Professional Services                         $    4,555             (568)
    Project Management                                 5,161           (2,140)
    Todays Staffing                                    1,392            1,049
    Management Recruiters                                683            1,855
    Corporate                                         (3,429)          (4,564)
                                                 --------------    -------------
                                                       8,362           (4,368)
  Interest (income) expense                             (374)              85
                                                 --------------    -------------
                                                  $    8,736           (4,453)
                                                 ==============    =============

                                              March 31, 2003   December 31, 2002
                                             ---------------- ------------------
   Assets:
     Professional Services                        $  167,477          155,650
     Project Management                               92,987           89,996
     Todays Staffing                                  43,212           44,779
     Management Recruiters                            33,759           38,934
     Corporate                                        98,673          103,415
                                                 -------------     -------------
                                                  $  436,108          432,774
                                                 =============     =============

Inter-segment activity is not significant; therefore, revenues reported for each operating segment are substantially all from external customers.

                                     ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

Overview

During the three month period ended March 31, 2003, CDI Corp. (the "Company") continued to see benefits from its multi-phased Plan of Restructure (the "Plan"), which was initially implemented in the fourth quarter of 2001 and concluded in the third quarter of 2002. The successful execution of the Plan, as well as continued fiscal discipline, have lowered the Company's overall cost structure. Although the Company operates in a very challenging business environment, CDI has begun to reap the benefits of its strategy of focusing on longer cycle project work and higher margin revenues in general. Part of the overall strategy has included upgrading its technology infrastructure, as well as transitioning the Company's back-office processing to West Virginia over the next several quarters.

The Company is managed and operated along four operating segments: Professional Services ("PS"), Project Management ("PM"), Todays Staffing ("Todays") and Management Recruiters International ("MRI"). The discussions that follow are based on the Company's segment reporting structure. This report should be read in conjunction with the Company's 2002 report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

Consolidated Results of Operations for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002

The Company recorded consolidated revenues of $269.5 million in the first quarter of 2003, down $43.6 million or 13.9%, as compared to the first quarter of 2002. This overall decline was significantly due to the following reasons: the decision to exit lower margin contracts in PS, the sale of company-owned offices in MRI and the significant decline in CDI's Telecommunications business that is part of PM. The sluggish economy also continued to adversely affect the Company's performance. For example, PS is experiencing reduced demand for information technology services. Todays', which competes in the temporary clerical sector, has seen depressed demand for its services due to being highly dependent on the economy. Finally, MRI is experiencing the effects of employers continuing to delay hiring of permanent staff. Partially offsetting these declines was double-digit growth in the current quarter in AndersElite, which is reported in the PS segment.

The Company' s gross profit of $68.4 million in the first quarter of 2003 was lower by $10.9 million or 13.8% as compared to the first quarter of 2002. This decline was primarily due to the lower sales volume noted above. All segments had increases in gross profit margin except for MRI. MRI`s gross profit margin was negatively impacted by the sale of company-owned offices in the third quarter of last year.

Operating and administrative expenses were $60.0 million in the first quarter of 2003, a decline of $19.6 million or 24.6% from the first quarter of 2002. This improvement was due to the Company's lower cost structure resulting from the Plan of Restructure and the lower sales volume in the first quarter of 2003. Included in operating and administrative expenses in the first quarter of 2002 were $3.4 million of event-driven charges related to accelerated depreciation of the Company's impaired former enterprise resource planning system ("ERP"). During the first quarter of 2003, the Company incurred approximately $1.0 million in preparation for a customer contract in the engineering unit of its PM segment and to upgrade the technical infrastructure for its new West Virginia back-office.

The Company recorded no restructuring expenses in the first quarter of 2003, as compared to $4.1 million of restructuring expenses in the first quarter of 2002. The items included in restructuring expenses last year were: $2.2 million for the termination of operating leases relating to the closure of approximately 29 offices, $1.0 million for severance for approximately 90 staff employees and $0.9 million for asset impairments.

Operating profits were $8.4 million in the first quarter of 2003, as compared to an operating loss of $4.4 million in the first quarter of 2002. The significant improvement in operating profit of $12.8 million was due primarily to the reduction in operating and administrative expenses of $19.6 million, partially offset by reduced gross profit of $10.9 million, as well as not having any restructure expenses in the first quarter of 2003, as compared to $4.1 million in the first quarter of 2002.

Net interest income was $0.4 million in the first quarter of 2003, as compared to net interest expense of $0.1 million in the first quarter of 2002. The improvement results from positive cash flow leading to higher invested funds.

CDI's income tax rate was 37.5% for the quarter ended March 31, 2003, as compared to 35.8% for the first quarter of last year. The lower income tax rate in the first quarter of 2002 was adjusted later in the year to arrive at an annualized rate of 38.1%, due to the occurrence of certain non-deductible expenses. Management believes that the 37.5% income tax rate incurred in the first quarter of 2003 is a reasonable estimate for the full year.

The discontinued operations in 2002 of $0.5 million relate to the disposal of its former subsidiary Modern Engineering, Inc. (Modern), which operated in the PM segment. Accordingly, Modern's activity was recorded as discontinued operations in the accompanying financial statements in 2002.

In connection with the implementation of SFAS 142 in 2002, the Company recorded an impairment charge of $21.4 million, ($14.0 million after tax) for the write-off of goodwill. This charge was presented as a cumulative effect of accounting change in the Consolidated Statement of Earnings.

The Company's net income per diluted share was $0.28 for the first quarter of 2003, as compared to a loss per share of $0.86 in the first quarter of 2002.

Segment Results

Professional  Services (PS)
The PS operating segment recorded revenues of $140.4 million for the quarter ended March 31, 2003, a decrease of $29.2 million or 17.2%, as compared to the first quarter of 2002. The revenue reduction principally reflects the planned exit of lower margin customer contracts, as well as the continued softness in the demand for information technology services. Partially offsetting this decline was double-digit revenue growth in the first quarter of 2003 in the U.K. based AndersElite business. AndersElite continues to experience strong demand in the construction sector.

PS' gross profit of $29.2 million in the first quarter of 2003 was lower by $2.5 million or 7.9%, as compared to the first quarter of 2002. This decline was due to the lower sales volume noted above, significantly offset by the gross profit margin increase of 2.1% to 20.8% due to the exiting of lower margin customer contracts and focusing on the higher margin vertical markets.

PS' operating profit was $4.6 million in the first quarter of 2003, as compared to an operating loss of $0.6 million for the same period in 2002. The $5.2 million improvement was primarily due to operating and administrative expenses declining $4.4 million, partially offset by the lower gross profit of $2.5 million. In addition, 2002 results were adversely affected by a charge of $2.6 million related to accelerated depreciation of the Company's ERP system and a restructuring charge of $0.6 million. There were no such charges in 2003.

Project  Management  Services (PM)
The PM operating segment recorded revenues of $78.9 million for the quarter ended March 31, 2002, a decrease of $2.0 million or 2.5%, as compared to first quarter of 2002. The lower revenues were primarily attributable to declines in the telecommunications industry, the aerospace and the pharmaceuticals sectors. These declines were almost entirely offset by a double-digit increase in PM's chemical sector.

PM's gross profit of $19.3 million, in the first quarter of 2003, was higher by $0.4 million or 2.2%, as compared to the first quarter of 2002. The increase in gross profit was primarily due to the significant improvement in gross profit margin of 1.1% to 24.5%. The enhanced margins were the results of PM's efforts to obtain higher-margin, longer cycle work.

PM's operating profit was $5.2 million in the first quarter of 2003, as compared with an operating loss of $2.1 million in the first quarter of 2002. The significant improvement in operating profit of $7.3 million was primarily attributable to $4.2 million of restructuring and event-driven items last year, combined with a reduction of $2.7 million in operating and administrative expenses. In addition, PM benefited from a $0.4 million improvement in gross profit.

Todays Staffing  (Todays)
The Todays' operating segment recorded revenues of $34.6 million for the quarter ended March 31, 2003, a decrease of $5.4 million or 13.4% percent, as compared to the first quarter of 2002. The lower revenues reflect competitive pressures, as well as the continued challenging economic environment in the United States and Canada. The demand for temporary clerical help is particularly dependent on the overall economy.

Todays' gross profit of $9.8 million in the first quarter of 2003 was lower by $1.1 million or 10.1%, as compared to the first quarter of 2002. The reduction in gross profit was primarily due to the revenue decline noted above, which was partially offset by an improvement in gross profit margin of 1.0% to 28.4%.

Todays' operating profit was $1.4 million in the first quarter of 2003, as compared to an operating profit of $1.0 million in the first quarter of 2002. This improvement of $0.4 million was primarily attributable to the reduction of operating and administrative expenses of $1.4 million, substantially offset by the reduced gross profit of $1.1 million.

Management Recruiters International (MRI)
The MRI operating segment recorded revenues of $15.7 million for the quarter ended March 31, 2003, a decrease of $7.0 million or 31.0%, as compared to first quarter of 2002. The lower revenues were primarily attributable to the sale of the company-owned offices in the third quarter of 2002 and lower royalty revenue from franchisees, partially offset by growth in the specialty staffing areas.

MRI's gross profit of $10.1 million in the first quarter of 2003 was lower by $7.8 million or 43.5%, as compared to the first quarter of 2002. This reduction in gross profit was primarily due to the reduced revenue noted above, as well as a 14.3% decrease in gross profit margin to 64.2%. The decline in gross profit margin was primarily due to the reduction in high margin franchise based revenue and the sale of company owned-offices.

MRI's operating profit was $0.7 million in the first quarter of 2003, as compared to an operating profit of $1.9 million in the first quarter of 2002. The reduction in operating profit of $1.2 million was primarily due to the reduction in gross profit of $7.8 million, substantially offset by the reduction in operating and administrative expenses of $6.5 million.

Corporate
In the three month period ended March 31, 2003, corporate expenses were $3.4 million compared to $4.6 million for the same period in 2002. The decline of $1.2 million or 25.0% was the result of both the Plan of Restructure noted above, as well as continued fiscal discipline.

Liquidity and Capital Resources

Total cash, cash equivalents and short-term investments at March 31, 2003 were $93.4 million ($81.0 million net of outstanding checks), an increase of $43.7 million ($48.3 million net of outstanding checks) from the first quarter of 2002. The Company has no bank borrowings and terminated its $75.0 million credit agreement with a syndicate of banks during the fourth quarter of 2002. This agreement was due to expire on March 31, 2003. The Company believes its current liquidity is adequate to meet its obligations during 2003.

Cash used in operations was $8.9 million in the first quarter of 2003, as compared to $13.4 million of positive cash flow in 2002. The $22.3 million reduction was primarily attributable to an increase in accounts receivable of $14.4 million primarily due to a slowdown in cash inflows for several large customers. Additionally, accounts payable and accrued expenses decreased $8.1 million, due primarily to payments of accrued bonuses and taxes.

Cash used in investing activities was $10.5 million in the first quarter 2003, an increase of $8.3 million from the first quarter of 2002, primarily due to increased short-term investments of $6.9 million. Additionally, capital expenditures increased $1.4 million due primarily to the purchase of a new back office system and upgrades at the new shared services center in West Virginia.

Cash provided by financing activities remainder relatively the same from 2002 to 2003. Cash provided by financing activities was $6.4 million in the first quarter of 2003, as compared to $6.6 million in the first quarter of 2002.

Critical Accounting Policies

These financial statements were prepared in accordance with generally accepted accounting principles, which requires management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are both reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions identified in the Company's 2002 Annual Report on Form 10-K filed March 27, 2003 with the Securities and Exchange Commission have not materially changed.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146 ("SFAS 146") Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force Number 94-3, ("EITF No. 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan as required by EITF No. 94-3. SFAS 146 is effective for restructuring activities initiated after December 31, 2002. This Statement does not require companies to adjust restructuring reserves recorded before 2003. The Company will apply SFAS 146 to future restructurings.

Effective December 15, 2002, the Company adopted FASB Interpretation Number 45 ("FIN 45") Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has assessed this Interpretation and has provided the necessary disclosures on Form 10-K filed with the SEC on March 27, 2003 in Note 16 of the Notes to Consolidated Financial Statements. For the three months ended March 31, 2003, there were no significant changes from year-end.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148 ("SFAS 148") - Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123 ("SFAS 123"); Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS 148 are effective for years beginning after December 15, 2002. See Note 2 of the Notes to the Consolidated Financial Statements for the required disclosure.

Forward-looking Information

The Company's growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for temporary and permanent employees. Should the U.S. economy decline during 2003, the Company's operating performance could be adversely impacted. The Company believes that its Plan of Restructure and strategic focus on targeted vertical market sectors provides some insulation from adverse trends. However, further declines in the economy could result in the need for future cost reductions or changes in strategy.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The Company's exposure to interest rate changes is not significant. As of March 31, 2003, there were no bank borrowings and only immaterial amounts of other debt outstanding, none of which was variable rate debt. The Company's investment in money market and other short-term instruments are primarily at variable rates.

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


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

     3.a Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-5519).

     3.b Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-5519).


     10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan. (Constitutes a management contract or compensatory plan or arrangement.)

     10.b.  Amended and Restated CDI Corp. 1998 Non-Qualified Stock Option Plan.
            (Constitutes  a  management   contract  or   compensatory   plan  or
            arrangement.)

     10.d. CDI Corp. 2000 Stock Unit Plan. (Constitutes a management contract or compensatory plan or arrangement.)


     10.f. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison. (Constitutes a management contract or compensatory plan or arrangement.)

     10.l. Non-Qualified Stock Option Agreement dated October 14, 2002 between Registrant and Jay G. Stuart. (Constitutes a management contract or compensatory plan or arrangement.)

     10.m.  Restricted Stock Agreement dated October 14, 2002 between Registrant
            and  Jay  G.  Stuart.   (Constitutes   a   management   contract  or
            compensatory plan or arrangement.)

     10.p.  Agreement  Regarding  Severance  between  Registrant  and Gregory L.
            Cowan  effective  November  15,  2002.   (Constitutes  a  management
            contract or compensatory plan or arrangement.)

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

   (b) Reports on Form 8-K during the three month period ended March 31, 2003.

       None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CDI CORP.
                                    --------------------------



May 8, 2003                          By:  /s/ Jay G. Stuart
                                     --------------------------
                                     Jay G. Stuart
                                     Executive Vice President and Chief
                                     Financial Officer
                                     (Principal Financial Officer)

                                  CERTIFICATION

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

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

                                        By:  /s/ Roger H. Ballou
                                        --------------------------
                                        ROGER H. BALLOU
                                        President and Chief Executive Officer

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

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003


                                        By:  /s/ Jay G. Stuart
                                        ----------------------------
                                        JAY G. STUART
                                        Executive Vice President and
                                        Chief Financial Officer

                                INDEX TO EXHIBITS

 Number                         Exhibit
--------  ---------------------------------------------------------------------

   3.a Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-5519).

   3.b Bylaws of the Registrant, incorporated herein by reference to the Registrant's report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-5519).

   10.a. CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan. (Constitutes a management contract or compensatory plan or arrangement.)

   10.b.  Amended and Restated CDI Corp. 1998  Non-Qualified  Stock Option Plan.
          (Constitutes   a   management   contract  or   compensatory   plan  or
          arrangement.)

   10.d. CDI Corp. 2000 Stock Unit Plan. (Constitutes a management contract or compensatory plan or arrangement.)

   10.f. Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison. (Constitutes a management contract or compensatory plan or arrangement.)

   10.l. Non-Qualified Stock Option Agreement dated October 14, 2002 between Registrant and Jay G. Stuart. (Constitutes a management contract or compensatory plan or arrangement.)

   10.m. Restricted Stock Agreement dated October 14, 2002 between Registrant and Jay G. Stuart. (Constitutes a management contract or compensatory plan or arrangement.)

   10.p. Agreement Regarding Severance between Registrant and Gregory L. Cowan effective November 15, 2002. (Constitutes a management contract or compensatory plan or arrangement.)

   99.a.  Certification  of  Chief  Executive  Officer,  Pursuant  to 18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.b.  Certification  of  Chief  Financial  Officer,  Pursuant  to 18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.