Form 10-Q
period 2003-06-30
CDI CORP
filed 2003-08-14
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 1-5519

CDI CORP.

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2394430

(State or other jurisdic-	(I.R.S. Employer
tion of incorporation or organization)	Identification Number)

1717 Arch Street, 35th Floor, Philadelphia, PA 19103-2768

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (215) 569-2200

     Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  (X)   No  (   )

     Indicate whether the Registrant is an accelerated filer (as defined in Section 12b-2 of the Exchange Act.)

                          Yes  (X)   No  (   )

     Outstanding shares of each of the Registrant’s classes of common stock as of July 30, 2003 were:

Common stock, $.10 par value	19,445,697 shares
Class B common stock, $.10 par value	None

CDI CORP.

Part I:	FINANCIAL INFORMATION
	Item 1. Financial Statements
	Consolidated Balance Sheets as of December 31, 2002 and June 30, 2003 (unaudited)	3
	Consolidated Statements of Earnings for the three months ended June 30, 2002 and 2003 and for the six months ended June 30, 2002 and 2003 (unaudited)	5
	Consolidated Statements of Shareholders’ Equity for the three months ended June 30, 2002 and 2003 and for the six months ended June 30, 2002 and 2003 (unaudited)	6
	Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2003 (unaudited)	7
	Notes to Consolidated Financial Statements	8
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	Item 3. Quantitative and Qualitative Disclosures about Market Risks	22
	Item 4. Controls and Procedures	22
Part II:	OTHER INFORMATION
	Item 2. Changes in Securities and Use of Proceeds	23
	Item 4. Submission of Matters to a Vote of Security Holders	23
	Item 6. Exhibits and Reports on Form 8-K	24
SIGNATURES		25
INDEX TO EXHIBITS		26

PART I. FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2003	December 31,
	(unaudited)	2002

Assets
Current assets:
Cash and cash equivalents	$46,614	41,148
Accounts receivable, less allowance for doubtful accounts of $4,987 - June 30, 2003; $7,683 - December 31, 2002	204,175	189,557
Short-term investments	58,764	58,477
Prepaid expenses and other	9,235	6,403
Income taxes receivable	1,972	6,101
Deferred income taxes	10,499	13,195

Total current assets	331,259	314,881

Fixed assets, at cost:
Computers and systems	81,423	75,815
Equipment and furniture	26,214	27,213
Leasehold improvements	12,585	12,082

	120,222	115,110
Accumulated depreciation	(90,593)	(85,976)

Fixed assets, net	29,629	29,134

Deferred income taxes	9,339	11,750
Goodwill, net	68,134	68,334
Other assets	6,074	8,675

Total assets	$444,435	432,774

     See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2003	December 31,
	(unaudited)	2002

Liabilities and Shareholders’ Equity
Current liabilities:
Obligations not liquidated because of outstanding checks	$13,412	5,978
Accounts payable	21,451	25,008
Withheld payroll taxes	4,412	2,773
Accrued compensation and related costs	49,110	52,914
Accrued expenses and other	24,254	29,808

Total current liabilities	112,639	116,481

Deferred compensation	8,592	8,492

Total liabilities	121,231	124,973

Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 20,385,268 shares - June 30, 2003; 20,313,915 shares - December 31, 2002	2,039	2,031
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in capital	24,519	22,975
Retained earnings	317,902	306,339
Accumulated other comprehensive income (loss)	1,546	(610)
Unamortized value of restricted stock issued	(668)	(800)
Less common stock in treasury, at cost - 958,465 shares - June 30, 2003 and December 31, 2002	(22,134)	(22,134)

Total shareholders’ equity	323,204	307,801

Total liabilities and shareholders’ equity	$444,435	432,774

     See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Earnings
(In thousands, except per share data; unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$269,994	298,415	539,520	611,549
Cost of services	204,824	220,489	405,974	454,299

Gross profit	65,170	77,926	133,546	157,250
Operating and administrative costs	56,452	75,569	116,466	155,208
Provision for restructure	—	—	—	4,053

Operating profit (loss)	8,718	2,357	17,080	(2,011)
Interest (income) expense, net	(252)	43	(626)	128

Earnings (loss) from continuing operations before income taxes, minority interests, discontinued operations and cumulative effect of accounting change	8,970	2,314	17,706	(2,139)
Income tax expense (benefit)	2,867	802	6,143	(791)

Earnings (loss) from continuing operations before minority interests, discontinued operations, and cumulative effect of accounting change	6,103	1,512	11,563	(1,348)
Minority interests	—	69	—	135

Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	6,103	1,443	11,563	(1,483)
Discontinued operations (loss) profit	—	(70)	—	398

Earnings (loss) from continuing operations before cumulative effect of accounting change	6,103	1,373	11,563	(1,085)
Cumulative effect of change in accounting for goodwill, net of tax	—	—	—	(13,968)

Net earnings (loss)	$6,103	1,373	11,563	(15,053)

Basic earning (loss) per share:
Earnings (loss) from continuing operations before accounting change	$0.32	0.08	0.60	(0.08)
Discontinued operations	$—	—	—	0.02
Cumulative effect of accounting change, net of tax	$—	—	—	(0.73)
Net earnings (loss)	$0.32	0.07	0.60	(0.79)
Diluted earning (loss) per share:
Earnings (loss) from continuing operations before accounting change	$0.31	0.07	0.59	(0.08)
Discontinued operations	$—	—	—	0.02
Cumulative effect of accounting change, net of tax	$—	—	—	(0.73)
Net earnings (loss)	$0.31	0.07	0.59	(0.79)

     See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(In thousands; unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Common stock
Beginning of period	$2,034	2,013	2,031	2,008
Exercise of stock options	3	9	4	12
Stock purchase plans	2	1	4	3

End of period	$2,039	2,023	2,039	2,023

Additional paid-in capital
Beginning of period	$23,424	18,745	22,975	17,629
Exercise of stock options	579	1,882	703	2,554
Restricted stock-vesting/forfeiture	—	—	—	4
Restricted stock-change in value	(1)	14	(3)	22
Stock purchase plans	517	247	844	679

End of period	$24,519	20,888	24,519	20,888

Retained earnings
Beginning of period	$311,799	299,272	306,339	315,698
Net earnings (loss)	6,103	1,373	11,563	(15,053)

End of period	$317,902	300,645	317,902	300,645

Accumulated other comprehensive loss
Beginning of period	$(810)	(2,445)	(610)	(2,038)
Foreign currency translation adjustment	2,356	1,189	2,156	782

	$1,546	(1,256)	1,546	(1,256)

Unamortized value of restricted stock issued
Beginning of period	$(737)	(633)	(800)	(690)
Restricted stock-vesting/forfeiture	—	—	—	10
Restricted stock-change in value	1	(14)	3	(22)
Restricted stock-amortization of value	68	56	129	111

End of period	$(668)	(591)	(668)	(591)

Treasury stock
Beginning of period	$(22,134)	(21,967)	(22,134)	(21,957)
Restricted stock-vesting/forfeiture	—	—	—	(10)

End of period	$(22,134)	(21,967)	(22,134)	(21,967)

Comprehensive income (loss)
Net earnings (loss)	$6,103	1,373	11,563	(15,053)
Foreign currency translation adjustment	2,356	1,189	2,156	782

	$8,459	2,562	13,719	(14,271)

     See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands; unaudited)

	Six months ended
	June 30,

	2003	2002

Continuing Operations
Operating activities:
Net earnings (loss)	$11,563	(15,053)
Net income from discontinued operations	—	(398)
Cumulative effect of change in accounting for goodwill, net of tax	—	13,968

Earnings (loss) from continuing operations	11,563	(1,483)
Minority interests	—	135
Depreciation	6,893	16,181
Non cash provision for restructure	—	3,205
Decrease (increase) in deferred and prepaid income taxes	9,236	(2,519)
(Increase) decrease in accounts receivable	(14,618)	33,232
Decrease in payables and accrued expenses	(11,273)	(10,398)
Other	2,393	660

	4,194	39,013

Investing activities:
Purchases of fixed assets	(7,786)	(4,853)
Purchases of short-term investments, net	(287)	(15,033)
Acquisitions net of cash acquired	—	(791)
Other	475	1,451

	(7,598)	(19,226)

Financing activities:
Payments on long-term debt	—	(928)
Obligations not liquidated because of outstanding checks	7,434	(1,421)
Proceeds from stock plans	1,436	2,604

	8,870	255

Net cash flows from continuing operations	5,466	20,042
Net cash flows from discontinued operations	—	8,618

Increase in cash and cash equivalents	5,466	28,660
Cash and cash equivalents at beginning of period	41,148	26,255

Cash and cash equivalents at end of period	$46,614	54,915

     See accompanying notes to consolidated financial statements.

CDI Corp.

Notes to Consolidated Financial Statements
June 30, 2003
(Dollars in thousands, except per share amounts)
(unaudited)

1.     Basis of Presentation

The accompanying consolidated financial statements of CDI Corp. (“CDI” or the “Company”) are unaudited. The balance sheet as of December 31, 2002 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2002 reported in Form 10-K, filed March 27, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods. Certain amounts in prior periods have been reclassified to conform to the current period classification.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of results that may be expected for the full year or any portion thereof.

2.     New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 146 (“SFAS 146”) Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force Number 94-3, (“EITF No. 94-3”), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan as required by EITF No. 94-3. SFAS 146 is effective for restructuring activities initiated after December 31, 2002. This Statement does not require companies to adjust restructuring reserves recorded before 2003. The Company will apply SFAS 146 to any future restructurings.

Effective December 15, 2002, the Company adopted FASB Interpretation Number 45 (“FIN 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has assessed this Interpretation and has provided the necessary disclosures on Form 10-K filed with the SEC on March 27, 2003 in Note 16 of the Notes to Consolidated Financial Statements. For the six months ended June 30, 2003, there were no significant changes from year-end.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”) - Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123 (“SFAS 123”); Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The required interim disclosure is shown in Note 8. The transition provisions of SFAS 148 are effective for years beginning after December 15, 2002. The Company is currently assessing the potential impact this Statement may have on the Company’s financial position or results of operations should it elect to apply the transition provisions of this Statement.

In January 2003, the FASB issued FASB Interpretation Number 46 (“FIN 46”) - Consolidation of Variable Interest Entities an interpretation of ARB No. 51. FIN 46 applies to all variable interest entities created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time the Company has no variable interest entities.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 (“SFAS 149) - Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is applicable for contracts entered into or modified after June 30, 2003; for hedging relationships designated after June 30, 2003; for provisions that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, apply in accordance with their respective effective dates; for paragraphs 7(a) and 23(a), apply to both existing contracts and new contracts entered into after June 30, 2003. The Company is currently assessing if there will be any impact.

3.     Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments as of June 30, 2003 and December 31, 2002 were comprised of the following:

	June 30,	December 31,
(in thousands)	2003	2002

Cash	$14,936	12,659
Cash equivalents	31,678	28,489

	$46,614	41,148

Short-term investments:
Available-for-sale	$58,764	43,252
Held-to-maturity	—	15,225

	$58,764	58,477

These investments are in liquid, high quality debt securities with diversification among the investments based upon the Company’s guidelines. Amortized cost approximates fair value. Realized gains and losses during the three and six month periods ended June 30, 2003 were immaterial and there were no transfers of investments between classifications of short-term investments.

All of the Company’s available-for-sale securities reflect investments in corporate bonds, various government agencies and commercial paper. In May 2003, the $15.2 million certificate-of-deposit being held-to-maturity matured and the proceeds were reinvested in available-for-sale and cash equivalent securities. Contractual maturities of available-for-sale securities as of June 30, 2003 of $9.1 million were for securities maturing in one year or less and $ 49.7 million for securities maturing in one to four years.

4.     Goodwill

The adoption of FASB Statement of Financial Accounting Standard No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, required testing as of January 1, 2002 for impairment of goodwill carried in the Company’s balance sheet as of that date. The valuations performed on the various units identified by the Company indicated that goodwill for some of the units was impaired. The fair value of these units was less than the carrying cost of the underlying net assets. The valuation was determined by using the current and projected earnings, cash flows and market comparables. Testing for impairment of goodwill prior to January 1, 2002 was based upon undiscounted cash flows from the related assets, as compared to the fair value approach required under SFAS 142.

As of January 1, 2002, impairment charges for the write-off of goodwill were $21.4 million (Professional Services - $15.0 million; Project Management - $0.2 million; Management Recruiters - $6.2 million), or $14.0 million net of income tax. These charges were recorded in the Company’s Consolidated Statements of Earnings as a cumulative effect of a change in accounting.

SFAS 142 also requires the Company to test for impairment on an annual basis. The Company conducts its annual goodwill impairment test as of July 1 of each year.

5.     Provision for Restructure

During the six months ended June 30, 2003, there were no restructuring charges, as compared to $4.1 million recorded in the first quarter of 2002. The restructuring charges recorded in the first half of 2002 primarily impacted the Project Management segment ($3.5 million) and the Professional Services segment ($0.6 million).

The table presented below shows the year-to-date activity from a balance sheet perspective:

	Net Accrual		Net Accrual
	at		at
	December 31,	Cash	June
(in thousands)	2002	Expenditures	2003

Reserve Components:
Severance	$3,360	1,669	1,691
Terminated operating leases	5,539	1,439	4,100

	$8,899	3,108	5,791

The remaining liability for severance will be substantially paid during 2003. The Company anticipates that the remaining liability for the termination of operating leases will be substantially paid by December 31, 2005. Management intends to liquidate the Company’s remaining lease obligations as soon as possible. The accrual for the provision for restructure is included in accrued expenses in the accompanying consolidated balance sheets.

6.     Discontinued Operations

In June of 2002, the Company sold the net operating assets of its Modern Engineering, Inc. (“Modern”) subsidiary that operated in its Project Management segment. Modern provided technical staffing services to the automotive industry. The operations of Modern were a component of CDI, as that term is defined in FASB Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long Lived Assets, and accordingly, are reflected as discontinued operations in the accompanying financial statements.

The earnings from discontinued operations for the three and six month periods ended June 30, 2002 were as follows:

	Three months	Six months
	ended	ended
(in thousands)	June 30, 2002	June 30, 2002

Revenues	$14,748	32,674

Gross profit	$2,773	5,720
Operating and administrative expenses	2,702	5,842
Provision for asset impairment	170	1,264

Loss before income taxes	(99)	(1,386)
Income tax benefit	29	1,784

(Loss) earnings from discontinued operations	$(70)	398

7.     Earnings (Loss) Per Share

Earnings (loss) used to calculate both basic and diluted earnings (loss) per share for all periods are the reported earnings in the Company’s consolidated statements of earnings. All reported earnings (loss) pertain to common shareholders and no assumed adjustments are necessary. In the six months ended June 30, 2002, the number of basic and diluted shares are the same because including the effect of common stock equivalents would have been antidilutive.

The number of common shares used to calculate basic and diluted earnings per share for three and six months ended June 30, 2003 and 2002 was determined as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic
Average shares outstanding	19,400,900	19,227,486	19,383,796	19,191,738
Restricted shares issued not vested	(45,000)	(45,500)	(45,188)	(42,750)

	19,355,900	19,181,986	19,338,608	19,148,988
Diluted
Shares used for basic calculation	19,355,900	19,181,986	19,338,608	19,148,988
Dilutive effect of stock options	257,673	377,354	183,680	—
Dilutive effect of restricted shares issued not vested – time based	12,690	19,397	9,474	—
Dilutive effect of restricted shares issued not vested – performance based	250	—	188	—
Dilutive effect of units issuable under stock purchase plans	112,752	95,371	114,800	—

	19,739,265	19,674,108	19,646,750	19,148,988

8.     Stock Based Plans

The Company uses the intrinsic value method of accounting for stock options and other forms of stock-based compensation granted to employees and directors, in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. No compensation cost has been recognized for grants of stock options because option exercise prices are not less than the fair market value of the underlying common stock at dates of grant. Compensation cost has been recognized for restricted stock issued and for units granted under the Stock Purchase Plan and Stock Unit Plan.

SFAS 123 uses a fair value based method of accounting for stock-based compensation. The following table reflects the pro-forma effect on net earnings (loss) and earnings (loss) per share for the three month and six month periods ended June 30, 2003 and 2002 as if the Company had adopted the fair value recognition provisions of SFAS 123:

	Three months ended		Six months ended
	June 30,		June 30,

(in thousands)	2003	2002	2003	2002

Net income (loss), as reported	$6,103	1,373	11,563	(15,053)
Stock-based employee and director compensation cost included in reported earnings (loss), net of income tax effect	200	277	434	551
Stock-based employee and director compensation cost under fair value-based method, net of income tax effect	(619)	(636)	(1,203)	(1,068)

Pro forma net income (loss)	$5,684	1,014	10,794	(15,570)

Net earnings (loss) per share:
Basic — as reported	$0.32	0.07	0.60	(0.79)
Basic — pro forma	0.29	0.05	0.56	(0.81)
Diluted — as reported	$0.31	0.07	0.59	(0.79)
Diluted — pro forma	0.29	0.05	0.55	(0.81)

9.     Operating Segments

The Company is managed and operated along four operating segments: Professional Services (“PS”), Project Management (“PM”), Todays Staffing (“Todays”) and Management Recruiters International (“MRI”).

PS offers information technology, engineering and technical staffing solutions to customers in targeted vertical markets.

PM provides a wide range of project management, technical outsourcing and technical consulting services through several divisions organized by vertical markets.

Todays provides temporary administrative, clerical and legal staffing services.

MRI provides franchise support services for the search, recruitment and employment of management personnel. It also provides temporary management and specialty staffing services.

Operating segment data is presented in the following table:

	Three months ended		Six months ended
	June 30,		June 30,

(in thousands)	2003	2002	2003	2002

Revenues:
Professional Services	$140,278	158,304	280,635	327,854
Project Management	77,171	78,788	156,095	159,731
Todays Staffing	36,441	38,880	71,013	78,812
Management Recruiters	16,104	22,443	31,777	45,152

	$269,994	298,415	539,520	611,549

Earnings (loss) from continuing operations before income taxes, minority interests, discontinued operations and cumulative effect of accounting change
Operating profit (loss):
Professional Services	$4,272	1,468	8,827	900
Project Management	4,122	2,149	9,283	9
Todays Staffing	2,145	1,170	3,537	2,219
Management Recruiters	1,869	2,372	2,552	4,227
Corporate	(3,690)	(4,802)	(7,119)	(9,366)

	8,718	2,357	17,080	(2,011)
Interest (income) expense	(252)	43	(626)	128

	$8,970	2,314	17,706	(2,139)

	June 30,	December 31,
(in thousands)	2003	2002

Assets:
Professional Services	$163,543	155,650
Project Management	97,286	89,996
Todays Staffing	42,849	44,779
Management Recruiters	34,538	38,934
Corporate	106,219	103,415

	$444,435	432,774

Inter-segment activity is not significant; therefore, revenues reported for each operating segment are substantially all from external customers.

10.     Disposition of Assets

On June 30 2003, the Company entered into an agreement to sell certain assets and liabilities of its MRI operations. Under the terms of that agreement, the Company received a $0.5 million non-refundable deposit, a note with a face value of $2.2 million and a commitment whereby the buyer must secure independent third party financing for the note by June 2004.

Since a substantial portion of the sales price received is in the form of a nonrecourse note secured only by the business sold and completion of the sale is contingent upon the buyer obtaining independent third-party financing for the remaining purchase price, the Company has not recorded this transaction as a divestiture. Upon the buyer’s obtaining third party funding, the Company will record the divestiture. It is expected that the transaction will result in a gain, estimated to be $1.5 million.

The assets and liabilities to be disposed of in connection with this agreement and the deferred deposit are included in prepaid expenses and other ($1.8 million) and accrued expenses and other ($1.1 million).

11.     Subsequent Event

On July 22, 2003, the Board of Directors voted to pay a special dividend of $2.00 per share and a quarterly dividend of $.09 per share to all shareholders of record as of August 5, 2003. Both dividends will be paid on August 19, 2003. As of July 20, 2003, there were 19,431,287 shares outstanding.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Results of Operations

Overview

During the six month period ended June 30, 2003, CDI Corp. (the “Company”), with no recent appreciable improvement in the economy, generated operating profits significantly higher than last year on lower revenues. Management believes the continued improvement in operating profit margins is the result of an ongoing commitment to fiscal discipline, which was initiated under the Plan of Restructure (“the Plan”) in December 2001. As the Company moves into the future, the goal is to refine the business model and achieve greater efficiencies in operations. Management remains focused on organic growth of higher margin business in key vertical markets, such as aerospace, government and defense, life sciences, chemical, and financial and IT services. Over the past eighteen months, the Company has generated substantial amounts of cash. Cash and short-term investments were $105.4 million at June 30, 2003. Given the recent changes in the tax law and the Company’s commitment to shareholders, on July 22, 2003, the Board of Directors declared a special dividend of $2.00 per share and a quarterly dividend of $.09 cents per share payable to shareholders of record as of August 5, 2003.

The Company is managed and operated along four operating segments: Professional Services (“PS”), Project Management (“PM”), Todays Staffing (“Todays”) and Management Recruiters International (“MRI”). The discussions that follow are based on the Company’s segment reporting structure. This report should be read in conjunction with the Company’s 2002 report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

Consolidated Results of Operations for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002

The Company recorded consolidated revenues of $270.0 million in the second quarter of 2003, down $28.4 million or 9.5%, as compared to the second quarter of 2002. This decline was primarily in PS, due to weak demand in technical staffing coupled with the decision to exit lower margin accounts in the prior year. Secondarily, the revenue decline was driven in MRI due to the impact of the sale of company owned offices in the third quarter of 2002, along with continued sluggish hiring trends this year. Partially offsetting both of these declines was the continued growth in the Company’s UK subsidiary, AndersElite, included in the PS segment.

The Company’ s gross profit of $65.2 million in the second quarter of 2003 was lower by $12.8 million or 16.4%, as compared to the second quarter of 2002. This decline was primarily due to the lower sales volume noted above, as well as the sale of company owned-offices in MRI during the third quarter of 2002.

Operating and administrative expenses were $56.5 million in the second quarter of 2003, a decline of $19.1 million or 25.3% from second quarter of 2002. This improvement was due primarily to the Company’s lower cost structure and the lower sales volume in the second quarter of 2003. Additionally, bad debt expense was reduced by $0.8 million, as the result of the successful collection of exited lower margin accounts in the PS segment. Finally, included in operating and administrative expenses in the second quarter of 2002 were $4.1 million of event-driven charges primarily related to accelerated depreciation of both the Company’s impaired former enterprise resource planning system (“ERP”) and leasehold improvements in exited offices.

Operating profit was $8.7 million in the second quarter of 2003, as compared to an operating profit of $2.4 million in the second quarter of 2002. The $6.3 million improvement in operating profit was due primarily to the reduction in operating and administrative expenses of $19.1 million, significantly offset by reduced gross profit of $12.8 million.

Net interest income was $0.3 million in the second quarter of 2003, as compared to net interest expense of $0.01 million in the second quarter of 2002. The improvement resulted from positive cash flow leading to higher invested funds.

CDI’s income tax rate was 32.0% for the quarter ended June 30, 2003, as compared to 34.7% for the second quarter of last year. The reduction in the effective tax rate relates primarily to the favorable resolution of a tax contingency of $0.4 million and a tax credit of $0.1 million.

Losses from discontinued operations for the quarter ended June 30, 2002 of $0.07 million relate to the disposal of its former subsidiary Modern Engineering, Inc. (Modern), which operated in the PM segment. Accordingly, Modern’s activity was recorded as discontinued operations in the accompanying financial statements in 2002.

The Company’s net income per diluted share was $0.31 for the second quarter of 2003, as compared to net income per share of $0.07 in the second quarter of 2002.

Segment Results

Professional Services (PS)

The PS operating segment recorded revenues of $140.3 million for the quarter ended June 30, 2003, a decrease of $18.0 million or 11.4%, as compared to the second quarter of 2002. The revenue decline was primarily due to weak demand in technical staffing coupled with the decision to exit lower margin accounts during 2002. Partially offsetting this decline was the continued revenue growth in the second quarter of 2003 in the U.K. based AndersElite business. AndersElite continues to experience strong demand in the construction business.

PS’ gross profit of $28.0 million in the second quarter of 2003 decreased by $3.6 million or 11.4%, as compared to the second quarter of 2002. This decrease was due to the lower sales volume noted above. The gross profit margin remained consistent at 20.0% for both quarters.

PS’ operating profit was $4.3 million in the second quarter of 2003, as compared to an operating profit of $1.5 million for the same period in 2002. The $2.8 million improvement was primarily due to a $6.4 million decline in operating and administrative expenses. Included in the $6.4 million improvement was $0.8 million from the reduction of bad debts expense this year due to the successful collection of exited lower margin accounts and $3.1 million for event-driven charges recorded last year. The overall improvement was partially offset by the lower gross profit of $3.6 million.

Project Management Services (PM)

The PM operating segment recorded revenues of $77.2 million for the quarter ended June 30, 2003, a decrease of $1.6 million or 2.1%, as compared to second quarter of 2002. The lower revenues were primarily attributable to reduced client spending in aerospace and pharmaceuticals, as well as a decline in the telecommunications industry. These declines were substantially offset by a double-digit percentage increase in revenues in PM’s chemical business.

PM’s gross profit of $16.7 million, in the second quarter of 2003, was lower by $1.8 million or 9.7%, as compared to the second quarter of 2002. The decline in gross profit was primarily due to a reduction in gross profit margin from 23.4% to 21.6%. The lower margins were the result of pricing adjustments and cancellations and delays in several high margin projects.

PM’s operating profit was $ 4.1 million in the second quarter of 2003, as compared with an operating profit of $2.1 million in the second quarter of 2002. The $2.0 million improvement in operating profit was primarily due to operating and administrative expenses declining $3.8 million, which includes $0.8 million for event-driven charges recorded last year. The overall improvement was partially offset by the $1.8 million decline in gross profit.

Todays Staffing (Todays)

The Todays’ operating segment recorded revenues of $36.4 million for the quarter ended June 30, 2003, a decrease of $2.4 million or 6.3% percent, as compared to the second quarter of 2002. The lower revenues reflect pricing pressures, as well as the continued challenging economic environment in the United States and Canada.

Todays’ gross profit of $10.1 million in the second quarter of 2003 was lower by $0.9 million or 8.1%, as compared to the second quarter of 2002. The reduction in gross profit was primarily due to the revenue decline noted above and to a lesser extent by a reduction in gross profit margin from 28.2% to 27.6%.

Todays’ operating profit was $2.1 million in the second quarter of 2003, as compared to an operating profit of $1.2 million in the second quarter of 2002. This improvement of $0.9 million was primarily attributable to the reduction of operating and administrative expenses of $1.8 million, which included $0.2 million of an event-driven charge recorded last year. The overall improvement was substantially offset by the reduced gross profit of $0.9 million.

Management Recruiters International (MRI)

The MRI operating segment recorded revenues of $16.1 million for the quarter ended June 30, 2003, a decrease of $6.3 million or 28.2%, as compared to the second quarter of 2002. The lower revenues were primarily attributable to the sale of the company-owned offices in the third quarter of 2002 and lower royalty revenue from franchisees in 2003, as a result of the overall soft employment market.

MRI’s gross profit of $10.4 million in the second quarter of 2003 was lower by $6.5 million or 38.3%, as compared to the second quarter of 2002. This reduction in gross profit was primarily due to the reduced revenue noted above, as well as a 10.6% decrease in gross profit margin from 75.5% to 64.9%. The decline in gross profit margin was primarily due to the sale of company owned-offices in the third quarter of 2002.

MRI’s operating profit was $1.9 million in the second quarter of 2003, as compared to an operating profit of $2.4 million in the second quarter of 2002. The reduction in operating profit of $0.5 million was primarily due to the reduction in gross profit of $6.5 million, substantially offset by a $6.0 million reduction in operating and administrative expenses due to cost containment measures and the sale of company-owned offices.

Corporate

In the three month period ended June 30, 2003, corporate expenses were $3.7 million compared to $4.8 million for the same period in 2002. The decline of $1.1 million or 23.2% was the result of both the Plan noted above, as well as continued fiscal discipline.

Consolidated Results of Operations for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002

The Company recorded consolidated revenues of $539.5 million in the first half of 2003, down $72.0 million or 11.8% as compared to the first half of 2002. This overall decline was primarily in PS due to the continued weak demand for technical staffing this year and the exit of low margin accounts last year. Also contributing to this decline was MRI, which was impacted by ongoing sluggish hiring trends in 2003 and the sale of company-owned offices during 2002. Partially offsetting these revenue declines was strong revenue growth in the first half of 2003 in AndersElite, which is reported in the PS segment.

The Company’ s gross profit of $133.5 million in the first half of 2003 was lower by $23.7 million or 15.1%, as compared to the first half of 2002. This decline was primarily due to the lower sales volume noted above. Further, gross profit margin declined 90 basis points driven primarily by the sale of company-owned offices in MRI during 2002, as well as some pricing adjustments and project delays in PM.

Operating and administrative expenses were $116.5 million in the first half of 2003, a decline of $38.7 million or 25.0% from the first half of 2002. This improvement was due to the Company’s lower cost structure resulting from the Plan of Restructure and the lower sales volume in the first half of 2003. Additionally in 2003, bad debt expense was reduced by $1.4 million, as the result of the successful collection of exited lower margin accounts, primarily in the PS segment. Included in operating and administrative expenses in the first half of 2002 were $7.5 million of event-driven charges primarily related to accelerated depreciation of both the Company’s impaired former enterprise resource planning system (“ERP”) and leasehold improvements in exited offices. During the first half of 2003, the Company incurred expenses of approximately $1.0 million in preparation for a customer contract in the engineering unit of its PM segment and to upgrade the technical infrastructure for its new West Virginia back-office.

The Company recorded no restructuring expenses in the first half of 2003, as compared to $4.1 million of restructuring expenses in the first half of 2002. These restructuring expenses last year included: $2.2 million for the termination of operating leases relating to the closure of approximately 29 offices, $1.0 million for severance for approximately 90 staff employees and $0.9 million for asset impairments.

Operating profits were $17.1 million in the first half of 2003, as compared to an operating loss of $2.0 million in the first half of 2002. The significant improvement in operating profit of $19.1 million was due primarily to the reduction in operating and administrative expenses of $38.7 million, partially offset by reduced gross profit of $23.7 million. Further, no restructure expenses were incurred in the first half of 2003, as compared to $4.1 million in the first half of 2002.

Net interest income was $0.6 million in the first half of 2003, as compared to net interest expense of $0.1 million in the first half of 2002. The improvement is the result of an increase in invested funds.

CDI’s income tax rate was 34.7% for the six months ended June 30, 2003, as compared to 37.0% for the first half of last year. The reduction in the effective tax rate relates primarily to the favorable resolution of a tax contingency of $0.4 million and a tax credit of $0.1 million.

Income from discontinued operations in 2002 was $0.4 million, which relates to the disposal of its former subsidiary Modern Engineering, Inc. (“Modern”), that operated in the PM segment.

In connection with the implementation of SFAS 142 in 2002, the Company recorded an impairment charge of $21.4 million, ($14.0 million after tax) for the write-off of goodwill. This charge was presented as a cumulative effect of accounting change in the Consolidated Statement of Earnings.

The Company’s net income per diluted share was $0.59 for the first half of 2003, as compared to a net loss per share of $0.79 in the first half of 2002.

Segment Results

Professional Services (PS)

The PS operating segment recorded revenues of $280.6 million for the six months ended June 30, 2003, a decrease of $47.2 million or 14.4%, as compared to the first half of 2002. This overall decline was primarily due to the continued weak demand for technical staffing and the planned exit of lower margin accounts during 2002. Partially offsetting this decline was strong revenue growth in the first half of 2003 in the U.K. based AndersElite business. AndersElite continues to experience strong demand in the construction business.

PS’ gross profit of $57.2 million in the first half of 2003 was lower by $6.1 million or 9.6%, as compared to the first half of 2002. This decline was due primarily to the lower sales volume noted above, which was offset by an increase in gross profit in AndersElite and an improvement in gross profit margin from 19.3% to 20.4%, primarily due to the exit of lower margin accounts last year.

PS’ operating profit was $8.8 million in the first half of 2003, as compared to an operating profit of $0.9 million for the same period in 2002. The $7.9 million improvement was primarily due to operating and administrative expenses declining $14.1 million. Included in the $14.1 million improvement was a $1.4 million from the reduction of bad debt expense this year due to the successful collection of exited lower margin accounts and $6.4 million for restructuring and event-driven charges recorded last year. The overall improvement was partially offset by lower gross profit of $6.1 million.

Project Management Services (PM)

The PM operating segment recorded revenues of $156.1 million for the six months ended June 30, 2003, a decrease of $3.6 million or 2.3%, as compared to first half of 2002. The lower revenues were primarily attributable to declines in the aerospace, pharmaceuticals and telecommunications sectors. These declines were almost entirely offset by a double-digit revenue increase in PM’s chemical sector.

PM’s gross profit of $36.0 million, in the first half of 2003, was lower by $1.4 million or 3.7%, as compared to the first half of 2002. The decrease in gross profit was primarily due the revenue declines discussed above.

PM’s operating profit was $ 9.3 million in the first half of 2003, as compared with an operating profit of $0.01 million in the first half of 2002. The $9.3 million improvement was primarily due to a decline in operating and administrative expenses of $10.7 million. Included in the $10.7 million improvement was $5.0 million for restructuring and event-driven charges recorded last year. The overall improvement was partially offset by the decline in gross profit of $1.4 million.

Todays Staffing (Todays)

The Todays’ operating segment recorded revenues of $71.0 million for the six months ended June 30, 2003, a decrease of $7.8 million or 9.9% percent, as compared to the first half of 2002. The lower revenues reflect competitive pressures, as well as the continued challenging economic environment in the United States and Canada. The demand for temporary clerical help is particularly dependent on the overall economy.

Todays’ gross profit of $19.9 million in the first half of 2003 was lower by $2.0 million or 9.1%, as compared to the first half of 2002. The reduction in gross profit was primarily due to the revenue decline noted above, which was partially offset by an improvement in gross profit margin from 27.8% to 28.0%.

Todays’ operating profit was $3.5 million in the first half of 2003, as compared to an operating profit of $2.2 million in the first half of 2002. This improvement of $1.3 million was primarily attributable to the reduction of operating and administrative expenses of $3.3 million. Included in the $3.3 million improvement was $0.2 million for an event-driven charge recorded last year. The overall improvement was partially offset by a $2.0 million decline in gross profit.

Management Recruiters International (MRI)

The MRI operating segment recorded revenues of $31.8 million for the six months ended June 30, 2003, a decrease of $13.4 million or 29.6%, as compared to first half of 2002. The lower revenues were primarily attributable to the sale of the company-owned offices in the third quarter of 2002 and lower royalty revenue from franchisees, partially offset by growth in the specialty staffing areas.

MRI’s gross profit of $20.5 million in the first half of 2003 was lower by $14.2 million or 41.0%, as compared to the first half of 2002. This reduction in gross profit was primarily due to the reduced revenue noted above. In addition, gross profit margin decreased to 64.5%, primarily due to the sale of company owned offices in the third quarter of 2002.

MRI’s operating profit was $2.6 million in the first half of 2003, as compared to an operating profit of $4.2 million in the first half of 2002. The reduction in operating profit of $1.6 million was primarily due to the reduction in gross profit of $14.2 million, substantially offset by the reduction in operating and administrative expenses of $12.6 million.

Corporate

In the six month period ended June 30, 2003, corporate expenses were $7.1 million compared to $9.4 million for the same period in 2002. The decline of $2.2 million or 24.0% was the result of both the Plan of Restructure noted above, as well as continued fiscal discipline.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its existing cash, cash equivalents and short-term investments, as well as cash provided by operations (primarily accounts receivable). Additionally, the Company also has significant untapped borrowing capacity. Currently, the Company’s financial condition remains strong. At June 30, 2003, cash, cash equivalents and short-term investments totaled $105.4 million. Cash, cash equivalents and short-term investments increased $5.8 million when compared to December 31, 2002 and $35.5 million when compared to June 30, 2002.

During the first half of 2003, cash provided by operations was $4.2 million. The Company’s primary source of cash during the six months ended June 30, 2003, was $11.6 million in net earnings and a tax refund of $7.8 million. This was substantially offset by a $14.6 million increase in accounts receivable. Approximately $3.0 million of the receivables increase results from increased volume with Supplier Associates and approximately $11.0 million is due to deterioration with a small number of large accounts which we are addressing. In the same period in 2002, cash flows from operations were $39.0 million, primarily as a result of a $33.2 million reduction in accounts receivable. This reduction in receivables in 2002 occurred as the result of decreasing revenues coupled with successful cash collections from the planned exit of certain low margin customers.

Cash used in investing activities was $7.6 million during the first six months of 2003. This was primarily the result of capital expenditures for software and leasehold improvements. In the same period in 2002, excluding a short-term investment of $15.0 million, cash used in investing activities was $4.2 million, primarily for capital expenditures.

Cash from financing activities, net of outstanding checks in both 2003 and 2002 was $1.4 million and $1.7 million, respectively. These cash flows were primarily the result of proceeds from stock purchase plans.

Subsequent Event

On July 22, 2003, the Board of Directors voted to pay a special dividend of $2.00 per share and a quarterly dividend of $.09 per share to all shareholders of record as of August 5, 2003. Both dividends will be paid on August 19, 2003. As of July 20, 2003, there were 19,431,287 shares outstanding.

Critical Accounting Policies

These financial statements were prepared in accordance with generally accepted accounting principles, which requires management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are both reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions identified in the Company’s 2002 Annual Report on Form 10-K filed March 27, 2003 with the Securities and Exchange Commission have not materially changed.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 146 (“SFAS 146”) Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force Number 94-3, (“EITF No. 94-3”), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan as required by EITF No. 94-3. SFAS 146 is effective for restructuring activities initiated after December 31, 2002. This Statement does not require companies to adjust restructuring reserves recorded before 2003. The Company will apply SFAS 146 to any future restructurings.

Effective December 15, 2002, the Company adopted FASB Interpretation Number 45 (“FIN 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has assessed this Interpretation and has provided the necessary disclosures on Form 10-K filed with the SEC on March 27, 2003 in Note 16 of the Notes to Consolidated Financial Statements. For the three month and six month periods ended June 30, 2003, there were no significant changes from year-end.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”) — Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123 (“SFAS 123”); Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS 148 are effective for years beginning after December 15, 2002. The Company is currently assessing the potential impact this Statement may have on the Company’s financial position or results of operations should it elect to apply the transition provisions of this Statement. See Note 8 of the Notes to the Consolidated Financial Statements for the required disclosure.

In January 2003, the FASB issued FASB Interpretation Number 46 (“FIN 46”) — Consolidation of Variable Interest Entities an interpretation of ARB No. 51. FIN 46 applies to all variable interest entities created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time the Company has no variable interest entities.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 (“SFAS 149”) — Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is applicable for contracts entered into or modified after June 30, 2003; for hedging relationships designated after June 30, 2003; for provisions that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, apply in accordance with their respective effective dates; for paragraphs 7(a) and 23(a), apply to both existing contracts and new contracts entered into after June 30, 2003. The Company is currently assessing if there will be any impact.

Forward-looking Information

The Company’s growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for temporary and permanent employees. Should the U.S. economy decline during 2003, the Company’s operating performance could be adversely impacted. The Company believes that its Plan of Restructure and strategic focus on targeted vertical market sectors provides some insulation from adverse trends. However, further declines in the economy could result in the need for future cost reductions or changes in strategy.

Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce CDI’s future earnings. There can be no assurance that CDI will be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs as a result of any of the foregoing.

The staffing services market is highly competitive with limited barriers to entry. CDI competes in global, national, regional and local markets with numerous temporary staffing and permanent placement companies. Price competition in the staffing industry is significant, particularly for the provision of office clerical and light industrial personnel, and pricing pressures from competitors and customers are increasing. CDI expects that the level of competition will remain high in the future, which could limit CDI’s ability to maintain or increase its market share or profitability.

Certain information in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the

Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, “believes”, “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as competitive market pressures, material changes in demand from larger customers, availability of labor, the Company’s performance on contracts, changes in customers’ attitudes toward outsourcing, government policies or judicial decisions adverse to the staffing industry, changes in economic conditions and delays or unexpected costs associated with implementation of the Company’s Plan of Restructure. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates to its operations in foreign countries conducted through subsidiaries operating primarily in the United Kingdom and Canada. Exchange rate fluctuations impact the U. S. dollar value of reported earnings derived from these foreign operations as well as the carrying value of the Company’s investment in the net assets related to these operations. The Company generally does not engage in hedging activities with respect to foreign operations except for isolated situations involving inter-company payments that have not been material. The effects of foreign currency exchange rate fluctuations have been immaterial.

The Company’s exposure to interest rate changes is not significant. As of June 30, 2003, there were no bank borrowings and only immaterial amounts of other debt outstanding, none of which was variable rate debt. The Company’s investment in money market and other short-term instruments are primarily at variable rates.

Item 4.

CONTROLS AND PROCEDURES

The Company has conducted an evaluation of the effectiveness of its disclosure controls and procedures under the supervision of its Chief Executive Officer and its Chief Financial Officer as of June 30, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported upon in such reports within the time periods specified for their filing. It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute assurance, that the objectives of the control system will be met.

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 30, 2003, 1,309 shares of common stock were issued by the Company to an employee of a subsidiary of the Company upon vesting of units awarded to that employee under the Company’s Stock Unit Plan. On June 30, 2003, a total of 4,254 shares of common stock were issued by the Company to three employees of subsidiaries of the Company upon vesting of units awarded to those employees under the Company’s Stock Unit Plan. In all four cases, the shares were issued in consideration for services performed or to be performed by the recipient. Each of those issuances was made in reliance on the exemption from registration found in section 4(2) of the Securities Act of 1933.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2003 the Company held its annual meeting of shareholders. Matters of business conducted at the meeting were the election of nine Company Directors and the ratification of KPMG LLP as the Company’s independent auditors for 2003.

The name of each director elected at the meeting and a tabulation of the voting by nominee follows:

	Votes	Votes
	for	withheld

Roger H. Ballou	18,294,484	178,446
Walter E. Blankley	17,891,767	581,163
Michael J. Emmi	17,999,304	473,626
Walter R. Garrison	13,288,658	5,184,272
Kay Hahn Harrell	17,627,872	845,058
Lawrence C. Karlson	18,290,079	182,851
Ronald J. Kozich	18,263,804	209,126
Alan B. Miller	17,891,867	581,063
Barton J. Winokur	13,163,408	5,309,522

There were no abstentions and there were no broker non-votes.

The vote for the ratification of KPMG LLP as independent auditors for 2003 was as follows:

For	Against	Abstain

17,803,876	665,563	3,491

There were no broker non-votes.

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the three month period ended June 30, 2003.

On April 23, 2003, the Company filed a report on Form 8-K. In accordance with SEC Release No. 33-82-16, the information contained was furnished pursuant to Item 12, Disclosure of Results of Operations and Financial Condition. Attached to that Form 8-K was the news release announcing the Company’s financial results for its first fiscal quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI CORP.

August 13, 2003	By: /s/ Jay G. Stuart
Jay G. Stuart
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Number	Exhibit

31.a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.