Form 10-Q
period 2003-09-30
CDI CORP
filed 2003-11-14
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

               Yes (X)   No (  )

     Indicate whether the Registrant is an accelerated filer (as defined in Section 12b-2 of the Exchange Act.)

               Yes (X)   No (  )

     Outstanding shares of each of the Registrant’s classes of common stock as of October 31, 2003 were:

Common stock, $.10 par value	19,556,029 shares
Class B common stock, $.10 par value	None

CDI CORP.

Part I:	FINANCIAL INFORMATION
	Item 1. Financial Statements
	Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	3
	Consolidated Statements of Earnings for the three months ended September 30, 2003 and 2002 (unaudited) and for the nine months ended September 30, 2003 and 2002 (unaudited)	5
	Consolidated Statements of Shareholders’ Equity for the three months ended September 30, 2003 and 2002 (unaudited) and for the nine months ended September 30, 2003 and 2002 (unaudited)	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	8
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	Item 3. Quantitative and Qualitative Disclosures about Market Risks	22
	Item 4. Controls and Procedures	22
Part II:	OTHER INFORMATION
	Item 2. Changes in Securities and Use of Proceeds	23
	Item 6. Exhibits and Reports on Form 8-K	23
SIGNATURES		24
INDEX TO EXHIBITS		25

PART I. FINANCIAL INFORMATION

Item 1.
FINANCIAL STATEMENTS

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2003	2002
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$29,688	41,148
Accounts receivable, less allowance for doubtful accounts of $5,457 - September 30, 2003; $7,683 - December 31, 2002	209,323	189,557
Short-term investments	29,998	58,477
Prepaid expenses and other	12,171	6,403
Income taxes receivable	—	6,101
Deferred income taxes	10,077	13,195

Total current assets	291,257	314,881

Fixed assets, at cost:
Computers and systems	83,894	75,815
Equipment and furniture	26,100	27,213
Leasehold improvements	13,274	12,082

	123,268	115,110
Accumulated depreciation	(92,295)	(85,976)

Fixed assets, net	30,973	29,134

Deferred income taxes	8,190	11,750
Goodwill, net	68,174	68,334
Other assets	4,743	8,675

Total assets	$403,337	432,774

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2003	2002
	(unaudited)`

Liabilities and Shareholders’ Equity
Current liabilities:
Obligations not liquidated because of outstanding checks	$9,034	5,978
Accounts payable	17,829	25,008
Withheld payroll taxes	5,236	2,773
Accrued compensation and related costs	47,364	52,914
Accrued expenses and other	24,783	29,808
Income taxes payable	2,115	—

Total current liabilities	106,361	116,481
Deferred compensation	8,644	8,492

Total liabilities	115,005	124,973

Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 20,425,101 shares - September 30, 2003; 20,313,915 shares - December 31, 2002	2,043	2,031
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in capital	25,272	22,975
Retained earnings	283,215	306,339
Accumulated other comprehensive income (loss)	539	(610)
Unamortized value of restricted stock issued	(603)	(800)
Less common stock in treasury, at cost - 958,465 shares – September 30, 2003 and December 31, 2002	(22,134)	(22,134)

Total shareholders’ equity	288,332	307,801

Total liabilities and shareholders’ equity	$403,337	432,774

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Earnings
(In thousands, except per share data; unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$264,355	287,788	803,875	899,337
Cost of services	200,888	210,969	606,862	665,268

Gross profit	63,467	76,819	197,013	234,069
Operating and administrative costs	54,278	68,227	170,744	223,435
Provision for restructure	69	8,498	69	12,551
Loss on sale of assets	—	1,259	—	1,259

Operating profit (loss)	9,120	(1,165)	26,200	(3,176)
Interest (income) expense, net	(170)	(111)	(796)	17

Earnings (loss) from continuing operations before income taxes, minority interests, discontinued operations and cumulative effect of accounting change	9,290	(1,054)	26,996	(3,193)
Income tax expense (benefit)	3,317	(457)	9,460	(1,248)

Earnings (loss) from continuing operations before minority interests, discontinued operations, and cumulative effect of accounting change	5,973	(597)	17,536	(1,945)
Minority interests	—	—	—	135

Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	5,973	(597)	17,536	(2,080)
Discontinued operations profit	—	27	—	425

Earnings (loss) from continuing operations before cumulative effect of accounting change	5,973	(570)	17,536	(1,655)
Cumulative effect of change in accounting for goodwill, net of tax	—	—	—	(13,968)

Net earnings (loss)	$5,973	(570)	17,536	(15,623)

Basic earning (loss) per share:
Earnings (loss) from continuing operations before accounting change	$0.31	(0.03)	0.91	(0.11)
Discontinued operations	$—	—	—	0.02
Cumulative effect of accounting change, net of tax	$—	—	—	(0.73)
Net earnings (loss)	$0.31	(0.03)	0.91	(0.81)
Diluted earning (loss) per share:
Earnings (loss) from continuing operations before accounting change	$0.30	(0.03)	0.89	(0.11)
Discontinued operations	$—	—	—	0.02
Cumulative effect of accounting change, net of tax	$—	—	—	(0.73)
Net earnings (loss)	$0.30	(0.03)	0.89	(0.81)
Cash dividends per share	$2.09	—	2.09	—

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(In thousands; unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Common stock
Beginning of period	$2,039	2,023	2,031	2,008
Exercise of stock options	4	2	8	14
Stock purchase plans	—	1	4	4

End of period	$2,043	2,026	2,043	2,026

Additional paid-in capital
Beginning of period	$24,519	20,888	22,975	17,629
Exercise of stock options	747	644	1,451	3,198
Restricted stock-vesting/forfeiture	—	—	—	4
Restricted stock-change in value	—	(10)	(2)	12
Stock purchase plans	6	138	848	817

End of period	$25,272	21,660	25,272	21,660

Retained earnings
Beginning of period	$317,902	300,645	306,339	315,698
Net earnings (loss)	5,973	(570)	17,536	(15,623)
Dividends paid to shareholders	(40,660)	—	(40,660)	—

End of period	$283,215	300,075	283,215	300,075

Accumulated other comprehensive income (loss)
Beginning of period	$1,546	(1,256)	(610)	(2,038)
Foreign currency translation adjustment	(1,007)	252	1,149	1,034

	$539	(1,004)	539	(1,004)

Unamortized value of restricted stock issued
Beginning of period	$(668)	(591)	(800)	(690)
Restricted stock-vesting/forfeiture	—	35	—	45
Restricted stock-change in value	—	10	2	(12)
Restricted stock-amortization of value	65	26	195	137

End of period	$(603)	(520)	(603)	(520)

Treasury stock
Beginning of period	$(22,134)	(21,967)	(22,134)	(21,957)
Restricted stock-vesting/forfeiture	—	(35)	—	(45)

End of period	$(22,134)	(22,002)	(22,134)	(22,002)

Comprehensive income (loss)
Net earnings (loss)	$5,973	(570)	17,536	(15,623)
Foreign currency translation adjustment	(1,007)	252	1,149	1,034

	$4,966	(318)	18,685	(14,589)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands; unaudited)

	Nine months ended
	September 30,

	2003	2002

Continuing Operations
Operating activities:
Net earnings (loss)	$17,536	(15,623)
Net income from discontinued operations	—	(425)
Cumulative effect of change in accounting for goodwill, net of tax	—	13,968

Earnings from continuing operations	17,536	(2,080)
Minority interests	—	135
Depreciation	9,458	20,456
Non cash provision for restructure	69	8,530
Loss on sale of assets	—	1,259
Deferred income taxes	6,678	4,036
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(19,766)	52,136
Prepaid and other current assets	333	(7,173)
Accounts payable	(7,179)	(3,131)
Accrued expenses and other current liabilities	(6,034)	(8,706)
Non-current assets and liabilities and other	6,281	1,691

	7,376	67,153

Investing activities:
Purchases of fixed assets	(11,776)	(6,758)
Sale (purchases) of short-term investments, net	28,479	(15,129)
Acquisitions, net of cash acquired	(39)	(4,146)
Other	645	1,327

	17,309	(24,706)

Financing activities:
Dividends paid to shareholders	(40,660)	—
Payments on long-term debt	—	(7,238)
Obligations not liquidated because of outstanding checks	3,056	(1,231)
Proceeds from stock plans	1,459	3,265

	(36,145)	(5,204)

Net cash flows from continuing operations	(11,460)	37,243
Net cash flows from discontinued operations	—	8,734

(Decrease) increase in cash and cash equivalents	(11,460)	45,977
Cash and cash equivalents at beginning of period	41,148	26,255

Cash and cash equivalents at end of period	$29,688	72,232

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes (net of refunds)	$(5,947)	2,979

See accompanying notes to consolidated financial statements.

CDI Corp.

Notes to Consolidated Financial Statements
September 30, 2003
(Dollars in thousands, except share and per share amounts)
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of results that may be expected for the full year or any portion thereof.

2.     New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 46 (“FIN 46”) - Consolidation of Variable Interest Entities an interpretation of ARB No. 51. FIN 46 applies to all variable interest entities created after January 31, 2003; for the first fiscal year or interim period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time the Company has no variable interest entities.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 (“SFAS 149”) - Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is applicable for contracts entered into or modified after June 30, 2003; for hedging relationships designated after June 30, 2003; for provisions that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, apply in accordance with their respective effective dates; for paragraphs 7(a) and 23(a), apply to both existing contracts and new contracts entered into after June 30, 2003. The Company generally does not engage in hedging activities with respect to foreign operations except for isolated situations involving inter-company payments that have not been material. The effects of foreign currency exchange rate fluctuations have been immaterial.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (“SFAS 150”) – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards that require companies to classify certain financial instruments as liabilities that were previously classified as equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003. The remaining provisions of SFAS 150, are effective for all periods starting July 1, 2003. The Company has reviewed SFAS 150 and has determined there is no financial statement impact.

3.     Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments as of September 30, 2003 and December 31, 2002 were comprised of the following:

	September 30,	December 31,
	2003	2002
(in thousands)
Cash	$2,786	12,659
Cash equivalents	26,902	28,489

	$29,688	41,148

Short-term investments:
Available-for-sale	$29,998	43,252
Held-to-maturity	—	15,225

	$29,998	58,477

Cash equivalents and short-term investments are in liquid, high quality debt securities with diversification among the investments based upon the Company’s guidelines. Amortized cost approximates fair value. Realized gains and losses during the three and nine month periods ended September 30, 2003 were immaterial and there were no transfers of investments between classifications of short-term investments.

All of the Company’s available-for-sale securities reflect investments in corporate bonds, various government agencies and commercial paper. In May 2003, the $15.2 million certificate-of-deposit being held-to-maturity matured and the proceeds were reinvested in available-for-sale and cash equivalent securities.

Available-for-sale securities as of September 30, 2003 of $30.0 million include $9.9 million for securities maturing in one year or less and $20.1 million for securities maturing in one to four years.

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

SFAS 142 also requires the Company to test for impairment on an annual basis. The Company conducted its annual goodwill impairment test as of July 1, 2003 and found no further impairments.

5.     Provision for Restructure

During the nine months ended September 30, 2003, the Company recorded $0.1 million of restructuring charges, as compared to $12.6 million recorded in the first nine months of 2002. This charge includes severances of $0.4 million in connection with the Company’s new growth strategy and leadership consolidation plan, partially offset by a $0.3 million adjustment to true-up a previously estimated provision for operating lease obligations.

The table presented below shows the current year activity from a balance sheet perspective:

	Net Accrual at	Current		Net Accrual at
	December 31,	Year	Cash	September 30,
	2002	Adjustments	Expenditures	2003
(in thousands)
Reserve Components:
Severance	$3,360	348	(2,528)	1,180
Terminated operating leases	5,539	(279)	(1,593)	3,667

	$8,899	69	(4,121)	4,847

The remaining liability for severance will be substantially paid by the first quarter of 2004. The Company anticipates that the remaining liability for the termination of operating leases will be substantially paid by December 31, 2005. Management intends to liquidate the Company’s remaining lease obligations as soon as possible. The accrual for the provision for restructure is included in accrued expenses in the accompanying consolidated balance sheets.

The breakdown of the restructuring charges for 2003 and 2002 among operating segments is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002
(in thousands)
Professional Services	$163	1,887	163	2,492
Project Management	55	567	55	3,978
Todays Staffing	(222)	3,853	(222)	3,861
Management Recruiters	130	1,595	130	1,595
Corporate	(57)	596	(57)	625

	$69	8,498	69	12,551

6.     Discontinued Operations

In June 2002, the Company sold the net operating assets of its Modern Engineering, Inc. (“Modern”) subsidiary that operated in its Project Management segment. Modern provided technical staffing services to the automotive industry. The operations of Modern were a component of CDI, as that term is defined in FASB Statement of Financial Accounting Standard No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long Lived Assets, and accordingly, are reflected as discontinued operations in the accompanying financial statements.

The earnings from discontinued operations for the three and nine month periods ended September 30, 2002 were as follows:

	Three months	Nine months
	ended	Ended
	September 30, 2002	September 30, 2002
(in thousands)
Revenues	$—	32,674

Gross profit	$—	5,718
Operating and administrative expenses	62	5,903
Provision for asset impairment	(104)	1,160

Income (loss) before income taxes	42	(1,345)
Income tax expense (benefit)	15	(1,770)

Income from discontinued operations	$27	425

7.     Earnings (Loss) Per Share

Earnings (loss) used to calculate both basic and diluted earnings (loss) per share for all periods are the reported earnings in the Company’s consolidated statements of earnings. All reported earnings (loss) pertain to common shareholders and no assumed adjustments are necessary. In the three and nine months ended September 30, 2002, the number of basic and diluted shares are the same because including the effect of common stock equivalents would have been antidilutive.

The number of common shares used to calculate basic and diluted earnings per share for three and nine months ended September 30, 2003 and 2002 was determined as follows:

	Three months		Nine months
	Ended		ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic
Average shares outstanding	19,449,668	19,293,247	19,405,753	19,227,741
Restricted shares issued not vested	(45,000)	(44,875)	(45,125)	(45,625)

	19,404,668	19,248,372	19,360,628	19,182,116
Diluted
Shares used for basic calculation	19,404,668	19,248,372	19,360,628	19,182,116
Dilutive effect of stock options	228,913	—	198,758	—
Dilutive effect of restricted shares issued not vested – time based	14,278	—	11,075	—
Dilutive effect of restricted shares issued not vested – performance based	375	—	250	—
Dilutive effect of units issuable under stock purchase plans	100,393	—	109,999	—

	19,748,627	19,248,372	19,680,710	19,182,116

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

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”) - Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. The Company has elected to continue with its current practice of applying the recognition and measurement principles of APB 25. The Company has adopted the disclosure requirement of SFAS 148.

SFAS 123 uses a fair value based method of accounting for stock-based compensation. The following table reflects the pro forma effect on net earnings (loss) and earnings (loss) per share for the three and nine month periods ended September 30, 2003 and 2002 as if the Company had adopted the fair value recognition provisions of SFAS 123:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002
(in thousands)
Net income (loss), as reported	$5,973	(570)	17,536	(15,623)
Stock-based employee and director compensation cost included in reported earnings (loss), net of income tax effect	49	208	484	758
Stock-based employee and director compensation cost under fair value-based method, net of income tax effect	(425)	(477)	(1,629)	(1,544)

Pro forma net income (loss)	$5,597	(839)	16,391	(16,409)

Net earnings (loss) per share:
Basic - as reported	$0.31	(0.03)	0.91	(0.81)
Basic - pro forma	0.29	(0.04)	0.85	(0.86)
Diluted - as reported	$0.30	(0.03)	0.89	(0.81)
Diluted - pro forma	0.28	(0.04)	0.83	(0.86)

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

MRI is a franchisor providing support services to its franchisees who engage in the search, recruitment and employment of management personnel. It also provides temporary management and specialty staffing services.

Operating segment data is presented in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002
(in thousands)
Revenues:
Professional Services	$142,495	153,203	423,130	481,057
Project Management	74,746	76,203	230,841	235,934
Todays Staffing	34,069	35,735	105,082	114,547
Management Recruiters	13,045	22,647	44,822	67,799

	$264,355	287,788	803,875	899,337

Earnings (loss) from continuing operations before income taxes, minority interests, discontinued operations and cumulative effect of accounting change:
Operating profit (loss):
Professional Services	$5,193	1,992	14,020	2,892
Project Management	3,922	4,660	13,205	4,669
Todays Staffing	1,972	(2,939)	5,509	(720)
Management Recruiters	905	(169)	3,457	4,058
Corporate	(2,872)	(4,709)	(9,991)	(14,075)

	9,120	(1,165)	26,200	(3,176)
Interest (income) expense, net	(170)	(111)	(796)	17

	$9,290	(1,054)	26,996	(3,193)

	September 30,	December 31,
	2003	2002
(in thousands)
Assets:
Professional Services	$168,575	155,650
Project Management	99,845	89,996
Todays Staffing	41,118	44,779
Management Recruiters	33,746	38,934
Corporate	60,053	103,415

	$403,337	432,774

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

On June 30 2003, the Company entered into an agreement to sell certain assets and liabilities of its MRI operations of $2.7 million. Under the terms of that agreement, the Company received a $0.5 million non-refundable payment, a note with a face value of $2.2 million and a commitment whereby the buyer must secure independent third party financing for the note by June 2004.

Since a substantial portion of the sales price received is in the form of a nonrecourse note secured only by the business sold and completion of the sale is contingent upon the buyer obtaining independent third-party financing for the remaining purchase price, the Company has not recorded this transaction as a divestiture. Upon the buyer’s obtaining third party funding, the Company will record the divestiture. It is expected that the transaction will result in a gain, estimated to be $1.4 million.

The assets and liabilities to be disposed of in connection with this agreement and the deferred deposit are included in prepaid expenses and other ($1.8 million) and accrued expenses and other ($1.2 million).

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Results of Operations

Overview

During the nine month period ended September 30, 2003, CDI Corp.’s (“CDI” or the “Company”) revenues decreased from a year ago as a result of some business softening, principally due to a continued sluggish U.S. economy, as well as to the exit of low margin accounts in PS and the exit of company-owned offices in MRI during 2002 and 2003. Despite the revenue decrease, the Company generated higher operating profits compared to last year. Management attributes this improvement in operating profits to an ongoing commitment to fiscal discipline that was initiated under the Plan of Restructure (the “Plan”) in December 2001. In addition, during the third quarter of 2003, the Company initiated a new growth strategy and leadership consolidation plan to support a go-to-market strategy that will more closely align the Company with the key vertical markets it serves. This growth strategy is designed to better serve the Company’s customers, generate higher revenues and achieve greater operating efficiencies.

Given the recent changes in the tax law and the Company’s commitment to shareholders, the Board of Directors declared and paid a special dividend of $2.00 per share and a quarterly dividend of $0.09 per share aggregating $40.7 million during the third quarter of 2003.

Although current governmental statistics indicate some positive economic recovery, management expects that there will be continued revenue softness in the fourth quarter of 2003 since there is typically a three to six month lag after the beginning of a turnaround before the Company’s businesses will experience the benefits.

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

Consolidated Results of Operations for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002

The Company recorded consolidated revenues of $264.4 million in the third quarter of 2003, down $23.4 million or 8.1%, as compared to the third quarter of 2002. This decline was primarily in PS, due to reduced customer demand for engineering staffing services, and in MRI, largely due to the impact of having exited the company-owned permanent placement business during 2002 and 2003. Additionally, U.S. billable hours in the current quarter were negatively impacted by the September hurricane in the Mid-Atlantic States and the blackout that affected many of the Company’s Northeastern US-based clients. Partially offsetting these declines was continued revenue growth in the Company’s UK subsidiary (AndersElite) included in the PS segment, and in the chemical and industrial vertical in the PM segment.

The Company’ s gross profit of $63.5 million in the third quarter of 2003 was lower by $13.3 million or 17.3%, as compared to the third quarter of 2002. This decline was primarily due to the lower sales volume noted above, as well as the exit of company-owned offices in MRI during the third quarter of 2002 and the second quarter of 2003.

Operating and administrative expenses were $54.3 million in the third quarter of 2003, a decline of $13.9 million or 20.4%, from third quarter of 2002. This improvement was due primarily to the Company’s lower cost structure attributable to the Plan and the lower sales volume in the third quarter of 2003. During the third quarter, the Company implemented a new replacement policy for personal computers, which extends the useful life from three to four years. As a result of the new replacement policy, the Company prospectively reduced depreciation expense by $0.6 million. The impact on the Company’s segments is not significant.

The Company recorded $ 0.1 million of restructuring expenses in the third quarter of 2003. This charge reflects $0.4 million of severances in connection with the Company’s new growth strategy and leadership consolidation plan, partially offset by $0.3 million reduction of previously recorded provisions for operating lease obligations. The Company recorded $8.5 million of restructuring expenses last year. These restructuring expenses included: $3.6 million for the termination of operating leases relating to the closure of approximately 46 offices, $2.5 million for severance for approximately 130 staff employees and $2.4 million for asset impairments.

In the third quarter of 2002, the Company recorded a loss on the sale of its MRI company-owned permanent placement offices of $1.3 million.

Operating profit was $9.1 million in the third quarter of 2003, as compared to an operating loss of $1.2 million in the third quarter of 2002. The $10.3 million improvement in operating profit was due primarily to a reduction in operating and administrative expenses of $13.9 million, restructuring expenses $8.4 million lower than last year and a prior year loss on sale of assets of $1.3 million, which more than offset the decline in gross profit of $13.3 million.

Net interest income of $ 0.2 million in the third quarter of 2003, was higher in comparison to the third quarter of 2002. The improvement was the result of higher invested cash balances.

The Company’s effective income tax rate for the third quarter of 2003 was 35.7% generally reflecting the Company’s expected annual effective rate of 36.0%. The annual effective tax rate for 2003 of 36.0% is 2.0% lower than the annual effective tax rate for 2002. The primary difference in anticipated tax rates reflects the favorable resolution of a prior year tax contingency of $0.7 million and a tax credit of $0.1 million. Fluctuations in quarterly tax rates in 2003 and 2002 reflect inter-quarter adjustments to arrive at the appropriate expected annual tax rate on a year-to-date basis.

Income from discontinued operations for the quarter ended September 30, 2002 of $27,000 relates to the Company’s disposal of Modern Engineering, Inc. (Modern), which operated in the PM segment.

The Company’s net income per diluted share was $0.30 for the third quarter of 2003, as compared to net loss per share of $0.03 in the third quarter of 2002.

Segment Results

Professional Services (PS)

The PS operating segment recorded revenues of $142.5 million for the quarter ended September 30, 2003, a decrease of $10.7 million or 7.0%, as compared to the third quarter of 2002. The revenue decline was primarily due to lower demand for engineering staffing services. Partially offsetting this decline was the continued revenue growth in the third quarter of 2003 in the U.K. based AndersElite business. AndersElite continues to experience strong demand in the construction business. Revenue in the Company’s IT staffing business remained essentially unchanged from last year.

PS’ gross profit of $29.0 million in the third quarter of 2003 decreased by $1.6 million or 5.2%, as compared to the third quarter of 2002. This decrease was due to the lower sales volume noted above, partially offset by a gross profit margin improvement of 40 basis points resulting from a decrease in lower margin engineering staffing revenues and improved margins in AndersElite.

PS’ operating profit was $5.2 million in the third quarter of 2003, as compared to an operating profit of $2.0 million for the same period in 2002. The $3.2 million improvement was primarily due to a decline in operating and administrative expenses of $3.1 million, restructuring expenses of $1.7 million lower than last year, which more than offset the volume based decline in gross profit of $1.6 million.

Project Management Services (PM)

The PM operating segment recorded revenues of $74.7 million for the quarter ended September 30, 2003, a decrease of $1.5 million or 2.0%, as compared to third quarter of 2002. The lower revenues were primarily attributable to continued project delays in the pharmaceutical vertical and reduced client spending in the aerospace, and telecommunications verticals. These declines were significantly offset by double-digit percentage increases in revenues in both the chemical and industrial, and government services verticals.

PM’s gross profit of $16.9 million, in the third quarter of 2003, was lower by $2.2 million or 11.5%, as compared to the third quarter of 2002. The decline in gross profit was primarily due to a reduction in gross profit margin from 25.0% to 22.6% and to a lesser extent a decline in revenues. The lower gross profit margins were the result of delays in several high margin projects in the pharmaceutical vertical, as well as an unfavorable business mix associated with a project in the chemical and industrial vertical. These declines in gross margin were partially offset by improved margins in both aerospace and government services verticals as the Company continues to seek high-margin value added business.

PM’s operating profit was $3.9 million in the third quarter of 2003, as compared with an operating profit of $4.7 million in the third quarter of 2002. The $0.8 million decline was primarily due to lower gross profit margins of $2.2 million, partially offset by a $0.9 million reduction in operating and administrative expenses and restructuring expenses $0.5 million lower than last year.

Todays Staffing (Todays)

The Todays’ operating segment recorded revenues of $34.1 million for the quarter ended September 30, 2003, a decrease of $1.6 million, or 4.8% percent, as compared to the third quarter of 2002. The lower revenues reflect continued pricing pressure on larger accounts, as well as the sluggish economic environment in the United States.

Todays’ gross profit of $9.3 million in the third quarter of 2003 was lower by $0.9 million or 8.8%, as compared to the third quarter of 2002. The reduction in gross profit was due to the revenue decline noted above coupled with a reduction in gross profit margin from 28.6% to 27.3% resulting from competitive pricing pressures and a change in business mix from higher margin retail accounts to national accounts.

Todays’ operating profit was $2.0 million in the third quarter of 2003, as compared to an operating loss of $2.9 million in the third quarter of 2002. This improvement of $4.9 million was primarily attributable to the reductions in restructuring expenses of $4.1 and operating expenses of $1.7 million, partially offset by reduced gross profit of $0.9 million due to declining revenues and gross profit margins.

Management Recruiters International (MRI)

The MRI operating segment recorded revenues of $13.0 million for the quarter ended September 30, 2003, a decrease of $9.6 million or 42.5%, as compared to the third quarter of 2002. The lower revenues were primarily attributable to the exit of the company-owned offices in the third quarter of 2002 and at the end of the second quarter of 2003. Additionally, royalty revenues declined in 2003 due principally to the overall soft employment market.

MRI’s gross profit of $8.3 million in the third quarter of 2003 was lower by $8.7 million or 51.5%, as compared to the third quarter of 2002. This reduction in gross profit was primarily due to the reduced revenue noted above, as well as an 11.7% decrease in gross profit margin from 74.8% to 63.1%. This decrease in gross profit margin was related to the exit of company-owned offices in 2002 and 2003, which was part of the strategy to move to franchise operations.

MRI’s operating profit was $0.9 million in the third quarter of 2003, as compared to an operating loss of $0.2 million in the third quarter of 2002. The improvement in operating profit of $1.1 million was primarily due to a $7.0 million reduction in operating and administrative expenses due to cost containment measures and the exit of company-owned offices in 2002 and 2003, restructuring expenses $1.5 million lower than last year and prior year asset disposal of $1.3 million, partially offset by lower gross profit of $8.7 million.

Corporate

In the three month period ended September 30, 2003, corporate expenses were $2.9 million compared to $4.7 million for the same period in 2002. The decline of $1.8 million or 38.3% was the result of the Plan noted above, continued fiscal discipline and lower restructuring expenses of $0.6 million.

Consolidated Results of Operations for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

The Company recorded consolidated revenues of $803.9 million in the first nine months of 2003, down $95.4 million or 10.6% as compared to the first nine months of 2002. This overall decline was primarily in PS due to the continued weak demand for engineering staffing this year and the exit of low margin accounts last year. Also contributing to this decline was MRI, which was impacted by ongoing sluggish hiring trends in 2003 and the exit of company-owned offices during 2002 and 2003. Partially offsetting these declines was strong revenue growth in AndersElite in PS and the chemical and industrial vertical in PM.

The Company’ s gross profit of $197.0 million in the first nine months of 2003 was lower by $37.1 million or 15.8%, as compared to the first nine months of 2002. This decline was primarily due to the lower sales volume noted above. Further, gross profit margin declined 150 basis points driven primarily by the exit of company-owned offices in MRI during 2002 and 2003, as well as some pricing adjustments and higher margin project delays in PM.

Operating and administrative expenses were $170.7 million in the first nine months of 2003, a decline of $52.7 million or 23.6% from the first nine months of 2002. This improvement was due to the Company’s lower cost structure resulting from the Plan and the lower sales volume in the first nine months of 2003. Included in this decline was a reduction in bad debt expense of $1.1 million as the result of the successful collection of exited lower margin accounts, primarily in the PS segment. During the third quarter, the Company implemented a new replacement policy for personal computers, which extends the useful life from three to four years. As a result of the new replacement policy, the Company prospectively reduced depreciation expense by $0.6 million. Partially offsetting these improvements, the Company incurred expenses of approximately $1.0 million in preparation for a customer contract in the engineering unit of its PM segment and to upgrade the technical infrastructure for its new West Virginia back-office. Included in operating and administrative expenses in the first nine months of 2002 were $7.5 million of event-driven charges primarily related to accelerated depreciation of both the Company’s impaired former enterprise resource planning system (“ERP”) and leasehold improvements in exited offices.

The Company recorded $0.1 of restructuring expenses in the first nine months of 2003, as compared to $12.6 million of restructuring expenses in the first nine months of 2002. The 2003 charge reflects $0.4 million of severances in connection with the Company’s new growth strategy and leadership consolidation plan, partially offset by a $0.3 million reduction of previously recorded provisions for operating lease obligations. The restructuring expenses last year included: $5.8 million for the termination of operating leases relating to the closure of approximately 75 offices, $3.5 million for severance for approximately 220 staff employees and $3.3 million for asset impairments.

In nine months ended September 30, 2002, the Company incurred a loss on the sale of company-owned offices in MRI in the amount of $1.3 million.

Operating profits were $26.2 million in the first nine months of 2003, as compared to an operating loss of $3.2 million in the first nine months of 2002. The significant improvement in operating profit of $29.4 million was due primarily to a reduction in operating and administrative expenses of $52.7 million, which more than offset the volume based decline in gross profit of $37.1 million, as well as lower restructuring expenses of $12.5 million and event-driven expenses of $1.2 million. Included in operating and administrative expenses in the first nine months of 2002 were $7.5 million of event-driven charges as noted above.

Net interest income was $0.8 million in the first nine months of 2003, as compared to net interest expense of $17,000 in the first nine months of 2002. The improvement is the result of an increase in invested funds.

The Company’s effective income tax rate for the nine months ended September 30, 2003 was 35.0% generally reflecting the Company’s annual effect tax rate of 36.0%. The annual effective tax rate for 2003 of 36.0% is 2.0% lower than the annual effective tax rate for 2002. The primary difference in anticipated tax rates reflects the favorable resolution of a prior year tax contingency of $0.7 million and a tax credit of $0.1 million. Fluctuations in quarterly tax rates in 2003 and 2002 reflect inter-quarter adjustments to arrive at the appropriate expected annual tax rate on a year-to-date basis.

Income from discontinued operations in the first nine months of 2002 was $0.4 million, which relates to the disposal of the Company’s subsidiary Modern Engineering, Inc. (“Modern”), that operated in the PM segment.

In connection with the implementation of SFAS 142 in 2002, the Company recorded an impairment charge of $21.4 million ($14.0 million after tax) for the write-off of goodwill. This charge is presented as a cumulative effect of accounting change in the Consolidated Statement of Earnings.

The Company’s net income per diluted share was $0.89 for the first nine months of 2003, as compared to a net loss per share of $0.81 in the first nine months of 2002.

Segment Results

Professional Services (PS)

The PS operating segment recorded revenues of $423.1 million for the nine months ended September 30, 2003, a decrease of $58.0 million or 12.0%, as compared to the first nine months of 2002. This overall decline was primarily due to the continued weak demand for engineering staffing and the planned exit of lower margin accounts during 2002. Partially offsetting this decline was strong revenue growth in the first nine months of 2003 in the UK based AndersElite business. AndersElite continues to experience strong demand in the construction business.

PS’ gross profit of $86.2 million in the first nine months of 2003 was lower by $7.7 million or 8.2%, as compared to the first nine months of 2002. This decline was due primarily to the lower sales volume noted above, partially offset by an increase in gross profit in AndersElite from higher sales and an improvement in gross profit margin from 19.5% to 20.4%, which was primarily due to the exit of lower margin accounts last year.

PS’ operating profit was $14.0 million in the first nine months of 2003, as compared to an operating profit of $2.9 million for the same period in 2002. The $11.1 million improvement was primarily due to a decline in operating and administrative expenses of $16.5 million, which more than offset the volume-based decline in gross profit of $7.7 million, as well as lower restructuring expenses of $2.3 million. Included in the $16.5 million improvement in operating and administrative expenses was a $1.1 million benefit from the reduction of bad debt expense this year due to the successful collection of exited lower margin accounts and a $5.7 million reduction for event-driven charges recorded last year.

Project Management Services (PM)

The PM operating segment recorded revenues of $230.8 million for the nine months ended September 30, 2003, a decrease of $5.1 million or 2.2%, as compared to the first nine months of 2002. The lower revenues were primarily attributable to project delays in the pharmaceutical vertical and reduced client spending in the aerospace and telecommunications verticals. These declines were significantly offset by a double-digit percentage increase in revenues in the chemical and industrial vertical.

PM’s gross profit of $52.9 million in the first nine months of 2003 was lower by $3.5 million or 6.2%, as compared to the first nine months of 2002. The lower gross profit was the result of delays in several high margin projects in the pharmaceutical vertical, as well as an unfavorable business mix associated with a project in the chemical and industrial vertical. These declines in gross profit were partially offset by improved margins in both aerospace and government services verticals as the Company continues to seek high-margin value added business.

PM’s operating profit was $13.2 million in the first nine months of 2003, as compared with an operating profit of $4.7 million in the first nine months of 2002. The $8.5 million improvement was primarily due to a decline in operating and administrative expenses of $8.1 million and lower restructuring expenses of $3.9 million, which more than offset the decline in gross profit of $3.5 million. Included in the $8.1 million of improvements in operating and administrative expenses were $1.6 million of event-driven charges recorded last year.

Todays Staffing (Todays)

The Todays’ operating segment recorded revenues of $105.1 million for the nine months ended September 30, 2003, a decrease of $9.4 million or 8.2% percent, as compared to the first nine months of 2002. The lower revenues reflect competitive pricing pressures, as well as the continued challenging economic environment in the United States. The demand for temporary clerical help is particularly dependent on the overall economic conditions.

Todays’ gross profit of $29.2 million in the first nine months of 2003 was lower by $2.9 million or 9.0%, as compared to the first nine months of 2002. The decreased gross profit was primarily due to the revenue decline discussed above and to a lesser degree a decrease in gross profit margin of 20 basis points resulting from competitive pricing pressures and a change in business mix from higher margin retail accounts to national accounts.

Todays’ operating profit was $5.5 million in the first nine months of 2003, as compared to an operating loss of $0.7 million in the first nine months of 2002. This improvement of $6.2 million was primarily attributable to the reduction of operating and administrative expenses of $5.0 million and lower restructuring expenses of $4.1 million, which more than offset the reduction in gross margin of $2.9 million. Included in the $5.0 million improvement in operating and administrative expenses was $0.2 million for an event-driven charge recorded last year.

Management Recruiters International (MRI)

The MRI operating segment recorded revenues of $44.8 million for the nine months ended September 30, 2003, a decrease of $23.0 million or 33.9%, as compared to the first nine months of 2002. The lower revenues were primarily attributable to the exit of the company-owned offices in the third quarter of 2002 and at the end of the second quarter of 2003. Additionally, royalty revenues declined in 2003 due principally to the overall soft employment market.

MRI’s gross profit of $28.7 million in the first nine months of 2003 was lower by $23.0 million or 44.5%, as compared to the first nine months of 2002. This decline in gross profit resulted from the reductions discussed above, which reduced the gross profit margin from 76.2% to 64.1%.

MRI’s operating profit was $3.5 million in the first nine months of 2003, as compared to an operating profit of $4.1 million in the first nine months of 2002. The reduction in operating profit of $0.6 million was primarily due to the reduction in gross profit of $22.9 million, substantially offset by a reduction in operating and administrative expenses of $19.6 million as well as lower restructuring expenses and asset disposal of $2.7 million.

Corporate

In the nine month period ended September 30, 2003, corporate expenses were $10.0 million compared to $14.1 million for the same period in 2002. The decline of $4.1 million or 29.1% was the result of the Plan noted above, as well as continued fiscal discipline and lower restructuring expenses of $0.7 million.

Liquidity and Capital Resources

The Company’s primary source of liquidity is its existing cash, cash equivalents and short-term investments, as well as cash provided by operations (primarily accounts receivable). Additionally, the Company also has significant untapped borrowing capacity. The Company’s financial condition continues to remain strong. At September 30, 2003, cash, cash equivalents and short-term investments totaled $59.7 million. On July 22, 2003, the Board of Directors declared a special dividend of $2.00 per share and a quarterly dividend of $.09 per share paid on August 19, 2003 to all shareholders of record as of August 5, 2003. Cash, cash equivalents and short-term investments decreased $39.9 million when compared to December 31, 2002, primarily due to the dividend payment, which totaled $40.7 million.

Cash flows from operations were $7.4 million and $67.2 million for the nine months ended September 30, 2003 and September 30, 2002, respectively. The $59.8 million decline in operating cash flows primarily reflects a deceleration in the collection of accounts receivable during 2003 compared to 2002. This deceleration is due to the wind down and exiting of lower margin customer accounts in 2002 coupled with successful collections experience from these exited customers during the nine months ended September 30, 2002. Also contributing to the decline in operating cash flows in 2003 was an increase in accounts receivables due, in part, to the implementation of a new accounting system in the third quarter of 2003 and the ramp-up of new customers during the year, who are also implementing new systems. The Company is actively addressing its working capital management on an ongoing basis. Contributing to cash flows during 2003 was the recovery of almost $6.0 million of previously paid income taxes, in contrast to tax payments of $3.0 million during the nine month period ended September 30, 2002.

Cash used in investing activities during the first nine months of 2003 was $11.2 million excluding the effects of net sales of short-term investments of $28.5 million. The proceeds from the sale of short-term investments were used primarily to fund the dividend payment described above. Investing activities primarily consisted of capital expenditures for software and leasehold improvements of $11.8 million. In the same period in 2002, excluding the purchase of a short-term investment of $15.1 million, cash used in investing activities was $9.6 million, primarily for capital expenditures.

Cash used in financing activities in 2003 and 2002, was $36.1 million and $5.2 million, respectively. The increase in cash used in financing activities was primarily the result of the $40.7 million dividend payment discussed above, partially offset by proceeds received from stock plans of $1.5 million and an increase in obligations not liquidated because of outstanding checks of $3.1 million.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 46 (“FIN 46”) – Consolidation of Variable Interest Entities an interpretation of ARB No. 51. FIN 46 applies to all variable interest entities created after January 31, 2003; for the first fiscal year or interim period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time the Company has no variable interest entities.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 (“SFAS 149”) – Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is applicable for: contracts entered into or modified after June 30, 2003; for hedging relationships designated after June 30, 2003; for provisions that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, apply in accordance with their respective effective dates; for paragraphs 7(a) and 23(a), apply to both existing contracts and new contracts entered into after June 30, 2003. The Company generally does not engage in hedging activities with respect to foreign operations except for isolated situations involving inter-company payments that have not been material. The effects of foreign currency exchange rate fluctuations have been immaterial.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (“SFAS 150”) – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards that require companies to classify certain financial instruments as liabilities that were previously classified as equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003. The remaining provisions of SFAS 150 are effective for all periods starting July 1, 2003. The Company has reviewed SFAS 150 and has determined there is no financial statement impact.

Forward-looking Information

The Company’s growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for temporary and permanent employees. Should the U.S. economy continue to decline, the Company’s operating performance could be adversely impacted. The Company believes that its fiscal discipline and strategic focus on targeted vertical markets provides some insulation from adverse trends. However, further declines in the economy could result in the need for future cost reductions or changes in strategy.

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

The Company’s exposure to interest rate changes is not significant. As of September 30, 2003, there were no bank borrowings and only immaterial amounts of other debt outstanding, none of which was variable rate debt. The Company’s investment in money market and other short-term instruments are primarily at variable rates.

Item 4.

CONTROLS AND PROCEDURES

The Company has conducted an evaluation of the effectiveness of its disclosure controls and procedures under the supervision of its Chief Executive Officer and its Chief Financial Officer as of September 30, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported upon in such reports within the time periods specified for their filing. It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute assurance, that the objectives of the control system will be met.

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.a	Amendment to Agreement Regarding Severance with Gregory L. Cowan, executed as of July 23, 2003.

31.a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the three month period ended September 30, 2003.

On July 23, 2003, the Company filed a report on Form 8-K. In accordance with SEC Release No. 33-8216, the information contained in Item 9 of that report was furnished pursuant to Item 12. Disclosure of Results of Operations and Financial Condition. Attached to that Form 8-K was the news release announcing the Company’s financial results for its second fiscal quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI CORP.

November 13, 2003	By: /s/ Jay G. Stuart

Jay G. Stuart
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Number	Exhibit

10.a	Amendment to Agreement Regarding Severance with Gregory L. Cowan, executed as of July 23, 2003.

31.a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.