Form 10-K
period 2003-12-31
CDI CORP
filed 2004-03-12
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2003

OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________TO________________

Commission file number	001-5519

CDI Corp.

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2394430

(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification Number)
organization)

1717 Arch Street, 35th Floor, Philadelphia, PA 19103-2768

(Address of principal executive offices)

Registrant’s telephone number, including area code	(215) 569-2200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common stock, $.10 par value	New York Stock Exchange

(Title of each class)	(Name of exchange on which registered)

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [  ]

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Indicate whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X]     No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange.

Common stock, $.10 par value	$316,044,257
Class B common stock, $.10 par value	Not applicable

The outstanding shares of each of the Registrant’s classes of common stock as of February 22, 2004 were:

Common stock, $.10 par value	19,593,302	shares
Class B common stock, $.10 par value	None

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2004 Annual Meeting are incorporated by reference in Part III.

TABLE OF CONTENTS

PAGE
Part I
Item 1	Business
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
Part II
Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9a	Controls and Procedures
PART III
Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Services
PART IV
Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Forward-looking Information

Certain information in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, “believes”, “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as the effects of, and changes in general economic conditions, competitive market pressures, material changes in demand from larger customers, availability of labor, the Company’s performance on contracts, changes in customers’ attitudes toward outsourcing, government policies or judicial decisions adverse to the staffing industry, and ability to successfully complete the implementation and integration of the Company’s vertical go-to-market strategy on a timely basis. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information. Certain other risk factors are discussed more fully under “Risk Factors” in Part I, Item 1 of this filing.

Item 1. BUSINESS

The Company — Overview

CDI Corp. (the “Company” or “CDI”) (NYSE: CDI) is a provider of engineering and information technology outsourcing solutions, professional services, specialized staffing and permanent placement services. CDI concentrates on several vertical markets, including aerospace, government services, information technology, life sciences, process and industrial and construction. The Company derives the majority of its revenues from Fortune 1000 companies serviced primarily in the United States. There was no single customer from whom the Company derived 10% or more of its consolidated revenues, during 2003, 2002 or 2001. All of the Company’s segments operate in highly competitive multi-billion dollar markets with no single competitor being dominant.

During 2003, the Company substantially completed its previously announced multi-phased plan to restructure and reorganize its operations, systems, and support infrastructure. The key elements of this Plan of Restructure (the “Plan”) included:

•	Reducing staff headcount by approximately 33 percent and operating offices by approximately 25 percent;

•	Reorganizing the business into four reporting segments: Professional Services (“PS”), Project Management (“PM”), Management Recruiters International (“MRI”) and Todays Staffing (“Todays”);

•	Exiting under-performing contracts and businesses;

•	Streamlining and simplifying core information systems; and

•	Consolidating back-office services.

As a result of the foregoing restructuring and reorganization efforts, the Company was able to reduce its fixed operating costs. This reduction has significantly lowered CDI’s breakeven point and provides enhanced economies of scale. Further, the Company has generated significant cash flows and was able to pay a special dividend of $2.00 per share to its shareholders in 2003.

The ability to recruit talent is a core competency for the Company. In PS, PM and Todays and, to a limited extent, MRI, personnel are recruited by the Company and assigned to work for customers at either customer locations or in the Company’s own offices. Such recruited personnel are employees of CDI. In some cases, the Company may assume risk with respect to the performance of its services and the acceptability of its employees to its customers.

Market Opportunity and Growth Strategy

CDI’s primary services are intended to meet the engineering and information technology solutions and professional staffing needs of a broad spectrum of Fortune 1000 customers. The Company is well positioned to benefit from business trends favoring outsourcing of non-core, highly skilled functions and operations. CDI offers a broad range of services from high-value engineering, design, consulting, information technology staffing and project management solutions, in addition to traditional staffing and permanent placement services. With this broad level of service offerings, CDI can address demand in the marketplace for more cost effective, single-source providers of engineering and information technology solutions, and professional staffing.

CDI’s growth strategy is to capitalize on its market position and core competencies in six key vertical markets: aerospace (commercial and military), government services (defense and federal information technology), information technology services, life sciences (pharmaceutical and biotechnology), process and industrial (chemical, oil, gas, power generation, telecommunications) and the United Kingdom infrastructure market (construction). Key elements of CDI’s strategy are:

Capture market share in key verticals and permanent placement business.

The Company is implementing a new business development organization in vertical markets to capture new accounts, enhance cross-selling and incremental business opportunities and secure long-term customer relationships. In addition, CDI is executing initiatives to improve productivity in two key revenue generating areas: recruiter productivity and account management. MRI, the Company’s permanent placement business, is expanding into new international markets such as Japan.

Continue to execute vertical strategy and deliver tailored products to customers.

The Company will remain focused on its six key vertical markets and leverage the experience of its industry specialists to provide tailored products to customers – offering project specific expertise or a cost effective, single-source, provider to fulfill their multiple needs.

Continue to increase skill and scale to enhance core capabilities and expand existing range of services.

The Company intends to pursue strategic acquisitions, when prudent, to increase scale, skill and service offerings to key verticals.

Reporting Segments

The following table sets forth (in thousands) the revenues and pre-tax earnings from continuing operations of the reporting segments of the Company and its consolidated subsidiaries during the years indicated and the assets attributable to each segment as of the end of each year.

	Years ended December 31,

	2003	2002	2001

Revenues:
Professional Services	$564,790	622,931	809,549
Project Management	302,902	311,256	352,210
Todays Staffing	135,746	149,387	193,666
Management Recruiters	56,876	85,901	103,167

	$1,060,314	1,169,475	1,458,592

Earnings (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change:
Operating profit (loss):
Professional Services	$19,799	6,880	(3,984)
Project Management	16,352	9,423	(10,957)
Todays Staffing	6,371	1,486	2,616
Management Recruiters	3,622	6,902	12,746
Corporate expenses	(12,951)	(17,990)	(23,448)

	33,193	6,701	(23,027)
Interest (income) expense, net	(1,053)	(115)	3,065

	$34,246	6,816	(26,092)

Assets:
Professional Services	$165,477	155,650	212,148
Project Management	84,362	89,996	120,032
Todays Staffing	40,495	44,779	50,171
Management Recruiters	37,838	38,934	47,247
Corporate	73,390	103,415	28,134
Assets of discontinued operations	—	—	14,840

	$401,562	432,774	472,572

During the second half of 2003, the Company initiated a new growth and business integration plan to more closely align the Company with the key vertical markets it serves. This growth strategy and integration plan is designed to better serve the Company’s customers, generate higher revenues and achieve greater operating efficiencies. As a result of this plan, in January 2004, the Company made certain organization and reporting changes in support of its vertical go-to-market strategy. The new organizational structure will have four reporting segments: Business Solutions, AndersElite, Todays Staffing and MRI. Management has realigned its PS and PM segments to form a new segment called Business Solutions. Business Solutions will focus on specific vertical markets – aerospace, government services, information technology services, life sciences, and process and industrial. AndersElite, previously part of the PS reporting segment, is a major provider of building and construction professionals on a permanent and temporary basis in the United Kingdom. Todays and MRI segments remain unchanged. Refer to Notes 17 and 18 of the Consolidated Financial Statements for information concerning the Company’s segments and new reporting structure.

The following segment discussion reflects the reporting structure of the Company as it existed in 2003.

Professional Services (“PS”)

Markets

PS offers information technology, engineering and technical staffing solutions to customers in targeted vertical markets, including:

•	Financial services,

•	Pharmaceuticals,

•	Industrials,

•	Information services and

•	Government.

The Company’s PS segment also includes AndersElite, a major provider of building and construction professionals on a permanent and temporary basis in the United Kingdom. Approximately 66 percent of the segment’s revenue is derived domestically with the balance coming from foreign operations.

Services

The segment’s service delivery is tailored to the unique needs of the customer. The most basic service is providing skilled professionals to work at a single customer location on a temporary or permanent basis. The segment’s highest value to customers is in the provision of customized managed staffing solutions, which may include serving as the lead recruiter among several vendors, the procurement of hundreds of professional employees across a broad geographic area, the provision of on-site management of staffing requirements and certain human resources functions and the utilization of web-based technology to support these functions.

In certain cases, the services of personnel (“supplier associates employees”) supplied by other staffing companies or contractors (“supplier associates”) are used to fulfill customer contract requirements. In these cases, the Company receives an administrative fee for arranging for, billing for and collecting the billings related to the supplier associates. Typically, the customer is responsible for assessing the work of the supplier associates, who have the responsibility for the performance acceptability of their personnel to the customer.

When providing staffing services the segment recruits and hires employees and provides these personnel to customers for assignments that domestically, on average, last approximately one year. The vast majority of these services are performed in the customers’ facilities (“in-customer”). Customers use the segment’s employees or supplier associates employees to meet peak period personnel needs, to fill in for employees who are ill or on vacation, to provide additional capabilities in times of expansion and change, and to work on projects requiring specialized skills.

When supplying staffing services the segment provides not only employees but may also manage all of the customer’s contract staffing needs, as well as certain human resource functions required to manage the customer’s contract workforce. When providing managed staffing services, the segment frequently establishes on-site offices at one or more of the customer’s facilities, staffs it with employees from the segment and ties that office into the segment’s business systems. Managed staffing services include the coordination of supplier associates employees assigned to the customer from other staffing companies. If desired, managed staff services utilizes web-based technology to help accelerate and streamline the procurement and management of contract employees and the coordination and supervision of supplier associates.

Customers

During the year ended December 31, 2003, PS provided services to approximately 3,600 customers worldwide. Historically, much of its business has been performed for large multi-national manufacturing, industrial and construction corporations, but the segment has continued to penetrate non-industrial fields such as financial services, pharmaceuticals, information services, and government. In 2003, one large industrial corporation comprised 10 percent of PS’ total revenues while the top 10 customers accounted for less than 27 percent of PS’s total revenues. Managed staffing services are concentrated among a small number of these customers, which tend to be among the largest U.S. and U.K. corporations.

Pricing

Pricing under substantially all contracts between PS and its customers is based on mark-ups on contractual rates of pay and agreed-upon fees for permanent placements. Contracts generally do not obligate the customer to pay for any fixed number of hours. Segment revenues are recorded on a gross basis as services are performed and associated costs have been incurred. The segment records an administrative fee as revenue when supplier associates are used. Generally the customer has the right to terminate the contract, usually on short notice. PS maintains the right to terminate its staffing employees at will.

Marketing

PS operates through a network of approximately 42 sales and recruiting offices located in major markets throughout the United States and 15 international offices that are primarily located in the U.K. and Canada. Marketing activities are conducted by divisional and regional management to ascertain opportunities in specific geographical areas. Each office assists in identifying the potential markets for services in its geographic area, and develops that market through personal contact with prospective and existing customers. Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of price, value-added services and prior performance. Many times customers grant multi-vendor contracts.

Recruitment

The ability of PS to find and hire employees with the capabilities required by customers is critical to its operations. Such personnel usually have prior experience in their area of expertise. During periods of high demand for specific skills, it is not uncommon for PS to experience pressure to pay higher wage rates or lose employees to competitors who will pay such rates in an attempt to attract personnel with the required skills. Similarly, wage rates typically decline in periods of lower demand for such skills. To assist in fulfilling its personnel needs, a computerized retrieval system facilitates the rapid selection of resumes on file so that customers’ requirements may be filled quickly.

Project Management (“PM”)

Markets

PM offers a wide range of project management, outsourcing services, and technical consulting services to customers in high technology and capital-intensive vertical markets such as:

•	Aerospace technologies,

•	Biotechnology,

•	Pharmaceuticals,

•	Chemical and specialty chemical,

•	Manufacturing and industrial, and

•	Government.

Substantially all of the segment’s revenue is derived from domestic operations.

Services

The segment provides high value-added engineering and consulting services and solutions to customers with contractual engagements that generally are more than a year in duration. These services include feasibility studies, turnaround management, validation services and technical publications. In addition, PM provides information technology outsourcing services such as infrastructure management, enterprise support services and technology advisory services.

PM’s services typically involve managing a discrete portion or portions of a customer’s capital project, including, but not limited to, preliminary or detailed plant design and construction management; validation and commissioning of a facility; and lifecycle support. To the extent such activities entail design and planning work, they are typically performed in-house. However, construction management, validation, commissioning and lifecycle support activities are generally performed on-site.

In providing information technology outsourcing services, this segment usually takes over a customer’s technical department, staffing the department with its employees, and managing the production of the department’s output. In most instances, the managed department is located on-site at the customer’s premises, but in some cases the customer may prefer an off-site location. In this case, this segment may need to maintain a stand-alone operation.

PM’s employees are on PM’s payroll and are subject to its administrative control. When services are performed in-house, PM generally provides supervision for employees, and may have increased responsibility for the performance of work that is generally monitored in conjunction with customer personnel. In addition, PM also provides technical staffing services on an in-customer basis. This segment is not reliant on supplier associates to any significant degree.

Customers

During the year ended December 31, 2003, PM provided services to approximately 220 customers. In 2003, one large multinational corporation comprised approximately 11% of PM’s total revenues. Customers and project locations are geographically dispersed.

Pricing

Pricing under the majority of contracts between PM and its customers is based on mark-ups on contractual hourly rates of pay, whereby revenues are recorded on a gross basis. Contracts generally do not obligate the customer to pay for any fixed number of hours. To a lesser extent, PM’s revenues are derived from fixed-price and outsourcing contracts. In these instances, the Company recognizes revenue using the percentage of completion method. Generally, the customer has the right to terminate the contract, usually on short notice. PM maintains the right to terminate its employees at will. Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of price, technological capability, value-added services, and prior performance.

Marketing

PM maintains approximately 25 offices across the United States and has 2 international offices. Marketing activities are conducted by divisional and regional management to ascertain opportunities for PM in specific vertical markets. Each office assists in identifying the potential markets and develops that market through personal contact with prospective and existing customers. Additionally, PM’s operating management stays abreast of emerging demand for services so that efforts can be expanded or redirected to take advantage of potential business in either established or new marketing areas.

Recruitment

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

Other

In mid-2002, the Company sold the net operating assets of its Modern Engineering, Inc. (“Modern”) subsidiary that operated within the PM segment. Modern provided technical staffing services to the automotive industry. Refer to Note 11 to the Consolidated Financial Statements for information concerning this discontinued operation.

Todays Staffing (“Todays”)

Markets

Todays provides temporary and permanent administrative, clerical, and legal staffing as well as managed staffing services through company-owned offices and a small number of franchised offices. The segment recruits and hires employees and provides these personnel to the customer. In managed staffing, the segment not only provides the employees but also manages the customer’s entire contract staffing needs. Most of the segment’s revenue is derived from the United States with the balance coming from Canada.

Services

Services are performed in customers’ facilities by Todays employees who are hired to work on customers’ projects. The period of assignment depends on the need for the skills of the individual employee and can range from several days to several months. The average assignment duration is approximately five weeks. At the end of an assignment, an employee is either reassigned within the current customer, assigned to perform services with another customer, or employment is terminated. Todays’ personnel are on Todays’ payroll and are subject to its administrative control. The customer retains supervisory control and responsibility for the performance of the employee’s services.

Todays also supports franchised offices and employs all of the temporary personnel, including those recruited by the franchised offices, and also bears the responsibility for billing services to customers. Franchisees are responsible for selling services to customers, recruiting temporary personnel and for administrative costs. The franchisee receives a portion of the gross profit on the franchised accounts.

Customers

Customers retain Todays to meet peak manpower needs, to temporarily replace personnel on vacation and to staff special projects. During the year ended December 31, 2003, these services were provided to approximately 3,500 customers. This segment focuses on small to medium-sized customers including banks, mortgage and insurance companies, investment companies, utilities, hospitals, law firms and universities, as well as larger national accounts. In 2003, no one customer exceeded 6% of total segment revenue.

Pricing

Pricing is based on mark-ups on contractual rates of pay, and arrangements with the customer generally do not obligate the customer to pay for any fixed number of hours. Segment revenues are recorded on a gross basis. Generally the customer has the right to terminate services, usually on short notice. Todays maintains the right to terminate its staffing employees at will.

Marketing

Todays operates through a network of approximately 79 sales and recruiting offices, with 69 offices in the United States, of which 7 are franchised, and 10 offices in Canada. Each office is responsible for determining the potential market for services in its geographic area and developing that market through personal contact with prospective and existing customers.

Recruitment

The ability of Todays to locate and hire personnel with customer-specific capabilities is critical to its operations.

Management Recruiters International (“MRI”)

Markets

MRI is a franchisor providing support services to its franchisees who engage in the search, recruitment and employment of management and sales personnel. MRI also provides temporary management and specialty staffing services.

Services/Customers/Pricing

Franchisees located in the U.S. pay an initial fee approximating $79,000 to acquire a franchise, while franchises located internationally pay an initial fee approximating $63,000. The fee is charged for establishing and bringing a new franchisee into the franchise system and for the franchisees participation in a comprehensive training program and providing office software and hardware. Franchisees also pay royalties based on a percentage of the franchisee’s placement fees. Franchisees benefit from MRI’s expertise in the business, from its Internet presence, national marketing and sales campaigns, public relations support and purchasing leverage. Franchisees also have the right to use MRI’s trade names, trademarks, the inter-office referral system, operating techniques, advertising materials, sales programs, video and live interactive training programs, computer programs, Internet and intranet systems, manuals and forms. MRI does not control the business operations of its franchisees.

Marketing

As of December 31, 2003, MRI had approximately 1,000 franchised offices providing services to both large and small employers in virtually all industries. There are approximately 800 offices located throughout the United States with approximately 200 offices located internationally. Support for MRI’s franchise network is provided by administrative offices in Cleveland, Ohio and Philadelphia, Pennsylvania for domestic operations, and in the U.K for international franchise operations. The broad geographic scope of operations enables franchisees to provide international recruiting and matching of employers with job candidates. The network utilizes an inter-office referral system on both national and regional levels, which enables offices to cooperate in fulfilling a customer’s requirements.

Recruitment

Employers commonly offer more than one company the opportunity to find qualified candidates for a position making competition for qualified individuals intense. Franchisees’ ability to obtain placements with employers is determined more on their ability to find qualified candidates than on their fee structure.

Other

In the latter part of 2001, management decided to divest MRI of its company-owned permanent placement offices. MRI exited a majority of such offices in 2002. In 2003, MRI signed a contract to exit the remaining company-owned offices. Refer to Note 15 to the Consolidated Financial Statements for information concerning these dispositions.

Other Information

Safeguards – Business, Disaster and Contingency Planning

CDI has a number of safeguards to protect the Company from various system-related risks. Given the significant amount of data generated in the Company’s key processes including recruiting, payroll and customer invoicing, CDI on a daily basis, has established redundant processing capability within the Company’s primary data center. This redundancy mitigates the risks related to hardware failure. Additionally, CDI has contracted with a third-party provider to restore its primary data center operations in the event of a disruption. Finally, the Company maintains site disaster plans for a majority of its operating offices as well as maintaining data back-up requirements throughout the Company.

Competition

All segments of the Company’s operations face competition in attracting both clients and high-quality specialized employment candidates. The temporary and permanent placement businesses are highly competitive, with limited barriers to entry. CDI competes in global, national and local markets with numerous temporary staffing and permanent placement companies. In many areas the local companies are the strongest competitors. In 2003, some of CDI’s largest competitors included Kelly Services, Inc., Adecco, S.A., Spherion Corporation, Volt Information Sciences, Inc., and Jacobs Engineering Group, Inc.

The most significant competitive factors in the temporary, project-based and permanent placement businesses are price and the reliability of service, both of which are often a function of the availability and quality of personnel. The Company believes it derives a competitive advantage from its long experience in and commitment to the specialized employment market, its national presence, and its various marketing activities.

Seasonality

The Company’s temporary, project-based and permanent staffing services operations are generally less active in the first and fourth quarters of a calendar year. This seasonality is due to customers’ plant closures, vacation and holiday schedules.

Employees

At December 31, 2003 the Company had approximately 16,600 employees. The Company believes that its relations with its employees are generally good.

Risk Factors

The Company’s business involves a number of risks, some of which are beyond its control. The risk and uncertainties described below are not the only ones the Company faces. Management believes that the most significant of these risks and uncertainties are as follows:

Economic Trends - The Company’s growth and earnings prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for temporary and permanent employees. The Company believes that its fiscal discipline and strategic focus on targeted vertical markets provides some insulation from adverse trends. However, further declines in the economy would adversely affect the Company’s operating performance and could result in the need for future cost reductions or changes in strategy.

Government Regulations - Changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing or tax requirements with respect to the provision of employment services that may reduce CDI’s future earnings. There can be no assurance that CDI would be able to increase the fees charged to its clients in a timely manner or in a sufficient amount to cover increased costs as a result of any of the foregoing.

Highly Competitive Business - The staffing services and outsourcing markets are highly competitive and have limited barriers to entry. CDI competes in global, national, regional and local markets with numerous temporary staffing and permanent placement companies. Price competition in the staffing industry is significant, particularly for the provision of office clerical and light industrial personnel, and pricing pressures from competitors and customers are increasing. In addition, there is increasing pressure on companies to outsource certain areas of their business to low cost offshore outsourcing firms. CDI expects that the level of competition will remain high in the future, which could limit CDI’s ability to maintain or increase its market share or profitability.

Dependence Upon Personnel - The Company’s operations depend on the continued efforts of its officers and executive management. The loss of key officers and members of executive management may cause a significant disruption to the Company’s business. CDI also depends on the performance and productivity of its local managers and field personnel. The Company’s ability to attract and retain new business is significantly affected by local relationships and the quality of service rendered. The loss of key managers and field personnel may also jeopardize existing client relationships with businesses that continue to use our services based upon past relationships with local managers and field personnel, which could cause future revenues to decline in that event.

Foreign Currency Fluctuations and Changes in Exchange Rates – The Company is exposed to risks associated with foreign currency fluctuations and changes in exchange rates. CDI’s exposure to foreign currency fluctuations relates to operations in foreign countries conducted through subsidiaries primarily in the United Kingdom and Canada. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as the carrying value of our investment in the net assets related to these operations. The Company generally does not engage in hedging activities with respect to foreign operations except for isolated situations involving inter-company payments that have not been material. The effects of foreign currency exchange fluctuations have been immaterial on CDI’s consolidated earnings.

Concentration of Stock Ownership – Certain of CDI’s Board of Directors, and trusts for which some of the Company’s directors serve as trustees, own, in the aggregate, a substantial portion of the Company’s outstanding common stock. By virtue of this stock ownership, such shareholders have the power to significantly influence CDI’s affairs and are able to influence the outcome of matters required to be submitted to shareholders for approval, including the election of members of the Board of Directors and the amendment of the Company’s Articles of Incorporation or Bylaws. Management cannot guarantee that such shareholders will not exercise influence over the Company in a manner detrimental to the interests of CDI’s other shareholders.

Integration of Acquisitions – The Company intends to seek acquisitions as an element of its growth strategy. The failure to successfully integrate any future acquisition may divert management’s attention from its core operations or could negatively affect the Company’s ability to timely meet the needs of its customers.

Data Center Capacity and Telecommunication Links - The Company’s ability to protect its data centers against damage from fire, power loss, telecommunications failure and other disasters is critical. In order to provide many of its services, CDI must be able to store, retrieve, process and manage large databases and periodically expand and upgrade its capabilities. Any damage to the Company’s data centers or any failure of the Company’s telecommunication links that interrupts its operations or results in an inadvertent loss of data could adversely affect CDI’s ability to meet its customers’ needs and their confidence in utilizing CDI for future services.

Access to Company Information

The Company electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy, information statements, and other information regarding issuers that file electronically.

CDI makes available, free of charge, through its website or by responding to requests addressed to the Company’s Vice President of Corporate Communications, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed by the Company with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act, as amended. This report is available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. CDI’s website address is: “http://www.cdicorp.com”. CDI posts its audit committee, compensation committee, and governance and nominating committee charters, corporate governance guidelines, and code of ethics on the Company’s website. The information contained on the Company’s website, or on other websites linked to the Company’s website, is not part of this document.

Item 2. PROPERTIES

The Company presently maintains its principal executive offices at 1717 Arch Street, Philadelphia, Pennsylvania 19103 in approximately 21,300 square feet of leased office space under a sublease expiring in 2005. The Company also maintains corporate offices at 1801 Market Street, Philadelphia, Pennsylvania 19103 in approximately 65,000 square feet of leased office space expiring in 2006. During 2003, CDI’s shared services center was transitioned from Philadelphia to Charleston, West Virginia.

The Company has closed or sold approximately 100 operating sites since 2001, primarily in the United States, as a result of its restructuring and cost reduction efforts. Many of these facilities are under non-cancelable operating leases. Accordingly, the Company has negotiated lease buy-outs or subleases to minimize the cash outflow requirements. In connection with the Company’s office closings, reserves were established to reflect the net estimated future cash outlays related to closed office leases. Actual future cash outlays could exceed these reserves in the event of sublease defaults. Refer to Note 14 to Consolidated Financial Statements for further information concerning operating lease obligations and related sublease arrangements.

As part of the Company’s restructuring and reorganization efforts, some of the Company’s offices accommodate more than one operating segment. In such cases, square-foot usage is allocated among the segments based on planned utilization.

Each reporting segment has numerous active facilities and locations under operating lease agreements. Most of the leased space is devoted to sales, marketing and administrative functions, in-house services, and back-office functions. These facilities are leased under terms generally extending up to five years.

Item 3. LEGAL PROCEEDINGS

     Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

CDI’s common shares are traded on the New York Stock Exchange (trading symbol “CDI”). The following table sets forth the high and low quarterly sales prices of the Company’s common shares during the two most recent years (all as reported by The Wall Street Journal).

	2003		2002

	High	Low	High	Low

First quarter	$27.70	20.90	23.78	18.58
Second quarter	27.99	22.25	32.55	22.06
Third quarter	28.15	23.74	32.49	22.90
Fourth quarter	34.60	27.78	29.30	23.43

Shareholders

Shareholders of record on February 23, 2004 numbered 483. This number counts each street name account as only one shareholder, when, in fact, such an account may represent multiple owners. Taking into account such multiple owners, the total number of shareholders on February 23, 2004 approximated 3,500.

Dividends

On August 19, 2003, the Company paid a special dividend of $2.00 per share and a dividend of $0.09 per share, with a total of $40.7 million being distributed to shareholders on that date. On November 18, 2003, the Company paid a dividend of $0.09 per share, with a total of $1.7 million being distributed to shareholders on that date. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition, capital requirements, and other factors.

Sales of unregistered securities

On October 1, 2001 and November 13, 2001, the Company issued a total of 40,000 restricted shares of the Company’s common stock to Roger H. Ballou, the Company’s Chief Executive Officer, as part of an arrangement made to induce Mr. Ballou to join the Company. These shares were issued in consideration for services performed or to be performed by the recipient. The issuance was made in reliance on the exemption from registration found in section 4(2) of the Securities Act of 1933.

Item 6. SELECTED FINANCIAL DATA

The following is selected financial data derived from the Company’s audited Consolidated Financial Statements for each of the last five years. The data should be read in conjunction with the Company’s Consolidated Financial Statements (and related notes) appearing elsewhere in this report and with Item 7 of this report. The data presented below is in thousands, except for per share data.

	2003	2002	2001	2000	1999

Earnings Data:
Revenues	$1,060,314	1,169,475	1,458,592	1,675,455	1,552,831

Earnings (loss) from continuing operations before cumulative effect of accounting change	$22,546	4,082	(16,704)	28,811	45,514
Discontinued operations	—	527	1,094	4,192	6,933
Cumulative effect of accounting change, net of tax	—	(13,968)	—	—	—

Net earnings (loss)	$22,546	(9,359)	(15,610)	33,003	52,447

Basic earnings (loss)
Per share:
Earnings (loss) from continuing operations	$1.16	0.21	(0.88)	1.51	2.39
Discontinued operations	$—	0.03	0.06	0.22	0.36
Cumulative effect of accounting change	$—	(0.73)	—	—	—
Net earnings (loss)	$1.16	(0.49)	(0.82)	1.73	2.76
Diluted earnings (loss)
Per share:
Earnings (loss) from continuing operations	$1.14	0.21	(0.88)	1.51	2.38
Discontinued operations	$—	0.03	0.06	0.22	0.36
Cumulative effect of accounting change	$—	(0.71)	—	—	—
Net earnings (loss)	$1.14	(0.48)	(0.82)	1.73	2.74
Cash dividends declared per common share	$2.18	—	—	—	—
Balance Sheet Data:
Total assets	$401,562	432,774	472,572	572,029	531,680
Long-term debt (including current portion)	$—	—	7,913	49,623	65,651
Shareholders’ equity	$297,351	307,801	310,650	325,795	293,844

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Economic and Industry-wide Factors Relevant to CDI:

CDI participates in an industry that is cyclical in nature and extremely sensitive to economic changes in the markets where its operations are conducted. The Company’s revenue growth is largely dependent on capital spending by customers and job growth. In 2003, capital spending by customers in CDI’s key vertical markets declined significantly. The Company’s PS and PM segments were particularly impacted by this contraction. Capital spending in the process and industrial, aerospace, and information technology vertical markets declined significantly and impacted CDI’s ability to grow its revenue base during 2003. In addition, during 2003 customers postponed the hiring of both permanent and temporary workers, which adversely impacted CDI’s Todays and MRI segments.

CDI relies growth in the economy to fuel its growth. Some of the economic indicators used to gauge demand and develop forecasts, budgets and make capital deployment decisions include: U.S. GDP forecasts, capital spending forecasts in such industries and sectors as process and power, information technology, aerospace and government services, and changes in energy costs.

During the first half of 2003, there were sporadic and even conflicting indicators that made it difficult to assess whether the U.S. economy was truly improving or if job growth was sustainable. In the second half of 2003, while the overall U.S. economy showed clear signs of recovery, the GDP growth did not translate into job growth or increased capital spending. As a result, CDI did not experience an increase in its U.S. based businesses. Management believes there are several factors contributing to the Company’s lack of revenue growth in 2003. These are:

•	To the extent there was job growth in 2003, CDI believes the majority of such growth may have been in the lower-level skill sets such as the light industrial labor market. As a result of CDI’s restructuring efforts over the past two years, the Company no longer has a meaningful presence in this portion of the staffing market.

•	Capital spending, a key driver of demand in many of the vertical markets in which the Company participates, has been very sluggish in the Company’s key verticals.

•	CDI has implemented aggressive restructuring and business realignment efforts. An integral part of these efforts has been the recruiting, hiring and promotion of new executives into key roles. Management believes the Company will benefit from these initiatives, once these executives are fully integrated.

Historically, during the early stages of an economic recovery, companies are quite cautious in ramping up major capital spending programs and hiring personnel to handle forecasted new demand. Therefore, in the early stages of a recovery, companies will utilize temporary employees to augment their headcount requirements. Historically, PS and Todays segments were considered “leading indicators” of demand during the early stages of recovery. So far, the 2003 economic upturn has not translated into increased order flow. Management anticipates that it will take 3 to 6 months into 2004 for CDI’s business to see the revenue growth normally associated with an economic upturn. Later, as companies gain more confidence that a recovery is underway, management expects to see more demand for permanent placement services and, therefore, increases in MRI’s revenue base. During these latter stages of a recovery, CDI would experience the profit leverage inherent in its permanent placement business where margins are substantially greater than those available in staffing or project-outsourcing services.

As noted above, CDI has seen only limited indications of a recovery based on revenue trends throughout 2003. A prolonged “jobless recovery” and anemic capital spending in 2004 would further impede revenue growth.

Revenue and Cash Generation:

CDI generates the majority of its revenues and resultant cash flows from several activities as outlined below:

•	Project management, technical engineering and information technology outsourcing services to facilitate customers’ efforts to reduce costs and or support important growth initiatives

•	Temporary staffing to meet customers’ demand for temporary staff augmentation

•	Permanent placement activities including initial franchise fees and ongoing franchise royalties

Payrolls for billable employees are typically paid weekly and revenues for temporary staffing are recognized coincident with the payroll cycle. This schedule applies to the majority of CDI’s technical engineering business as well. In some cases, CDI provides technical engineering services under fixed-price contracts. Revenue recognition for fixed-price contracts is determined under the percentage-of-completion method. Revenue recognition for fixed-price outsourcing services contracts is recognized evenly over the contractual period. Customers are invoiced weekly, semi-monthly, or monthly for staffing services. Projects under fixed-price contracts are invoiced when specific milestones are met or based on a periodic schedule. Customers are typically invoiced for outsourcing services contracts on a monthly basis.

MRI generates revenues and cash flows from the expansion of its global franchise organization and from the collection of royalties as its franchisees collect cash from their customers for permanent placement services.

CDI’s Business Structure:

Historically, CDI has organized and managed its operations based on the technical nature of services performed or the characteristics of customer contracts. Management believes that this form of business alignment is no longer optimal because many of our customers are increasingly looking to consolidate vendors and have a broader array of services offered by a smaller number of vendors with a uniform single point-of-contact.

Accordingly, during the latter part of 2003, CDI management initiated a plan to realign the service capabilities of the Company along targeted customer verticals and to provide the array of services needed under a more consolidated management structure. Effective January 1, 2004 the Company implemented this new go-to-market strategy. This new strategy is designed to leverage CDI’s broad service capabilities to targeted vertical markets. Coincident with this change, the leadership structure of the verticals was consolidated. CDI will begin managing and reporting its results consistent with the new structure beginning in 2004. Refer to notes 17 and 18 to the Company’s Consolidated Financial Statements for further information about this internal reorganization.

Significant Opportunities, Challenges, and Risks:

CDI believes that its newly integrated vertical go-to-market strategy should improve revenue opportunities in a more robust capital spending and hiring environment. The success of this strategy is dependant on the Company’s ability to leverage its broad and integrated services offerings to its customers. In addition, during periods of growth, management must continue to focus on leveraging its existing infrastructure, maintaining cost discipline and strong control over its contracting processes and management of its working capital.

Another key opportunity for CDI is to leverage its recruiting capabilities. Management believes that substantial increases in recruiter productivity can be achieved through process re-engineering and consistent application of technology across the organization. The ability to fill open positions timely and manage the Company’s human capital in an efficient manner is important to the Company’s long-term performance.

Continued job growth should also benefit CDI’s permanent placement business, which traditionally lags an economic recovery. MRI continues its global expansion into new markets and given its profitable history during sustained economic growth, there is considerable upside potential. Ensuring that the MRI franchisee community is ready to take advantage of an upturn in the economy is also important to the Company’s growth.

The Company is subject to many risks inherent to the industry. The most significant risk is the aforementioned dependency on a robust economy to fuel the Company’s revenue growth. In addition, price competition, particularly for temporary office and clerical assignments, have increased throughout 2003. Management does not expect competitive pressures to lessen in the foreseeable future, which could limit the Company’s ability to grow organically.

Refer to the Risk Factors in Item 1 of this report for further information regarding risk.

Three-year Financial Overview

Key Financial Trends:

The table that follows presents a three-year trend of key performance indicators management focuses on in managing the Company:

(dollars in millions)	2003	2002	2001

Revenues	$1,060.3	$1,169.5	$1,458.6
Gross profit as a percent of revenues	24.2%	26.1%	25.2%
Operating and administrative costs	$223.8	$284.3	$368.1
Operating and administrative costs as a percent of revenues	21.1%	24.3%	25.2%
Cash, cash equivalents, and short-term investments	$72.8	$99.6	$26.3
Cash flow from operations	$23.0	$83.9	$98.8
Return on equity (1)	7.5%	1.3%	(5.2)%

(1)	Continuing earnings (loss) divided by average shareholders’ equity

In October 2001, CDI hired a new Chief Executive Officer who launched a multi-phased plan to restructure the Company for sustainable profitable growth. The initial phase of the plan focused on implementation of a more operationally efficient and financially disciplined business model. This required the exiting of lower-margin customer contracts, the re-deployment of assets to support higher-margin businesses and the lowering of the Company’s breakeven point through structural cost reductions. These measures extended to all segments of the Company and were substantially completed during 2003.

Approximately 50% of the revenue reduction noted over the past three years is attributable to the above referenced exit of lower-margin contracts throughout 2002. The remaining portion of the revenue decline is primarily attributable to the struggling economy over the past two plus years, which impacted all of CDI’s lines of business, as well as the sale of MRI’s company-owned permanent placement offices. While the reduction of lower-margin business did improve CDI’s gross profit margins, particularly in 2002, the decline in MRI’s high margin permanent placement revenues and the sale of MRI’s company-owned offices were the primary causes of the decline in gross profit margins in 2003.

The impact of the contraction in revenue and related gross profit margins was more than offset in 2002 and 2003 by substantial reductions in costs from the Company’s restructuring program. Beginning in 2001, CDI reduced its fixed costs for systems and back-office support, realigned its business structure, reduced redundant staffs and office facilities and imposed strict cost discipline throughout the organization. As a result, operating and administrative costs have declined 39.2% over the last three years and constitute approximately 21.1% of 2003 consolidated revenues compared to 25.2% of consolidated revenues in 2001.

Over the past three years, CDI has been successful in reducing its accounts receivable balances and has generated $205.7 million in cash flow from operations. During this time period, CDI eliminated all debt and funded its operations from internal cash generation. In addition, the Company was able to pay dividends during the second half of 2003 aggregating $42.4 million while still maintaining a strong level of cash, cash equivalents and short-term investments to fund potential growth.

Consolidated Results of Operations
2003 versus 2002

The following table presents year-over-year changes in revenues, gross profit, and operating profit from 2002 to 2003:

		Percentage	Gross	Percentage	Operating
(in millions)	Revenue	Change	Profit	Change	Profit

2002	$1,169.5		$304.8		$6.7
PS	(58.1)	(9.3)%	(9.7)	(7.8)%	12.9
PM	(8.4)	(2.7)	(6.5)	(8.6)	6.9
Todays	(13.6)	(9.1)	(4.2)	(10.0)	4.9
MRI	(29.1)	(33.8)	(27.6)	(43.1)	(3.3)
Corporate	—	—	—	—	5.1

2003	$1,060.3	(9.3)%	$256.8	(15.7)%	$33.2

Consolidated revenues for 2003 were $1,060.3 million, compared to $1,169.5 million in 2002. Revenues decreased in each of the Company’s four segments. The $109.2 million or 9.3% decrease in revenues was due primarily to the sluggish U.S. economy during 2003 and the planned exit of lower-margin accounts in 2002. As a result, a large number of CDI’s customers reduced their capital spending and staffing levels in 2003, which created weak demand for engineering staffing and permanent and temporary services. Also contributing to the decline in revenue was the exiting of company-owned offices within MRI in 2002 and 2003 and to pricing pressures within the PS and Todays segments. Partially offsetting these declines was strong revenue growth in AndersElite in PS and the chemical and industrial vertical in PM. AndersElite is a major provider of building and construction professionals on a permanent and temporary basis in the United Kingdom. Management does not expect competitive pressures to lessen for the foreseeable future.

The Company’s consolidated gross profit of $256.8 million was 15.7% lower than 2002, due largely to lower sales volume, as well as to a decrease in gross profit margins from 26.1% in 2002 to 24.2% in 2003. This gross profit margin decrease was driven principally by the exit of company-owned offices in MRI, which historically had higher margins, as well as to growth in lower margin staffing project work and shrinkage in higher margin project business within the PS and PM segments.

Operating and administrative expenses of $223.8 million decreased $60.5 million or 21.3% from last year. This improvement was due primarily to the Company’s lower cost structure resulting from the Plan of Restructure substantially completed in 2003 as well as to lower sales volume. Also included in this decline were reductions in bad debt expense of $1.4 million as the result of better than expected collection of exited lower margin accounts, primarily in the PS segment, and the implementation in the third quarter of 2003 of a new replacement policy for personal computers, which extended the useful life of these assets from three to four years. As a result of the change in useful lives, depreciation expense in 2003 was $1.0 million lower than in 2002. Included in operating and administrative expenses in 2002 were $7.5 million of event-driven charges primarily related to the accelerated depreciation of both the Company’s impaired former enterprise resource planning system and leasehold improvements of exited offices.

Operating profit for 2003 was $33.2 million, a $26.5 million increase over 2002. The significant improvement in operating profit was due largely to the reduction in operating and administrative expenses of $60.5 million, which more than offset the volume-based decline in gross profit of $48.0 million, as well as lower restructuring expense of $12.7 million and a loss from the sale of assets of $1.3 million in 2002. Included in operating and administrative expenses in 2002 were $7.5 million of event-driven charges noted above.

Net interest income was $1.1 million in 2003 as compared to net interest income of $0.1 million in 2002. This increase is the result of increased invested funds.

The Company’s effective income tax rate for continuing operations decreased from 38.1% in 2002 to 34.2% in 2003. The reduction in the effective tax rate relates primarily to favorable resolutions of prior years’ tax exposures. Refer to Note 10 to the Consolidated Financial Statements for further information concerning the Company’s income taxes.

Net earnings per diluted share were $1.14 in 2003 compared to a net loss per diluted share of $0.48 in 2002.

Segment Discussion

Professional Services (“PS”)

PS’ revenues of $564.8 million decreased $58.1 million or 9.3% in 2003 compared to 2002. This revenue decline was largely attributable to the continued weak demand for engineering staffing, the planned exit of lower margin accounts during 2002 and strong pricing pressures within the information technology vertical, partially offset by strong revenue growth in the U.K. based AndersElite business. AndersElite continues to experience strong demand in professional services in the construction trades.

Gross profit of $114.1 million in 2003 decreased $9.7 million or 7.8% as compared to $123.8 million in 2002. This decline in gross profit was primarily due to the lower revenues noted above, partially offset by improvement in the gross profit margin from 19.9% to 20.2%, which was due to the exit of lower margin accounts in 2002.

PS’ operating profit was $19.8 million in 2003 as compared to $6.9 million in 2002. This $12.9 million increase in operating profit was due principally to a $20.0 million improvement in operating and administrative expenses, which more than offset the volume-based decline in gross profit of $9.7 million, as well as lower restructuring expenses of $2.6 million. Included in the $20.0 million improvement in operating and administrative expenses was a $1.4 million reduction in bad debt expense in 2003 and a $5.7 million reduction of event-driven charges recorded in 2002.

Project Management Services (“PM”)

PM’s revenues of $302.9 million in 2003 decreased $8.4 million or 2.7% compared to 2002. The lower revenues were primarily attributable to reduced capital spending by customers in the aerospace and telecommunications verticals, as well as customer project delays in the pharmaceutical vertical. These declines were significantly offset by a strong performance in the chemical and industrial vertical due to additions of new customer accounts.

PM’s gross profit was $68.9 million in 2003 as compared to $75.4 million in 2002. The decline of $6.5 million or 8.6% in 2003 gross profit was principally due to a reduction in gross profit margin from 24.2% to 22.8% resulting from delays in several high margin projects in the pharmaceutical vertical as well as to growth in lower margin staffing work and shrinkage in higher margin project business within the chemical and industrial vertical. These declines in gross profit were partially offset by improved margins in both the aerospace and government services verticals as the Company continues to seek high-margin value added business.

PM’s operating profit was $16.3 million in 2003 as compared to $9.4 million in 2002. The $6.9 million improvement was primarily due to a reduction in operating and administrative expenses of $9.6 million and lower restructuring expenses of $3.8 million, which more than offset the decline in gross profit of $6.5 million. Included in the $9.6 million of improvement in operating and administrative expenses were $1.6 million of event-driven charges recorded in 2002.

Todays Staffing (“Todays”)

Todays’ revenues of $135.7 million in 2003 decreased $13.6 million or 9.1% from last year. The lower revenue was due to continued strong competitive pricing pressures and a continued challenging economic environment in the United States. The demand for temporary clerical help is particularly dependent on overall economic conditions.

Todays’ gross profit of $37.3 in 2003 was lower by $4.2 million or 10.0% as compared to 2002. The decreased gross profit was primarily due to the revenue decline discussed above and to a lesser extent to a decrease in gross profit margin of 30 basis points resulting from competitive pricing pressures and a change in the business mix from higher margin retail accounts to lower margin national accounts.

Todays’ operating profit was $6.4 million in 2003 as compared to $1.5 million in 2002. This improvement of $4.9 million was largely attributable to the reduction in operating and administrative expenses of $4.9 million and lower restructuring expenses of $4.2 million, which more than offset the reduction in gross profit of $4.2 million. Included in the $4.9 million improvement in operating and administrative expenses was $0.2 million for an event-driven charge recorded in 2002.

Management Recruiters International (“MRI”)

MRI’s revenues of $56.9 million in 2003 declined $29.1 million or 33.8% as compared to 2002. The decrease in revenue was primarily attributable to the exit of the company-owned permanent placement offices in 2002 and 2003. In addition, franchise royalty revenue declined in 2003 due principally to the overall soft employment market.

MRI’s gross profit of $36.4 million in 2003 was lower by $27.6 million or 43.1% as compared to 2002. This decline in gross profit resulted from the exiting of company-owned offices discussed above, which also reduced the gross profit margin from 74.6% to 64.1%.

MRI’s operating profit was $3.6 million in 2003 as compared to $6.9 million in 2002. The reduction of $3.3 million in operating profit was primarily due to the decline in gross profit of $27.6 million. This decline in gross profit was significantly offset by lower operating and administrative expenses of $24.3 million. Included in the $24.3 million improvement was $1.5 million of restructuring charges and $1.3 million from loss on sale of assets in 2002.

Corporate

Corporate expenses totaled $12.9 million in 2003 as compared to $18.0 million in 2002. The reduction of $5.1 million in corporate expenses was the result of the Plan of Restructure noted above, as well as to continued spending discipline. Included in the $5.1 million improvement was $0.6 million of restructuring charges in 2002.

Consolidated Results of Operations
2002 versus 2001

The following table presents year-over-year changes in revenues, gross profits, and operating profit from 2001 to 2002.

		Percentage	Gross	Percentage	Operating
(in millions)	Revenue	Change	Profit	Change	Profit

2001	$1,458.6		$367.0		$(23.0)
PS	(186.6)	(23.1)%	(25.4)	(17.0)%	10.8
PM	(40.9)	(11.6)	(3.4)	(4.3)	20.4
Todays	(44.3)	(22.9)	(11.4)	(21.7)	(1.1)
MRI	(17.3)	(16.8)	(22.0)	(25.6)	(5.8)
Corporate	—	—	—	—	5.4

2002	$1,169.5	(19.8)%	$304.8	(17.0)%	$6.7

The Company recorded consolidated revenues of $1,169.5 million in 2002, down $289.1 million or 19.8% from 2001, as each operating segment reported lower revenues. This decline was principally attributable to the following three items: 1) the decision to exit lower-margin contracts primarily in the PS segment; 2) the sale of the company-owned offices in MRI; and 3) the dramatic decline in telecommunications work that was part of the PM segment. The remaining decline was due to the weak business climate in the U.S. economy, particularly in the information technology sector within PS and in the Todays segment. However, AndersElite in the U.K., which operates in the PS segment, experienced strong growth in 2002.

The Company’s gross profit of $304.8 million in 2002 was lower by $62.2 million or 17.0% as compared to 2001, primarily due to lower sales volume, partially offset by the consolidated gross profit margin increase from

25.2% in 2001 to 26.1% in 2002. This margin improvement reflects the shift from lower-margin contracts to higher-margin and longer-cycle assignments. With the exception of MRI, all operating segments showed improved gross profit margins in 2002 as compared to 2001.

In 2002, operating and administrative expenses of $284.3 million were $83.8 million or 22.8% lower than operating and administrative expenses incurred in 2001. This reduction was directly attributable to savings from the aforementioned Plan of Restructure and other actions taken to reduce personnel requirements, office locations, and systems infrastructure as well as declines in revenue and enhanced financial discipline. Finally, operating expenses in 2001 included $5.7 million of goodwill amortization.

As previously discussed, beginning in 2001, the Company instituted a multi-phased Plan of Restructure. The first phase of the Plan resulted in a pre-tax charge in 2001 of $22.0 million. Follow-up phases of the Plan resulted in pre-tax charges of $12.6 million in 2002.

In the third quarter of 2002, the Company recorded a loss on the sale of its MRI company-owned permanent placement offices of $1.3 million. This transaction was completed to focus MRI’s resources on its franchise operations.

Operating profit for the year ended 2002 was $6.7 million, a $29.7 million improvement over 2001. The significant decline in gross profit of $62.2 million was more than offset by significant reductions in the Company’s operating and administrative expenses of $83.8 million. In addition, restructuring provisions were $9.4 million lower in 2002, which were partially offset by a loss of $1.3 million on the sale of its MRI company-owned permanent placement offices.

Net interest income was $0.1 million in 2002 as compared to net interest expense of $3.1 million in 2001. This was due to the elimination of all bank borrowings, as well as interest income from invested cash.

The Company’s effective income tax rate was 38.1% in 2002 and 37.5% in 2001.

In June 2002, the Company sold the net operating assets of its subsidiary Modern Engineering, Inc. (“Modern”), which operated in its PM operating segment. Modern is reflected as a discontinued operation in the accompanying financial statements.

In 2002, the Company recorded impairment charges of $21.4 million, ($14.0 million after-tax) for the write-off of goodwill. These charges primarily related to a former acquisition in the PS segment, and are presented as a change in accounting as of January 1, 2002, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

The Company’s net loss per diluted share in 2002 was $0.48 compared to a net loss per diluted share of $0.82 in 2001.

Segment Discussion

Professional Services (“PS”)

PS’ revenues of $622.9 million decreased $186.6 million in 2002 or 23.1% compared to 2001. A significant reason for this segment’s year-over-year decline in revenue was the exit of certain lower-margin contracts as part of the Company’s previously described Plan of Restructure. The remaining decline was related to softening demand in both technical services and information technology sectors, a weakening economy, offshore competition, and pricing pressures particularly within the information technology sector. Partially offsetting this revenue trend in 2002, was strong revenue improvement in the U.K. operations of AndersElite. AndersElite’s market, professional services in the construction trades, has remained largely immune to the general declines in the U.K. staffing market.

PS’ operating profit was $6.9 million in 2002 compared to an operating loss of $4.0 million in 2001. The most significant factor in this improvement was the reduction in operating and administrative expenses of approximately $27.1 million that resulted from restructuring efforts in 2002. In addition, improved segment performance was due to lower restructuring charges in 2002 of $9.1 million. Partially offsetting these improvements in operating profit was a $25.3 million reduction in gross profit. This decline in gross profit was comprised of a $34.4 million decline related to the fall-off in revenue, partially offset by a $9.1 million improvement in the gross profit margin. This segment’s gross profit margin improved 150 basis points on a year-over-year basis due primarily to having exited very low margin business during the first half of 2002. In 2001, goodwill amortization was approximately $1.9 million.

Project Management (“PM”)

PM’s revenues of $311.3 million in 2002 decreased $40.9 million or 11.6% compared to 2001. This segment includes the telecommunications sector, which experienced significant revenue declines due to the dramatic issues that faced that industry. Excluding the impact of the telecommunications business fall-off, the PM segment experienced 5.6% revenue growth year-over-year.

PM’s operating profit was $9.4 million in 2002 compared to an operating loss of $11.0 million in 2001. Several factors contributed to the improvement in 2002 operating profit. The most significant factor in this improvement in profitability was the reduction in operating and administrative expenses of $20.7 million, primarily as a result of restructuring efforts implemented in early 2002. In addition, reductions in restructuring provisions of $3.1 million further improved the operating results. PM’s year-over-year gross profit declined $3.4 million. This decline was comprised of $9.2 million related to reduction in revenue, which was substantially offset by a $5.8 million improvement in gross profit margin. PM’s gross profit margin performance improved by 180 basis points, on a year-over-year basis, due to PM’s focus on high-margin value-added business particularly within the pharmaceuticals vertical. In 2001, goodwill amortization was approximately $0.8 million.

Todays Staffing (“Todays”)

Todays’ revenues of $149.4 million in 2002 decreased $44.3 million or 22.9% compared to 2001. Todays’ volume of business declined steadily throughout 2002 and 2001. The primary factors that contributed to Todays’ revenue declines were the softening of the U.S. economy and severe competitive pressures on pricing that resulted in lost customers.

Todays’ operating profit was $1.5 million as compared to $2.6 million in 2001. The restructuring and cost-saving initiatives in 2002 and 2001 resulted in a reduction in operating and administrative expenses of $13.8 million compared to 2001, which was partially offset by an increase in restructuring provisions of $3.4 million. These actions resulted in a lower fixed cost base. These savings were offset by an $11.5 million reduction in gross profit that was primarily attributable to the revenue decline noted above. Gross profit margins were relatively comparable year-over-year. In 2001, goodwill amortization was approximately $1.7 million.

Management Recruiters (“MRI”)

MRI’s revenues of $85.9 million in 2002 decreased $17.3 million or 16.8% compared to 2001, primarily as the result of a sluggish economy, which reduced demand for its services. Also contributing to the revenue decline was the sale of company-owned permanent placement offices that were sold in the third quarter of 2002. The overall decline in revenue was experienced in both MRI’s company-owned offices and its franchised locations.

Operating profit in 2002 was $6.9 million as compared to $12.7 million in 2001. The lower operating profit in 2002 was primarily due to the reduction in revenues, which were partially offset by the elimination of goodwill amortization. In 2001, goodwill amortization was approximately $1.3 million.

Corporate

Corporate expenses totaled $18.0 million in 2002 as compared to $23.4 million in 2001. The reduction in corporate expenses of $5.4 million resulted from reduced spending on information technology infrastructure and tighter cost controls. Further, operating and administrative expenses in 2001 included $3.1 million of event-driven charges that were primarily attributable to various investment write-offs.

Liquidity and Capital Resources

Historically, CDI has financed its operations from its operating cash flows coupled with borrowings from a revolving credit facility. Over the past three years, CDI has improved its working capital management. This effort, along with the lowering of the CDI’s fixed cost base, has resulted in increased cash flow. As a result of this improved cash flow, the Company was able to eliminate $63.0 million in debt and pay dividends to its shareholders totaling $42.4 million.

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

(in millions)	2003	2002	2001

Operating Activities	$23.0	83.9	98.8
Investing Activities	$25.1	(70.4)	(29.2)
Financing Activities	$(39.0)	(7.4)	(57.2)

Operating Activities

Over the past three years, CDI has generated approximately $205.7 million of cash flows from operating activities. The most significant factors impacting the Company’s operating cash flows were improved operating earnings, discipline in the contracting process, and ongoing timely collection of accounts receivable.

During the past three years, the Company has steadily increased its operating performance as management completed its restructuring and reorganization efforts. This steady improvement in operating earnings primarily reflects the Company’s lower fixed cost and operating structure.

Discipline during the customer contracting process is important to ensure that terms and conditions are within authorized guidelines and that administrative requirements to process billings and secure collections are increasingly standardized. The Company has instituted enhanced controls and standardization over these processes, which facilitates the timely collection of receivables. Over the past three years, CDI has lowered its accounts receivable balances by approximately $158.4 million, reflecting a much steeper decline in receivables levels than the corresponding decline in revenue levels. However, in the year ended December 31, 2003 accounts receivable increased $7.3 million from year-end 2002 due primarily to the deceleration in the collection of accounts during 2003 compared to 2002. Reductions in accounts receivable during 2002 were enhanced by the successful collection from exited PS customers. Also contributing to the increase in accounts receivable in 2003 was the implementation of a new accounting system in the third quarter of 2003 that caused some disruption in the pattern of customer billings and collections. This disruption was stabilized during the fourth quarter of 2003.

During the past three years, accounts payable and accrued expenses decreased by $54.5 million. A significant portion of this decline is generally consistent with the falloff of business volume during this three-year period. Another use of cash relates to the payment of severance and operating leases in connection with the Company’s Plan of Restructure. The remaining liabilities for operating leases and severance will be substantially paid by December 31, 2005.

Another important source of cash for CDI has been the recovery of previously paid income taxes related to the realization of operating loss carry-backs from prior years, which aggregated $12.1 million in 2003.

The Company’s working capital position (current assets less current liabilities) was $194.4 million at the end of 2003, a decrease of $4.0 million from year-end 2002 and an increase of $25.4 million from year-end 2001. The current ratio improved to 3.0 at the end of 2003 from 2.7 and 2.1 at the end of 2002 and 2001, respectively.

Investing Activities

CDI’s primary investing activities include purchases of property and equipment to support the enterprise, acquisitions, and investments of excess cash in highly liquid short-term investments. The Company has gradually reduced its capital expenditure levels and anticipates further declines in future years. These lower spending levels primarily reflect the streamlining of CDI’s system infrastructure.

During the past three years the Company has invested $17.1 million in acquisitions. Cash generated from operations has been conservatively invested and is readily available to fund Company operations and investment opportunities. During 2003, the Company sold $35.9 million of short-term investments to partially fund the payment of $42.4 million of dividends during 2003.

Financing Activities

The Company has eliminated all its debt and terminated its credit facility. The Company paid shareholders a special dividend and two quarterly dividends totaling $42.4 million in 2003. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition, capital requirements, and other factors.

Summary

The Company’s financial condition continues to remain strong. At December 31, 2003, cash, cash equivalents, and short-term investments totaled $72.8 million and the Company had no debt. Management believes that its current funds and funds generated from operations will be sufficient to meet currently anticipated working capital and other capital requirements. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

Contractual Obligations and Commitments

Summarized below are the Company’s obligations and commitments to make future payments under lease agreements as of year-end 2003. There were no debt obligations outstanding as of December 31, 2003.

					More
		Less than	1-3	3-5	than 5
(in thousands)	Total	1 year	years	years	years

Operating Leases	$39,036	15,367	16,222	3,880	3,567

Critical Accounting Policies and Estimates

The financial statements were prepared in accordance with generally accepted accounting principles, which requires management to make subjective decisions, assessments, and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgments increases, such judgments become even more subjective. While management believes that its assumptions are both reasonable and appropriate, actual results may be materially different than estimated. The Company has identified certain critical accounting policies, described below, that are the most susceptible to judgment and estimate.

Allowance for Uncollectible Receivables

The Company makes ongoing estimates relating to the collectibility of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. Estimates used in determining accounts receivable allowances are based on specific customer account reviews and historical experience. The Company also applies judgment including assessments about changes in economic conditions, concentration of receivables among clients and industries, recent write-off trends, rates of bankruptcy, credit quality of specific customers. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required. At December 31, 2003, 2002, and 2001 the allowance for doubtful accounts was $5.5 million, $7.7 million and $8.2 million, respectively.

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. As of December 31, 2003, the

Company has total net deferred tax assets of $15.6 million. This includes $4.5 million, which relates primarily to state net operating loss carry forwards, capital loss carry forwards and other miscellaneous credits. Realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

Accounting for Impairment of Goodwill

Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets”. Accordingly, the Company discontinued amortizing goodwill and began applying the specific guidance contained in SFAS 142 to evaluate the carrying value and recoverability of its goodwill by evaluating the fair market value of the reporting units within which goodwill resides. The process of estimating fair value, in part, relies on the use of forecasts to estimate future cash flows expected from a reporting unit. The estimation of future cash flows, based on reasonable and supportable assumptions and projections, requires management’s subjective judgments. The time periods for estimating future cash flows are lengthy, which increases the risk that actual future results could significantly deviate from estimates.

The Company completed its impairment test as of the date of adoption, January 1, 2002, as required under SFAS 142 and determined that goodwill was impaired. The Company had net goodwill of $87.5 million, of which $21.4 million pre-tax was considered impaired and written off as of January 1, 2002. In both 2003 and 2002, the Company completed its impairment test during the third quarter and determined that goodwill was not further impaired.

Changes in future market conditions, the Company’s strategy, or other factors could impact upon the future values of the Company’s reporting units, which could result in future impairment charges. At December 31, 2003, total goodwill amounted to $68.2 million.

Accounting for Stock Options

The Company has used stock options to attract, retain and reward employees for long-term service. Generally accepted accounting principles allow alternative methods of accounting for these awards. The Company has chosen to account for its stock plans (including stock option plans) under APB Opinion 25, “Accounting for Stock Issued to Employees”. Since option exercise prices equaled the market value per share of the Company’s stock at the time of the grant, no compensation expense related to stock options is reflected in the Company’s income statement. SFAS 123, “Accounting for Stock-Based Compensation", prescribes the alternative method of accounting for stock options. Had SFAS 123 been adopted, the Company would have recorded additional pre-tax costs of approximately $2.2 million for the year ended December 31, 2003. The pro-forma compensation cost was calculated using the Black-Scholes Options Pricing Model, which includes estimates based on assumptions for the risk-free interest rate, life of options and stock price volatility. Changes in the underlying assumptions could impact the pro-forma compensation cost.

Item 7a.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates to its operations in foreign countries conducted through subsidiaries operating primarily in the United Kingdom and Canada. Exchange rate fluctuations impact the U. S. dollar value of reported earnings derived from these foreign operations as well as the carrying value of the Company’s investment in the net assets related to these operations. The Company generally does not engage in hedging activities with respect to foreign operations except for isolated situations involving inter-company payments that have not been material. The effects of foreign currency exchange rate fluctuations have historically not been material.

The Company’s exposure to interest rate changes is not significant. As of December 31, 2003, there were no bank borrowings outstanding. The Company’s investment in money market and other short-term instruments are primarily at variable rates.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

	Years ended December 31,

	2003	2002	2001

Revenues	$1,060,314	1,169,475	1,458,592
Cost of services	803,490	864,682	1,091,575

Gross profit	256,824	304,793	367,017
Operating and administrative expenses	223,774	284,282	368,086
Restructuring	(143)	12,551	21,958
Loss on sale of assets	—	1,259	—

Operating profit (loss)	33,193	6,701	(23,027)
Interest (income) expense, net	(1,053)	(115)	3,065

Earnings (loss) from continuing operations before income taxes, minority interests, and cumulative effect of accounting change	34,246	6,816	(26,092)
Income tax (expense) benefit	(11,700)	(2,599)	9,794

Earnings (loss) from continuing operations before minority interests and cumulative effect of accounting change	22,546	4,217	(16,298)
Minority interests	—	135	406

Earnings (loss) from continuing operations before cumulative effect of accounting change	22,546	4,082	(16,704)
Discontinued operations, net of tax	—	527	1,094
Cumulative effect of change in accounting for goodwill, net of tax	—	(13,968)	—

Net earnings (loss)	$22,546	(9,359)	(15,610)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before accounting change	$1.16	0.21	(0.88)
Discontinued operations	$—	0.03	0.06
Cumulative effect of accounting change, net of tax	$—	(0.73)	—
Net earnings (loss)	$1.16	(0.49)	(0.82)
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before accounting change	$1.14	0.21	(0.88)
Discontinued operations	$—	0.03	0.06
Cumulative effect of accounting change, net of tax	$—	(0.71)	—
Net earnings (loss)	$1.14	(0.48)	(0.82)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$50,230	41,148
Accounts receivable, less allowance for doubtful accounts of $5,496 - 2003; $7,683 - 2002	199,630	189,557
Short-term investments	22,606	58,477
Prepaid expenses	8,744	6,403
Income taxes receivable	—	6,101
Deferred income taxes	8,484	13,195

Total current assets	289,694	314,881
Property and equipment, net	31,121	29,134
Deferred income taxes	7,133	11,750
Goodwill, net	68,211	68,334
Other assets	5,403	8,675

	$401,562	432,774

Liabilities and Shareholders’ Equity
Current liabilities:
Obligations not liquidated because of outstanding checks	$5,848	5,978
Accounts payable	23,824	25,008
Withheld payroll taxes	2,596	2,773
Accrued compensation and related expenses	44,343	52,914
Other accrued expenses	18,191	29,808
Income taxes payable	464	—

Total current liabilities	95,266	116,481
Deferred compensation	8,945	8,492

Total liabilities	104,211	124,973

Shareholders’ equity:
Preferred stock, $0.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000,000 shares; issued 20,535,835 shares - 2003; 20,313,915 shares - 2002	2,054	2,031
Class B common stock, $0.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in capital	28,205	22,975
Retained earnings	286,466	306,339
Accumulated other comprehensive income (loss)	3,467	(610)
Unamortized value of restricted stock issued	(544)	(800)
Less common stock in treasury, at cost - 963,465 shares - December 31, 2003; 958,465 shares - December 31, 2002	(22,297)	(22,134)

Total shareholders’ equity	297,351	307,801

	$401,562	432,774

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Years ended December 31,

	2003	2002	2001

Common stock
Beginning of year	$2,031	2,008	2,002
Exercise of stock options	18	18	—
Restricted stock issued	—	1	5
Stock purchase plans	5	4	1

End of year	$2,054	2,031	2,008

Additional paid-in capital
Beginning of year	$22,975	17,629	16,677
Exercise of stock options	4,194	4,069	57
Restricted stock-issued	—	338	698
Restricted stock-vesting/forfeiture	—	5	(83)
Restricted stock-change in value	3	14	8
Stock purchase plans	1,033	920	272

End of year	$28,205	22,975	17,629

Retained earnings
Beginning of year	$306,339	315,698	331,308
Net earnings (loss)	22,546	(9,359)	(15,610)
Dividends paid to shareholders’	(42,419)	—	—

End of year	$286,466	306,339	315,698

Accumulated other comprehensive income (loss)
Beginning of year	$(610)	(2,038)	(1,999)
Translation adjustment	4,077	1,428	(582)
Unrealized loss on investment	—	—	543

End of year	$3,467	(610)	(2,038)

Unamortized value of restricted stock issued
Beginning of year	$(800)	(690)	(230)
Restricted stock-issued	—	(339)	(702)
Restricted stock-vesting/forfeiture	—	45	23
Restricted stock-change in value	(3)	(14)	(8)
Restricted stock-amortization of value	259	198	227

End of year	$(544)	(800)	(690)

Treasury stock
Beginning of year	$(22,134)	(21,957)	(21,963)
Restricted stock-issued	—	—	29
Restricted stock-forfeiture	—	(45)	(23)
Shares repurchased	(163)	(132)	—

End of year	$(22,297)	(22,134)	(21,957)

Comprehensive income (loss)
Net earnings (loss)	$22,546	(9,359)	(15,610)
Translation adjustment	4,077	1,428	(582)
Unrealized loss on investment	—	—	543

	$26,623	(7,931)	(15,649)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,

	2003	2002	2001

Continuing Operations
Operating activities:
Net earnings (loss)	$22,546	(9,359)	(15,610)
Net income from discontinued operations	—	(527)	(1,094)
Cumulative effect of change in accounting for goodwill, net of tax	—	13,968	—

Earnings (loss) from continuing operations	22,546	4,082	(16,704)
Minority interests	—	135	406
Depreciation	11,863	24,457	21,926
Amortization of goodwill	—	—	5,706
Non-cash provision for restructure expenses	(143)	8,530	21,409
Loss on sale of assets	—	1,259	—
Deferred income taxes	9,328	6,383	(24,433)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(7,319)	62,233	103,479
Prepaid and other current assets	3,812	(6,821)	—
Accounts payable	(1,045)	(4,676)	(4,676)
Accrued expenses and other current liabilities	(19,106)	(13,584)	(11,422)
Non-current assets and liabilities and other	3,043	1,852	3,145

Net cash flow from operating activities	22,979	83,850	98,836

Investing activities:
Purchases of property and equipment	(13,657)	(10,144)	(19,112)
Sales/(purchases) of short-term investments, net	35,871	(58,477)	—
Acquisitions, net of cash acquired	(1,100)	(4,146)	(11,806)
Other	4,001	2,415	1,742

Net cash flow from (used in) investing activities	25,115	(70,352)	(29,176)

Financing activities:
Borrowings on long-term debt	—	—	10,581
Dividends paid to shareholders	(42,419)	—	—
Payments on long-term debt	—	(7,433)	(55,530)
Obligations not liquidated because outstanding checks	(130)	(4,326)	(12,264)
Proceeds from stock plans	3,537	4,476	—
Other	—	(158)	4

Net cash flow used in financing activities	(39,012)	(7,441)	(57,209)

Net cash flows from continuing operations	9,082	6,057	12,451
Net cash flows from discontinued operations	—	8,836	2,372

Increase in cash and cash equivalents	9,082	14,893	14,823
Cash and cash equivalents at beginning of period	41,148	26,255	11,432

Cash and cash equivalents at end of period	$50,230	41,148	26,255

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes (net of refunds)	$(5,225)	3,228	15,533

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share and per share amount, unless otherwise indicated)

Note 1 — Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of CDI Corp. (“CDI” or the “Company”) and all wholly-owned and majority-owned subsidiaries after elimination of intercompany balances and transactions. For comparative purposes, certain amounts have been reclassified to conform to the 2003 presentation.

Use of Estimates -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Cash Equivalents and Short-Term Investments - Cash equivalents include investments in highly liquid securities that mature within 90 days from their date of acquisition. Short-term investments include investments with an original maturity date greater than 90 days. All the Company’s cash equivalents and short-term investments represent investments in money market instruments or debt securities. Short-term investments include securities classified as available-for-sale, as well as a security classified as held-to-maturity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Instruments".

Available-for-sale securities are carried at fair value based on quoted prices. Cost of securities held-to-maturity is adjusted for amortization of premiums or discounts to maturity. Interest income and amortization of premiums and discounts are included in interest (income) expense. Cost of securities sold is based on the specific identification method. Gains and losses related to available-for-sale securities have been immaterial.

Fair Value of Financial Instruments -The Company’s carrying value of financial instruments approximates fair value because of the nature and characteristics of its financial instruments.

The Company does not have off-balance sheet financial instruments except for letters of credit issued by the Company through major domestic banks as required by certain insurance carriers in connection with its workers compensation plan. As of December 31, 2003 and 2002 the Company had outstanding letters of credit of $8.5 million and $12.1 million, respectively. The Company does not generally have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations.

Allowance for Doubtful Accounts — An allowance is provided against accounts receivable that are not expected to be collected. This reserve is based upon historical experience, as well as estimates based on management’s judgments in specific matters.

Property and equipment – Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer and systems	4 – 7 years
Equipment and furniture	5 – 7 years
Leasehold improvements	Term of lease

The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computer and systems within property and equipment.

Goodwill — Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill was being amortized on a straight-line basis over periods ranging from 12 to 20 years through December 31, 2001. The Company adopted SFAS No. 142 — “Goodwill and Other Intangible Assets” on January 1, 2002, under which goodwill is no longer subject to amortization.

In accordance with SFAS 142, the Company performs annual testing in the third quarter to evaluate the recoverability of goodwill carried in its balance sheet. Current and projected earnings, cash flows and comparable market data are used to determine the fair-value of each reporting unit. This fair-value is then compared to the carrying value of the underlying assets to determine if any impairment has occurred.

Long-Lived Assets — The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell. See Note 11 to the Consolidated Financial Statements for additional disclosures related to the disposal of long-lived assets reflected as discontinued operations in the accompanying financial statements.

Obligations Not Liquidated Because of Outstanding Checks - The Company manages the level of cash in banks to minimize its cash balances. Cash balances as reflected by banks are higher than the Company’s book balances because of checks that are outstanding throughout the banking system. Cash is generally not provided to bank accounts until checks are presented for payment. The differences in balances created by the outstanding checks result in negative cash balances in the Company’s records. These negative balances are reflected in current liabilities as “Obligations not liquidated because of outstanding checks” when the right of offset is not available.

Revenue Recognition - The Company derives its revenues from several sources. All of the Company’s segments perform staffing services. The Company’s Project Management segment also performs project and outsourcing services, which may involve fixed-price contracts. Management Recruiters International derives the majority of its revenue from initial franchise fees, and ongoing franchise royalties.

Staffing Services - Revenues derived from staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. An inherent element of the Company’s staffing business is the use of unaffiliated companies (“supplier associates”) and their employees to fulfill a customer’s staffing requirements. Under these arrangements, these firms serve as subcontractors. Customers typically require a single consolidated billing, which reflects services performed by the Company’s employees, as well as staffing supplied by supplier associates.

When supplier associates are utilized, the Company records the difference between its gross billings and the amount paid to the supplier associate as revenue, which is generally referred to as an administrative fee. Administrative and clerical costs related to time accumulation, invoicing and other activities are recorded and included in operating and administrative expenses as incurred.

Project and Outsourcing Services - The Company provides two types of fixed-priced service contracts: engineering contracts and outsourcing services. Fixed-price engineering contracts typically include development of conceptual design drawings and detailed design drawings in support of a customer’s construction of tangible property and are accounted for using the percentage-of-completion method relying on direct hours as the primary input measure to recognize revenue. Periodically, these contracts are evaluated to ensure that any potential losses have been identified and recorded in the financial statements.

Outsourcing service contracts generally include the performance of certain computer or network operations or help-desk support on behalf of customers. Service contracts typically contain an invoicing schedule covering the contractual period. Accordingly, revenue is recognized on a pro-rata basis using elapsed time as the measure of performance under these contracts. Related costs are charged to earnings as they are incurred. As with fixed-price engineering contracts, the Company periodically evaluates the need to provide for any loses on such contracts.

Initial Franchise Fees – Fees related to sales of new MRI franchises are recognized when the Company has substantially fulfilled its requirements under the franchise agreement.

Ongoing Franchise Royalties – MRI’s right to franchise royalties are governed by the provisions of the franchise contracts. Under the franchise contracts, the franchisees remit to the Company a contractual percentage of fees collected from their customers. The Company records franchise royalty revenue as fees are collected by the franchisee and they become a receivable from the franchisee, in accordance with SFAS 45 – “Accounting for Franchise Fee Revenue".

Stock-Based Compensation - The Company uses the intrinsic value method of accounting for stock options and other forms of stock-based compensation granted to employees and directors, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. No compensation cost has been recognized for grants of stock options because option exercise prices are not less than the fair market value of the underlying common stock at dates of grant. Compensation cost has been recognized for restricted stock issued and for units granted under the Stock Purchase Plan and Stock Unit Plan. Note 9 to the Consolidated Financial Statements sets forth calculations of pro-forma net income and net income per share derived by expensing stock options in accordance with the guidance prescribed by SFAS No. 123, “Accounting for Stock Based Compensation".

Per Share Data - Earnings (loss) used to calculate both basic and diluted earnings (loss) per share for all periods are the reported earnings (loss) in the Company’s consolidated statement of earnings. Because of the Company’s capital structure, all reported earnings (loss) pertain to common shareholders and no assumed adjustments are necessary.

The number of common shares used to calculate basic and diluted earnings per share for 2003, 2002 and 2001 was determined as follows:

	2003	2002	2001

Basic:
Average shares outstanding	19,439,405	19,254,504	19,086,755
Restricted shares issued not vested	(42,582)	(46,031)	(10,000)

	19,396,823	19,208,473	19,076,755

Diluted:
Shares used for basic	19,396,823	19,208,473	19,076,755
Dilutive effect of stock options	253,132	264,636	—
Dilutive effect of units under the Stock Purchase Plans	109,014	91,183	—
Dilutive effect of restricted shares issued not vested	12,250	14,586	—

	19,771,219	19,578,878	19,076,755

In 2001, basic and diluted shares are the same because including the effect of common stock equivalents such as stock options, units under the Company’s Stock Purchase Plans and restricted shares issued but not yet vested would have been antidilutive.

Income Taxes – The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. The Company records deferred tax assets and liabilities, and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use tax credit carryforwards and carrybacks, final tax settlements and the effectiveness of its tax planning strategies in the various relevant jurisdictions.

Foreign Currency Translation - Foreign subsidiaries of the Company use local currency as the functional currency. Net assets are translated at year-end rates while revenues and expenses are translated at average exchange rates. Adjustments resulting from these translations are reflected in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses arising from foreign currency transactions are reflected in the Consolidated Statements of Earnings.

Comprehensive Income (Loss) - Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments and adjustments related to an equity investment which was classified as an available-for-sale security.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to all entities in the first fiscal year beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Based on its assessment of FIN 46, the Company has concluded that there are currently no variable interest entities requiring consolidation by the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not have any derivative instruments; therefore SFAS 149 will not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

In May 2003, the FASB issued SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150.

Note 2 — Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments as of December 31, 2003 and 2002 were comprised of the following:

	2003	2002

Cash	$5,139	12,659
Cash equivalents	45,091	28,489

	$50,230	41,148

Short-term investments:
Available-for-sale	$22,606	43,252
Held-to-maturity	—	15,225

	$22,606	58,477

Cash equivalents are in very liquid, high quality debt securities with diversification among the investments based upon Company established guidelines. Amortized cost approximates fair value. Gains and losses during 2003 and 2002 were immaterial and there were no transfers of investments between classifications of short-term investments.

All of the Company’s available-for-sale securities reflect investments in corporate bonds, various government agencies and commercial paper that are readably convertible to cash. The Company’s held-to-maturity investment was a certificate of deposit, which had a one-year maturity when purchased and matured in May 2003.

Contractual maturities of available-for-sale securities as of December 31, 2003 were $10.4 million for securities maturing in one year or less and $12.2 million for securities maturing in one to four years.

Note 3 — Accounts Receivable

The Company’s principal asset is accounts receivable. Substantially all of the Company’s customers are provided trade credit. The primary users of the Company’s services are large industrial organizations, many of which are Fortune 1000 companies. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

Significant portions of the Company’s revenue base and receivables are concentrated in certain industries. At December 31, 2003 and 2002, receivables from customers in the electronics/information processing industries comprised approximately 17% and 15%, respectively, of consolidated receivables, receivables from customers in the aircraft/aerospace industries comprised approximately 9% and 10%, respectively, of consolidated receivables and customers in the chemicals/pharmaceuticals industry comprised approximately 14% and 15%, respectively, of consolidated receivables. There was no single customer from whom the Company derived 10% or more of its consolidated revenues during 2003, 2002 or 2001.

Note 4 — Acquisitions

Investments in new businesses acquired totaled $1,100, $4,146, and $6,333 for the years ended December 31, 2003, 2002 and 2001, respectively. All acquisitions were accounted for using the purchase method. During 2003, the Company acquired the remaining interest of an affiliated company for $1,100, all of which was allocated to the fair value of property and equipment (i.e. computers and systems). For 2002, assets of $2,636 were acquired, all of which was goodwill. The remaining $1,510 paid in 2002, was to acquire the interest of all remaining minority shareholders. For 2001, assets of $4,451 were acquired (including goodwill of $4,180) along with liabilities of $293. A portion of the investment in 2001 reduced minority interest by $2,175.

Certain payments for investments in businesses in earlier years were made in a year following the year in which the acquisition occurred. There was such a payment of $5,473 made in 2001. Cash used in investing activities in the Consolidated Statements of Cash Flows reflects the year in which the cash outlay occurred.

Financial results of the acquired operations are reflected in the accompanying Consolidated Statements of Earnings from dates of acquisition. The acquisitions did not have a significant effect on reported earnings in the year of acquisition, and earnings would not have been significantly different from reported earnings had the acquisitions occurred at the beginning of the respective years.

Note 5 – Property and Equipment

Property and equipment at December 31, 2003 and 2002 were comprised of the following:

	2003	2002

Computers and systems	$85,426	75,815
Equipment and furniture	26,256	27,213
Leasehold improvements	13,297	12,082

	124,979	115,110
Accumulated depreciation	(93,858)	(85,976)

	$31,121	29,134

During the years ended December 31, 2003 and 2002, the Company capitalized approximately $8.7 million and $3.8 million, respectively, of internal-use software acquisition and development costs. During the third quarter of 2003, the Company implemented a new replacement policy for personal computers, which extended the useful life of these assets from three to four years.

Note 6 — Goodwill

In connection with the Company’s adoption of SFAS 142, during 2002, the Company recorded an impairment charge to earnings of $21,401 or $13,968 after tax (PS - $15,007; PM — $164; MRI — $6,230). This charge is presented in the Company’s Consolidated Statement of Earnings as a cumulative effect of a change in accounting as of January 1, 2002. Prospectively, the Company performs annual testing to evaluate the recoverability of goodwill carried in its balance sheet. The most recent testing was conducted as of July 1, 2003 and indicated no further impairment to goodwill.

Under SFAS 142, amortization of goodwill ceased January 1, 2002. The following table computes pro-forma net loss and net loss per share for 2001 had the provisions of SFAS 142 been applied during that year:

(in thousands, except per share data)	2001

Net (loss):
Reported	$(15,610)
Add goodwill amortization, after-tax	4,408

Net (loss) as adjusted	$(11,202)

Basic (loss) per share:
Net (loss) – Reported	$(0.82)
Net (loss) — As adjusted	$(0.59)
Diluted (loss) per share:
Net (loss) – Reported	$(0.82)
Net (loss) — As adjusted	$(0.59)

Note 7 — Restructuring

In December 2001, the Company began a multi-phased Plan of Restructure that has been implemented over 2002 and 2003. The implementation of the Plan of Restructure resulted in pre-tax charges of $21,958 in 2001 and $12,551 in 2002. In 2001, the charges related to the decommissioning of the Company’s former enterprise resource planning system, the closing of 25 regional offices and termination of approximately 350 employees. The 2002 charges related to the closing of approximately 75 field offices and the termination of approximately 220 employees

The table below presents a summary of the restructure charges:

	Years ended December 31,

	2002	2001

Asset impairments	$3,217	13,763
Provision for severance	3,479	4,716
Provision for termination of operating leases	5,855	3,479

	$12,551	21,958

The breakdown of the restructuring charges among operating segments is as follows:

	2002	2001

Professional Services	$2,492	$11,567
Project Management	3,978	7,069
Todays Staffing	3,861	596
Management Recruiters	1,595	1,936
Corporate	625	790

	$12,551	$21,958

During 2003, the Company reduced by $279 some of its reserves in connection with the Company’s implementation of its Plan of Restructure. This reduction related primarily to better than expected sublease and lease exit experience.

In addition, during 2003, the Company recorded $136 of restructuring charges in connection with the Company’s new growth and business integration plan. This expense relates to employee severance costs.

The tables below present the restructuring activity from a balance sheet perspective:

	Net Accrual				Net Accrual
	at				at
	December		Reduction	Cash	December
	31, 2001	Provision	of Assets	Expenditures	31, 2002

Asset impairments	$—	3,217	(3,217)	—	—
Provision for severance	3,999	3,479	—	(4,118)	3,360
Provisions for termination of operating leases	3,479	5,855	—	(3,795)	5,539

	$7,478	12,551	(3,217)	(7,913)	8,899

	Net Accrual			Net
	at			Accrual at
	December	Provision	Cash	December
	31, 2002	(Credit)	Expenditures	31, 2003

Provision for severance	$3,360	136	(2,863)	633
Provisions for termination of operating leases	5,539	(279)	(2,326)	2,934

	$8,899	(143)	(5,189)	3,567

The Company anticipates that the remaining liability for severance will be paid in 2004. The remaining liability for operating leases will be substantially paid by December 31, 2005. It is management’s intent to liquidate its remaining lease obligations as soon as possible. The liability for the provision for restructure is included in other accrued expenses in the accompanying consolidated balance sheets.

Note 8 — Capital Stock

Stock Classification — Common stock and Class B common stock have equal rights except that dividends (other than stock dividends) may be declared and paid on common stock in excess of amounts declared and paid on Class B common stock. Class B common stock is convertible on a share-for-share basis into common stock. Class B shares so converted are then cancelled. At December 31, 2003 and 2002 no Class B common shares were issued.

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

Changes in common shares issued and treasury shares for the years ended December 31, 2003, 2002 and 2001 follow:

	2003	2002	2001

Shares issued
Beginning of year	20,313,915	20,078,972	20,015,561
Exercise of stock options	176,896	178,548	4,000
Restricted stock issued	—	13,000	45,000
Stock purchase plans	45,024	43,395	14,411

End of year	20,535,835	20,313,915	20,078,972

Treasury shares
Beginning of year	958,465	950,502	950,135
Exercise of stock options	—	—	—
Restricted stock issued	—	—	(1,250)
Restricted stock forfeiture	—	2,963	1,617
Shares repurchased	5,000	5,000	—

End of year	963,465	958,465	950,502

Note 9 — Stock Based Plans

As of December 31, 2003 the Company had issued non-qualified stock options to purchase shares of the Company’s common stock under two plans, the most recent of which was adopted in 1998 (the “1998 Plan”). Since the adoption of the 1998 Plan, no options have been granted under the other plan.

Non-qualified stock options under the 1998 Plan may be granted to employees, directors and consultants. No options have been granted to consultants. Grants under the 1998 Plan, except for certain non-employee directors whose retainer fees may be paid in whole or in part via stock options, are determined by the Compensation Committee of the Board of Directors. The option price at which options are to be exercised may not be less than 100% of the fair market value per share of the Company’s common stock on the last trading day preceding the date of grant. The terms for which options are granted are also determined by the Committee and have generally been for seven and ten years.

As of December 31, 2003, 704,509 shares of common stock were reserved for future issuances of options under the Company’s stock option plans. Activity under the plans for each of the years ended December 31, 2001, 2002, and 2003 was as follows:

	Shares subject to	Weighted average
	options	exercise price

December 31, 2000	1,272,641	$25.72
Granted	869,730	$15.40
Exercised	(4,000)	$14.23
Cancelled	(414,658)	$25.49

December 31, 2001	1,723,713	$20.59
Granted	345,435	$22.49
Exercised	(178,548)	$20.52
Cancelled	(345,268)	$23.36

December 31, 2002	1,545,332	$20.42
Granted	296,245	$24.09
Exercised	(176,896)	$20.00
Cancelled	(233,173)	$24.15

December 31, 2003	1,431,508	$20.64

Additional information regarding stock options outstanding as of December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Range of exercise prices:
Lowest	$14.23	14.23	14.23
Highest	$46.50	46.50	46.50
Weighted average remaining life	6.9 years	6.6 years	7.8 years
Options exercisable:
Number of shares	426,708	422,950	439,886
Weighted average exercise price	$22.47	24.15	30.71

Under the terms of a stock purchase plan (“SPP”), designated employees and non-employee directors have the opportunity to purchase shares of the Company’s common stock on a pre-tax basis. Employee participants use a portion of their annual bonus awards to purchase SPP units. Certain senior management personnel are required to participate by using 25% of their annual bonus awards to purchase SPP units and can elect participation for up to an additional 25%. Other employee participants can elect to use up to 25% of their annual bonus amount. Non-employee directors may participate by using some or all of their retainer fees to purchase SPP units. The Company makes a matching contribution of one SPP unit for every three units purchased by a participant on a voluntary basis. The number of units is determined by dividing the annual bonus or retainer fee used to purchase SPP units by the fair market value of a share of the Company’s common stock on the date a participant’s account is credited with the SPP units. Vesting of units occurs over a period of three to ten years as chosen by the participant. If a participant’s employment or service on the Company’s Board of Directors ceases for any reason after three years from the start of the vesting period, the participant will receive shares of the Company’s common stock equal to the number of associated units. If employment for an employee participant terminates within the first three years of the vesting period and depending on the circumstances related to termination, the employee could receive cash in lieu of shares that does not take into account appreciation in value of the shares or the Company’s matching contribution. If a non-employee director does not stand for re-election to the Board, he will receive shares of the Company’s common stock for his SPP units regardless of the vesting period chosen.

There are 130,803 SPP units (including Company matching units) outstanding as of December 31, 2003. The units were determined using a weighted average market price of $21.33 per share. Costs charged to earnings during 2003, 2002, and 2001 related to these plans were $751, $1,456 and $824, respectively. Costs charged to earnings related to employee participants include the amount of the deferred bonus for the year used to purchase SPP units plus a portion of the value of the Company match SPP units credited to participants’ accounts. Company matched SPP units have a fixed value determined at the time participants accounts are credited, which value is charged to earnings over a three-year period, the minimum period over which employee participants vest in these units. Costs charged to earnings related to non-employee directors include the amount of the deferred retainer fees used to purchase SPP units plus the value of the Company match SPP units credited to a director’s account. These Company match units have a fixed value that is charged to earnings over a one-year period.

SFAS No. 123, “Accounting for Stock Based Compensation”, uses a fair value based method of accounting for stock-based compensation. The following table reflects the pro-forma effect on net earnings (loss) and earnings (loss) per share for the years ended December 31, 2003, 2002 and 2001 if the Company had adopted the fair value recognition provisions of SFAS No. 123:

	2003	2002	2001

Net earnings (loss), as reported	$22,546	(9,359)	(15,610)
Stock-based employee and director compensation cost included in reported net earnings (loss), net of income tax effect	666	1,083	647
Stock-based employee and director compensation cost under fair value-based method, net of income tax effect	(2,125)	(2,199)	(2,269)

Pro-forma net earnings (loss)	$21,087	(10,475)	(17,232)

Net earnings (loss) per share:
Basic — as reported	$1.16	(0.49)	(0.82)
Basic — pro-forma	$1.09	(0.55)	(0.90)
Diluted — as reported	$1.14	(0.48)	(0.82)
Diluted — pro-forma	$1.07	(0.54)	(0.90)

Pro-forma net earnings (loss) for the year ended December 31, 2001 has been revised from those previously reported to give effect to the impact that cancellations of stock options would have had on costs if SFAS 123 had been adopted.

The pro-forma compensation cost using the fair value-based method under SFAS No. 123 includes valuations related to stock options granted since January 1, 1995 using the Black-Scholes Option Pricing Model. The weighted average fair value of options granted during 2003, 2002 and 2001 has been estimated using the following assumptions:

	2003	2002	2001

Risk-free interest rate	3.59%	4.72%	4.84%
Expected life of option	5.5 years	7 years	10 years
Expected stock price volatility	38%	36%	40%
Expected dividend yield	1.4%	N/A	N/A

Note 10 — Income Taxes

Pre-tax earnings (loss) from continuing operations for the years ended December 31, 2003, 2002 and 2001 were taxed in the following jurisdictions:

	2003	2002	2001

United States	$23,995	(214)	(29,537)
Foreign	10,251	7,030	3,445

	$34,246	6,816	(26,092)

Income tax (expense) benefit relating to continuing operations for the years ended December 31, 2003, 2002 and 2001 was comprised of the following:

	Total	Federal	State	Foreign

2003
Current	$(3,413)	(194)	(59)	(3,160)
Deferred	(8,287)	(7,058)	(1,135)	(94)

	$(11,700)	(7,252)	(1,194)	(3,254)

2002
Current	$2,087	5,096	(538)	(2,471)
Deferred	(4,686)	(5,580)	958	(64)

	$(2,599)	(484)	420	(2,535)

2001
Current	$(4,246)	(672)	(1,554)	(2,020)
Deferred	14,040	9,178	4,677	185

	$9,794	8,506	3,123	(1,835)

The following table reconciles income tax (expense) benefit based on the U.S. statutory rate to the Company’s income tax (expense) benefit from continuing operations:

	2003	2002	2001

Income tax (expense) benefit based on the U.S statutory rate	$(11,986)	(2,386)	9,132
State income taxes, net of federal tax benefit	(219)	273	1,885
Expenses permanently nondeductible for tax purposes	(453)	(789)	(978)
Foreign income taxes	483	236	(272)
Increase in valuation allowance	(557)	(400)	—
Resolution of certain prior years’ tax exposures	805	231	—
Other	227	236	27

	$(11,700)	(2,599)	9,794

The tax effects of the principal components creating net deferred income tax assets as of December 31, 2003 and 2002 were as follows:

	2003	2002

Components creating deferred tax assets:
Expenses not currently deductible (principally compensation and payroll-related)	$15,118	20,904
Intangible assets amortization	1,023	2,651
Basis differences for fixed assets	—	1,666
Other	311	443
Loss carry forwards	7,607	6,461
Credit carry forwards	1,236	744
Valuation allowance	(1,884)	(1,027)

	23,411	31,842

Components creating deferred tax liabilities:
Deferral of revenues and accounts receivable	(2,852)	(3,084)
Basis differences for fixed assets	(1,789)	—
Other	(3,153)	(3,813)

	$15,617	24,945

The valuation allowance of $1,884 as of December 31, 2003 has been provided to reduce state and federal loss carryforwards to a level which more likely than not, will be realized. The total valuation allowance for the year ended December 31, 2003 increased $857 ($557, net of the federal tax benefit) primarily due to state tax carryforwards.

At December 31, 2003 for state income tax purposes, there are operating loss carryforwards aggregating approximately $113.0 million expiring in varying amounts from 2005 through 2019.

Note 11 — Discontinued Operations

In June 2002, the Company sold the net operating assets of its Modern Engineering, Inc. (“Modern”) subsidiary that operated in its Project Management segment. Modern provided technical staffing services to the automotive industry. The operations of Modern were a component of CDI, as that term is defined in FASB Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, and accordingly, are reflected as discontinued operations in the accompanying financial statements. In conjunction with the implementation of SFAS 144, a pre-tax loss for disposal of these assets of $1,160 was recognized.

The earnings from discontinued operations for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001

Revenues	$32,674	86,055

Gross profit	$5,718	15,817
Operating and administrative expenses	5,860	13,927
Provision for disposal of assets	1,160	—

(Loss) earnings before income taxes	(1,302)	1,890
Income tax benefit (expense)	1,829	(796)

Earnings from discontinued operations	$527	1,094

Note 12 — Legal Proceedings and Claims

The Company has litigation and other claims pending which have arisen in the ordinary course of business. There are substantive defenses and/or insurance and specific accounting reserves such that the outcome of these matters should not have a material adverse effect on the financial condition or results of operations of the Company.

Note 13 — Retirement Plans

Trusteed contributory and non-contributory defined contribution retirement plans have been established for the benefit of eligible employees. Costs of the plans are charged to earnings and are based on either a formula using a percentage of compensation or an amount determined by the Board of Directors of the Company. Costs of the plans that are qualified for income tax purposes are funded. Costs of plans that are not qualified are not funded. Charges to earnings for these retirement plans for the years ended December 31, 2003, 2002 and 2001 were $1,418, $2,370, and $4,099, respectively.

The Company does not provide other post-retirement or post-employment benefits.

Note 14 — Leases

Offices used for sales, recruiting and administrative functions and facilities used for in-house engineering, design and drafting are occupied under numerous leases that expire through 2013. In addition, there are leases for computers and office equipment. Due primarily to the Plan of Restructure, CDI has entered into several non-cancelable sublease arrangements whereby the Company is now the sublessor. If a sublessee were to default, the Company would remain liable for the prime lease obligation.

Rental expenses and sublease proceeds for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Rental expense	$14,432	16,466	28,684
Sublease proceeds	$1,052	708	339

For periods after December 31, 2003, approximate minimum annual rental payments under non-cancelable leases and inflows under non-cancelable subleases are presented in the table below. These amounts include accrued lease liabilities of $2.9 million included in the liability for restructure as of December 31, 2003.

	2004	2005	2006	2007	2008	Thereafter

Future minimum lease payments on non-cancelable leases	$15,367	11,200	5,022	2,213	1,667	3,567
Future minimum proceeds to be received under non-cancelable subleases	$2,052	1,576	451	190	16	—

Note 15 — Disposition of Assets

On June 30 2003, the Company entered into an agreement to sell certain assets and liabilities of its MRI operations for $2.7 million. Under the terms of that agreement, the Company received a $0.5 million non-refundable payment and a non-recourse note with a face value of $2.2 million, which the buyer anticipates refinancing by the maturity date in June 2004.

Since a substantial portion of the sales price received is in the form of a non-recourse note secured only by the business sold, and completion of the sale is contingent upon the buyer obtaining independent third-party financing for the remaining purchase price, the Company has not recorded this transaction as a divestiture. Upon the buyer’s obtaining third party funding, the Company will record the divestiture. When recorded, it is expected that the transaction will result in a pre-tax gain, estimated to be $1.3 million.

The assets and liabilities to be disposed of in connection with this agreement and the deferred deposit are included in prepaid expenses and other ($2.0 million) and accrued expenses and other ($1.1 million).

In 2002, the Company recorded a loss on the sale of its MRI Company-owned permanent placement offices of $1.3 million. This transaction was completed to focus MRI on its franchise operations and provide capital to re-deploy toward franchise support.

Note 16 – Related Party Transactions

The Company sublets office space and is provided legal services by a law firm in which one of the members of the Company’s Board of Directors is also the Chairman and a partner of that law firm. Total expenses incurred aggregated approximately $1.7 million, $1.5 million and $1.5 million, in 2003, 2002, and 2001, respectively.

Note 17 – Reporting Segments

Throughout 2003, the Company’s internal reporting structure was based upon types of services provided and in the case of certain services having similar characteristics, upon management responsibility. Through December 2003, the Company was managed and operated along four reporting segments: Professional Services (“PS”), Project Management (“PM”), Todays Staffing (“Todays”), and Management Recruiters International (“MRI”).

PS offers information technology and engineering staffing solutions to customers in targeted vertical markets. Also included in PS is AndersElite, a provider of building and construction professionals on a permanent and temporary basis in the United Kingdom.

PM provides a wide range of project management, technical outsourcing and technical consulting services through several divisions organized by vertical markets. In addition, PM provides information technology outsourcing services.

Todays provides temporary and permanent administrative, clerical and legal staffing services as well as managed services.

MRI provides support services to its franchisees who engage in the search, recruitment and employment of management personnel. It also provides temporary management and specialty staffing services. Prior to the sale of company-owned offices, MRI also engaged in the search, recruitment and employment of management personnel.

Reporting segment data for the years ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001

Revenues:
PS	$564,790	622,931	809,549
PM	302,902	311,256	352,210
Todays	135,746	149,387	193,666
MRI	56,876	85,901	103,167

	$1,060,314	1,169,475	1,458,592

Earnings (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change Operating profit (loss):
PS	$19,799	6,880	(3,984)
PM	16,352	9,423	(10,957)
Todays	6,371	1,486	2,616
MRI	3,622	6,902	12,746
Corporate	(12,951)	(17,990)	(23,448)

	33,193	6,701	(23,027)
Interest (income) expense, net	(1,053)	(115)	3,065

	$34,246	6,816	(26,092)

Depreciation and amortization:
PS	$5,937	13,060	16,214
PM	2,918	5,909	2,423
Todays	1,133	1,490	3,401
MRI	1,484	2,705	4,085
Corporate	391	1,293	1,509

	$11,863	24,457	27,632

	2003	2002	2001

Assets:
PS	$165,477	155,650	212,148
PM	84,362	89,996	120,032
Todays	40,495	44,779	50,171
MRI	37,838	38,934	47,247
Corporate	73,390	103,415	28,134
Assets of discontinued operations	—	—	14,840

	$401,562	432,774	472,572

Purchases of property and equipment:
PS	$8,751	6,137	9,473
PM	3,143	1,698	4,412
Todays	1,107	558	958
MRI	332	1,145	2,200
Corporate	324	606	2,069

	$13,657	10,144	19,112

Inter-segment activity is not significant. Therefore, revenues reported for each operating segment are substantially all from external customers.

The Company is domiciled in the United States and its segments operate primarily in the United States. Revenues and fixed assets by geographic area for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Revenues:
United States	$847,148	979,372	1,278,582
United Kingdom, Canada and other	213,166	190,103	180,010

	$1,060,314	1,169,475	1,458,592

Fixed assets:
United States	$26,513	23,758	43,318
United Kingdom, Canada and other	4,608	5,376	6,671

	$31,121	29,134	49,989

Effective January 1, 2004, the Company implemented a new go-to-market strategy and reorganized its segments to focus on targeted vertical markets. Refer to Note 18 below for more information.

Note 18 - Reporting Segments Under New Management Structure

In January 2004, the Company implemented a new structure and leadership alignment. As a result, in 2004 the Company will begin reporting new segments as follows: Business Solutions, AndersElite, MRI and Todays Staffing. As a result of the management reorganization, the Business Solutions segment, which includes most of the former PS and PM reporting segments will comprise specific vertical industries. This new segment will include aerospace, government services, information technology services, life sciences, and process and industrial. AndersElite, which formerly was part of PS, will be its own segment. Todays and MRI segments remain unchanged.

The Company is providing the following supplementary information to present results of operations for the years ended December 31, 2003, 2002, and 2001 for the new reporting structure as if that structure had been in place since 2001:

	2003	2002	2001

Revenues:
Business Solutions	$717,358	811,160	1,060,325
AndersElite	150,334	123,027	101,434
Todays	135,746	149,387	193,666
MRI	56,876	85,901	103,167

	$1,060,314	1,169,475	1,458,592

Earnings (loss) from continuing operations before income tax and minority interests, and cumulative effect of accounting change Operating profit (loss):
Business Solutions	$27,537	9,045	(20,416)
AndersElite	8,614	7,258	5,475
Todays	6,371	1,486	2,616
MRI	3,622	6,902	12,746
Corporate expenses	(12,951)	(17,990)	(23,448)

	33,193	6,701	(23,027)
Interest (income) expense, net	(1,053)	(115)	3,065

	$34,246	6,816	(26,092)

The following presents unaudited quarterly operating results for 2003 as if the new management structure were in effect:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues:
Business Solutions	$185,559	182,046	177,819	171,934
AndersElite	33,722	35,403	39,422	41,787
Todays	34,572	36,441	34,069	30,664
MRI	15,673	16,104	13,045	12,054

	$269,526	269,994	264,355	256,439

Earnings from continuing operations before income taxes
Operating profit:
Business Solutions	$7,950	6,330	6,430	6,827
AndersElite	1,766	2,064	2,685	2,099
Todays	1,392	2,145	1,972	862
MRI	683	1,869	905	165
Corporate expenses	(3,429)	(3,690)	(2,872)	(2,960)

	8,362	8,718	9,120	6,993
Interest income, net	(374)	(252)	(170)	(257)

	$8,736	8,970	9,290	7,250

Independent Auditors’ Report

The Board of Directors and Shareholders of CDI Corp.:

We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, cash flows and shareholders’ equity for each of the three years in the three year period ended December 31, 2003. In connection with our audits of the consolidated financial statements we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

Philadelphia, Pennsylvania	/s/	KPMG LLP
February 24, 2004

Quarterly Results (Unaudited)

	Years ended December 31,

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

2003
Revenues	$269,526	269,994	264,355	256,439	1,060,314
Gross profit	68,376	65,170	63,467	59,811	256,824
Operating profit	8,362	8,718	9,120	6,993	33,193
Interest income, net	(374)	(252)	(170)	(257)	(1,053)
Earnings from continuing operations	5,460	6,103	5,973	5,010	22,546
Net earnings	$5,460	6,103	5,973	5,010	22,546
Diluted earnings per share:
Continuing operations	$0.28	0.31	0.30	0.25	1.14
Net earnings	$0.28	0.31	0.30	0.25	1.14
2002
Revenues	$313,134	298,415	287,788	270,138	1,169,475
Gross profit	79,324	77,926	76,819	70,724	304,793
Operating (loss) profit	(4,368)	2,357	(1,165)	9,877	6,701
Interest (income) expense, net	85	43	(111)	(132)	(115)
(Loss) earnings from continuing operations	(2,926)	1,443	(597)	6,162	4,082
Discontinued operations	468	(70)	27	102	527
Cumulative effect of accounting change	(13,968)	—	—	—	(13,968)
Net (loss) earnings	$(16,426)	1,373	(570)	6,264	(9,359)
Diluted (loss) earnings per share:
Continuing operations	$(0.15)	0.07	(0.03)	0.31	0.21
Discontinued operations	$0.02	—	—	0.01	0.03
Cumulative effect of accounting change	$(0.73)	—	—	—	(0.71)
Net (loss) earnings	$(0.86)	0.07	(0.03)	0.32	(0.48)

There were $12.6 million of pre-tax charges ($4.1 million in the first quarter and $8.5 million in the third quarter) in 2002 related to the Company’s provision for restructure.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9a. CONTROLS AND PROCEDURES

The Company has conducted an evaluation of the effectiveness of its disclosure controls and procedures under the supervision of its Chief Executive Officer and its Chief Financial Officer as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported upon in such reports within the time periods specified for their filing. It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute assurance, that the objectives of the control system will be met.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information related to security ownership of certain beneficial owners and management is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year.

The Company has adopted a code of ethics that applies to all of the Company’s employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is available on the Company’s website at www.cdicorp.com or may be obtained by making a written request addressed to the Company’s Vice President of Corporate Communications. The Company intends to disclose on its website amendments to, and, if applicable, waivers of, its code of ethics for its principal executive officer, principal financial officer, or principal accounting officer or controller.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information related to principal accountant fees and services is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, no later than 120 days after the close of the fiscal year.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report

     Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2003 and 2002, the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the years ended December 31, 2003, 2002 and 2001, the footnotes thereto and the report of KPMG LLP, independent auditors, are filed herewith.

     Financial statement schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001.

(b)  Registrant filed reports on Form 8-K and Form 8-K/A during the quarter ended December 31, 2003. Both reports were filed under Item 12, Results of Operations.

(c) Exhibits

3.a	Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-5519).

3.b	Bylaws of the Registrant, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-5519).

10.a	CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement.)

10.b	Amended and Restated CDI Corp. 1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.c	Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.d	Executive Severance Arrangement Approved by the CDI Corp. Compensation Committee on September 10, 2002, incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.e	Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant’s report on Form

10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.f	Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant’s report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.g	Amendment dated as of April 12, 2000 to Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.h	Employment Agreement dated October 1, 2001, between Registrant and Roger H. Ballou, incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2001. (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.i	Non-Qualified Stock Option Agreement dated October 14, 2002 between Registrant and Jay G. Stuart, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

10.j	Restricted Stock Agreement dated October 14, 2002 between Registrant and Jay G. Stuart, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

10.k	Restricted Stock Agreement dated as of October 25, 1999 between Registrant and Gregory L. Cowan, incorporated herein by reference to the Registrant’s report on Form 10-K for the year ended December 31, 1999 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.l	Agreement Regarding Severance between Registrant and Gregory L. Cowan effective November 15, 2002, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.m	Amendment to Agreement Regarding Severance with Gregory L. Cowan, executed as of July 23, 2003, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

21.	List of Subsidiaries of the Registrant

23.	Consent of Independent Certified Public Accountants

31.a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDI Corp.

By: /s/ Roger H. Ballou

President and Chief Executive Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Roger H. Ballou

Roger H. Ballou
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date: March 12, 2004

By: /s/ Jay G. Stuart

Jay G. Stuart
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 12, 2004

By: /s/ Walter E. Blankley

Walter E. Blankley
Director

Date: March 9, 2004

By: /s/ Michael J. Emmi

Michael J. Emmi
Director

Date: March 9, 2004

By: /s/ Walter R. Garrison

Walter R. Garrison
Director

Date: March 9, 2004

By: /s/ Kay Hahn Harrell

Kay Hahn Harrell
Director

Date: March 9, 2004

By: /s/ Lawrence C. Karlson

Lawrence C. Karlson
Director

Date: March 9, 2004

By: /s/ Ronald J. Kozich

Ronald J. Kozich
Director

Date: March 9, 2004

By: /s/ Alan B. Miller

Alan B. Miller
Director

Date: March 9, 2004

By: /s/ Barton J. Winokur

Barton J. Winokur
Director

Date: March 9, 2004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

CDI CORP.

EXHIBITS

to

Annual Report

FORM 10-K

Year ended December 31, 2003

Under

SECURITIES EXCHANGE ACT OF 1934

INDEX TO EXHIBITS

Number	Exhibit	Page

3.a	Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-5519).

3.b	Bylaws of the Registrant, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-5519).

10.a	CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement.)

10.b	Amended and Restated CDI Corp. 1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.c	Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.d	Executive Severance Arrangement Approved by the CDI Corp. Compensation Committee on September 10, 2002, incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.e	Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.f	Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to Registrant’s report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.g	Amendment dated as of April 12, 2000 to Consulting Agreement dated as of April 7, 1997 by and between Registrant and Walter R. Garrison, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-5519).(Constitutes a management contract or compensatory plan or arrangement)

10.h	Employment Agreement dated October 1, 2001, between Registrant and Roger H. Ballou, incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2001. (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

Number	Exhibit	Page

10.i	Non-Qualified Stock Option Agreement dated October 14, 2002 between Registrant and Jay G. Stuart, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

10.j	Restricted Stock Agreement dated October 14, 2002 between Registrant and Jay G. Stuart, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

10.k	Restricted Stock Agreement dated as of October 25, 1999 between Registrant and Gregory L. Cowan, incorporated herein by reference to the Registrant’s report on Form 10-K for the year ended December 31, 1999 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.l	Agreement Regarding Severance between Registrant and Gregory L. Cowan effective November 15, 2002, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.m	Amendment to Agreement Regarding Severance with Gregory L. Cowan, executed as of July 23, 2003, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

21.	List of Subsidiaries of the Registrant

23.	Consent of Independent Certified Public Accountants

31.a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Schedule II

CDI CORP. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Allowance for Uncollectible Receivables)

Years ended December 31, 2003, 2002 and 2001

			Uncollectible
	Balance at	Additions	receivables	Balance
	beginning	charged to	written off, net	at end
	of year	earnings	of recoveries	of year

December 31, 2003	$7,683,000	$1,843,000	$4,030,000	$5,496,000
December 31, 2002	8,162,000	3,246,000	3,725,000	7,683,000
December 31, 2001	3,480,000	9,436,000	4,754,000	8,162,000