Form 10-Q
period 2004-03-31
CDI CORP
filed 2004-05-07
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-5519

CDI CORP.

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2394430

(State or other jurisdic- tion of incorporation or organization)	(I.R.S. Employer Identification Number)

1717 Arch Street, 35th Floor, Philadelphia, PA 19103-2768

(Address of principal executive offices)

Registrant’s telephone number, including area code:     (215) 569-2200

     Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes ☑     No ☐

     Indicate whether the Registrant is an accelerated filer (as defined in Section 12b-2 of the Exchange Act.)

                         Yes ☑     No ☐

     Outstanding shares of each of the Registrant’s classes of common stock as of April 28, 2004 were:

Common stock, $.10 par value	19,634,384 shares
Class B common stock, $.10 par value	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.
CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,440	50,230
Accounts receivable, less allowance for doubtful accounts of $5,812 - March 31, 2004; $5,496- December 31, 2003	202,674	199,630
Short-term investments	39,219	22,606
Prepaid expenses	10,767	8,744
Deferred income taxes	7,591	8,484

Total current assets	299,691	289,694
Property and equipment, at cost:
Computers and systems	86,576	85,426
Equipment and furniture	26,446	26,256
Leasehold improvements	13,355	13,297

	126,377	124,979
Accumulated depreciation	(96,253)	(93,858)

Property and equipment, net	30,124	31,121
Deferred income taxes	6,496	7,133
Goodwill, net	68,211	68,211
Other assets	3,972	5,403

Total assets	$408,494	401,562

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities:
Obligations not liquidated because of outstanding checks	$3,612	5,848
Accounts payable	26,562	23,824
Withheld payroll taxes	4,086	2,596
Accrued compensation and related expenses	49,062	44,343
Other accrued expenses	14,311	18,191
Income taxes payable	1,034	464

Total current liabilities	98,667	95,266
Deferred compensation	7,662	8,945

Total liabilities	106,329	104,211

Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 20,576,760 shares — March 31, 2004; 20,535,835 shares — December 31, 2003	2,058	2,054
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in capital	29,157	28,205
Retained earnings	289,637	286,466
Accumulated other comprehensive income	4,097	3,467
Unamortized value of restricted stock issued	(474)	(544)
Less common stock in treasury, at cost - 963,934 shares — March 31, 2004; 963,465 shares — December 31, 2003	(22,310)	(22,297)

Total shareholders’ equity	302,165	297,351

Total liabilities and shareholders’ equity	$408,494	401,562

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Earnings
(Unaudited)
(In thousands, except per share data)

	Three months ended
	March 31,
	2004	2003
Revenues	$255,987	269,526
Cost of services	194,739	201,150

Gross profit	61,248	68,376
Operating and administrative expenses	53,852	60,014

Operating profit	7,396	8,362
Interest income, net and other	(268)	(374)

Earnings before income taxes	7,664	8,736
Income tax expense	2,728	3,276

Net earnings	$4,936	5,460

Basic earnings per share	$0.25	0.28
Diluted earnings per share	$0.25	0.28

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In thousands)

	Three months ended
	March 31,
	2004	2003
Common stock
Beginning of period	$2,054	2,031
Exercise of stock options	4	1
Stock purchase plan	—	2

End of period	$2,058	2,034

Additional paid-in capital
Beginning of period	$28,205	22,975
Exercise of stock options	869	139
Restricted stock-change in value	(2)	(6)
Stock purchase plan	85	316

End of period	$29,157	23,424

Retained earnings
Beginning of period	$286,466	306,339
Net earnings	4,936	5,460
Dividends paid to shareholders	(1,765)	—

End of period	$289,637	311,799

Accumulated other comprehensive income (loss)
Beginning of period	$3,467	(610)
Translation adjustment	630	(200)

End of period	$4,097	(810)

Unamortized value of restricted stock issued
Beginning of period	$(544)	(800)
Restricted stock-forfeiture	13	—
Restricted stock-change in value	2	6
Restricted stock-amortization value	55	57

End of period	$(474)	(737)

Treasury stock
Beginning of period	$(22,297)	(22,134)
Restricted stock-forfeiture	(13)	—

End of period	$(22,310)	(22,134)

Comprehensive income
Net earnings	$4,936	5,460
Translation adjustment	630	(200)

	$5,566	5,260

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Three months ended
	March 31,
	2004	2003
Continuing Operations
Operating activities:
Net earnings	$4,936	5,460
Depreciation	2,425	3,085
Deferred income taxes	1,530	1,652
Change in assets and liabilities:
Accounts receivable, net	(2,836)	(14,487)
Prepaid and other current assets	(2,000)	(1,912)
Accounts payable	2,849	(1,782)
Accrued expenses and other current liabilities	3,045	(4,750)
Other assets, non-current liabilities and other	566	816

Net cash flow from (used in) operating activities	10,515	(11,918)

Investing activities:
Purchases of property and equipment	(1,391)	(4,207)
Purchases of short-term investments	(16,613)	(6,879)
Proceeds from note receivable	—	3,050
Other	(37)	577

Net cash flow used in investing activities	(18,041)	(7,459)

Financing activities:
Dividends paid to shareholders	(1,765)	—
Payments on long-term debt	—	(201)
Obligations not liquidated because of outstanding checks	(2,236)	6,356
Proceeds from exercises of employee stock options	713	125

Net cash flow (used in) from financing activities	(3,288)	6,280

Effect of exchange rate changes on cash	24	(38)

Net decrease in cash and cash equivalents	(10,790)	(13,135)
Cash and cash equivalents at beginning of period	50,230	41,148

Cash and cash equivalents at end of period	$39,440	28,013

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, (net of refunds)	$195	910

See accompanying notes to consolidated financial statements.

CDI Corp.

Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts, unless otherwise indicated) (unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements of CDI Corp. (“CDI” or the “Company”) are unaudited. The balance sheet as of December 31, 2003 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2003 reported in Form 10-K, filed March 12, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods. Certain amounts in prior periods have been reclassified to conform to the current period classification. In that regard, cash flow from operations and investing activities for the three months ended March 31, 2003 were revised by $3.0 million and $3.1 million, respectively, principally to reflect proceeds from a note receivable.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three month period ended March 31, 2004 are not necessarily indicative of results that may be expected for the full year or any portion thereof.

2. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 was revised in December of 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to all entities in the first fiscal year beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Based on its assessment of FIN 46, the Company has concluded that there are currently no variable interest entities requiring consolidation by the Company.

3. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments as of March 31, 2004 and December 31, 2003 were comprised of the following:

	March 31,	December 31,
	2004	2003
Cash	$4,836	5,139
Cash equivalents	34,604	45,091

Total cash and cash equivalents	39,440	50,230
Short-term investments	39,219	22,606

Total cash, cash equivalents and short-term investments	$78,659	72,836

Cash equivalents and short-term investments are in liquid, high quality debt securities with diversification among the investments based upon the Company’s guidelines. Amortized cost approximates fair value. Gains and losses during the three-month period ended March 31, 2004 were immaterial.

All of the Company’s short-term investments are held as available-for-sale securities, and reflect investments in corporate bonds, various government agencies and commercial paper. Available-for-sale securities as of March 31, 2004 of $39.2 million include $22.6 million for securities maturing in one year or less and $16.6 million for securities maturing in one to three years.

4. Restructuring

There were no restructuring charges during the first three months of 2003 and 2004.

The table presented below shows the current year activity related to other restructurings from a balance sheet perspective:

	Net Accrual at		Net Accrual at
	December 31,	Cash	March 31,
	2003	Expenditures	2004
Severance	$633	(430)	203
Lease obligations	2,934	(503)	2,431

	$3,567	(933)	2,634

The remaining liability for severance will be substantially paid during 2004. The Company anticipates that the remaining liability for the termination of operating leases will be substantially paid by December 31, 2005. Management intends to liquidate the Company’s remaining lease obligations as soon as possible. The accrual for the provision for restructure is included in accrued expenses in the accompanying consolidated balance sheets.

5. Earnings Per Share

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of earnings.

The number of common shares used to calculate basic and diluted earnings per share for three months ended March 31, 2004 and 2003 was determined as follows:

	Three months ended
	March 31,
	2004	2003
Basic
Average shares outstanding	19,591,107	19,366,692
Restricted shares issued not vested	(31,275)	(45,375)

	19,559,832	19,321,317

Diluted
Shares used for basic calculation	19,559,832	19,321,317
Dilutive effect of stock options	270,636	109,688
Dilutive effect of restricted shares issued not vested – time based	8,206	6,258
Dilutive effect of restricted shares issued not vested – performance based	125	125
Dilutive effect of units issuable under stock purchase plans	98,166	116,850

	19,936,965	19,554,238

6. Stock Based Plans

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

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. The Company has elected to continue with its current practice of applying the recognition and measurement principles of APB 25. The Company has adopted the disclosure requirements of SFAS 148.

SFAS No. 123, “Accounting for Stock Based Compensation”, uses a fair value based method of accounting for stock-based compensation. The following table reflects the pro-forma effect on net earnings and earnings per share for the three month periods ended March 31, 2004 and 2003 if the Company had adopted the fair value recognition provisions of SFAS No. 123:

	Three months ended
	March 31,
	2004	2003
Net income, as reported	$4,936	5,460
Stock-based employee and director compensation cost included in reported earnings, net of income tax effect	163	234
Stock-based employee and director compensation cost under fair value-based method, net of income tax effect	(507)	(584)

Pro forma net income	$4,592	5,110

Net earnings per share:
Basic — as reported	$0.25	0.28
Basic – pro forma	0.23	0.26
Diluted — as reported	$0.25	0.28
Diluted – pro forma	0.23	0.26

7. Reporting Segments

In January 2004, the Company implemented a new structure and leadership alignment. As a result, the Company is reporting new segments as follows: Business Solutions, AndersElite, Todays Staffing (“Todays”) and Management Recruiters International (“MRI”). Todays and MRI segments remain unchanged from prior reporting periods. Prior year segment reporting has been restated to conform with the new reporting segments.

Business Solutions includes most of the former professional services and project management reporting segments. It operates through five key verticals: CDI-Aerospace, CDI-Government Services, CDI-Information Technology (IT) Services, CDI-Life Sciences and CDI-Process & Industrial.

•	CDI-Aerospace provides a full range of engineering, design, project management, professional IT and engineering staffing and outsourcing solutions to both the commercial and military aerospace markets.

•	CDI-Government Services focuses on providing engineering, design and logistics services to the defense industry and serves as a provider of IT and professional staffing for federal agencies.

•	CDI-IT Services provides IT staffing and IT outsourcing solutions to a broad range of primarily service-based industries.

•	CDI-Life Sciences offers design validation, project management, engineering, professional staffing and outsourcing solutions to clients in the pharmaceutical, bio-pharmaceutical and regulated medical services industries.

•	CDI-Process & Industrial provides a full range of engineering, project management, design, professional staffing and outsourcing solutions to firms in two different sectors – the process sector which includes firms in oil, gas and chemicals and the industrial sector covers firms in power generation and energy transmission, telecommunications and heavy manufacturing.

AndersElite, formerly part of the professional services segment, is a leading United Kingdom firm specializing in sourcing professionals from architects and surveyors to electrical and construction engineers to information technology professionals in private and government-funded design and construction projects.

Todays provides temporary and permanent administrative, clerical and legal staffing services as well as managed services.

MRI is a franchisor providing support services to its franchisees who engage in the search, recruitment and employment of management and sales personnel. It also provides temporary management and specialty staffing services.

Operating segment data is presented in the following tables:

	Three months ended
	March 31,
	2004	2003
Revenues:
Business Solutions	$172,452	185,559
AndersElite	39,515	33,722
Todays	29,901	34,572
MRI	14,119	15,673

	$255,987	269,526

Earnings before income taxes:
Operating profit:
Business Solutions	$6,224	7,950
AndersElite	1,518	1,766
Todays	456	1,392
MRI	2,326	683
Corporate	(3,128)	(3,429)

	7,396	8,362
Interest income, net and other	(268)	(374)

	$7,664	8,736

	March 31,	December 31,
	2004	2003
Assets:
Business Solutions	$205,127	198,890
AndersElite	51,246	50,949
Todays	40,900	40,495
MRI	31,999	37,838
Corporate	79,222	73,390

	$408,494	401,562

Inter-segment activity is not significant; therefore, revenues reported for each operating segment are substantially all from external customers.

8. Disposition of Assets

On June 30, 2003, the Company entered into an agreement to sell certain assets and liabilities of its MRI operations for $2.7 million. Under the terms of that agreement, the Company received a $0.5 million non-refundable payment and a non-recourse note with a face value of $2.2 million, which the buyer anticipates refinancing by the maturity date in June 2004.

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

The assets and liabilities to be disposed of in connection with this agreement are included in prepaid expenses ($2.0 million) and other accrued expenses ($1.1 million) including the non-refundable deposit referred to above.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Forward-looking Information
Certain information in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, “believes”, “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as the effects of, and changes in general economic conditions, competitive market pressures, material changes in demand from larger customers, availability of labor, the Company’s performance on contracts, changes in customers’ attitudes toward outsourcing, government policies or judicial decisions adverse to the staffing industry, and ability to successfully complete the implementation and integration of the Company’s vertical go-to-market strategy on a timely basis and other uncertainties set forth herein and in the Company’s 2003 Form 10-K, and as may be set forth in the Company’s subsequent press releases and/or Forms 10-Q, 8-K and other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

Results of Operations

Overview

The table that follows presents a year-over-year trend of key performance indicators that management focuses on in managing the Company.

	Three months ended
	March 31,
	2004	2003
Revenues	$256.0	$269.5
Gross profit as a percentage of revenue	23.9%	25.4%
Operating and administrative expenses	$53.9	$60.0
Operating and administrative expenses as a percentage of revenue	21.0%	22.3%
Cash, cash equivalents and short-term investments	$78.7	$72.8
Cash flow from (used in) operations	$10.5	$(11.9)
Return on equity (1)	7.2%	4.0%

(1)	Current quarter combined with the three preceding quarters earnings from continuing operations divided by the average shareholders’ equity.

The reduction in revenues is primarily attributable to continued weak demand for engineering staffing as well as reduced capital spending by customers in Business Solutions, continued strong competitive pricing pressures and the challenging economic environment within Todays and to the exit of company-owned permanent placement offices during 2003 within MRI. These revenue declines were partially offset by revenue growth within AndersElite due primarily to favorable exchange rates and to strong demand in the U.K. construction and infrastructure market.

In the latter part of the first quarter of 2004, the Company experienced improving trends in billable hours and revenues in each of its operating segments, which may continue into the second quarter of 2004. Overall, management is cautiously optimistic about the general strength of the economy barring unforeseen external events.

The Company has initiated its newly implemented vertical go-to-market strategy to improve revenue opportunities as the economy rebounds by providing a more cohesive and relevant marketing and sales approach to new and existing customers. Additionally, the Company has reorganized its recruiting function to improve efficiency and productivity. Finally, MRI has executed a strategy to grow its international franchise organization through the sale of master franchise licenses. The Company executed a master franchise deal in the first quarter of 2004 in Japan and other opportunities are being aggressively pursued.

The decline in gross profit as a percentage of revenue in the first quarter of 2004 as compared to 2003 was primarily due to growth in lower margin staffing work and shrinkage in higher margin project business within the Business Solutions segment and a shift in business mix from local to lower margin national accounts as well as lower permanent placement business in the Todays segment. The Company also incurred substantial increases in state unemployment insurance (SUI) rates and a settlement in excess of established reserves for a prior year SUI dispute.

The decline in revenue and related gross profit were partially offset by substantial reductions in operating and administrative expenses due in large part to reductions in variable expenses resulting from lower year-over-year revenue activity and benefits from various restructuring efforts completed during 2003 and reversing a reserve of approximately $1.0 million, because the exposure it was originally established for never materialized. Partially offsetting this reduction were additional expenses incurred to support proposal bid work in 2004. As a result, operating and administrative expenses have declined from 22.3% to 21.0% of consolidated revenues for the three months ended March 31, 2003 and 2004, respectively.

During the first quarter of 2004 the Company improved its working capital position as evidenced by the increase in cash and short-term investments from $72.8 million at December 31, 2003 to $78.7 million at March 31, 2004. This improvement is primarily due to the generation of cash flow from operations of $10.5 million in 2004. In its efforts to increase shareholder returns, depending on the Company’s cash needs for such items as capital expenditures and to fund organic growth, the Company currently expects to either return excess cash to shareholders or utilize such cash to fund carefully targeted acquisitions. At this time, management has not established a timetable for either of the actions referred to above.

Consolidated Results of Operations for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003

The following table presents year-over-year changes in revenues, gross profit, and operating profit from 2003 to 2004:

		Percentage	Gross	Percentage	Operating
(in millions)	Revenue	Change	Profit	Change	Profit
First quarter 2003	$269.5		$68.4		$8.4
Business Solutions	(13.1)	(7.1)%	(5.9)	(14.8)%	(1.7)
AndersElite	5.8	17.1	1.1	12.6	(0.3)
Todays	(4.7)	(13.5)	(1.9)	(18.7)	(0.9)
MRI	(1.5)	(9.9)	(0.5)	(5.1)	1.6
Corporate	—	—	—	—	0.3

First quarter 2004	$256.0	(5.0)%	$61.2	(10.4)%	$7.4

The Company recorded consolidated revenues of $256.0 million in the first quarter of 2004, down $13.5 million or 5.0%, as compared to the first quarter of 2003. The revenue reductions in 2004 were primarily driven by some customer contractions in Business Solutions and reduced orders in Todays. The reductions were offset by continued growth in AndersElite. MRI’s decrease in revenue was due to the exit of company-owned permanent placement offices in the second quarter of 2003, partially offset by higher franchise and royalty revenues.

The Company’ s gross profit of $61.2 million in the first quarter of 2004 was down by $7.2 million or 10.4%, as compared to the first quarter of 2003. The reductions in gross profit were caused by both volume and gross profit rate reductions in Business Solutions and Todays. In addition, CDI’s U.S. based businesses incurred substantial increases in SUI tax rates over last year, including a settlement in excess of established reserves for a prior year SUI dispute.

Operating and administrative expenses were $53.9 million in the first quarter of 2004, an improvement of $6.1 million or 10.3%, from first quarter of 2003. The significant improvement in operating and administrative expenses is primarily driven by the lower revenue noted above coupled with continued fiscal discipline.

Operating profit was $7.4 million in the first quarter of 2004, as compared to an operating profit of $8.4 million in the first quarter of 2003. The $1.0 million reduction in operating profit was due primarily to the $7.1 million decline in gross profit, significantly offset by the $6.1 million reduction in operating and administrative expenses.

Net interest income and other was $0.3 million in the first quarter of 2004, in comparison to $0.4 million in the first quarter of 2003. The decrease in net interest income and other was due principally to lower invested cash balances at lower interest rates in 2004 as compared to 2003. In addition, during the first quarter of 2004, the Company entered into a foreign currency put option contract to hedge a portion of its U.K. foreign operations 2004 forecasted net earnings. Since this option contract does not meet the criteria for hedge accounting under the provisions of Statement of Financial Accounting Standards No. 133, “Derivative Instruments and Hedging Activities”, the options were marked-to-market at March 31, 2004, with a corresponding pre-tax gain of $96,000 included in interest income, net and other.

The Company’s effective income tax rate for the first quarter of 2004 was 35.6% as compared to 37.5% in the same period last year. This decrease in the effective income tax rate during the first quarter of 2004 was due primarily to realized benefits associated with refunds of state income taxes.

The Company’s net income per diluted share was $0.25 for the first quarter of 2004, as compared to net income per share of $0.28 in the first quarter of 2003.

Segment Results

Business Solutions

The Business Solutions reporting segment recorded revenues of $172.5 million for the quarter ended March 31, 2004, a decrease of $13.1 million or 7.1%, as compared to the first quarter of 2003. The revenue decline was primarily related to:

•	Reduced demand for engineering staffing in the Process and Industrial (“P & I”) and Aerospace verticals due primarily to the ongoing softness in capital spending by key customers.

•	Reduced project volume due to the slowdown in the rate of capital spending within the bio-pharmaceutical industry and a project delay by a key customer in the Life Sciences vertical.

These declines were partially offset by increased volume in the Government Services vertical. Revenue in the IT vertical was virtually unchanged from last year.

Business Solutions’ gross profit of $33.9 million in the first quarter of 2004 decreased by $5.9 million or 14.8% as compared to the first quarter of 2003. The gross profit decline was primarily driven by:

•	Volume reductions in the P & I and Life Science verticals noted above along with a lower margin mix of business.

•	Lower margin mix of business in the IT Services vertical coupled with the SUI rate increases as previously discussed.

Business Solutions’ operating profit declined by $1.7 million to $6.2 million in the first quarter of 2004 as compared to the same period in 2003. This decline was due to a $5.9 million decline in gross profit partially offset by a reduction in operating and administrative expenses of $4.1 million, reflecting reductions in variable expenses due to lower volume and reversing a reserve of approximately $1.0 million, because the exposure it was originally established for never materialized.

AndersElite

AndersElite is a major provider of building and construction professionals on a permanent and temporary basis in the United Kingdom.

Below is the quarter-to-quarter comparative results of operations for 2004 and 2003 in US dollars:

			Percentage
	Q1 2004	Q1 2003	Change
Revenue	$39,515	33,722	17.1%
Gross profit	9,837	8,736	12.6
Operating profit	1,518	1,766	(14.0)

To effectively discuss the comparative results of operations for the first quarter of 2004 and 2003, the following table presents AndersElite results on a constant currency basis (i.e. British Pounds — £):

			Percentage
	Q1 2004	Q1 2003	Change
Revenue	£21,668	21,063	2.9%
Gross profit	5,394	5,456	(1.1)
Operating profit	832	1,102	(24.5)

AndersElite revenues on a constant currency basis increased 2.9% over 2003, while gross profit remained relatively flat. Operating profit on a constant currency basis declined 24.5% over last year due largely to accelerated hiring and training costs incurred during the first quarter of 2004 to standardize and upgrade the segment’s recruiting capabilities.

Todays Staffing (Todays)

Todays’ operating segment recorded revenues of $29.9 million for the quarter ended March 31, 2004, a decrease of $4.7 million, or 13.5%, as compared to the first quarter in 2003. The lower revenues in the first quarter of 2004 reflect continued pricing pressure on national accounts, lower permanent placement business and softness in demand in some local accounts. In addition, recruiting capabilities were impacted by open positions which management is actively filling. Finally, Todays experienced reduced volume from customers in the mortgage industry.

Todays’ gross profit of $8.0 million in the first quarter of 2004 was lower by $1.9 million or 18.7%, as compared to the first quarter of 2003. The reduction in gross profit was due to the revenue decline noted above coupled with a reduction in gross profit margin from 28.4% to 26.7% resulting primarily from a reduction in higher margin permanent placement and local staffing business.

Todays’ operating profit was $0.5 million in the first quarter of 2004, as compared to an operating profit of $1.4 million in the first quarter of 2003. This decline of $0.9 million was attributable to the reduction in gross profit of $1.8 million, partially offset by reduced operating expenses of $0.9 million.

Management Recruiters International (MRI)

MRI’s operating segment recorded revenues of $14.1 million for the quarter ended March 31, 2004, a decrease of $1.5 million or 9.9%, as compared to the first quarter of 2003. The decrease in revenue was due to the exit of company-owned permanent placement offices in the second quarter of 2003 partially offset by higher franchise and royalty revenues. An important development in the first quarter of 2004 was CDI’s entry in the Japanese market through the signing of a master franchise agreement with Fuji Staff, Inc., a Tokyo-based staffing business. Ongoing franchise royalties from Japan will begin during the second quarter of 2004.

MRI’s gross profit of $9.6 million in the first quarter of 2004 was lower by $0.5 million or 5.1%, as compared to the first quarter of 2003. This decrease in gross profit margin was related to the exit of company-owned offices in 2003 partially offset by the improved profit margin from 64.2% in 2003 to 67.6% in 2004. The profit margin improvement was driven by the increase in franchise and royalty revenues in 2004.

MRI’s operating profit was $2.3 million in the first quarter of 2004, as compared to an operating profit of $0.7 million in the first quarter of 2003. The improvement in operating profit of $1.6 million was due to a $2.1 million reduction in operating and administrative expenses due to cost containment measures and the exit of company-owned offices in 2003 partially offset by lower gross profit operating profit of $0.5 million in 2004.

Corporate

During the three month period ended March 31, 2004, corporate expenses were $3.1 million compared to $3.4 million for the same period in 2003, which were in line with expectations.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Three months ended
	March 31,
(in millions)	2004	2003
Operating Activities	$10.5	(11.9)
Investing Activities	$(18.0)	(7.5)
Financing Activities	$(3.3)	6.3

Operating Activities

During the first quarter of 2004, CDI generated approximately $10.5 million of cash flows from operating activities, as compared to a use of cash of $11.9 million during the same period in 2003. This increase in operating cash flow reflects improvement in working capital management. In this regard, the Company has instituted enhanced managerial controls and standardization over its contracting, receivables collection and disbursement processes.

Investing Activities

CDI invested $1.4 million in the first quarter of 2004 for purchases of property and equipment versus $4.2 million in the corresponding period of 2003. During the first quarter of 2003, the Company incurred capital investment to support the acquisition, configuration and implementation of a new back-office accounting system. Cash generated from operating activities has been conservatively invested and is readily available to fund Company operations and investment opportunities. During the three-month period ended March 31, 2004, the Company purchased $16.6 million of short-term investments resulting principally from stronger operating cash flows.

Financing Activities

The Company paid shareholders a quarterly dividend totaling $1.8 million during the first quarter of 2004. On April 22, 2004, the Company announced a quarterly dividend of $0.09 per share to be paid to all shareholders of record as of May 5, 2004. The dividend will be paid on May 19, 2004. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition, capital requirements, and other factors. Additionally, CDI had a reduced level of obligations not liquidated because of outstanding checks due to improved working capital management in 2004.

Summary

The Company’s financial condition remains strong. At March 31, 2004, cash, cash equivalents, and short-term investments totaled $78.7 million and the Company has no bank debt. Management believes that its current funds and funds generated from operations will be sufficient to meet currently anticipated working capital and other capital requirements. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

Critical Accounting Policies and Estimates

These financial statements were prepared in accordance with generally accepted accounting principles, which requires management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are both reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions identified in the Company’s 2003 Annual Report on Form 10-K filed March 12, 2004 with the Securities and Exchange Commission have not materially changed.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates to its operations in foreign countries conducted principally through subsidiaries operating primarily in the United Kingdom and Canada. Exchange rate fluctuations impact the U. S. dollar value of reported earnings derived from these foreign operations as well as the carrying value of the Company’s investment in the net assets related to these operations. During the first quarter of 2004, the Company entered into a foreign exchange put option contract to hedge a portion of its U.K. foreign operations 2004 forecasted net earnings. The effects of foreign currency exchange rate fluctuations have been immaterial on CDI’s consolidated earnings.

The Company’s exposure to interest rate changes is not significant. As of March 31, 2004, there were no bank borrowings and only immaterial amounts of other debt outstanding, none of which was variable rate debt. The Company’s investment in money market and other short-term instruments are primarily at variable rates.

Item 4.

CONTROLS AND PROCEDURES

The Company has conducted an evaluation of the effectiveness of its disclosure controls and procedures under the supervision of its Chief Executive Officer and its Chief Financial Officer as of March 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported upon in such reports within the time periods specified for their filing. It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute assurance, that the objectives of the control system will be met.

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.a.	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b.	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the three month period ended March 31, 2004.

On February 25, 2004, the Company filed a report on Form 8-K to provide a copy of a news release announcing the Company’s financial results for the fourth fiscal quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI CORP.
May 7, 2004	By:	/s/ Jay G. Stuart
Jay G. Stuart
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Number	Exhibit

31.a.	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b.	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.