Form 10-Q
period 2004-06-30
CDI CORP
filed 2004-08-05
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-05519

CDI CORP.

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2394430

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1717 Arch Street, 35th Floor, Philadelphia, PA 19103-2768

(Address of principal executive offices)

Registrant’s telephone number, including area code:	(215) 569-2200

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes ☑       No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Section 12b-2 of the Exchange Act.)

                    Yes ☑       No ☐

     Outstanding shares of each of the Registrant’s classes of common stock as of July 26, 2004 were:

Common stock, $.10 par value	19,699,105 shares
Class B common stock, $.10 par value	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.
CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,195	50,230
Accounts receivable, less allowance for doubtful accounts of $5,025 - June 30, 2004; $5,496- December 31, 2003	203,600	199,630
Short-term investments	29,857	22,606
Prepaid expenses	9,873	8,744
Deferred income taxes	7,186	8,484

Total current assets	299,711	289,694
Property and equipment, at cost:
Computers and systems	87,863	85,426
Equipment and furniture	26,639	26,256
Leasehold improvements	13,566	13,297

	128,068	124,979
Accumulated depreciation	(98,654)	(93,858)

Property and equipment, net	29,414	31,121
Deferred income taxes	6,418	7,133
Goodwill, net	68,211	68,211
Other assets	3,908	5,403

Total assets	$407,662	401,562

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities:
Obligations not liquidated because of outstanding checks	$3,561	5,848
Accounts payable	20,484	23,824
Withheld payroll taxes	4,435	2,596
Accrued compensation and related expenses	50,187	44,343
Other accrued expenses	12,656	18,191
Income taxes payable	1,217	464

Total current liabilities	92,540	95,266
Deferred compensation	7,606	8,945

Total liabilities	100,146	104,211

Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	–	–
Common stock, $.10 par value - authorized 100,000,000 shares; issued 20,661,499 shares — June 30, 2004; 20,535,835 shares — December 31, 2003	2,066	2,054
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	–	–
Additional paid-in capital	31,501	28,205
Retained earnings	293,079	286,466
Accumulated other comprehensive income	3,588	3,467
Unamortized value of restricted stock issued	(408)	(544)
Less common stock in treasury, at cost - 963,934 shares — June 30, 2004; 963,465 shares — December 31, 2003	(22,310)	(22,297)

Total shareholders’ equity	307,516	297,351

Total liabilities and shareholders’ equity	$407,662	401,562

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Earnings
(Unaudited) (In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$264,839	269,994	520,826	539,520
Cost of services	201,806	204,824	396,545	405,974

Gross profit	63,033	65,170	124,281	133,546
Operating and administrative expenses	56,781	56,452	110,633	116,466
Gain on sale of assets	(1,295)	–	(1,295)	–

Operating profit	7,547	8,718	14,943	17,080
Interest income, net and other	136	252	404	626

Earnings before income taxes	7,683	8,970	15,347	17,706
Income tax expense	2,474	2,867	5,202	6,143

Net earnings	$5,209	6,103	10,145	11,563

Basic earnings per share	$0.27	0.32	0.52	0.60
Diluted earning per share	$0.26	0.31	0.51	0.59

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Common stock
Beginning of period	$2,058	2,034	2,054	2,031
Exercise of stock options	7	3	10	4
Stock purchase plans	1	2	2	4

End of period	$2,066	2,039	2,066	2,039

Additional paid-in capital
Beginning of period	$29,157	23,424	28,205	22,975
Exercise of stock options	1,833	579	2,542	703
Restricted stock — change in value	1	(1)	(1)	(3)
Stock purchase plans	250	418	335	733
Tax benefit from stock plans	260	99	420	111

End of period	$31,501	24,519	31,501	24,519

Retained earnings
Beginning of period	$289,637	311,799	286,466	306,339
Net earnings	5,209	6,103	10,145	11,563
Dividends paid to shareholders	(1,767)	–	(3,532)	–

End of period	$293,079	317,902	293,079	317,902

Accumulated other comprehensive income (loss)
Beginning of period	$4,097	(810)	3,467	(610)
Foreign currency translation adjustment	(446)	2,356	184	2,156
Unrealized loss on investments	(63)	–	(63)	–

End of period	$3,588	1,546	3,588	1,546

Unamortized value of restricted stock issued
Beginning of period	$(474)	(737)	(544)	(800)
Restricted stock – vesting/forfeiture	–	–	13	–
Restricted stock – change in value	(1)	1	1	3
Restricted stock – amortization of value	67	68	122	129

End of period	$(408)	(668)	(408)	(668)

Treasury stock
Beginning of period	$(22,310)	(22,134)	(22,297)	(22,134)
Restricted stock – forfeiture	–	–	(13)	–

End of period	$(22,310)	(22,134)	(22,310)	(22,134)

Comprehensive income
Net earnings	$5,209	6,103	10,145	11,563
Foreign currency translation adjustment	(446)	2,356	184	2,156
Unrealized loss on investment	(63)	–	(63)	–

End of period	$4,700	8,459	10,266	13,719

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Six months ended
	June 30,
	2004	2003
Operating activities:
Net earnings	$10,145	11,563
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	4,839	6,893
Deferred income tax expense	2,013	5,107
Gain on sale of assets	(1,295)	–
Tax benefit from stock plans	420	111
Change in assets and liabilities, net of effects of divestitures:
Accounts receivable, net	(3,951)	(13,280)
Prepaid expenses	(3,151)	(2,575)
Accounts payable	(3,334)	(3,489)
Accrued expenses other current liabilities	4,072	(3,552)
Other assets, long-term liabilities and other	552	1,057

Net cash flow provided by operating activities	10,310	1,835

Investing activities:
Purchases of property and equipment	(3,106)	(7,786)
Purchases of short-term investments	(7,251)	(287)
Proceeds from sale of assets	2,162	–
Proceeds from notes receivable	–	3,050
Other	(24)	475

Net cash flow used in investing activities	(8,219)	(4,548)

Financing activities:
Dividends paid to shareholders	(3,532)	–
Obligations not liquidated because of outstanding checks	(2,287)	7,434
Proceeds from exercises of employee stock options	2,552	707

Net cash flow (used in) provided by financing activities	(3,267)	8,141

Effect of exchange rate changes on cash	141	38

Net (decrease) increase in cash and cash equivalents	(1,035)	5,466
Cash and cash equivalents, beginning of period	50,230	41,148

Cash and cash equivalents, end of period	$49,195	46,614

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, (net of refunds)	$1,346	(3,887)

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

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods. Certain amounts in prior periods have been reclassified to conform to the current period classification. In that regard, cash flow from operations, investing activities and financing activities for the six months ended June 30, 2003 were revised by $2.4 million, $3.1 million and $0.7 million, respectively, principally to reflect proceeds from a note receivable.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three and six month periods ended June 30, 2004 are not necessarily indicative of results that may be expected for the full year or any portion thereof.

2.	Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments as of June 30, 2004 and December 31, 2003 were comprised of the following:

	June 30,	December 31,
	2004	2003
Cash	$5,967	5,139
Cash equivalents	43,228	45,091

Total cash and cash equivalents	49,195	50,230
Short-term investments	29,857	22,606

Total cash, cash equivalents and short-term investments	$79,052	72,836

Cash equivalents and short-term investments are in liquid, high quality debt securities with diversification among the investments based upon the Company’s guidelines. Amortized cost approximates fair value. Gains and losses during the three and six month periods ended June 30, 2004 were immaterial.

All of the Company’s short-term investments are held as available-for-sale securities, and reflect investments in corporate bonds, various government agencies and commercial paper. Available-for-sale securities as of June 30, 2004 of $29.9 million include $25.6 million for securities maturing in one year or less and $4.3 million for securities maturing in one to three years.

3.	Restructuring

There were no restructuring charges during the first six months of 2004 and 2003.

The table presented below shows the current year activity related to previous restructurings from a balance sheet perspective:

	Net Accrual at		Net Accrual at
	December 31,		June 30,
	2003	Payments	2004
Severance	$633	(573)	60
Lease obligations	2,934	(1,631)	1,303

	$3,567	(2,204)	1,363

The remaining liability for severance will be substantially paid during the balance of 2004. The Company anticipates that the remaining liability for the termination of operating leases will be substantially paid by December 31, 2005. The accrual for restructuring charges is included in other accrued expenses in the accompanying consolidated balance sheets.

4.	Real Estate Exiting Costs

During the first half of 2004, the Company experienced continued declines in demand in its Life Sciences vertical within the Business Solutions segment. As a result, in the second quarter of 2004, management reorganized certain office space and determined that there was excess real estate capacity within the Life Sciences vertical. In addition, management also determined that there was excess real estate capacity in the MRI segment. Accordingly, certain real estate properties were permanently vacated resulting in the Company recording a pre-tax charge of approximately $1.0 million in the second quarter of 2004. This charge is included in operating and administrative expenses in the accompanying consolidated statements of earnings.

The table presented below shows the current year activity by reportable segments:

			Net Accrual
	Business		at June 30,
	Solutions	MRI	2004
Balance as of December 31, 2003	$–	–	–
Charge for real estate exiting costs	834	164	998
Payments	–	(53)	(53)

Balance as of June 30, 2004	$834	111	945

The future payments related to the above lease obligations are expected to extend through 2006. The accrual for vacant lease obligations is included in other accrued expenses in the accompanying consolidated balance sheets.

5.	Earnings Per Share

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of earnings.

The number of common shares used to calculate basic and diluted earnings per share for three and six months ended June 30, 2004 and 2003 was determined as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic
Average shares outstanding	19,648,123	19,400,900	19,619,615	19,383,796
Restricted shares issued not vested	(30,900)	(45,000)	(31,088)	(45,187)

	19,617,223	19,355,900	19,588,527	19,338,609

Diluted
Shares used for basic calculation	19,617,223	19,355,900	19,588,527	19,338,609
Dilutive effect of stock options	369,650	257,673	320,143	183,680
Dilutive effect of restricted shares issued not vested – time based	12,136	12,690	10,171	9,474
Dilutive effect of restricted shares issued not vested – performance based	250	250	188	188
Dilutive effect of units issuable under stock purchase plans	100,091	112,752	99,128	114,800

	20,099,350	19,739,265	20,018,157	19,646,751

6.	Stock Based Plans

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

SFAS No. 123, “Accounting for Stock Based Compensation”, uses a fair value based method of accounting for stock-based compensation. The following table reflects the pro-forma effect on net earnings and earnings per share for the three and six month periods ended June 30, 2004 and 2003 as if the Company had adopted the fair value recognition provisions of SFAS No. 123:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings, as reported	$5,209	6,103	$10,145	11,563
Stock-based employee and director compensation cost included in reported earnings, net of income tax effect	88	200	251	434
Stock-based employee and director compensation cost under fair value-based method, net of income tax effect	(485)	(619)	(992)	(1,203)

Pro forma net earnings	$4,812	5,684	$9,404	10,794

Net earnings per share:
Basic – as reported	$0.27	0.32	$0.52	0.60
Basic – pro forma	0.25	0.29	0.48	0.56
Diluted – as reported	$0.26	0.31	$0.51	0.59
Diluted – pro forma	0.24	0.29	0.47	0.55

7.	Reporting Segments

In January 2004, the Company implemented a new structure and leadership alignment. As a result, the Company is reporting its segments as follows: Business Solutions, AndersElite, Todays Staffing (“Todays”) and Management Recruiters International (“MRI”). Todays and MRI segments remain unchanged from prior reporting periods. Prior year segment reporting has been restated to conform to the new organizational structure.

Business Solutions includes most of the former Professional Services and Project Management reporting segments. It operates principally through five key verticals: CDI-Aerospace, CDI-Government Services, CDI-Information Technology (IT) Services, CDI-Life Sciences and CDI-Process & Industrial (P&I).

•	CDI-Aerospace provides a full range of engineering, design, project management, professional IT and engineering staffing and outsourcing solutions to both the commercial and military aerospace markets.

•	CDI-Government Services focuses on providing engineering, design and logistics services to the defense industry and serves as a provider of IT and professional staffing for federal agencies.

•	CDI-IT Services provides IT staffing and IT outsourcing solutions to a broad range of primarily service-based industries.

•	CDI-Life Sciences offers design validation, project management, engineering, professional staffing and outsourcing solutions to clients in the pharmaceutical, bio-pharmaceutical and regulated medical services industries.

•	CDI-Process & Industrial provides a full range of engineering, project management, design, professional staffing and outsourcing solutions to firms in two different sectors – the process sector which includes firms in oil, gas and chemicals and the industrial sector which includes firms in power generation and energy transmission, telecommunications and heavy manufacturing.

Business Solutions also provides services to businesses in the automotive and financial services industries.

AndersElite, formerly part of the Professional Services segment, is a leading United Kingdom firm specializing in sourcing professionals from architects and surveyors to electrical and construction engineers to information technology professionals in private and government-funded design and construction projects.

Todays provides temporary and permanent administrative, clerical and legal staffing services as well as managed staffing services.

MRI is a franchisor providing support services to its franchisees who engage in the search and recruitment of primarily management and sales personnel for employment by their customers. It also provides temporary management staffing services.

Operating segment data is presented in the following tables:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Business Solutions	$179,634	182,046	$352,086	367,605
AndersElite	40,387	35,403	79,902	69,125
Todays	31,223	36,441	61,124	71,013
MRI	13,595	16,104	27,714	31,777

	$264,839	269,994	$520,826	539,520

Earnings before income taxes:
Operating profit:
Business Solutions	$5,741	6,330	$11,965	14,280
AndersElite	851	2,064	2,369	3,830
Todays	834	2,145	1,290	3,537
MRI	3,793	1,869	6,119	2,552
Corporate	(3,672)	(3,690)	(6,800)	(7,119)

	7,547	8,718	14,943	17,080
Interest income, net and other	136	252	404	626

	$7,683	8,970	$15,347	17,706

	June 30,	December 31,
	2004	2003
Assets:
Business Solutions	$205,248	198,890
AndersElite	51,995	50,949
Todays	41,012	40,495
MRI	29,792	37,838
Corporate	79,615	73,390

	$407,662	401,562

8.	Sale of Assets

During June 2004, the Company recorded a pre-tax gain of $1.3 million in connection with a sale of certain assets and liabilities of its MRI operations. Under the terms of the sale agreement dated June 30, 2003, the Company received a $0.5 million non-refundable payment and a non-recourse note with a face value of $2.2 million. Since a substantial portion of the sales price received was in the form of a non-recourse note secured only by the business sold, and completion of the sale was contingent upon the buyer obtaining independent third-party financing for the remaining purchase price, the Company did not record this transaction as a sale until the buyer obtained third party funding. The buyer obtained such third party funding in June 2004 and paid the Company $2.2 million. The book value of the net assets relating to this sale, were $1.4 million.

9.	Subsequent Event

On July 20, 2004, the Board of Directors voted to pay a special dividend of $2.00 per share and a quarterly dividend of $0.11 per share to all shareholders of record as of August 4, 2004. Both dividends will be paid on August 18, 2004. As of July 26, 2004, there were 19,699,105 shares outstanding.

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

Results of Operations

Overview

The table that follows presents year-over-year trends of key performance indicators for the Company:

	Three months ended		Six months ended
(dollars in millions)	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$264.8	270.0	$520.8	539.5
Gross profit as a percentage of revenue	23.8%	24.1%	23.9%	24.8%
Operating and administrative expenses	$56.8	56.5	$110.6	116.5
Operating and administrative expenses as a percentage of revenue	21.4%	20.9%	21.2%	21.6%
Cash, cash equivalents and short-term investments			$79.1	105.4
Cash flow provided by operations			$10.3	1.8
Pre-tax return on equity (1)			10.1%	8.6%

(1)	Current quarter combined with the three preceding quarters’ earnings before income taxes divided by the average shareholders’ equity.

Consolidated revenues for the three and six month periods ended June 30, 2004 declined 1.9% and 3.5%, respectively, in comparison to the corresponding periods in 2003. These declines were primarily due to sluggish capital project spending by many of the Company’s large clients and slower than anticipated ramp up of new customer contract awards.

Management has initiated a number of strategic actions to bolster its sales and marketing capabilities. In January 2004, the Company initiated a new vertical go-to-market strategy to improve revenue opportunities as the economy rebounds by providing a more cohesive and relevant marketing and sales approach to new and existing customers. Concurrently, the Company also re-engineered its recruiting organization to improve efficiency and productivity by, among other things, changing the work flow for recruiters, appointing lead recruiters in each office and changing the incentive compensation arrangements for recruiters. Finally, MRI has executed a strategy to grow its international franchise organization through the sale of master franchise licenses. MRI executed a master franchise deal in the first quarter of 2004 in Japan and other global opportunities are being pursued.

As a result of these initiatives, combined with a modest rebound in the economy and customer spending patterns, the Company has won a number of new contracts and is experiencing increased permanent placement activity within its MRI franchise organization. The Company has improved its revenue trends during the second quarter of 2004 above normal seasonal patterns. On a sequential basis consolidated revenue for the second quarter of 2004 increased 3.5%. This is the first quarter of consolidated sequential revenue growth since the second quarter of 2000. Management anticipates further sequential improvements in its revenue trends during the second half of 2004.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2004

Revenues for the three and six months ended June 30, 2004 were lower compared to 2003, primarily due to weak demand, sluggish capital spending by customers as well as slower than anticipated ramp up of new project-based contract awards in the Business Solutions segment, ongoing competitive pressures within the Todays segment and to the exit of company-owned offices during the first half of 2003 within the MRI segment. These revenue declines were partially offset by revenue growth within the AndersElite segment due primarily to favorable exchange rates. Excluding the effects of exchange rates, AndersElite’s year-over-year revenue growth for the three and six months ended June 30, 2004 was 2.5% and 2.1%, respectively.

The decline in gross profit as a percentage of revenue in the three months ended June 30, 2004, as compared to 2003, was principally due to continued competitive pressures on national accounts and a shift in the mix from higher margin retail accounts to lower margin national accounts in the Todays segment. The decline in gross profit as a percentage of revenue in the first half of 2004, as compared to 2003 was primarily due to growth in lower margin staffing work and shrinkage in higher margin project business within the Business Solutions segment as well as a shift in business mix between higher margin retail accounts to lower margin national accounts in the Todays segment. Management is focusing on ways to reverse these trends. The Company also incurred substantial increases in state unemployment insurance (SUI) rates during 2004. In addition, the Company incurred a settlement in excess of established reserves for a prior year SUI dispute during the first quarter of 2004.

The increase in operating and administrative expenses in the second quarter of 2004 was due principally to a pre-tax charge of $1.0 million related to real estate that was permanently vacated primarily associated with the Life Sciences vertical within the Business Solutions segment. In addition, there was $0.4 million of expense related to Sarbanes-Oxley compliance efforts. Partially offsetting this increase were reductions in variable expenses resulting from lower year-over-year volume as well as benefits from various restructuring efforts completed during 2003.

The improvement in operating and administrative expenses in the first half of 2004 was due primarily to the reductions in variable expenses indicated above as well as to reversing a reserve of approximately $1.0 million, because the exposure for which it was originally established never materialized.

During the second half of 2004, the Company recorded a $1.3 million pre-tax gain resulting from the sale of the last company-owned office within the MRI segment.

The Company’s effective income tax rate for the second quarter of 2004 was 32.2%, as compared to 32.0% in the same period last year. For the first half of 2004, the effective income tax rate was 33.9%, as compared to 34.7% for 2003. This decrease in the effective income tax rate for the first half of 2004 was due primarily to the utilization of a previously reserved capital loss carry forward of $0.4 million, which was applied against the gain from the sale of the last company-owned MRI office, and $0.1 million of realized benefits associated with refunds of state income taxes.

During the first half of 2004, the Company improved its working capital position as evidenced by the increase in cash and short-term investments from $72.8 million at December 31, 2003 to $79.1 million at June 30, 2004. This improvement is due to the generation of cash flow from operations of $10.3 million in 2004.

Accordingly, the Board of Directors declared a special dividend of $2.00 per share and a quarterly dividend of $0.11 per share on July 20, 2004, payable to shareholders of record as of August 4, 2004. Both dividends will be paid on August 18, 2004.

Segment Results

Business Solutions

	For the three months ended			For the six months ended
			Percent			Percent
(dollars in millions)	June 30,		Change	June 30,		Change
	2004	2003	(%)	2004	2003	(%)
Revenues	$179.6	182.1	(1.3)	$352.1	367.6	(4.2)
Gross profit	$35.5	35.9	(1.0)	$69.4	75.6	(8.3)
Gross profit margin	19.8%	19.7%		19.7%	20.6%
Operating and administrative expenses	$29.8	29.6	0.8	$57.4	61.3	(6.4)
Operating profit	$5.7	6.3	(9.3)	$12.0	14.3	(16.2)

Business Solutions’ segment recorded revenues of $179.6 million and $352.1 million for the three and six month periods ended June 30, 2004, respectively. This represents decreases of $2.4 million, or 1.3% and $15.5 million, or 4.2%, respectively, compared with 2003. The revenue declines for the second quarter and first half of 2004 were primarily related to:

•	Reduced demand for engineering staffing in the Aerospace and P & I verticals due primarily to the ongoing softness in capital spending by key customers.

•	Reduced volume due to the loss of business within the Life Sciences vertical.

These declines were partially offset by increased volume in the IT Services and Government Services verticals.

Business Solutions’ gross profit of $35.5 million in the second quarter of 2004 decreased by $0.4 million, or 1.0%, as compared to the second quarter of 2003. Gross profit in the first half of 2004 decreased by $6.2 million, or 8.3%, as compared to the same period in 2003. The gross profit declines for the second quarter and first half of 2004 were primarily driven by:

•	Volume reductions in the P & I and Life Science verticals noted above along with a lower margin mix of business.

•	Lower margin mix of business in the IT Services vertical coupled with the SUI rate increases as previously discussed.

Business Solutions’ operating and administrative expenses increased by $0.2 million to $29.8 million, or 0.8% in the second quarter of 2004, as compared to 2003. This increase was due primarily to a $0.8 million charge related to real estate that was vacated during the second quarter of 2004 primarily associated with the Life Sciences vertical. In response to continuing declines in demand within the Life Sciences vertical, management reorganized certain office space and determined that the Life Sciences vertical had excess real estate capacity.

Partially offsetting this charge was a reduction in variable expenses due to lower volume.

Business Solutions’ operating and administrative expenses improved by $3.9 million to $57.4 million, or 6.4% in the first half of 2004, as compared to the same period of 2003. This improvement was due principally to reductions in variable expenses due to lower volume as well as benefits from restructuring efforts completed in 2003 and the reversal of a reserve of approximately $1.0 million because the exposure for which it was originally established never materialized. Partially offsetting this decline was the real estate charge noted above.

AndersElite

Below are the comparative operating results of AndersElite for 2004 and 2003 in U.S. dollars:

	For the three months ended			For the six months ended
			Percent			Percent
(U.S. dollars in millions)	June 30,		Change	June 30,		Change
	2004	2003	(%)	2004	2003	(%)
Revenues	$40.4	35.4	14.1	$79.9	69.1	15.6
Gross profit	$10.0	8.8	13.3	$19.8	17.5	13.0
Gross profit margin	24.6%	24.7%		24.7%	25.3%
Operating and administrative expenses	$9.1	6.7	35.5	$17.4	13.7	27.3
Operating profit	$0.9	2.1	(58.8)	$2.4	3.8	(38.1)

To effectively discuss the comparative results of operations for the three and six months ended June 30, 2004 and 2003, the following tables presents AndersElite results on a constant currency basis (i.e., British Pounds — £):

	For the three months ended			For the six months ended
			Percent			Percent
(British pounds in millions)	June 30,		Change	June 30,		Change
	2004	2003	(%)	2004	2003	(%)
Revenues	£22.3	21.9	2.1	£44.0	43.0	2.5
Gross profit	£5.5	5.4	1.4	£10.9	10.9	0.1
Gross profit margin	24.6%	24.7%		24.7%	25.3%
Operating and administrative expenses	£5.0	4.1	21.3	£9.6	8.5	12.8
Operating profit	£0.5	1.3	(63.0)	£1.3	2.4	(45.2)

On a constant currency basis, AndersElite’s revenues for the second quarter of 2004 increased 2.1% over 2003, while gross profit increased by 1.4%. For the first half of 2004, revenues on a constant currency basis increased 2.5% over 2003, while gross profit remained essentially flat due primarily to competitive pressure on staffing contracts. Operating profit on a constant currency basis declined 63.0% and 45.2%, respectively, for the three and six month periods ended June 30, 2004 over the same periods last year. These declines in operating profits were due largely to accelerated hiring and training costs incurred to standardize and upgrade the segment’s recruiting and business development capabilities. Typically, there is a period of six months or so before newly-hired recruiters generate revenue in excess of their costs. Additionally, in 2004, there were costs incurred related to replacement hirings resulting from staff turnover in the latter part of 2003.

Todays Staffing (Todays)

	For the three months ended			For the six months ended
			Percent			Percent
(dollars in millions)	June 30,		Change	June 30,		Change
	2004	2003	(%)	2004	2003	(%)
Revenues	$31.2	36.4	(14.3)	$61.1	71.0	(13.9)
Gross profit	$8.2	10.1	(18.2)	$16.2	19.9	(18.4)
Gross profit margin	26.4%	27.6%		26.5%	28.0%
Operating and administrative expenses	7.4	7.9	(6.5)	$14.9	16.4	(8.7)
Operating profit	$0.8	2.2	(61.1)	$1.3	3.5	(63.5)

Todays’ segment recorded revenues of $31.2 million for the second quarter of 2004, a decrease of $5.2 million or 14.3%, as compared to the second quarter of 2003. For the six months ended June 30, 2004, revenues were $61.1 million, a decrease of $9.9 million or 13.9%, as compared to the same period of 2003. The lower revenues in both the second quarter and the first half of 2004 reflect continued competitive pressure on national accounts and declines in higher margin retail accounts. In addition, Todays experienced reduced volume from customers in the mortgage industry during the second quarter and first half of 2004. Management is focusing on ways to reverse these trends.

Todays’ gross profit for the second quarter of 2004 was $8.2 million, a decrease of $1.9 million or 18.2%, as compared to the second quarter of 2003. Gross profit of $16.2 million in the first half of 2004 was lower by $3.7 million, or 18.4%, as compared to the first half of 2003. The reductions in gross profit were due to the revenue declines noted above coupled with reductions in gross profit margins from 27.6% to 26.4% and from 28.0% to 26.5% for the second quarter and first half of 2004, respectively. Gross profit margins decreased as a result of continued competitive pressures on national accounts, increased SUI rates and a shift in the mix of business between higher margin retail accounts to lower margin national accounts.

Todays’ operating and administrative expenses improved by $0.5 million to $7.4 million and $1.5 million to $14.9 million, respectively, for the second quarter and first half of 2004, as compared to 2003. The declines were due primarily to reductions in variable expenses due to lower volume partially offset by additional expenses as a result of the ramping up of sales and recruitment staff.

Management Recruiters International (MRI)

	For the three months ended			For the six months ended
			Percent			Percent
(dollars in millions)	June 30,		Change	June 30,		Change
	2004	2003	(%)	2004	2003	(%)
Revenues	$13.6	16.1	(15.6)	$27.7	31.8	(12.8)
Gross profit	$9.3	10.4	(10.6)	$18.9	20.5	(7.9)
Gross profit margin	68.7%	64.9%		68.1%	64.5%
Operating and administrative expenses	$6.8	8.6	(20.3)	$14.1	17.9	(21.7)
Operating profit	$3.8	1.8	102.9	$6.1	2.6	139.8

MRI’s segment recorded revenues of $13.6 million for the second quarter of 2004, a decrease of $2.5 million, or 15.6%, as compared to the second quarter of 2003. For the first half of 2004, MRI’s revenues declined $4.1 million, or 12.8%, to $27.7 million, as compared to the first half of 2003. The decreases in revenues were due to the exit of company-owned offices in the second quarter of 2003. An important development in the first half of 2004 was MRI’s entry in the Japanese market through the signing of a master franchise agreement with Fuji Staff, Inc., a Tokyo-based staffing business. MRI is pursuing other similar global opportunities.

MRI’s gross profit of $9.3 million in the second quarter of 2004 was lower by $1.1 million or 10.6%, as compared to the second quarter of 2003. Gross profit for the first half of 2004 decreased $1.6 million, or 7.9%, as compared to the same period in 2003. These decreases in gross profit margin were related to the exit of company-owned offices in 2003 partially offset by the improved gross profit margins from 64.9% to 68.7% and from 64.5% to 68.1% for the second quarter and first half of 2004, respectively. The profit margin improvements were driven primarily by the increase in franchise royalty revenues.

MRI’s operating and administrative expenses improved by $1.8 million to $6.8 million and by $3.8 million to $14.1 million for the second quarter and first half of 2004, respectively, as compared to 2003. The improvements were due primarily to cost containment measures and the exit of company-owned offices in 2003.

MRI’s operating profit was $3.8 million in the second quarter of 2004, as compared to $1.8 million in the second quarter of 2003. Operating profit for the first half of 2004 was $6.1 million, as compared to $2.6 million for the first half of 2003. These improvements in operating profit were due primarily to the pre-tax gain of $1.3 million from the sale of the last company-owned MRI office and to reductions in operating and administrative expenses noted above, partially offset by declines in gross profit and to a charge of $0.2 million related to real estate that was permanently vacated during the second quarter of 2004.

Corporate

Corporate expenses of $3.7 million were essentially flat for the second quarter of 2004, as compared to 2003. During the first six months of 2004, corporate expenses were $6.8 million, as compared to $7.1 million for the same period of 2003. Corporate expenses for the first half of 2004 were in line with expectations except for $0.4 million of incremental spending for Sarbanes-Oxley compliance during the second quarter of 2004, which management anticipates will continue at least at this level for the balance of 2004.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Six months ended
	June 30,
(in millions)	2004	2003
Operating Activities	$10.3	$1.8
Investing Activities	$(8.2)	$(4.5)
Financing Activities	$(3.3)	$8.1

Operating Activities

During the first six months of 2004, CDI generated approximately $10.3 million of cash flows from operating activities, as compared to $1.8 million during the same period in 2003. This increase in operating cash flow primarily reflects improvement in working capital management. In this regard, the Company continues to institute enhanced managerial controls and standardization over its contracting, receivables collection and disbursement processes.

Investing Activities

CDI invested $3.1 million in the first half of 2004 for purchases of property and equipment versus $7.8 million in the corresponding period of 2003. During the first half of 2003, the Company incurred capital investment to support the acquisition, configuration and implementation of a new back-office accounting system. Cash generated from operating activities has been conservatively invested and is readily available to fund Company operations and investment opportunities. During the first half of 2004, the Company purchased $7.3 million of short-term investments resulting principally from stronger operating cash flows.

Financing Activities

The Company paid shareholders quarterly dividends totaling $3.5 million during the first half of 2004. Additionally, CDI reduced its level of obligations not liquidated because of outstanding checks due to its working capital management in 2004.

Summary

At June 30, 2004, cash, cash equivalents, and short-term investments totaled $79.1 million and the Company has no bank debt. Management believes that its current funds and funds generated from operations will be sufficient to meet currently anticipated working capital, dividends and other capital requirements. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

On July 20, 2004, the Board of Directors approved a quarterly dividend of $0.11 per share and a special dividend of $2.00 per share. Both dividends, which will approximate $42.0 million, are to be paid on August 18, 2004 to shareholders of record as of August 4, 2004. The declaration and payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements.

Critical Accounting Policies and Estimates

These financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are both reasonable and appropriate, actual results may be materially different than estimated. The critical accounting policies, estimates and assumptions identified in the Company’s 2003 Annual Report on Form 10-K filed March 12, 2004 with the Securities and Exchange Commission have not materially changed.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates to its operations in foreign countries conducted principally through subsidiaries operating primarily in the United Kingdom and Canada. Exchange rate fluctuations impact the U. S. dollar value of reported earnings derived from these foreign operations as well as the carrying value of the Company’s investment in the net assets related to these operations. During the first quarter of 2004, the Company entered into a foreign exchange put option contract to hedge a portion of its U.K. foreign operations 2004 forecasted net earnings. The effects of foreign currency exchange rate fluctuations historically have been immaterial on CDI’s consolidated earnings.

The Company’s exposure to interest rate changes is not significant. As of June 30, 2004, there were no bank borrowings and only immaterial amounts of other debt outstanding, none of which was variable rate debt. The Company’s investment in money market and other short-term instruments are primarily at variable rates.

Item 4.

CONTROLS AND PROCEDURES

The Company has conducted an evaluation of the effectiveness of its disclosure controls and procedures under the supervision of its Chief Executive Officer and its Chief Financial Officer as of June 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported upon in such reports within the time periods specified for their filing. It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute assurance, that the objectives of the control system will be met.

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2004, the Company held its annual meeting of shareholders. The matters of business approved at the meeting were: (1) the election of eight directors of the Company, (2) the ratification of KPMG LLP as the Company’s independent auditor for 2004, (3) the Company’s 2004 Omnibus Stock Plan, and (4) the Company’s Stock Purchase Plan for Management Employees and Non-Employee Directors.

The vote for the ratification of KPMG LLP as independent auditor for 2004 was as follows:

For	17,793,776
Against	547,570
Abstain	3,966
Broker non-votes	None

The vote for the 2004 Omnibus Stock Plan was as follows:

For	15,347,641
Against	2,492,810
Abstain	16,474
Broker non-votes	488,387

The vote for the Stock Purchase Plan for Management Employees and Non-Employee Directors was as follows:

For	17,171,584
Against	665,297
Abstain	20,044
Broker non-votes	488,387

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.a.	CDI Corp. 2004 Omnibus Stock Plan, incorporated herein by reference to the Registrant’s Proxy Statement filed on April 21, 2004. (Constitutes a management contract or compensatory plan or arrangement)

10.b.	Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, incorporated herein by reference to the Registrant’s Proxy Statement filed on April 21, 2004. (Constitutes a management contract or compensatory plan or arrangement)

31.a.	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b.	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the three-month period ended June 30, 2004.

On April 22, 2004, the Company filed a report on Form 8-K to provide a copy of a news release announcing the Company’s financial results for the first fiscal quarter ended March 31, 2004.

On April 28, 2004, the Company filed a report on Form 8-K to provide information regarding the Company’s cash flow during the quarter ended March 31, 2004.

On June 1, 2004, the Company filed a report on Form 8-K to disclose information in connection with Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI CORP.

August 5, 2004	By:	/s/ Jay G. Stuart

Jay G. Stuart
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Number	Exhibit
10.a.	CDI Corp. 2004 Omnibus Stock Plan, incorporated herein by reference to the Registrant’s Proxy Statement filed on April 21, 2004. (Constitutes a management contract or compensatory plan or arrangement)

10.b.	Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, incorporated herein by reference to the Registrant’s Proxy Statement filed on April 21, 2004. (Constitutes a management contract or compensatory plan or arrangement)

31.a.	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b.	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.