Form 10-Q
period 2004-09-30
CDI CORP
filed 2004-11-09
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-05519

CDI CORP.

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2394430

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

1717 Arch Street, 35th Floor, Philadelphia, PA 19103-2768

(Address of principal executive offices)

Registrant’s telephone number, including area code:                  (215)569-2200

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes ☑          No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Section 12b-2 of the Exchange Act.)

                              Yes ☑          No ☐

     Outstanding shares of each of the Registrant’s classes of common stock as of October 25, 2004 were:

Common stock, $.10 par value	19,700,605 shares
Class B common stock, $.10 par value	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.
CONSOLIDATED FINANCIAL STATEMENTS
CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,
	2004	December 31,
	(unaudited)	2003
Assets
Current assets:
Cash and cash equivalents	$34,410	50,230
Accounts receivable, less allowance for doubtful accounts of $4,786- September 30, 2004; $5,496- December 31, 2003	203,683	199,630
Short-term investments	—	22,606
Income taxes receivable	1,224	—
Prepaid expenses	6,305	8,744
Deferred income taxes	5,364	8,484

Total current assets	250,986	289,694
Property and equipment, at cost:
Computers and systems	87,599	85,426
Equipment and furniture	26,618	26,256
Leasehold improvements	13,597	13,297

	127,814	124,979
Accumulated depreciation	(99,033)	(93,858)

Property and equipment, net	28,781	31,121

Deferred income taxes	6,418	7,133
Goodwill, net	68,211	68,211
Other assets	4,184	5,403

Total assets	$358,580	401,562

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,
	2004	December 31,
	(unaudited)	2003
Liabilities and Shareholders’ Equity
Current liabilities:
Obligations not liquidated because of outstanding checks	$1,590	5,848
Accounts payable	21,377	23,824
Withheld payroll taxes	3,552	2,596
Accrued compensation and related expenses	43,304	44,343
Other accrued expenses	12,694	18,191
Income taxes payable	—	464

Total current liabilities	82,517	95,266

Deferred compensation	7,814	8,945

Total liabilities	90,331	104,211

Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 20,664,539 shares — September 30, 2004; 20,535,835 shares — December 31, 2003	2,066	2,054
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in capital	31,567	28,205
Retained earnings	253,799	286,466
Accumulated other comprehensive income	3,467	3,467
Unamortized value of restricted stock issued	(340)	(544)
Less common stock in treasury, at cost - 963,934 shares — September 30, 2004; 963,465 shares — December 31, 2003	(22,310)	(22,297)

Total shareholders’ equity	268,249	297,351

Total liabilities and shareholders’ equity	$358,580	401,562

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Earnings
(Unaudited) (In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$263,249	264,355	784,075	803,875
Cost of services	200,816	200,888	597,361	606,862

Gross profit	62,433	63,467	186,714	197,013
Operating and administrative expenses	58,825	54,278	169,458	170,744
Provision for restructure	—	69	—	69
Gain on sale of assets	—	—	(1,295)	—

Operating profit	3,608	9,120	18,551	26,200
Interest income, net and other	39	170	443	796

Earnings before income taxes	3,647	9,290	18,994	26,996
Income tax expense	1,360	3,317	6,562	9,460

Net earnings	$2,287	5,973	12,432	17,536

Basic earnings per share	$0.12	0.31	0.63	0.91
Diluted earning per share	$0.11	0.30	0.62	0.89

Cash dividends per share	$2.11	2.09	2.31	2.09

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Common stock
Beginning of period	$2,066	2,039	2,054	2,031
Exercise of stock options	—	4	10	8
Stock purchase plans	—	—	2	4

End of period	$2,066	2,043	2,066	2,043

Additional paid-in capital
Beginning of period	$31,501	24,519	28,205	22,975
Exercise of stock options	64	747	2,606	1,451
Restricted stock — change in value	(7)	—	(8)	(2)
Stock purchase plans	—	5	335	736
Tax benefit from stock plans	9	1	429	112

End of period	$31,567	25,272	31,567	25,272

Retained earnings
Beginning of period	$293,079	317,902	286,466	306,339
Net earnings	2,287	5,973	12,432	17,536
Dividends paid to shareholders	(41,567)	(40,660)	(45,099)	(40,660)

End of period	$253,799	283,215	253,799	283,215

Accumulated other comprehensive income (loss)
Beginning of period	$3,588	1,546	3,467	(610)
Foreign currency translation adjustment	(184)	(1,007)	—	1,149
Realized loss on sale of investments	63	—	—	—

End of period	$3,467	539	3,467	539

Unamortized value of restricted stock issued
Beginning of period	$(408)	(668)	(544)	(800)
Restricted stock — vesting/forfeiture	—	—	13	—
Restricted stock — change in value	7	—	8	2
Restricted stock — amortization of value	61	65	183	195

End of period	$(340)	(603)	(340)	(603)

Treasury stock
Beginning of period	$(22,310)	(22,134)	(22,297)	(22,134)
Restricted stock — forfeiture	—	—	(13)	—

End of period	$(22,310)	(22,134)	(22,310)	(22,134)

Comprehensive income
Net earnings	$2,287	5,973	12,432	17,536
Foreign currency translation adjustment	(184)	(1,007)	—	1,149
Realized loss on sale of investments	63	—	—	—

End of period	$2,166	4,966	12,432	18,685

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Nine months ended
	September 30,
	2004	2003
Operating activities:
Net earnings	$12,432	17,536
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	7,250	9,458
Deferred income tax expense	3,835	6,678
Non-cash provision for restructure expense	—	69
Gain on sale of assets	(1,295)	—
Tax benefit from stock plans	429	112
Change in assets and liabilities, net of effects of divestitures:
Accounts receivable, net	(4,053)	(19,766)
Prepaid expenses	415	333
Accounts payable	(2,448)	(7,179)
Accrued expenses other current liabilities	(6,111)	(6,034)
Other assets, long-term liabilities and other	625	3,220

Net cash flow provided by operating activities	11,079	4,427

Investing activities:
Purchases of property and equipment	(5,054)	(11,776)
Sales of short-term investments, net	22,606	28,479
Proceeds from sale of assets	2,162	—
Proceeds from notes receivable	—	3,050
Other	144	606

Net cash flow provided by investing activities	19,858	20,359

Financing activities:
Dividends paid to shareholders	(45,099)	(40,660)
Obligations not liquidated because of outstanding checks	(4,258)	3,056
Proceeds from exercises of employee stock options	2,616	1,459

Net cash used in financing activities	(46,741)	(36,145)

Effect of exchange rate changes on cash	(16)	(101)

Net decrease in cash and cash equivalents	(15,820)	(11,460)
Cash and cash equivalents, beginning of year	50,230	41,148

Cash and cash equivalents, end of period	$34,410	29,688

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, (net of refunds)	$3,257	(5,947)

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

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods. Certain amounts in prior periods have been reclassified to conform to the current period classification. In that regard, cash flow from operations and financing activities for the nine months ended September 30, 2003 were revised by $3.0 million and $3.1 million, respectively, principally to reflect proceeds from a note receivable.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of results that may be expected for the full year or any portion thereof.

In accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, the Company recorded revenue and accounts receivable of $0.3 million and $1.2 million for the three and nine month periods ended September 30, 2004, respectively; reflecting the anticipated recovery of costs incurred on a contract which is currently in dispute. Management believes that it is probable that this claim will be collectible from the customer.

2. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments as of September 30, 2004 and December 31, 2003 were comprised of the following:

	September 30,	December 31,
	2004	2003
Cash	$9,604	5,139
Cash equivalents	24,806	45,091

Total cash and cash equivalents	34,410	50,230
Short-term investments	—	22,606

Total cash, cash equivalents and short-term investments	$34,410	72,836

Cash equivalents and short-term investments are in liquid, high quality debt securities with diversification among the investments based upon the Company’s guidelines. Amortized cost approximates fair value. Gains and losses during the three and nine month periods ended September 30, 2004 were immaterial. The decrease in cash, cash equivalents and short-term investments from December 31, 2003 was primarily due to the Company’s payments of a special dividend and three quarterly dividends totaling $45.1 million during 2004.

3. Restructuring

During the nine months ended September 30, 2004, the Company recorded no restructuring expenses, as compared to $0.01 million recorded in the first nine months of 2003. The charge included severances of $0.4 million in connection with the Company’s growth strategy and leadership consolidation plan, partially offset by a $0.3 million adjustment to a previously estimated provision for operating lease obligations.

The breakdown of the restructuring expense for 2003 among reporting segments was as follows:

Three and nine months
ended
September 30, 2003
Business Solutions	$218
Todays Staffing	(222)
Management Recruiters International	130
Corporate	(57)

$69

The table presented below shows the current year activity related to previous restructurings from a balance sheet perspective:

	Net Accrual at		Net Accrual at
	December 31,		September 30,
	2003	Payments	2004
Severance	$633	(578)	55
Lease obligations	2,934	(2,178)	756

	$3,567	(2,756)	811

The remaining liability for severance will be substantially paid during the balance of 2004. The Company anticipates that the remaining liability for the termination of operating leases will be substantially paid by December 31, 2005. The accrual for restructuring charges is included in other accrued expenses in the accompanying consolidated balance sheets.

4. Real Estate Exit Costs

During the first half of 2004, the Company experienced continued declines in demand in its Life Sciences vertical within the Business Solutions segment. As a result, in the second quarter of 2004, management evaluated certain office space and determined that there was excess real estate capacity within the Life Sciences vertical. In addition, management also determined that there was excess real estate capacity in the MRI segment. Accordingly, certain real estate properties were permanently vacated resulting in the Company recording a pre-tax charge of approximately $1.0 million in the second quarter of 2004. This charge is included in operating and administrative expenses in the accompanying consolidated statements of earnings.

The table presented below shows the current year activity by reportable segments:

	Business
	Solutions	MRI	Totals
Balance as of December 31, 2003	$—	—	—
Charge for real estate exit costs	834	164	998
Payments/reduction of assets	(410)	(53)	(463)

Balance as of September 30, 2004	$424	111	535

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

The number of common shares used to calculate basic and diluted earnings per share for three and nine months ended September 30, 2004 and 2003 was determined as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic
Average shares outstanding	19,699,470	19,449,668	19,646,233	19,405,753
Restricted shares issued not vested	(30,900)	(45,000)	(31,025)	(45,125)

	19,668,570	19,404,668	19,615,208	19,360,628

Diluted
Shares used for basic calculation	19,668,570	19,404,668	19,615,208	19,360,628
Dilutive effect of stock options	191,934	228,913	277,407	198,758
Dilutive effect of restricted shares issued not vested — time based	12,068	14,278	10,803	11,075
Dilutive effect of restricted shares issued not vested -performance based	375	375	250	250
Dilutive effect of units issuable under stock purchase plans	101,840	100,393	100,032	109,999

	19,974,787	19,748,627	20,003,700	19,680,710

6. Stock Based Plans

The Company uses the intrinsic value method of accounting for stock options and other forms of stock-based compensation granted to employees and directors, in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. No compensation cost has been recognized for grants of stock options because option exercise prices are not less than the fair market value of the underlying common stock at dates of grant. Compensation cost has been recognized for restricted stock issued and for units granted under the Stock Purchase Plan.

SFAS No. 123, “Accounting for Stock Based Compensation", uses a fair value based method of accounting for stock-based compensation. The following table reflects the pro-forma effect on net earnings and earnings per share for the three and nine month periods ended September 30, 2004 and 2003 as if the Company had adopted the fair value recognition provisions of SFAS No. 123:

	Three months end		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings, as reported	$2,287	5,973	$12,432	17,536
Stock-based employee and director compensation cost included in reported earnings, net of income tax effect	175	49	426	484
Stock-based employee and director compensation cost under fair value-based method, net of income tax effect	(509)	(425)	(1,502)	(1,629)

Pro forma net earnings	$1,953	5,597	$11,356	16,931

Net earnings per share:
Basic – as reported	$0.12	0.31	$0.63	0.91
Basic – pro forma	0.10	0.29	0.58	0.85
Diluted – as reported	$0.11	0.30	$0.62	0.89
Diluted – pro forma	0.10	0.28	0.57	0.83

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

•	CDI-Aerospace provides a full range of engineering, design, project management, professional IT and engineering staffing and outsourcing solutions to both the commercial and military aerospace markets.

•	CDI-Government Services focuses on providing engineering, design and logistics services to the defense industry and serves as a provider of IT and professional staffing for federal agencies.

•	CDI-IT Services provides IT staffing and IT outsourcing solutions to a broad range of primarily service-based industries.

•	CDI-Life Sciences offers design validation, project management, engineering, professional staffing and outsourcing solutions to clients in the pharmaceutical, bio-pharmaceutical and regulated medical services industries.

•	CDI-P&I provides a full range of engineering, project management, design, professional staffing and outsourcing solutions to firms in two different sectors — the process sector which includes firms in oil, gas and chemicals and the industrial sector which includes firms in power generation and energy transmission, telecommunications and heavy manufacturing.

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

Operating segment data is presented in the following tables:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Business Solutions	$176,930	177,819	$529,016	545,424
AndersElite	43,052	39,422	122,954	108,547
Todays	29,131	34,069	90,255	105,082
MRI	14,136	13,045	41,850	44,822

	$263,249	264,355	$784,075	803,875

Earnings before income taxes:
Operating profit:
Business Solutions	$4,417	6,430	$16,382	20,710
AndersElite	687	2,685	3,056	6,515
Todays	440	1,972	1,730	5,509
MRI	2,719	905	8,838	3,457
Corporate expenses	(4,655)	(2,872)	(11,455)	(9,991)

	3,608	9,120	18,551	26,200
Interest income, net and other	39	170	443	796

	$3,647	9,290	$18,994	26,996

	September 30,	December 31,
	2004	2003
Assets:
Business Solutions	$200,690	198,890
AndersElite	53,501	50,949
Todays	40,783	40,495
MRI	28,630	37,838
Corporate	34,976	73,390

	$358,580	401,562

8. Sale of Assets

During June 2004, the Company recorded a pre-tax gain of $1.3 million in connection with a sale of certain assets and liabilities of its MRI operations. Under the terms of the sale agreement dated June 30, 2003, the Company received a $0.5 million non-refundable payment and a non-recourse note with a face value of $2.2 million. Since a substantial portion of the sales price received was in the form of a non-recourse note secured only by the business sold, and completion of the sale was contingent upon the buyer obtaining independent third-party financing for the remaining purchase price, the Company did not record this transaction as a sale until the buyer obtained third party funding. The buyer obtained such third party funding in June 2004 and paid the Company $2.2 million. The book value of the net assets sold was $1.4 million.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information
Certain information in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, “believes”, “expects,” “may,” “will,” “should,”, “hopes”, “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as the effects of, and changes in general economic conditions and capital spending by customers, competitive market pressures, material changes in demand from larger customers, availability of labor, the Company’s performance on contracts, changes in customers’ attitudes toward outsourcing, government policies or judicial decisions adverse to the staffing industry, and other uncertainties set forth herein and in the Company’s 2003 Form 10-K, and as may be set forth in the Company’s subsequent press releases and/or Forms 10-Q, 8-K and other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

Executive Overview

During the third quarter, CDI continued to be significantly negatively impacted by sluggish capital spending by customers in several of its key vertical markets, particularly the Process and Industrial (“P&I”) and Aerospace verticals of its Business Solutions segment. This depressed capital spend has been evidenced by ongoing delays in the ramp-up of projects associated with new contracts wins. The Company’s third quarter results were also negatively impacted by continued softness in the Todays segment’s local retail business as well as continued competitive pressures in the national accounts business. AndersElite’s and MRI’s revenues grew sequentially in the third quarter. The Company’s gross profits in the third quarter were also negatively affected by a relative increase in lower-margin business compared to higher-margin business. CDI’s net earnings in the third quarter were hurt by substantial increases in operating and administrative expenses principally due to greater investments made in hiring recruiting, sales and management personnel, additional Sarbanes-Oxley compliance expenses, a state unclaimed property audit covering periods in the 1990’s, increased employee-related costs stemming from higher workers’ compensation liabilities and increases in state unemployment insurance (“SUI”) rates in 2004.

     Management believes that the downward revenue trend has stabilized; however, the Company anticipates lower sequential revenues in the fourth quarter of 2004 due largely to business seasonality. The Company is continuing to see increased bidding activity in its Business Solutions segment. Management anticipates that some of the delayed projects will begin in the fourth quarter, and more of them in the first quarter of 2005. Although the Company has not yet demonstrated growth in local and regional accounts within its Todays segment, management continues to focus its efforts in this area where it can achieve higher gross profit margins versus lower margin national accounts business. In addition, management believes that its investments in new sales, recruiting and management personnel, business development and employee training, particularly at AndersElite, will result in future revenue growth.

     The table that follows presents year-over-year trends of key performance indicators for the Company:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in millions)	2004	2003	2004	2003
Revenues	$263.3	264.4	$784.1	803.9
Gross profit as a percentage of revenue	23.7%	24.0%	23.8%	24.5%
Operating and administrative expenses	$58.8	54.3	$169.5	170.7
Operating and administrative expenses as a percentage of revenue	22.3%	20.5%	21.6%	21.2%
Cash, cash equivalents and short-term investments			$34.4	59.7
Cash flow provided by operations			$11.1	4.4
Pre-tax return on equity (1)			9.4%	12.6%

(1)	Current quarter combined with the three preceding quarters’ earnings before income taxes divided by the average shareholders’ equity.

Consolidated Results

Third quarter 2004 versus third quarter 2003

Revenue for the three months ended September 30, 2004 decreased by $1.1 million, or 0.4%, as compared to 2003. This decrease was primarily due to:

•	Ongoing competitive pricing pressures within the Todays segment for national accounts business, as well as some shrinkage in its retail account volume.

•	Reduced demand in the Aerospace and P&I verticals within the Business Solutions segment resulting from lower capital spending by customers and to continued delays in new business ramp-up.

•	Loss of business in the Life Sciences vertical within the Business Solutions segment.

     These revenue declines were partially offset by:

•	Favorable exchange rates associated with the AndersElite segment in the UK.

•	Revenue growth within the MRI segment primarily due to increases in franchise royalty revenues resulting from broad based permanent placement hiring demand.

•	Increased volume in the Information Technology (“IT”) vertical within the Business Solutions segment.

The decrease in gross profit as a percent of revenue in the third quarter of 2004, as compared to 2003 was principally due to:

•	Continued lower margin mix of business within the Business Solutions segment as well as price pressures within the IT vertical.

•	Increased employee-related costs such as SUI and workers’ compensation due primarily to adverse experience on several claims cases.

The decrease in gross profit as a percentage of revenue as described above was partially offset by higher margins within MRI due largely to the increase in franchise royalty revenues.

Operating and administrative expenses in the third quarter of 2004 increased by $4.5 million, or 8.4%, as compared to 2003. This increase was largely attributable to:

•	Increased spending of $2.6 million within AndersElite due primarily to hiring of recruiting, sales and management personnel, driven by higher than normal staff turnover.

•	Increased spending related to the Company’s Sarbanes-Oxley compliance program of approximately $1.0 million.

•	Incremental expense of $0.4 million due a state unclaimed property audit covering the periods in the 1990’s.

The Company’s effective income tax rate for the third quarter of 2004 was 37.3%, as compared to 35.7% in the same period last year. The increase was primarily due to a favorable resolution of a state tax matter of approximately $0.3 million, during 2003.

Nine months 2004 versus nine months 2003

Revenue for the nine months ended September 30, 2004 declined by $19.8 million, or 2.5%, as compared to 2003. This decrease was primarily due to volume declines in Todays of $14.8 million and in Business Solutions of $16.4 million as a result of continued softness in their respective markets and competitive pricing pressures. This decline is partially offset by a $14.5 million increase in revenue in AndersElite, almost exclusively due to favorable exchange rates.

The decline in gross profit as a percent of revenue in the first nine months of 2004 compared to the same period last year was principally due to the same factors as noted in the third quarter year-over-year discussion above.

Operating and administrative expenses in the nine months ended September 30, 2004 declined by $1.2 million, or 0.8% as compared to 2003. This improvement was largely due to reductions in variable expenses resulting from lower year-over-year volume and benefits from various restructuring efforts completed during 2003. However, these reductions were partially offset by a pre-tax charge of $1.0 million recorded in the second quarter of 2004 related to real estate that was permanently vacated and by the same factors noted in the third quarter year-over-year discussion above.

During the second quarter of 2004, the Company recorded a $1.3 million pre-tax gain resulting from the sale of the last company-owned office within the MRI segment.

The Company’s effective income tax rate for the first nine months of 2004 was 34.5%, as compared to 35.0% in 2003.

Segment Results

Business Solutions

	For the three months ended			For the nine months ended
			Percent			Percent
	September 30,		Change	September 30,		Change
(dollars in millions)	2004	2003	(%)	2004	2003	(%)
Revenues	$176.9	177.8	(0.5)	$529.0	545.4	(3.0)
Gross profit	$33.9	35.9	(5.6)	$103.3	111.6	(7.4)
Gross profit margin	19.2%	20.2%		19.5%	20.5%
Operating and administrative expenses	$29.5	29.3	0.8	$86.9	90.6	(4.1)
Operating profit	$4.4	6.4	(31.3)	$16.4	20.7	(20.9)

Third quarter 2004 versus third quarter 2003

Business Solutions’ revenue for the three months ended September 30, 2004 declined by $0.9 million, or 0.5%, as compared to 2003. This decrease was primarily due to:

•	Reduced volume due to loss of business within the Life Sciences vertical.

•	Reduced demand for engineering services in both the Aerospace and P&I verticals due to lower capital spending by customers.

The declines were partially offset by increased volume in the IT vertical due to growth in managed staffing services.

Business Solutions’ gross profit of $33.9 million for the third quarter of 2004 declined by $2.0 million or 5.6%, as compared to 2003. This decline was principally due to:

•	Volume reductions as noted above.

•	Customer pricing pressures as well as growth in lower margin business in both the P&I and IT verticals.

•	Increased employee-related costs such as SUI and workers’ compensation.

Business Solutions’ operating and administrative expenses in the third quarter of 2004 increased slightly by $0.2 million or 0.8% when compared to 2003. This increase was primarily due to:

•	A state unclaimed property audit covering periods in the 1990’s resulting in an expense of $0.4 million.

•	Incremental Sarbanes-Oxley compliance expenses of $0.2 million associated with training of field personnel across the segment.

•	Higher workers’ compensation expense of $0.2 million.

This increase was partially offset by benefits from restructuring efforts completed in 2003.

Nine months 2004 versus nine months 2003

Business Solutions’ revenue for the nine months ended September 30, 2004 declined by $16.4 million, or 3.0% as compared to 2003. This decrease was primarily due to:

•	Reduced volume due to loss of business in the Life Sciences vertical, particularly during the first half of 2004.

•	Volume reduction in both the P&I and Aerospace verticals, particularly during the first half of 2004.

The declines noted above were partially offset by growth in the IT vertical.

Business Solutions’ gross profit of $103.3 million for the first nine months of 2004 declined by $8.3 million or 7.4%, as compared to the same period in 2003. This decline was principally due to:

•	Volume reductions due to loss of business in the higher-margin Life Sciences vertical.

•	Reduced volume and higher mix of lower margin business in the P&I vertical.

•	Shift in the mix of business in the IT vertical to lower-margin business.

Business Solutions’ operating and administrative expenses in the first nine months of 2004 declined by $3.7 million, or 4.1% as compared to 2003. This improvement was largely due to:

•	Reductions in variable expenses due to the lower volume.

•	Benefits from restructuring efforts completed in 2003.

•	The reversal of a $1.0 million reserve in the second quarter of 2004 because the exposure for which it was originally established never materialized.

These improvements were partially offset by the increases referred to in the third quarter year-over-year discussion above.

AndersElite

Below are the comparative operating results of AndersElite for 2004 and 2003 in U.S. dollars:

	For the three months ended			For the nine months ended
			Percent			Percent
	September 30,		Change	September 30,		Change
	2004	2003	(%)	2004	2003	(%)
Revenues	$43.1	39.4	9.2	$123.0	108.5	13.3
Gross profit	$10.6	10.0	6.2	$30.4	27.5	10.5
Gross profit margin	24.7%	25.4%		24.7%	25.3%
Operating and administrative expenses	$9.9	7.3	35.7	$27.3	21.0	30.2
Operating profit	$0.7	2.7	(74.4)	$3.1	6.5	(53.1)

To more effectively discuss the comparative results of operations of AndersElite for the three and nine months ended September 30, 2004 and 2003, the following tables presents AndersElite’s results on a constant currency basis (i.e., British Pounds — £):

	For the three months ended			For the nine months ended
			Percent			Percent
	September 30,		Change	September 30,		Change
(British pounds in millions)	2004	2003	(%)	2004	2003	(%)
Revenues	£23.9	24.4	(2.2)	£67.9	67.4	0.8
Gross profit	£5.9	6.2	(4.9)	£16.8	17.1	(1.7)
Gross profit margin	24.7%	25.4%		24.7%	25.3%
Operating and administrative expenses	£5.5	4.5	21.5	£15.1	13.0	15.8
Operating profit	£0.4	1.7	(77.0)	£1.7	4.0	(58.2)

Third quarter and nine months 2004 versus third quarter 2003 and nine months 2003

On constant currency basis, AndersElite’s revenues and gross profit decreased slightly for the three months ended 2004 and were essentially flat for the first nine months of 2004, as compared to the respective comparable periods in 2003. The declines in revenue for the third quarter and gross profit for both the third quarter and first nine months of 2004 versus 2003 were primarily due to lower staffing revenue resulting from significant re-staffing of its recruiting and sales personnel and the inherent delay before newly hired sales staff generate revenue.

On a constant currency basis, AndersElite’s operating and administrative expenses increased 21.5% and 15.8% in the third quarter and first nine months of 2004, respectively, over the same periods last year. This increase was largely due to :

•	Investments made in hiring recruiting, sales and management personnel due to higher-then-normal staff turnover, resulting in part from competitive pressures.

•	Incremental hiring to standardize and upgrade business development and training capabilities to position AndersElite for future growth.

Todays Staffing (“Todays”)

	For the three months ended			For the nine months ended
			Percent			Percent
	September 30,		Change	September 30,		Change
(dollars in millions)	2004	2003	(%)	2004	2003	(%)
Revenues	$29.1	34.1	(14.5)	$90.3	105.1	(14.1)
Gross profit	$8.1	9.3	(13.3)	$24.3	29.2	(16.8)
Gross profit margin	27.7%	27.3%		26.9%	27.8%
Operating and administrative expenses	$7.6	7.6	—	$22.6	23.9	(5.6)
Operating profit	$0.4	2.0	(77.7)	$1.7	5.5	(68.6)

Third quarter and nine months 2004 versus third quarter 2003 and nine months 2003

Todays’ revenue for the third quarter of 2004 declined by $5.0 million, or 14.5%, as compared to the third quarter 2003. For the nine months ended September 30, 2004 revenues declined by $14.8 million or 14.1% as compared to the same period in 2003.

These decreases were primarily due to:

•	Continued volume declines in the higher-margin retail accounts.

•	Ongoing pricing pressures on national accounts.

In response to this trend, management has established a dedicated team to more effectively manage and grow its national accounts while also redirecting local office efforts to grow both high margin retail accounts and permanent placement revenue.

Todays’ gross profit for the third quarter of 2004 declined by $1.2 million, or 13.3%, as compared to the third quarter 2003. For the nine months ended September 30, 2004 gross profit declined by $4.9 million, or 16.8%, as compared to the same period in 2003. These decreases were primarily due to the volume declines noted above.

Todays’ operating and administrative expenses in the third quarter of 2004 were flat in comparison to the same period in 2003. This was largely due to reductions in variable expenses due to lower volume, offset by higher investment in hiring sales and recruitment management personnel.

The operating and administrative expenses in the first nine months of 2004 declined 5.6% as compared to 2003. This decline was due to reductions in variable expenses, offset in part by increased charges for ramping up sales and recruitment staff.

Management Recruiters International (“MRI”)

	For the three months ended			For the nine months ended
			Percent			Percent
	September 30,		Change	September 30,		Change
(dollars in millions)	2004	2003	(%)	2004	2003	(%)
Revenues	$14.1	13.0	8.4	$41.9	44.8	(6.6)
Gross profit	$9.8	8.2	19.3	$28.7	28.7	—
Gross profit margin	69.5%	63.1%		68.6%	64.1%
Operating and administrative expenses	$7.1	7.2	(1.3)	$21.2	25.2	(15.9)
Gain on sale of asset	—	—	—	$1.3	—	—
Operating profit	$2.7	0.9	200.4	$8.8	3.5	155.6

Third quarter 2004 versus third quarter 2003

MRI’s revenue for the three months ended September 30, 2004 increased by $1.1 million, or 8.4% as compared to 2003. This increase was primarily due to increased franchise royalty revenues of 22% over last year resulting from an increase in permanent placement activity within the MRI franchise network. This increase was partially offset by lower temporary management and specialty staffing revenue.

MRI’s gross profit of $9.8 million for the third quarter of 2004 increased by $1.6 million or 19.3 % as compared to 2003. This increase was principally due to the higher margin franchise royalty revenues.

MRI’s operating and administrative expenses in the third quarter of 2004 were essentially flat to 2003 largely due to expense containment measures instituted in 2004.

Nine months 2004 versus nine months 2003

MRI’s revenue for the nine months ended September 30, 2004 declined by $2.9 million, or 6.6% as compared to 2003. This decrease was primarily due to:

•	Exit of the last of the company- owned offices in the first half of 2003.

•	Lower temporary management and specialty staffing revenue.

This decline was partially offset by higher franchise royalty revenues and franchise sales.

MRI’s gross profit of $28.7 million for the first nine months of 2004 was flat as compared to 2003 due largely to the gross profit on the increase of franchise royalty revenues being offset by the lost gross profit from the exiting of company-owned offices in 2003.

MRI’s operating and administrative expenses in the nine months ended September 30, 2004 declined by $4.0 million, or 15.9% as compared to 2003. This improvement was largely due to :

•	Expense containment measures instituted in 2004.

•	Reduction of operating expenses due to the exit of the last of company-owned offices in the first half of 2003.

Corporate Expenses

Corporate expenses were $4.7 million for the third quarter of 2004, as compared to $2.9 for the third quarter of 2003. This increase was primarily due to incremental spending for Sarbanes-Oxley compliance of $0.8 million, higher employee expenses associated with new hires of $0.5 million and higher legal expenses of $0.2 million related to several ongoing litigation matters. During the first nine months of 2004, corporate expenses were $11.5 million, as compared to $10.0 million for the same period of 2003. This increase was primarily due to incremental spending for Sarbanes-Oxley compliance of $1.2 million and higher legal expenses of $0.3 million, as previously noted.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Nine months ended
	September 30,
(in millions)	2004	2003
Cash provided by (used in):
Operating Activities	$11.1	$4.4
Investing Activities	$19.9	$20.4
Financing Activities	$(46.7)	$(36.1)

Operating Activities

During the first nine months of 2004, CDI generated approximately $11.1 million of cash flows from operating activities, as compared to $4.4 million during the same period in 2003. This increase in operating cash flow primarily reflects the Company’s continued improvement in its working capital management.

Investing Activities

CDI invested $5.1 million in the first nine months of 2004 for purchases of property and equipment versus $11.8 million in the corresponding period of 2003. During the first nine months of 2003, the Company incurred capital expenditures to support the acquisition, configuration and implementation of a new back-office accounting system. Cash generated from operating activities has been conservatively invested and is readily available to fund Company operations and investment opportunities. During the nine month period ended September 30, 2004, the Company sold $22.6 million of short-term investments principally to fund the payment of dividends aggregating $45.1 million during 2004.

Financing Activities

The Company paid shareholders a special dividend and three quarterly dividends totaling $45.1 million during the nine month period ended September 30, 2004. Additionally, CDI reduced its level of obligations not liquidated because of outstanding checks due to its ongoing focus on working capital management.

Summary

At September 30, 2004, cash and cash equivalents totaled $34.4 million, and the Company had no bank debt. Management believes that its current funds and funds generated from operations will be sufficient to meet currently anticipated working capital, dividends and other capital requirements. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

On October 20, 2004, the Company declared a quarterly dividend of $0.11 per share, payable on November 17, 2004. The declaration and payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates to its operations in foreign countries conducted principally through subsidiaries operating primarily in the United Kingdom and Canada. Exchange rate fluctuations impact the U. S. dollar value of reported earnings derived from these foreign operations as well as the carrying value of the Company’s investment in the net assets related to these operations. During the first quarter of 2004, the Company entered into a foreign exchange put option contract to hedge a portion of its U.K. foreign operations 2004 forecasted net earnings. The effects of foreign currency exchange rate fluctuations on CDI’s consolidated earnings historically have been immaterial.

The Company’s exposure to interest rate changes is not significant. As of September 30, 2004, there were no bank borrowings and only immaterial amounts of other debt outstanding, none of which was variable rate debt. The Company’s investment in money market and other short-term instruments are primarily at variable rates.

Item 4.

CONTROLS AND PROCEDURES

The Company has conducted an evaluation of the effectiveness of its disclosure controls and procedures under the supervision of its Chief Executive Officer and its Chief Financial Officer as of September 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported upon in such reports within the time periods specified for their filing. It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute assurance, that the objectives of the control system will be met.

     There have been no significant changes in the Company’s internal control over financial reporting that occurred during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.

EXHIBITS

10.	Form of Stock Option Agreement between the Company and recipients of stock option grants, including executive officers. (Constitutes a management contract or compensatory plan or arrangement)

31.a.	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b.	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI CORP.
November 8, 2004	By:	/s/ Jay G. Stuart
Jay G. Stuart
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Number	Exhibit
10.	Form of Stock Option Agreement between the Company and recipients of stock option grants, including executive officers. (Constitutes a management contract or compensatory plan or arrangement)

31.a.	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b.	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.