Form 10-K
period 2004-12-31
CDI CORP
filed 2005-03-31
CIK 18396

United States Securities and Exchange Commission Washington, D.C. 20549	Form 10-K

( X )	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 001-5519

CDI Corp.	(Exact name of Registrant as specified in its charter)

Pennsylvania

(State or other jurisdiction of incorporation or organization)

1717 Arch Street, 35th Floor, Philadelphia, PA 19103-2768

(Address of principal executive offices)                                (Zip Code)

23-2394430

(I.R.S. Employer Identification Number)

(215) 569-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common stock, $.10 par value (Title of each class) New York Stock Exchange (Name of exchange on which registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES     X     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   YES     X     NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange.

Common stock, $.10 par value Class B common stock, $.10 par value	$436,292,125 Not applicable

The outstanding shares of each of the Registrant’s classes of common stock as of March 10, 2005 were:

Common stock, $.10 par value Class B common stock, $.10 par value	19,713,792 shares None

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2005 Annual Meeting are incorporated by reference in Part III.

Part I

Forward-looking Information

Certain information in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, “believes”, “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as the effects of, and changes in, general economic conditions and capital spending by customers, competitive market pressures, material changes in demand from larger customers, availability of labor, the Company’s performance on contracts, changes in customers’ attitudes toward outsourcing, government policies or judicial decisions adverse to the staffing industry, and other uncertainties set forth herein, and as may be set forth in the Company’s subsequent press releases and/or Forms 10-Q, 8-K and other filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information. Certain other risk factors are discussed more fully under “Risk Factors” in Part I, Item 1 of this filing.

Restatement of Financial Statements

(dollars in thousands, unless otherwise indicated)

As part of its 2004 year-end closing process, the Company identified approximately $4.0 million of pre-tax adjustments which pertained to 2003 and the first three quarters of 2004. Approximately $2.0 million related to the first three quarters of 2004 and the remaining $2.0 million related to 2003. As a result, the Company’s consolidated financial statements for these periods have been restated to reflect a decrease of pre-tax earnings of approximately $928, $696, and $346 for the third, second, and first quarters, respectively, of 2004, and a decrease in pre-tax earnings of approximately $879, $886, and $398 for the fourth, third, and first quarters of 2003, respectively, and an increase in pre-tax earnings of approximately $161 for the second quarter of 2003. Accordingly, the consolidated financial statements of the Company for these periods and the segment data for the Business Solutions segment for these periods included in prior filings with the SEC should no longer be relied upon.

All applicable financial information contained in this Annual Report on Form 10-K gives effect to these restatements. For information concerning the background of the 2003 restatement and the specific adjustments made, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Statements”, and Note 2 of the Notes to Consolidated Financial Statements and Quarterly Results (Unaudited) Supplementary Data included in Item 8. Remedial measures that were recommended or identified in the course of the restatement process are summarized in Item 9A, “Controls and Procedures.”

Item 1.	Business

General

CDI Corp., (the “Company” or “CDI”) (NYSE:CDI), which was founded in 1950 in Philadelphia, Pennsylvania, provides engineering and information technology outsourcing solutions and professional services, specialized staffing and permanent placement services, and franchise services. The Company derives the majority of its revenues from Fortune 1000 companies serviced primarily in the United States.

Overview

CDI’s primary services are to provide temporary and managed staffing, project outsourcing, permanent placement, and franchise services to a diversified group of customers located primarily in the United States. These services are described as follows:

•	Temporary staffing services include providing skilled engineering, information technology (“IT”), construction and other professionals, as well as clerical, legal, financial, and administrative staff, to work at a customer’s location under the supervision of customer personnel on a contractual basis. Managed staffing services include services where we assume the operation and management of a customer function, such as on-site management of staffing requirements, certain human resource functions, and the utilization of web-based technology to support these functions.

•	Project outsourcing services are high value-added engineering and consulting services provided under contractual engagements that generally are more than a year in duration. These services typically involve managing a portion of a customer’s capital project, and may include feasibility studies, infrastructure management, enterprise support, and technology advisory services.

•

Permanent placement services include the search, recruitment, and employment of candidates on behalf of CDI’s customers. Generally, permanent placement services are performed on a non-exclusive, contingency basis, and the Company is compensated only upon successfully placing a recommended candidate. Revenues for permanent place -

ment services also include ongoing royalty fees paid by franchisees. These fees are based on a contractual percentage of a franchisee’s permanent placement service.

•	Franchise services include providing a franchisee with the right to use trademarks and trade names, ongoing field service and public relations support, training, and purchasing leverage. In addition, an inter-office referral network provides franchisees international recruiting capabilities in fulfilling customer requirements.

In the fourth quarter of 2003, the Company initiated a business integration plan to align the Company’s organizational structure with the key vertical markets it serves. This integration plan was designed to better serve the needs of the Company’s customers, create synergies within its existing operating units, achieve greater operating efficiencies, and generate higher revenue.

In January 2004, the Company implemented organizational and reporting changes in support of its vertical go-to-market strategy. The new organizational structure has four reporting segments—Business Solutions (“BS”), AndersElite (“Anders”), Todays Staffing (“Todays”), and Management Recruiters International (“MRI”). Management integrated its former Professional Services and Project Management segments to form BS, which focuses on specific vertical markets—information technology services, process and industrial, aerospace, government services, and life sciences. Anders, previously part of the Professional Services reporting segment, is a major provider of building and construction professionals and operates primarily in the United Kingdom. The Todays and MRI segments remain unchanged.

The following tables summarize the Company’s revenue by category, and reporting segment for 2004, 2003, and 2002:

	Year ended December 31, 2004
	Business Solutions	Anders	Todays	MRI	Total
Revenues:
Staffing services	59.6%	90.4%	97.2%	43.1%	68.0%
Project outsourcing	40.0	-	-	-	26.8
Permanent placement and royalties	0.4	9.6	2.8	49.4	4.8
Franchise fees	-	-	-	7.5	0.4
	100.0%	100.0%	100.0%	100.0%	100.0%

	Year ended December 31, 2003
	Business Solutions	Anders	Todays	MRI	Total
Revenues:
Staffing services	57.5%	90.3%	97.1%	47.7%	66.7%
Project outsourcing	42.2	-	-	-	28.5
Permanent placement and royalties	0.3	9.7	2.9	45.3	4.4
Franchise fees	-	-	-	7.0	0.4
	100.0%	100.0%	100.0%	100.0%	100.0%

	Year ended December 31, 2002
	Business Solutions	Anders	Todays	MRI	Total
Revenues:
Staffing services	61.4%	90.0%	98.0%	35.1%	67.1%
Project outsourcing	38.4	-	-	-	26.6
Permanent placement and royalties	0.2	10.0	2.0	59.8	5.9
Franchise fees	-	-	-	5.1	0.4
	100.0%	100.0%	100.0%	100.0%	100.0%

Reporting Segments

See Note 19 of the Notes to the consolidated financial statements for additional information regarding the Company’s operating segments. All prior year presentations have been revised for the effect of the restatement as well as for the new reporting segments.

Business Solutions (“BS”)

BS provides temporary and managed staffing, project outsourcing, and permanent placement staffing solutions to customers seeking engineering, design, consulting, information technology resources, and professional staff, in approximately 70 offices in the United States and 6 international offices in Canada and Germany. In 2004, approximately 7% of BS’ total revenue was generated outside the United States.

Services

BS offers its services to customers through the following targeted verticals:

•	CDI Information Technology Services—Provides Information Technology (“IT”) staffing and IT outsourcing solutions to a broad range of primarily service-based industries.

•	CDI Process and Industrial—Provides a full range of engineering, project management, design, professional staffing, and outsourcing solutions to firms in two different sectors: the process sector, that includes firms in oil, gas, and chemical industries; and the industrial sector, covering firms in power generation and energy transmission, telecommunications, and heavy manufacturing industries.

•	CDI Aerospace—Provides a full range of engineering, design, project management, professional staffing, and outsourcing solutions to both the commercial and military aerospace markets.

•	CDI Government Services—Focuses on providing engineering, design, and logistics services to the defense industry.

•	CDI Life Sciences—Offers design, validation, project management, engineering, professional staffing, and outsourcing solutions to customers in the pharmaceutical, bio-pharmaceutical, and regulated medical services industries.

The following table shows the percentage of revenue derived from each of these verticals within the BS segment for 2004, 2003, and 2002:

	2004	2003	2002
Revenues:
CDI Information Technology Services	39.9%	37.9%	43.6%
CDI Process and Industrial	39.6	38.8	38.4
CDI Aerospace	12.3	14.2	8.9
CDI Government Services	6.9	6.7	5.8
CDI Life Sciences	1.3	2.4	3.3
	100.0%	100.0%	100.0%

BS segment’s staffing service delivery is tailored to the needs of the customer. The most basic service is providing skilled professionals to work at a single customer location on a temporary or permanent basis. The segment’s highest staffing value to customers is in the provision of customized managed staffing solutions, which may include: serving as the lead recruiter among several vendors, the procurement of hundreds of professional employees across a broad geographic area, the provision of on-site management of staffing requirements and certain human resource functions, and the utilization of web-based technology to support these functions.

When providing staffing services, the segment recruits and hires employees and provides these personnel to customers for assignments that, on average, last close to one year. The vast majority of these services are performed in the customers’ facilities. Customers use the segment’s employees to meet peak period personnel needs, to fill in for employees who are ill or on vacation, to provide additional capabilities in times of expansion and change, and to work on projects requiring specialized skills. At the end of the project, an employee is either reassigned to another project for the current customer, assigned to perform services with another customer, or employment is terminated.

When supplying staffing services, the segment provides not only the employees but may also manage all of the customer’s contract staffing needs, as well as certain human resource functions required to manage the customer’s contract workforce. When providing managed staffing services, the segment frequently establishes on-site offices at one or more of the customer’s facilities, staffs it with employees from the segment, and ties that office into the segment’s business systems. If desired, managed staff services utilize web-based technology to help accelerate and streamline the procurement, management, and supervision of contract employees.

Although services are usually performed at the customer’s premises, BS remains the employer of its temporary employees and is responsible for administrative matters and employment-related taxes of these temporary employees. When services are performed at CDI’s offices, BS generally provides supervision for employees, and may have increased responsibility for the performance of work that is generally monitored in conjunction with customer personnel.

BS offers a wide range of project management, outsourcing services, and technical consulting services to customers in high technology and capital-intensive vertical markets. These services include feasibility studies, turnaround management, validation services, and technical publications. In addition, BS provides information technology outsourcing services such as infrastructure management, enterprise support services, and technology advisory services. These high value-added engineering and consulting contractual engagements are generally more than a year in duration.

The high-value added engineering services typically involve managing a discrete portion or portions of a customer’s capital project, including, but not limited to, preliminary or detailed plant design and construction management, validation and commissioning of a facility, and lifecycle support. To the extent such activities entail design and planning work, they are typically performed at CDI’s offices. However, construction management, validation, commissioning, and lifecycle support activities are generally performed on-site.

In providing information technology outsourcing services, the segment usually manages a customer’s technical department by staffing the department with its employees, and monitoring the results of the department. In most instances, the managed department is located on-site at the customer’s premises, but in some cases the customer may prefer an off-site location. In this case, the segment may need to maintain a stand-alone operation.

Pricing

Under a substantial number of temporary and managed staffing contracts between BS and its customers, pricing is generally based on mark-ups on contractual rates of pay. Contracts generally do not obligate the customer to pay for any fixed number of hours. Generally, the customer has the right to terminate the contract, usually on short notice. BS maintains the right to terminate its staffing employees at will.

Project outsourcing services are generally based on mark-ups on contractual hourly rates of pay. Contracts generally do not obligate the customer to pay for any fixed number of hours. To a lesser extent, BS’ revenues are derived from fixed-price and outsourcing contracts. Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of price, technological capability, value-added services, and prior performance. Many times customers grant multi-vendor contracts.

Permanent placement services are contingent upon filling an assigned position. If the customer hires the candidate, BS is compensated based upon an agreed-upon rate, which generally amounts to a percentage of first year compensation for the candidate placed.

Customers / Markets

Marketing activities are conducted by national, divisional, and regional management to ascertain opportunities in specific vertical markets and geographical areas. Each office assists in identifying the potential markets for services in its geographic area, and develops that market through personal contact with prospective and existing customers. The segment’s operating management stays abreast of emerging demand for services so that efforts can be expanded or redirected to take advantage of potential business in either established or new marketing areas.

The segment’s quarterly operating results are affected by the seasonality of its customers’ businesses. This seasonality is due to customers’ plant closures and vacation and holiday schedules. Demand for BS’ staffing and project outsourcing services is generally lower in the fourth quarter of a calendar year and increases during the first, second, and third quarters. In 2004, no one customer exceeded 10% of total segment revenue. In 2004, governmental contract service business represented approximately 8% of BS’ total segment revenues. Most of this business is in the Government Services vertical, with the balance primarily in the IT vertical.

AndersElite (“Anders”)

Anders provides temporary and permanent placement staffing solutions for customers seeking building, construction, and other related professional services in 13 company-owned offices principally in the United Kingdom. Services provided include architecture, building services, commercial and industrial construction, consulting engineering, facilities management, interior design, surveying, and town planning projects in both private and government-funded capital infrastructure investments.

Services

Temporary staffing services are performed at customer jobsites by Anders’ workers who are hired to work on customers’ projects. The period of assignment depends on the need for the skills of the individual worker and can range from several days to many months. The average assignment duration can vary significantly depending on the assignment. At the end of the project, the worker is either reassigned to another project for the current customer, assigned to perform services with another customer, or is terminated.

Anders provides temporary workers to work at customer jobsites. Anders contracts for the temporary workers’ services either with the individual worker or with a limited company. In the case of individual workers, Anders is responsible for related tax deductions and national insurance contributions, whereas in the case of limited company workers, the limited company employer is responsible for such deductions and contributions. The customer has supervisory control and responsibility for performance of the temporary workers.

Pricing

Temporary staffing services are generally billed by the hour for the number of hours worked. Pricing is based on mark-ups on contractual rates of pay, and arrangements with the customer generally do not obligate the customer to pay for any fixed number of hours. Fees for permanent placement services are contingent upon filling an assigned position. If the customer hires the candidate, Anders is generally compensated based on a percentage of first year compensation for the candidate placed.

Customers / Markets

Anders’ primary markets include national and regional U.K.-based customers that operate within the public and private sector. These customers span industrial, commercial, government and defense, housing, retail, and the rail industries. The segment’s quarterly operating results are affected by the seasonality of its customers’ businesses. This seasonality is due to weather and daylight limitations, as well as governmental budget constraints. Demand for Anders’ staffing services is generally lower in the first quarter and fourth quarter of a calendar year and increases during the second and third quarters. Although Anders provides services to the governmental sector, the segment has no significant dependency on governmental contract services. In 2004, no one customer represented more than 10% of total segment revenue.

Todays Staffing (“Todays”)

Todays provides temporary and managed staffing and permanent placement staffing solutions for customers seeking office administrative, legal professionals, and financial staff, through approximately 70 company-owned and franchised offices in the United States and 10 company-owned offices in Canada. In 2004, approximately 12% of Todays’ total revenue was generated in Canada.

Services

Temporary and managed staffing services are performed in customers’ facilities by Todays employees who are hired to work on customers’ projects. The period of assignment depends on the need for the skills of the individual employee and can range from several days to many weeks. The duration of most assignments ranges from six to nine weeks. At the end of the assignment, the employee is either reassigned to another project for the current customer, assigned to perform services with another customer, or is terminated.

Although services are provided in the customer’s facilities, Todays remains the employer of its temporary employees, with responsibility for administrative matters and employment-related taxes for these individuals. The customer retains supervisory control and responsibility for the performance of the employee’s services.

Pricing

Temporary and managed staffing services are generally billed by the hour for the number of hours worked. Pricing is typically based on mark-ups on contractual rates of pay, and arrangements with the customer generally do not obligate the customer to pay for any fixed number of hours. Permanent placement services are contingent upon filling an assigned position. If the customer hires the candidate, Todays is generally compensated based on a percentage of first year compensation for the candidate placed.

Todays supports seven franchised offices and employs all of their personnel, including those recruited by the franchised offices, and also bears the responsibility for billing services to customers. Franchisees are responsible for selling services to customers, recruiting temporary personnel, and administrative costs, such as rent and utilities. The franchisee receives a portion of the gross profit on the franchised accounts.

Customers / Markets

Customers retain Todays to supplement their existing workforces, to meet peak manpower needs, and to staff special projects. Marketing activities are conducted by divisional and regional management to ascertain opportunities in specific markets and geographical areas. Each office assists in identifying the potential markets for services in its geographic area, and develops that market through personal contact with prospective and existing customers. Todays focuses on larger national accounts, as well as small to medium-sized customers in the financial, medical, educational, and communications industries, including: financial and legal services, technology, education, energy, and telecommunications.

The segment’s quarterly operating results are affected by the seasonality of its customers’ businesses. Demand for Todays’ staffing services is generally lower in the first and third quarters of a calendar year and increases during the second and fourth quarters. Although Todays provides services to the governmental sector, the segment has no significant dependency on governmental contract services. In 2004, revenues from no one customer represented more than 10% of total segment revenue.

Management Recruiters International (“MRI”)

MRI is a franchisor providing support services to its franchisees who engage in the search and recruitment of primarily management and sales personnel for employment by the franchisees’ customers. The MRI franchisees provide permanent placement services primarily under the MRI brand umbrella name. In addition, MRI provides temporary staffing services to its franchisees as support to the franchisees’ network. As of December 31, 2004, MRI had approximately 800 franchised offices in the United States and approximately 150 franchised offices located in 35 other countries throughout the world. In 2004, approximately 8% of MRI’s total revenue was generated outside the United States.

Services

Support for MRI’s franchise network is provided by administrative offices in New Castle, Delaware, Philadelphia, Pennsylvania, Cleveland, Ohio, and in the United Kingdom for international franchise operations. The broad geographic scope of operations and underlying support and related systems enables franchisees to provide international recruiting and matching of employers with job candidates.

Pricing

Initial franchise fees and ongoing royalties are the primary component of MRI’s revenues. Individual franchises and international master franchises may be acquired by qualified candidates both in the United States and internationally. Franchisees located in the United States pay an initial fee approximating $79,000, while franchisees located internationally pay an initial fee approximating $60,000. Ongoing royalty fees are based on a contractual percentage of the franchisee’s permanent placement service fees and any other revenue collected. New franchise agreements generally have a term of 10 years.

In accordance with the franchise agreement, the franchisee is entitled to the use of MRI’s intellectual property, such as trademarks and trade names, as well as ongoing field service and public relations support, training, and purchasing leverage. Franchisees also have access to MRI’s extensive performance development curriculum which is designed specifically for the recruitment industry, and an inter-office referral network which provides franchisees international recruiting capabilities in fulfilling customer requirements. MRI does not control the business operations of its franchisees.

In addition, in conjunction with MRI, franchisees offer temporary staffing services to their customers in the areas of administrative, legal, finance, and other professions. Franchisees are responsible for selling these services to their customers and for recruiting temporary personnel. MRI employs the temporary personnel recruited by the franchised offices, and also bears the responsibility for billing and collection services to customers. The franchisee receives a portion of the gross profit on the temporary staffing service accounts.

Customers / Markets

MRI’s primary objectives are to sell new franchises, renew existing franchises, and, most importantly, provide superior service, training, and support to its franchisees in a way that enables them to increase their revenues. New franchisees are brought into the MRI network primarily on a referral basis. The ability of MRI’s franchisees to compete in the staffing services industry is important to the segment’s prospects for growth.

The ability of an individual franchisee to compete and operate successfully may be affected by the location and service quality of its office, the number of permanent placement offices in the area, community reputation, and other general and local economic factors. The potential negative effect of these conditions on the segment’s results of quarterly and annual operations is generally reduced by the diverse geographical locations of its franchisees. No part of MRI’s business is dependent on a single franchisee.

Other Information

Competition

All segments of the Company’s operations face competition in attracting both clients and high-quality specialized employment candidates. The temporary and permanent placement businesses are very competitive and highly fragmented, with limited barriers to entry into the market. CDI competes in global, national, regional, and local markets with numerous temporary staffing and permanent placement companies. In many areas, the local companies are the strongest competitors. In 2004, some of CDI’s largest competitors included: Kelly Services, Inc.; Adecco, S.A.; Spherion Corporation; Volt Information Services, Inc.; and Jacobs Engineering Group, Inc.

Competition varies from market to market. In most areas, no single company has a dominant share of the market. Many customers use more than one staffing services company; however, the practice of using a primary supplier has become increasingly prevalent among the largest customers. This has led to intense price competition within the staffing and recruitment industry in recent years. These sole supplier relationships can have a significant impact on the Company’s revenue and operating profit growth as volume reductions by such customers, whether related to economic factors or otherwise, could have an adverse effect on the Company’s results in any period.

Key factors that influence success in CDI’s industries include quality of service, price, and geographic location. The Company believes it derives a competitive advantage from its long experience in and commitment to its industries, its national presence, and its various marketing activities.

Safeguards—Business, Disaster and Contingency Planning

CDI has a number of safeguards to protect the Company from various system-related risks. Given the significant amount of data generated in the Company’s key processes including recruiting, payroll, and customer invoicing, CDI has established redundant processing capability within the Company’s primary data center. This redundancy mitigates the risks related to hardware failure. Additionally, CDI has contracted with a third-party provider to restore its primary data center operations in the event of a disruption. Finally, the Company maintains site disaster plans for a majority of its operating offices as well as maintaining data back-up requirements throughout the Company.

Employees

As of December 31, 2004, CDI had approximately 1,700 staff employees. In addition, there were approximately 15,000 employees and workers as billable personnel. The number of billable employees and workers varies in relation to the number of assignments in progress at any particular time.

Risk Factors

The Company’s business involves a number of risks, some of which are beyond its control. The risk and uncertainties described below are not the only ones the Company faces. Management believes that the more significant of these risks and uncertainties are as follows:

Economic Trends

The demand for the Company’s services, in particular its temporary and managed staffing and permanent placement services, is highly dependent upon the state of the economy and upon the staffing needs of the Company’s customers. The pace of customer capital spending programs, new product launches, and similar activities has a direct impact on the need for temporary and permanent employees and for project outsourcing. Any variation in the economic condition or employment levels of the United States or any of the foreign countries in which the Company does business, or in any specific industry, could have a material adverse effect on the Company’s business, financial condition, or results of operations.

Government Regulations

Changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing, or tax requirements with respect to the provision of employment services that may reduce CDI’s future earnings. There can be no assurance that CDI would be able to increase the fees charged to its clients in a timely manner or in a sufficient amount to cover increased costs as a result of any of the foregoing.

Material Weakness in Internal Controls over Financial Reporting

As of December 31, 2004, the Company has identified a material weakness in its internal controls over financial reporting. CDI is committed to, and is actively engaged in, remedying these matters. See Item 9A “Controls and Procedures”, in this Form 10-K for further information. The failure to implement, or delays in implementing, the improvements necessary to remedy the material weakness could adversely affect the ability of the Company to report reliable financial information on a timely basis and to comply with the financial reporting requirements under applicable governmental and stock exchange rules.

Highly Competitive Business

The staffing services business is highly competitive and fragmented with limited barriers to entry. CDI competes in global, national, regional, and local markets with numerous temporary staffing and permanent placement engineering and IT outsourcing companies. Price competition is significant, and pricing pressures from competitors and customers are increasing. There has been a significant increase in the number of customers consolidating their staffing services and engineering and IT outsourcing purchases with a single provider or with a small number of providers. The trend to consolidate purchases has in some cases made it more difficult for the Company to obtain or retain customers. The Company also faces the risk that certain customers may decide to provide similar services internally. Additionally, pricing pressures have intensified as customers have continued to competitively bid new contracts. This trend is expected to continue for the foreseeable future which could limit CDI’s ability to maintain or increase its market share or profitability.

Offshore Outsourcing Markets

There is increasing pressure on companies to outsource certain areas of their businesses to low-cost offshore outsourcing firms. Many staffing, engineering and IT outsourcing companies are now seeking an offshore solution to support their technology and business process functions, and as a result, a significant amount of technology and financial staffing may be replaced by offshore resources. CDI has established partnering arrangements with offshore companies to provide lower cost options to its customers. However, offshore solution providers could develop direct relationships with CDI’s customers which could result in the Company losing significant market share and revenue.

Availability of Qualified Candidates

CDI depends upon its ability to attract qualified personnel who possess the skills and experience necessary to meet the requirements of its customers or to successfully bid for new customer projects. CDI must continually evaluate its base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Competition for individuals with proven professional or technical skills always exists, and demand for such individuals is expected to remain very strong in the foreseeable future. There is always uncertainty whether qualified personnel will continue to be available to CDI in sufficient numbers and on terms of employment acceptable to CDI.

Potential Liability to Employees, Customers and Subcontractors

From time to time, various types of legal claims can be alleged against CDI that arise in connection with the ordinary course of its business. Employees of the Company may make a variety of claims including workplace injury claims and employment-related claims such as discrimination, harassment, and wage and hour claims. Since the Company’s staffing business involves employing individuals on a temporary basis and placing them in customer workplaces where CDI has limited ability to control the workplace environment, these types of claims may arise more frequently in those business operations. Customers of the Company may make claims based on the Company’s alleged failure to perform in accordance with contract requirements. Since the Company’s project business often involves responsibility to produce specified deliverables, these types of claims may arise more frequently in those business operations. Customers in the staffing business may allege claims based on the conduct of staffing employees assigned to the customer’s worksite. Customers and subcontractors may make claims alleging the Company’s failure to abide by certain contract provisions.

Fixed-Price Contracts

CDI, within its BS segment, enters into fixed-price contracts with customers, largely for engineering project services. Revenue recognized under fixed-price contracts accounts for less than 5% of consolidated revenue over the past three years. Under these fixed-price contracts, prices are established based on cost and scheduling estimates, which in turn are based in part on assumptions about the prices and availability of skilled personnel, equipment, and materials. If the Company’s price estimates for a particular project prove to be inaccurate, then cost overruns may occur, and CDI could experience reduced profits or a loss for that project. Cost overruns may also be caused by changes in the scope of the project after the contract has been entered into or by a failure of the parties to adequately define and agree upon the entire scope of the project upfront. In those cases, there may be disputes between the parties over who should pay for the cost overruns. In general, fixed-price contracts can offer greater profit potential but also entail more inherent risk—both in terms of possible financial losses and the potential for significant disputes with customers—than contracts containing pricing on a time-and-materials basis.

Workers’ Compensation

The Company self-insures a portion of the exposure for losses related to workers’ compensation. The Company has established reserves for workers’ compensation claims based on historical loss statistics and periodic independent actuarial valuations. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future financial results.

Dependence Upon Personnel

The Company’s operations depend on the continued efforts of its officers and executive management. The loss of key officers and members of executive management may cause a significant disruption to the Company’s business. CDI also depends on the performance and productivity of its local managers and field personnel. The Company’s ability to attract and retain new business is significantly affected by local relationships and the quality of service rendered. The loss of key managers and field personnel may also jeopardize existing client relationships, which could cause future revenues to decline in that event.

Concentration of Stock Ownership

Certain members of CDI’s directors, and trusts for which some of the Company’s directors serve as trustee, own, in the aggregate, a substantial portion of the Company’s outstanding common stock. By virtue of this stock ownership, such share -

holders have the power to significantly influence CDI’s affairs and are able to influence the outcome of matters required to be submitted to shareholders for approval, including the election of members of any Board of Directors and the amendment of the Company’s Articles of Incorporation or Bylaws. Such shareholders could exercise influence over the Company in a manner detrimental to the interests of CDI’s other shareholders.

Foreign Currency Fluctuations

The Company is exposed to risks associated with foreign currency fluctuations and changes in exchange rates. CDI’s exposure to foreign currency fluctuations relates primarily to operations in foreign countries conducted through subsidiaries, principally in the United Kingdom and Canada. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as the carrying value of CDI’s investment in the net assets related to these operations. From time to time, the Company engages in hedging activities with respect to its foreign operations. Historically, the effects of foreign currency exchange fluctuations have been immaterial on CDI’s consolidated earnings.

Acquisitions

The Company may selectively pursue acquisitions as an element of its growth strategy. Acquisitions involve a number of risks, including the diversion of management’s attention from its existing operations, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business, and the inability to successfully integrate the business. There can be no assurance that any future acquired businesses will generate anticipated revenues or earnings.

Data Center Capacity and Telecommunication Links

The Company’s ability to protect its data centers against damage from fire, power loss, telecommunications failure, and other disasters is critical. In order to provide many of its services, CDI must be able to store, retrieve, process, and manage large databases and periodically expand and upgrade its capabilities. Any damage to the Company’s data centers or any failure of the Company’s telecommunication links that interrupts its operations or results in an inadvertent loss of data could adversely affect CDI’s ability to meet its customers’ needs and their confidence in utilizing CDI for future services.

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

CDI makes available, free of charge, through its website or by responding to requests addressed to the Company’s Vice President of Corporate Communications, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed by the Company with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act, as amended. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. CDI’s website address is http://www.cdicorp.com. CDI posts its audit committee, compensation committee, and governance and nominating committee charters, corporate governance principles, and code of ethics on the Company’s website. The information contained on the Company’s website, or on other websites linked to the Company’s website, is not part of this document.

Item 2.	Properties

The Company presently maintains its principal executive offices at 1717 Arch Street, Philadelphia, Pennsylvania 19103, in approximately 22,000 square feet of leased office space under a lease expiring in 2013. The Company also maintains corporate offices at 1801 Market Street, Philadelphia, Pennsylvania 19103, in approximately 65,000 square feet of leased office space of which approximately 15,000 and 50,000 square feet expire in 2005 and 2016, respectively. During 2004, the Company renegotiated and extended the leases associated with its executive offices and a portion of its corporate offices.

The Company has closed or exited approximately 100 operating sites during 2002 and 2003 primarily in the United States, as a result of its restructuring and cost reduction efforts. Many of these facilities are under non-cancelable operating leases. Accordingly, the Company has negotiated lease buy-outs or subleases to minimize the cash outflow requirements. In connection with the Company’s office closings, reserves were established to reflect the net estimated future cash outlays related to closed office leases. Actual future cash outlays could exceed these reserves in the event of sublease defaults. Refer to Note 16 to Consolidated Financial Statements for further information concerning operating lease commitments and related sublease arrangements.

In addition, during 2004, the Company vacated excess office space primarily associated with the contraction of its Life Sciences vertical within the BS segment and a portion of the former headquarters of its MRI segment. Refer to Note 8 to the Consolidated Financial Statements for further information concerning real estate exit costs.

As part of the Company’s restructuring and reorganization efforts, some of the Company’s offices accommodate more than one operating segment. In such cases, square-foot usage is allocated among the segments primarily based on utilization.

Each reporting segment has numerous active facilities and locations under operating lease agreements. Most of the leased space is devoted to sales, marketing and administrative functions, in-house services, and back-office functions. These facilities are leased under terms generally extending up to five years. The Company believes that its facilities are adequate to meet its current needs and future operations.

Item 3.	Legal Proceedings

The Company has litigation and other claims pending which have arisen in the ordinary course of business. The Company is a party to two arbitration proceedings involving disputes regarding amounts due under two separate fixed-price contracts with customers. The amounts claimed by the Company total $6.9 million, a portion of which has been recorded in accounts receivable as of December 31, 2004. The amounts claimed by the customers total approximately $10.0 million, none of which has been reserved as a liability. While management anticipates a favorable resolution of these disputes, a favorable resolution cannot be assured, and an unfavorable resolution of these disputes could be material to the Company’s consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year covered by this report.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market information

CDI’s common shares are traded on the New York Stock Exchange (trading symbol “CDI”). The following table sets forth the high and low quarterly sales prices of the Company’s common shares during the two most recent years (all as reported by The Wall Street Journal):

	2004		2003
	High	Low	High	Low
First quarter	$33.99	28.31	27.70	20.90
Second quarter	35.98	30.40	27.99	22.25
Third quarter	34.99	18.86	28.15	23.74
Fourth quarter	21.66	15.74	34.60	27.78

Shareholders

Shareholders of record on March 7, 2005 numbered 474. This number counts each street name account as only one shareholder, when in fact such an account may represent multiple owners. Taking into account such multiple owners, the total number of shareholders on March 7, 2005 approximated 3,800.

Dividends

The Company paid a dividend of $0.09 per share on March 23 and May 19, 2004, with a total of approximately $1.8 million being distributed to shareholders at each date. On August 18, 2004, the Company paid a dividend of $0.11 per share and an additional special dividend of $2.00 per share, with a total of $41.6 million being distributed to shareholders on that date. On November 17, 2004, the Company paid a dividend of $0.11 per share, with a total of $2.2 million being distributed to shareholders on that date. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition, capital requirements, and other factors.

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

	2004	2003	2002	2001	2000
		(As Restated)
Earnings Data:
Revenues	$1,045,207	1,060,181	1,169,475	1,458,592	1,675,455
Earnings (loss) from continuing operations before cumulative effect of accounting change	$7,528	21,244	4,082	(16,704)	28,811
Discontinued operations	-	-	527	1,094	4,192
Cumulative effect of accounting change, net of tax	-	-	(13,968)	-	-
Net earnings (loss)	$7,528	21,244	(9,359)	(15,610)	33,003

Basic earnings (loss) Per share:
Earnings (loss) from continuing operations	$0.38	1.10	0.21	(0.88)	1.51
Discontinued operations	-	-	0.03	0.06	0.22
Cumulative effect of accounting change	-	-	(0.73)	-	-
Net earnings (loss)	$0.38	1.10	(0.49)	(0.82)	1.73

Diluted earnings (loss) Per share:
Earnings (loss) from continuing operations	$0.38	1.07	0.21	(0.88)	1.51
Discontinued operations	-	-	0.03	0.06	0.22
Cumulative effect of accounting change	-	-	(0.71)	-	-
Net earnings (loss)	$0.38	1.07	(0.48)	(0.82)	1.73

Cash dividends declared per common share	$2.40	2.18	-	-	-

Balance Sheet Data:
Total assets	$359,019	405,180	432,774	472,572	572,029
Long-term debt (including current portion)	-	-	-	7,913	49,623
Shareholders’ equity	$267,190	299,411	307,801	310,650	325,795

For information concerning the background of the 2003 restatement and the specific adjustments made, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Statements”, and Note 2 of the Notes to Consolidated Financial Statements and Quarterly Results (Unaudited) Supplementary Data included in Item 8. Remedial measures that were recommended or identified in the course of the restatement process are summarized in Item 9A, “Controls and Procedures.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Despite the improvement in economic conditions in both the United States and abroad, as well as the implementation of the Company’s new go-to-market strategy, CDI’s 2004 revenues declined slightly from 2003. This was due primarily to a number of factors, including slower then anticipated ramp-up of significant new contracts and continued weak capital spending by clients in key business verticals, particularly within the Business Solutions (“BS”) segment. Additionally, the Company incurred higher costs related to incremental hiring of revenue-generating personnel at its Todays Staffing (“Todays”) and AndersElite (“Anders”) segments as a result of higher than normal turnover in both the management and recruitment functions and the inherent delay before newly hired sales staff generate revenue.

The Company also reported lower profits from a year ago. This decline was primarily due to higher operating and administrative expenses across the Company driven by costs associated with investment in hiring sales and recruitment management personnel as described above, as well as expenses and legal fees associated with resolution of several items of litigation, claims and disputes, incremental spending for Sarbanes-Oxley compliance, and costs of exiting various leased facilities.

The Company continues to believe it is well positioned to benefit from business trends favoring outsourcing of non-core, highly skilled functions and operations. CDI offers a broad range of services from high-value engineering, design, consulting, information technology staffing, and project management to traditional staffing and permanent placement services. With this broad level of service offerings, CDI can address demand in the marketplace for more cost effective, single-source providers of engineering and information technology solutions, and professional staffing.

CDI believes that its integrated vertical go-to-market strategy should improve revenue opportunities. The success of this strategy is dependent on the Company’s ability to leverage its broad and integrated service offerings to its customers while continuing to focus on leveraging its existing infrastructure, maintaining cost discipline and strong control over its contracting processes, and management of its working capital.

Internal Control Over Financial Reporting

In compiling its financial results for the fourth quarter ended December 31, 2004, management identified a material weakness in the Company’s internal control over financial reporting relating to account analysis practices and procedures employed by the Company in its period-end financial reporting process. Specifically, management identified circumstances in which certain financial statement accounts were not being analyzed by appropriate personnel, resulting in an accumulation of accounting errors that were not detected on a timely basis. The financial statement accounts in which accounting errors were identified included primarily accounts receivable, which was overstated in prior annual and interim periods, and accrued payroll, which was understated in prior annual and interim periods. These deficiencies in the Company’s internal control over financial reporting resulted in misstatements to prior annual and interim financial statements and, accordingly, certain prior annual and interim financial statements have been restated to reflect the correction of accounting errors as more fully described in Note 2 to the Company’s consolidated financial statements.

The Company has identified and is in the process of implementing action plans to remediate the material weakness described above. Specifically, the Company has developed and implemented new account analysis procedures to ensure that accounts are being analyzed on a timely basis, analyses are being independently reviewed, all identified adjustments are recorded on a timely basis, and all account balances are substantiated by supporting detail. The Company is currently in the process of hiring additional accounting staff as well as reorganizing its accounting and finance departments. While the Company is in the process of implementing remediation plans, the aforementioned material weakness will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. As a result, the Company did not consider these remediation efforts in the Company’s assessment of its internal control over financial reporting as of December 31, 2004. See Item 9A, “Controls and Procedures,” in this report.

Restatement of Financial Statements

The net effect of the $4.0 million restatement referred to above was to decrease pre-tax earnings by approximately $928, $696, and $346 for the third, second, and first quarters, respectively, of 2004 and decrease pre-tax earnings by approximately $879, $886, and $398 for the fourth, third, and first quarters of 2003, respectively, and to increase pre-tax earnings by approximately $161 for the second quarter of 2003. Accordingly, the consolidated financial statements of the Company for these periods and the segment data for the Business Solutions (“BS”) segment for these periods (which was the only segment affected by the restatement) included in prior filings with the SEC should no longer be relied upon. See Item 8, “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements”, in Note 2 of the Notes to the Consolidated Financial Statements and Quarterly Results (Unaudited) Supplementary Data.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of the Company’s Consolidated Financial Statements for 2003 as well as for new segment reporting structure as discussed in Note 19 to the Consolidated Financial Statements.

Three-year Financial Overview

Key Financial Trends:

The table that follows presents a three-year trend of key performance indicators that management focuses on in managing the Company:

(in millions)	2004	2003	2002
	(As Restated)
Revenues
Staffing services	$711.2	707.3	785.7
Project outsourcing	279.9	302.7	311.3
Permanent placement and royalties	49.9	46.2	68.2
Franchise fees	4.2	4.0	4.3
	$1,045.2	1,060.2	1,169.5

Gross profit	$245.4	257.0	304.8
Gross profit as a percent of revenues	23.5%	24.2%	26.1%
Operating and administrative expenses	$237.5	225.9	284.3
Operating and administrative expenses as a percent of revenues	22.7%	21.3%	24.3%
Operating profit	$9.4	31.2	6.7
Operating profit as a percent of revenues	0.9%	2.9%	0.6%
Cash, cash equivalents, and short-term investments	$32.7	72.9	99.6
Cash flow from operations	$12.3	22.1	84.5
Return on equity (1)	2.7%	7.0%	1.3%
(1)	Continuing earnings divided by average shareholders’ equity

In late 2001, CDI launched a multi-phased plan to restructure the Company. The initial phase of the plan focused on implementation of a more operationally efficient and financially disciplined business model. This required the exiting of lower margin customer contracts, the re-deployment of assets to support higher margin businesses, and the lowering of the Company’s breakeven point through structural cost reductions. These measures extended to all segments of the Company and were substantially completed during 2003.

The consolidated revenue reduction noted over the past three years is primarily attributable to the above-referenced exit of lower margin contracts as well as to the sale of Management Recruiters International (“MRI”) company-owned permanent placement offices in 2002 and 2003. The remaining portion of the revenue decline is largely attributable to the contraction in BS’ Life Sciences and Aerospace verticals, which was not offset by new contracts due to the slower than expected ramp-up and to weak capital spending by clients in several key verticals. The decline in gross profit margins was due principally to the sale of MRI’s company-owned offices which had historically higher margins, growth in lower margin staffing work, and to substantial increases in state unemployment insurance (SUI) rates, as well as costs attributable to settlements of, or reserves established for, SUI-related contingencies.

The impact of the contraction in revenue and related gross profit margins was more than offset in 2003 by substantial reductions in costs from the Company’s restructuring program. In 2004, the increase in operating and administrative expenses was due principally to the expenses described above.

Over the past three years, CDI has been successful in reducing its accounts receivable balances which was a major component in the $118.9 million in cash flow from operations during this period. CDI also has remained debt-free and funded its operations from internal cash generation. In addition, the Company was able to pay dividends during 2004 and 2003 aggregating $89.7 million while still maintaining an adequate level of working capital to fund potential future growth.

Consolidated Results of Operations

2004 versus 2003

The following table presents year-over-year changes in consolidated revenues, gross profit, operating expenses, and operating profit from 2003 to 2004:

(in millions)	Revenue	% Change	Gross Profit	% Change	Operating Expenses	% Change	Operating Profit
2003 (As Restated)	$1,060.2		$257.0		$225.9		$31.2
Business Solutions	(16.4)	(2.3)	(12.4)	(8.5)	1.7	1.4	(13.9)
AndersElite	15.8	10.5	3.0	8.2	9.1	32.3	(6.1)
Todays	(13.5)	(9.9)	(4.6)	(12.4)	(0.6)	(2.1)	(4.2)
MRI	(0.9)	(1.4)	2.4	6.4	(2.4)	(7.4)	6.2
Corporate	-		-		3.8	29.3	(3.8)
2004	$1,045.2	(1.4)	$245.4	(4.5)	$237.5	5.1	$9.4

Consolidated revenues for 2004 were $1,045.2 million, compared to $1,060.2 million in 2003. Revenues in three of the four Company segments decreased. The $15.0 million decrease in consolidated revenues was primarily due to declines in BS and Todays partially offset by increased revenues in Anders. The declines in the BS segment were mostly in the Aerospace and Life Sciences verticals which were partially offset by increased revenues in the IT vertical. BS continues to be negatively impacted by ongoing project delays in new business ramp-up. Todays’ decline is primarily due to ongoing competitive pricing pressures. Although MRI’s revenues declined slightly largely to the exit of the last of the Company-owned offices in the first half of 2003, there was an increase in permanent placement and royalty revenue. The increase in revenue of $15.8 million in Anders was almost entirely driven by favorable exchange rates. On a constant currency basis, Anders’ revenue has remained essentially flat.

The Company’s consolidated gross profit of $245.4 million was 4.5% lower than 2003. The decrease in gross profit was due largely to lower sales volume as well as to a decrease in gross profit margin from 24.2% in 2003 to 23.5% in 2004. The gross profit margin decrease was driven principally by growth in lower margin staffing work, higher SUI rates and ongoing competitive pricing pressures. The decrease in gross profit margin was partially offset by higher margins within MRI due largely to the increase in franchise royalty revenues.

Operating and administrative expenses in 2004 of $237.5 million increased $11.6 million, or 5.1%, from 2003. This increase was due to:

•	Expenses and legal fees associated with the resolution of certain litigation, claims, and disputes totaling $4.8 million.

•	Increased spending of $3.7 million within Anders due primarily to hiring of recruiting, sales, and management personnel, driven by higher-than-normal staff turnover.

•	Incremental spending of $3.5 million related to the Company’s Sarbanes-Oxley compliance.

•	A charge of $2.9 million related to real estate that was permanently vacated.

•	Expenses associated with hiring sales and recruiting staff, including a large investment in business development within BS and Todays.

The increase in operating and administrative expenses was partially offset by:

•	Reductions in variable expenses due to lower volume.

•	Lower depreciation expense of $2.2 million resulting from a decline in capital spending.

•	Reversal of a $1.0 million reserve because the exposure for which it was originally established never materialized.

•	Lower operating expenses resulting from the Company’s continued cost containment initiatives.

During the second quarter of 2004, the Company recorded a $1.3 million pre-tax gain resulting from the sale of the last company-owned office within the MRI segment.

Net interest income was $0.5 million in 2004 as compared to net interest income of $1.1 million in 2003. This decrease is the result of lower average invested balances primarily due to dividend payments of $47.3 million during 2004.

The Company’s effective income tax rate for continuing operations decreased from 34.1% in 2003 to 23.9% in 2004. The reduction in the effective tax rate relates primarily to favorable resolution of prior years’ tax exposure and a decrease in the valuation allowance attributable to capital loss carry-forwards. Refer to Note 12 to the Consolidated Financial Statements for further information concerning the Company’s income taxes.

Segment Discussion

Business Solutions (“BS”)

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for BS from 2003 to 2004:

BS (in millions)	2004	2003	$ Change	% Change
		(As Restated)
Revenues
Staffing services	$417.9	412.5	5.4	1.3%
Project outsourcing	280.0	302.8	(22.8)	(7.5)
Permanent placement	2.9	1.9	1.0	56.0
	700.8	717.2	(16.4)	(2.3)
Cost of services	567.0	571.0	(4.0)	(0.7)
Gross profit	133.8	146.2	(12.4)	(8.5)
Gross profit margin	19.1%	20.4%
Operating and administrative expenses	122.4	120.7	1.7	1.4
Restructuring	(0.2)	-	(0.2)	100.0
Operating profit	$11.6	25.5	(13.9)	(54.3)%

BS’ revenue of $700.8 million decreased $16.4 million, or 2.3%, in 2004 as compared to 2003. This revenue decline was largely attributable to:

•	Reduced volume due to loss of business and continued project delays in the Life Sciences vertical.

•

Volume reduction in both the Aerospace and Process and Industrial verticals. In the Aerospace vertical, a decline in technical staffing was partially offset by an increase in higher margin commercial and defense-related project work, with the latter driven by increased government spending. Continued tight capital spending in the Process and Industrial sector, combined with slower-than-expected ramp-up of new business, resulted in reduced volume in the Process and Industrial vertical.

The declines noted above were partially offset by volume growth in the Information Technology vertical consistent with the average growth in the IT staffing industry.

BS’ gross profit of $133.8 million in 2004 decreased $12.4 million, or 8.5%, as compared to $146.2 million in 2003. This decline in gross profit was primarily due to:

•	Lower revenues noted above, particularly in the higher margin Life Sciences vertical.

•	Reduced volume and higher mix of lower margin business in the Process and Industrial vertical and lower volumes in the Aerospace vertical.

•	Pricing pressure in the IT vertical staffing services business.

•	Higher SUI rates.

BS’ operating and administrative expenses of $122.4 million increased $1.7 million, or 1.4%, from the prior year. This increase was due primarily to:

•	Expenses and legal fees associated with the resolution of certain litigation, claims, and disputes totaling $3.1 million.

•	A charge of $0.8 million related to real estate that was permanently vacated.

•	Expenses associated with hiring sales and recruiting staff, including a large investment in business development.

•	Incremental spending related to Sarbanes-Oxley compliance.

The increase in operating and administrative expenses was partially offset by:

•	Reduction in variable expenses due to lower volume.

•	Reversal of a $1.0 million reserve because the exposure for which it was originally established never materialized.

AndersElite (“Anders”)

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders from 2003 to 2004 in U.S. dollars:

Anders (US dollars in millions)	2004	2003	$ Change	% Change
Revenues
Staffing services	$150.2	135.8	14.4	10.6%
Permanent placement	15.9	14.5	1.4	9.4
	166.1	150.3	15.8	10.5
Cost of services	126.1	113.3	12.8	11.2
Gross profit	40.0	37.0	3.0	8.2
Gross profit margin	24.1%	24.6%
Operating and administrative expenses	37.5	28.4	9.1	32.3
Operating profit	$2.5	8.6	(6.1)	(70.8)%

To more effectively discuss the comparative results of operations of Anders for the years ended December 31, 2004 and 2003, the following table present Anders’ results on a constant currency basis (i.e., British Pounds—£):

Anders (British pounds in millions)	2004	2003	£ Change	% Change
Revenues
Staffing services	£82.1	82.9	(0.8)	(1.0)%
Permanent placement	8.7	8.9	(0.2)	(2.0)
	90.8	91.8	(1.0)	(1.1)
Cost of services	68.9	69.2	(0.3)	(0.4)

Gross profit	21.9	22.6	(0.7)	(3.1)
Gross profit margin	24.1%	24.6%
Operating and administrative expenses	20.5	17.4	3.1	18.1
Operating profit	£1.4	5.2	(3.8)	(73.7)%

On a constant currency basis, Anders’ revenues and gross profit were essentially flat for 2004, as compared with 2003. Anticipated growth in revenue and gross profit in 2004 was not achieved due to lower staffing revenue resulting from significant turnover of its recruiting and sales personnel and the inherent delay before newly hired sales staff generates revenue.

On a constant currency basis, Anders’ operating and administrative expenses increased £3.1 million, or 18.1%, as compared to 2003. This increase was largely due to:

•	Investments of approximately £1.2 million made in hiring recruiting, sales, and management personnel due to higher-than-normal staff turnover, resulting in part from competitive pressures.

•	Incremental hiring expenses of approximately £0.8 million to standardize and upgrade business development and training capabilities to position Anders for future growth.

•	Expenses associated with legal and accounting fees, claims, and disputes of £0.5 million.

•	Higher facility and travel expenses of £0.6 million.

Todays Staffing (“Todays”)

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Todays from 2003 to 2004:

Todays (in millions)	2004	2003	$ Change	% Change
Revenues
Staffing services	$118.9	131.8	(12.9)	(9.8)%
Permanent placement	3.4	4.0	(0.6)	(15.4)
	122.3	135.8	(13.5)	(9.9)
Cost of services	89.6	98.5	(8.9)	(9.0)
Gross profit	32.7	37.3	(4.6)	(12.4)
Gross profit margin	26.8%	27.5%
Operating and administrative expenses	30.5	31.1	(0.6)	(2.1)
Restructuring	-	(0.2)	0.2	(100.0)
Operating profit	$2.2	6.4	(4.2)	(66.0)%

Todays’ revenues of $122.3 million in 2004 decreased $13.5 million, or 9.9%, from 2003. The lower revenue was due to:

•	Volume declines in higher-margin retail accounts.

•	Strong competitive pricing pressures on large national accounts.

In response to this trend, management has established dedicated teams to more effectively manage and grow its national accounts while also redirecting local office efforts to grow in high margin talent lines including retail, finance and accounting, legal and permanent placement.

Todays’ gross profit of $32.7 million in 2004 was lower by $4.6 million, or 12.4%, as compared to 2003. The decrease in gross profit was primarily due to:

•	Revenue decline discussed above.

•	Change in the business mix from higher margin retail accounts to lower margin national accounts.

•	Decrease in permanent placement revenue which traditionally has higher gross profit margins than the staffing services business.

•	Higher SUI rates.

Todays’ operating and administrative expenses of $30.5 million decreased $0.6 million, or 2.1%, from 2003. This decrease was due primarily to the reduction in variable expenses due to lower volume, partially offset by higher investment associated with hiring sales and recruitment management personnel.

Management Recruiters International (“MRI”)

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI from 2003 to 2004:

MRI (in millions)	2004	2003	$ Change	% Change
Revenues
Staffing services	$24.1	27.1	(3.0)	(11.0)%
Permanent placement and royalties	27.7	25.8	1.9	7.3
Franchise fees	4.2	4.0	0.2	6.6
	56.0	56.9	(0.9)	(1.4)
Cost of services	17.2	20.5	(3.3)	(15.5)
Gross profit	38.8	36.4	2.4	6.4
Gross profit margin	69.2%	64.1%
Operating and administrative expenses	30.3	32.7	(2.4)	(7.4)
Restructuring and gain on sale of assets	(1.3)	0.1	(1.4)	(100.0)
Operating profit	$9.8	3.6	6.2	100.0%

MRI’s revenues of $56.0 million in 2004 declined $.9 million, or 1.4%, as compared to 2003. The decrease in revenue was primarily attributable to:

•	Exit of the last of the company-owned offices in the first half of 2003.

•	Lower staffing services revenue resulting from the exit of its specialty staffing business in 2004.

The decline in MRI’s revenues was partially offset by:

•	Higher permanent placement royalty and franchise fee revenue.

•	Increases in staffing services revenue by franchise offices.

•	Increase in franchise fees as a result of expansion in the international master franchise license program.

MRI’s gross profit of $38.8 million in 2004 was higher by $2.4 million, or 6.4%, as compared to 2003. This increase in gross profit resulted from:

•	Increase of higher margin permanent placement royalty and franchise fees revenue which more than offset the lost gross profit from the exiting of the company-owned offices discussed above.

•	The exit of lower margin specialty staffing business in 2004.

MRI’s operating and administrative expenses decreased $2.4 million, or 7.4%, from the prior year. This improvement was largely due to:

•	Expense containment measures instituted in 2004.

•	Reduction of operating expenses due to the exit of company-owned offices in the first half of 2003.

This improvement was partially offset by a charge of $2.1 million related to real estate that was permanently vacated and incremental spending related to Sarbanes-Oxley compliance.

In addition, MRI recognized $1.3 million of pre-tax gains resulting from the sale of its company-owned offices in 2003 which was recorded in 2004.

Corporate

Corporate expenses totaled $16.8 million in 2004 as compared to $13.0 million in 2003. The increase of $3.8 million in corporate expenses was the result of:

•	Incremental spending related to the Company’s Sarbanes-Oxley compliance totaling $2.8 million.

•	Legal expenses and a settlement related to a dispute with the purchaser of a business that was previously sold by the Company plus other settlements totaling $1.5 million.

Consolidated Results of Operations

2003 versus 2002

The following table presents year-over-year changes in consolidated revenues, gross profit, operating expenses, and operating profit from 2002 to 2003:

(in millions)	Revenue	% Change	Gross Profit	% Change	Operating Expenses	% Change	Operating Profit
2002	$1,169.5		$304.8		$284.3		$6.7
Business Solutions	(94.0)	(11.6)	(22.1)	(13.1)	(32.3)	(21.1)	16.5
AndersElite	27.3	22.2	6.1	19.9	4.8	20.3	1.3
Todays	(13.6)	(9.1)	(4.2)	(10.0)	(4.9)	(13.3)	4.9
MRI	(29.0)	(33.8)	(27.6)	(43.1)	(21.5)	(39.8)	(3.3)
Corporate	-		-		(4.5)	(25.3)	5.1
2003 (As Restated)	$1,060.2	(9.3)	$257.0	(15.7)	$225.9	(20.5)	$31.2

Consolidated revenues for 2003 were $1,060.2 million, compared to $1,169.5 million in 2002. Revenues in three of the four Company segments decreased. The $109.3 million, or 9.3%, decrease in revenues was due primarily to:

•	Sluggish U.S. economy resulting in a large number of the Company’s customers reducing their capital spending and staffing levels in 2003, and creating weak demand for project outsourcing and permanent and temporary services.

•	Planned exiting of lower-margin accounts in 2002.

•	Exiting of company-owned offices within MRI in 2002 and 2003.

•	Pricing pressures within the BS and Today’s’ segments.

Partially offsetting these declines was strong revenue growth in AndersElite (a large portion of which was due to exchange rate fluctuations) and the Process and Industrial vertical in BS.

The Company’s consolidated gross profit of $257.0 million was 15.7% lower than 2002 due largely to:

•	Lower sales volume.

•	A decrease in gross profit margins from 26.1% in 2002 to 24.2% in 2003. The gross profit margin decrease was driven principally by the exit of company-owned offices in MRI which historically had higher margins, as well as an increase in lower margin staffing project work and a decrease in higher margin project business within the BS segment.

Operating and administrative expenses of $225.9 million decreased $58.4 million, or 20.5%, from the prior year. This improvement was due primarily to:

•	Lower cost structure resulting from the Company’s restructure plan.

•	Lower sales volume.

•	Reductions in bad debt expense of $1.4 million as the result of better-than-expected collection of exited lower margin accounts.

•	New replacement policy for personal computers, which extended the useful life of these assets from three to four years. As a result of the change in useful lives, depreciation expense in 2003 was $1.0 million lower than in 2002.

•	Included in operating and administrative expenses in 2002 were $7.5 million of charges primarily related to the accelerated depreciation of both the Company’s impaired former enterprise resource planning system and leasehold improvements of exited offices.

Operating profit for 2003 was $31.2 million, a $24.5 million increase over 2002. The significant improvement in operating profit was due largely to:

•	Reduction in operating and administrative expenses of $58.4 million, including the $7.5 million of charges in 2002 noted above, which more than offset the volume-based decline in gross profit of $47.8 million.

•	Lower restructuring expense of $12.7 million.

•	A loss from the sale of assets of $1.3 million in 2002.

Net interest income was $1.1 million in 2003 as compared to net interest income of $0.1 million in 2002. This increase was the result of increased invested funds.

The Company’s effective income tax rate for continuing operations decreased from 38.1% in 2002 to 34.1% in 2003. The reduction in the effective tax rate relates primarily to favorable resolutions of prior years’ tax exposures.

Segment Discussion

Business Solutions (“BS”)

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for BS from 2002 to 2003:

BS (in millions)	2003	2002	$ Change	% Change
	(As Restated)
Revenues
Staffing services	$412.5	498.4	(85.9)	(17.2)%
Project outsourcing	302.8	311.3	(8.5)	(2.7)
Permanent placement	1.9	1.5	0.4	25.9
	717.2	811.2	(94.0)	(11.6)
Cost of services	571.0	642.9	(71.9)	(11.2)
Gross profit	146.2	168.3	(22.1)	(13.1)
Gross profit margin	20.4%	20.8%
Operating and administrative expenses	120.7	153.0	(32.3)	(21.1)
Restructuring	-	6.3	(6.3)	(100.0)
Operating profit	$25.5	9.0	16.5	100.0%

BS’s revenues of $717.2 million in 2003 decreased $94.0 million, or 11.6%, compared to 2002. This revenue decline was largely attributable to:

•	Continued weak demand for project outsourcing, the planned exit of lower margin accounts during 2002, and strong pricing pressures within the Information Technology vertical.

•	Lower revenues were also attributable to reduced capital spending by customers in the Aerospace and Process and Industrial verticals, as well as customer project delays in the Life Sciences vertical.

BS’s gross profit was $146.2 million in 2003 as compared to $168.3 million in 2002. The decline of $22.1 million, or 13.1%, in 2003 gross profit was principally due to:

•	Lower revenues noted above.

•	Delays in several high margin projects in the Life Science vertical.

•	Growth in lower margin staffing work and shrinkage in higher margin project business within the Process and Industrial vertical.

BS’s operating profit was $25.5 million in 2003 as compared to $9.0 million in 2002. This $16.5 million increase in operating profit was due principally to:

•	A $32.3 million improvement in operating and administrative expenses due primarily to the lower cost structure resulting from the Company’s Plan of Restructure, which more than offset the volume-based decline in gross profit of $22.1 million.

•	Lower restructuring expenses of $6.3 million.

AndersElite (“Anders”)

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders from 2002 to 2003 in U.S. dollars:

Anders (US dollars in millions)	2003	2002	$ Change	% Change
Revenues
Staffing services	$135.8	110.7	25.1	22.7%
Permanent placement	14.5	12.3	2.2	17.8
	150.3	123.0	27.3	22.2
Cost of services	113.3	92.1	21.2	23.0
Gross profit	37.0	30.9	6.1	19.9
Gross profit margin	24.6%	25.1%
Operating and administrative expenses	28.4	23.6	4.8	20.3
Operating profit	$8.6	7.3	1.3	18.7%

To more effectively discuss the comparative results of operations of Anders for the years ended December 31, 2003 and 2002, the following table present Anders’ results on a constant currency basis (i.e., British Pounds - £):

Anders (British pounds in millions)	2003	2002	£ Change	% Change
Revenues
Staffing services	£82.9	73.5	9.4	12.8%
Permanent placement	8.9	8.2	0.7	8.3
	91.8	81.7	10.1	12.3
Cost of services	69.2	61.2	8.0	13.1
Gross profit	22.6	20.5	2.1	10.2
Gross profit margin	24.6%	25.1%
Operating and administrative expenses	17.4	15.7	1.7	10.8
Operating profit	£5.2	4.8	0.4	8.3%

Anders’ revenues of £91.8 million in 2003 increased £10.1 million, or 12.3%, from 2002. The increase in revenue was due to a continued increase in volume of both staffing services and permanent placement services throughout its branch network.

Anders’ gross profit of £22.6 million in 2003 was higher by £2.1 million, or 10.2%, as compared to 2002. The increased gross profit was primarily due to increased sales growth. Staffing services gross profit margin fell slightly to 16.5% from 16.7% in 2002, indicating continued pressure on pricing. The overall gross profit margin fell to 24.6% from 25.1% reflecting the mix of business moving further towards short term staffing services.

Anders’ operating profit was £5.2 million in 2003 as compared to £4.8 million in 2002. This improvement was largely attributable to the increase in revenue, partially offset by a £1.7 million increase in operating and administrative expenses. The increase in operating and administrative expenses was due primarily to investment in staff headcount.

Todays Staffing (“Todays”)

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Todays from 2002 to 2003:

Todays (in millions)	2003	2002	$ Change	% Change
Revenues
Staffing services	$131.8	146.5	(14.7)	(10.0)%
Permanent placement	4.0	2.9	1.1	35.6
	135.8	149.4	(13.6)	(9.1)
Cost of services	98.5	107.9	(9.4)	(8.8)
Gross profit	37.3	41.5	(4.2)	(10.0)
Gross profit margin	27.5%	27.8%
Operating and administrative expenses	31.1	36.0	(4.9)	(13.3)
Restructuring	(0.2)	4.0	(4.2)	(100.0)
Operating profit	$6.4	1.5	4.9	100.0%

Todays’ revenues of $135.8 million in 2003 decreased $13.6 million, or 9.1%, from 2002. The lower revenue was due to:

•	Strong competitive pricing pressures on national accounts.

•	Volume declines in higher-margin retail accounts.

•	Lower demand for clerical help due to the challenging economic environment in the United Sates in 2003.

Todays’ gross profit of $37.3 million in 2003 was lower by $4.2 million, or 10.0%, as compared to 2002. The decreased gross profit was primarily due to:

•	Revenue decline discussed above.

•	A shift in mix of business from higher margin retail accounts to lower margin national accounts. This decrease was partially offset by an increase in high-margin permanent placement business.

Todays’ operating profit was $6.4 million in 2003 as compared to $1.5 million in 2002. This improvement of $4.9 million was largely attributable to:

•	Reduction in operating and administrative expenses of $4.9 million.

•	Lower restructuring expenses of $4.2 million in 2003.

These decreases more than offset the reduction in gross profit of $4.2 million.

Management Recruiters International (“MRI”)

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI from 2002 to 2003:

MRI (in millions)	2003	2002	$ Change	% Change
Revenues
Staffing services	$27.1	30.1	(3.0)	(9.9)%
Permanent placement and royalties	25.8	51.4	(25.6)	(49.9)
Franchise fees	4.0	4.4	(0.4)	(9.4)
	56.9	85.9	(29.0)	(33.8)
Cost of services	20.5	21.9	(1.4)	(6.3)
Gross profit	36.4	64.0	(27.6)	(43.1)
Gross profit margin	64.1%	74.6%
Operating and administrative expenses	32.7	54.2	(21.5)	(39.8)
Restructuring and gain on sale of assets	0.1	2.9	(2.8)	(95.5)
Operating profit	$3.6	6.9	(3.3)	(47.5)%

MRI’s revenues of $56.9 million in 2003 declined $29.0 million, or 33.8%, as compared to 2002. The decrease in revenue was primarily attributable to the exit of the company-owned permanent placement offices in 2002 and 2003.

MRI’s gross profit of $36.4 million in 2003 was lower by $27.6 million, or 43.1%, as compared to 2002. This decline in gross profit resulted from the exiting of company-owned offices discussed above, which had a direct impact on gross profit margin.

MRI’s operating profit was $3.6 million in 2003 as compared to $6.9 million in 2002. The reduction of $3.3 million in operating profit was primarily due to:

•	Decline in gross profit of $27.6 million discussed above. This decline in gross profit was significantly offset by lower operating and administrative expenses of $21.5 million.

•	Restructure and sale of assets declined $2.8 million due to a decrease of $1.5 million of restructuring charges and $1.3 million from loss on sale of assets, both of which occurred in 2002.

Corporate

Corporate expenses totaled $13.0 million in 2003 representing a reduction of $5.1 million from 2002 due to the Company’s restructure plan noted above, as well as to continued spending discipline. Included in the $5.1 million improvement was $0.6 million of restructuring charges in 2002.

Liquidity and Capital Resources

Historically, CDI has financed its operations from its operating cash flows. CDI generates the majority of its revenues and resultant cash flows from several activities as outlined below:

•	Project management, technical engineering, and information technology outsourcing services to facilitate customers’ efforts to reduce costs and/or support important growth initiatives.

•	Temporary staffing to meet customers’ demand for temporary staff augmentation.

•	Permanent placement activities, including initial franchise fees and ongoing franchise royalties.

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

Despite lower earnings and a reduction in operating cash flow in 2004, the Company continues to have a strong balance sheet. Over the past two years, the Company was able to pay dividends to its shareholders totaling $89.7 million.

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

(in millions)	2004	2003	2002
Operating Activities	$12.3	22.1	84.5
Investing Activities	$17.9	25.1	(70.4)
Financing Activities	$(48.3)	(39.0)	(8.2)

Operating Activities

The reduction in operating cash flow from 2003 to 2004 of $9.8 million was driven principally by lower net earnings from continuing operations of $13.7 million and a net decrease in non-cash items of $11.9 million partially offset by the effect of changes in working capital of $15.8 million. The improvement in working capital was principally attributable to timing of collections of account receivables and payments of liabilities.

The decline in operating cash flow of $62.4 million in 2003 as compared to 2002 was due to net cash used for changes in working capital and net decrease in non-cash items of $19.1 million partially offset by an increase in earnings from continuing operations. This decline was driven primarily by the significant decline in accounts receivable during 2002 due to the successful collection from exited customers. Also contributing to the decline in operating cash flow in 2003 was an increase in accounts receivable in 2003 caused in part by the implementation of a new accounting system in the third quarter that caused some disruption in the pattern of customer billings and collections. This disruption was stabilized during the fourth quarter of 2003.

The Company’s working capital position (current assets less current liabilities) was $159.0 million at the end of 2004, a decrease of $34.1 million from year-end 2003. The current ratio was 2.9 at the end of 2004, as compared to 3.0 at the end of 2003.

Investing Activities

CDI’s primary investing activities include purchase of property and equipment to support the enterprise, acquisitions, and investments of excess cash in highly liquid short-term investments. Capital expenditures for 2004 totaled $7.8 million, a decrease of $5.9 million from 2003. Capital spending in 2005 is expected to be approximately $10.0 million.

Cash generated from operations has been conservatively invested and is readily available to fund Company operations and investment opportunities. During 2004 and 2003, the

Company sold $58.5 million of short-term investments to partially fund the payment of $89.7 million of dividends during the last two years.

Financing Activities

The Company paid shareholders dividends totaling $47.3 million and $42.4 million in 2004 and 2003, respectively. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition, capital requirements, and other factors.

Summary

The Company’s financial condition continues to remain strong. At December 31, 2004, cash, cash equivalents, and short-term investments totaled $32.7 million and the Company had no debt. Management believes that its current funds and funds generated from operations will be sufficient to meet currently anticipated working capital and other capital requirements. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

On November 16, 2004, CDI entered into an uncommitted line of credit with a bank for $20 million. This is a short-term debt facility, with a maturity date of November 15, 2005. The Company had no outstanding borrowings under this line of credit as of December 31, 2004.

Contractual Obligations and Commitments

The following table summarizes the Company’s outstanding contractual obligations and commitments as of December 31, 2004:

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease commitments (1)	$58,342	13,317	18,638	11,983	14,404
Letters of credit (2)	9,639	9,571	68	-	-
Purchase obligations (3)	8,020	5,077	2,191	752	-
Total	$76,001	27,965	20,897	12,735	14,404

(1)	Represents future minimum rental commitments under non-cancelable leases which comprise the majority of the operating lease obligations presented above. The Company expects to fund these commitments with existing cash and cash flows from operations.
(2)	Represents letters of credit primarily issued for the account of the Company through major domestic banks as required by certain insurance carriers in connection with its workers’ compensation plan.
(3)	Purchase obligations consist primarily of normal and customary technology maintenance contracts. The Company expects to fund these commitments with existing cash and cash flows from operations.

Critical Accounting Policies and Estimates

The consolidated financial statements contained in this report were prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results may be materially different from those estimates. The following policies are those that the Company considers to be the most critical to the preparation of its consolidated financial statements. See Note 1, Summary of Significant Accounting Policies, for further description of these and all other significant accounting policies.

Allowance for Doubtful Accounts

The Company makes ongoing estimates relating to the collectibility of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. Estimates used in determining accounts receivable allowances are based on specific customer account reviews, historical experience of credit losses, and application of percentages to certain aged receivable categories. The Company also applies judgment including assessments about changes in economic conditions, concentration of receivables among clients and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific customers. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required. At December 31, 2004, 2003, and 2002, the allowance for doubtful accounts was $4.5 million, $5.5 million, and $7.7 million, respectively.

Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities, and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. As of December 31, 2004, the Company has total net deferred tax assets of $14.7 million. This includes $8.0 million which relates primarily to state net operating loss carryforwards, capital loss carryforwards, and other miscellaneous credits. This deferred tax asset was evaluated under the guidelines of Statement of Financial Accounting Standards (“SFAS 109”), “Accounting for Income Taxes,” and a determination on the basis of objective factors was made that the asset will be realized through future years’ taxable income. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which requires that goodwill be tested for impairment at the reporting unit level using a fair-value based approach. Accordingly, the Company discontinued amortizing goodwill and began applying the specific guidance contained in SFAS 142 to evaluate the carrying value and recoverability of its goodwill. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

The Company completed its impairment test as of the date of adoption, January 1, 2002, as required under SFAS 142 and determined that goodwill was impaired. The Company had net goodwill of $87.5 million, of which $21.4 million pre-tax was considered impaired and written off as of January 1, 2002. In 2004, 2003, and 2002, the Company completed its impairment test during the third quarter and determined that goodwill was not further impaired. However, because of steady declines in revenue of the Todays segment over the last 36 months and a significant decline in operating profitability for that business in 2004 as compared to 2003, the Company conducted a further goodwill impairment review for the segment at December 31, 2004. Based on this review, which included consideration of improved segment performance in the fourth quarter of 2004 and projected increases in revenue and operating profit in 2005 and beyond, management concluded that goodwill related to the Todays segment was not impaired as of December 31, 2004. Should the Company’s assumptions and estimates of the future cash flows to be generated by the Todays segment not be achievable, it is reasonably possible that a portion of the goodwill recorded for the segment may become impaired and need to be written off in future periods.

Changes in future market conditions, the Company’s business strategy, or other factors could impact upon the future values of the Company’s reporting units, which could result in future impairment charges. At December 31, 2004, total goodwill amounted to $73.8 million.

Workers’ Compensation

The Company has a combination of insurance and self-insurance contracts under which the Company effectively bears the first $250,000 of risk per single accident. The Company establishes accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors. Changes in these estimates and assumptions could materially affect the determination of the established accrual. Management evaluates the accrual, and the underlying assumptions, periodically throughout the year and makes adjustments as needed based on such evaluation. The accrual for workers’ compensation was $4.5 million, $5.5 million, and $7.2 million at December 31, 2004, 2003, and 2002, respectively.

Contingencies

The Company is primarily in the business of employing people and providing technical and engineering services to businesses on a temporary or outsourced basis. As a result, CDI is party to litigation in the ordinary course of its business. The outcome of litigation brought against the Company is subject to significant uncertainty. SFAS 5, “Accounting for Contingencies”, requires that an estimated loss from a loss contingency, such as a legal proceeding or claim, should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred, and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. Changes in these factors could materially impact the Company’s financial position or consolidated results of operations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive alternatives, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption or the effect of adopting SFAS 123R, nor whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” (“AJCA”). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, the Company will not be able to claim this tax benefit until the first quarter of fiscal 2005. The Company does not expect the adoption of these new tax provisions to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates to its operations in foreign countries conducted through subsidiaries operating primarily in the United Kingdom and Canada. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. From time to time the Company engages in hedging activities with respect to its foreign operations. During 2004, the Company entered into a foreign exchange put option contract to hedge a portion of its U.K. foreign operations’ 2004 forecasted net earnings. The Company purchased British pound sterling put options aggregating £3.2 million, with contractual exchange rates of $1.80 and at a cost of $150,000. The put options expired unexercised at various periods during 2004 with the last put option expiring on December 31, 2004. The impact of this foreign exchange put option was immaterial to the 2004 results of operations. In addition, the effects of foreign currency exchange rate fluctuations have historically not been material to the Company.

The Company’s exposure to interest rate changes is not significant. As of December 31, 2004, the Company had no bank borrowings outstanding. The Company’s investment in money market and other short-term instruments are primarily at variable rates.

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Earnings

	Years Ended December 31,
(In thousands, except per share data)	2004	2003 (As Restated)	2002
Revenues	$1,045,207	1,060,181	1,169,475
Cost of services	799,813	803,188	864,682
Gross profit	245,394	256,993	304,793
Operating and administrative expenses	237,520	225,945	284,282
Restructuring	(200)	(143)	12,551
(Gain) loss on sale of assets	(1,295)	-	1,259
Operating profit	9,369	31,191	6,701
Interest income, net	528	1,053	115
Earnings from continuing operations before income taxes, minority interest, and cumulative effect of accounting change	9,897	32,244	6,816
Income tax expense	2,369	11,000	2,599
Earnings from continuing operations before minority interest and cumulative effect of accounting change	7,528	21,244	4,217
Minority interest	-	-	135
Earnings from continuing operations before cumulative effect of accounting change	7,528	21,244	4,082
Discontinued operations, net of tax	-	-	527
Cumulative effect of change in accounting for goodwill, net of tax	-	-	(13,968)
Net earnings (loss)	$7,528	21,244	(9,359)

Basic earnings (loss) per share:
Earnings from continuing operations before accounting change	$0.38	1.10	0.21
Discontinued operations	-	-	0.03
Cumulative effect of accounting change, net of tax	-	-	(0.73)
Net earnings (loss)	$0.38	1.10	(0.49)

Diluted earnings (loss) per share:
Earnings from continuing operations before accounting change	$0.38	1.07	0.21
Discontinued operations	-	-	0.03
Cumulative effect of accounting change, net of tax	-	-	(0.71)
Net earnings (loss)	$0.38	1.07	(0.48)

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2004	2003 (As Restated)
Assets
Current assets:
Cash and cash equivalents	$32,716	50,290
Accounts receivable, less allowance for doubtful accounts of $4,466 - 2004; $5,496 - 2003	192,145	198,686
Short-term investments	-	22,606
Prepaid expenses	6,558	8,428
Income taxes receivable	6,363	1,465
Deferred income taxes	4,846	8,443
Total current assets	242,628	289,918
Property and equipment, net	28,384	31,121
Deferred income taxes	9,808	6,770
Goodwill	73,755	71,968
Other assets	4,444	5,403
	$359,019	405,180
Liabilities and Shareholders’ Equity
Current liabilities:
Obligations not liquidated because of outstanding checks	$2,135	5,848
Accounts payable	23,407	23,841
Withheld payroll taxes	1,639	2,495
Accrued compensation and related expenses	39,439	45,424
Other accrued expenses	15,096	18,391
Income taxes payable	1,907	825
Total current liabilities	83,623	96,824
Deferred compensation	8,206	8,945
Total liabilities	91,829	105,769

Shareholders’ equity:
Preferred stock, $0.10 par value - authorized 1,000,000 shares; none issued	-	-
Common stock, $0.10 par value - authorized 100,000,000 shares; issued 20,668,401 shares - 2004; 20,535,835 shares - 2003	2,067	2,054
Class B common stock, $0.10 par value - authorized 3,174,891 shares; none issued	-	-
Additional paid-in capital	31,687	28,205
Retained earnings	245,425	285,164
Accumulated other comprehensive income	10,559	6,829
Unamortized value of restricted stock issued	(228)	(544)
Less common stock in treasury, at cost - 964,434 shares - December 31, 2004; 963,465 shares - December 31, 2003;	(22,320)	(22,297)
Total shareholders’ equity	267,190	299,411
	$359,019	405,180

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

	Years Ended December 31,
(In thousands)	2004	2003 (As Restated)	2002
Common stock
Beginning of year	$2,054	2,031	2,008
Exercise of stock options	11	18	18
Restricted stock issued	-	-	1
Stock purchase plans	2	5	4
End of year	$2,067	2,054	2,031
Additional paid-in capital
Beginning of year	$28,205	22,975	17,629
Exercise of stock options	2,631	3,521	3,650
Restricted stock-issued	-	-	338
Restricted stock-vesting/forfeiture	-	-	5
Restricted stock-change in value	(9)	3	14
Stock purchase plans	380	930	846
Tax benefit from stock plans	480	776	493
End of year	$31,687	28,205	22,975
Retained earnings
Beginning of year	$285,164	306,339	315,698
Net earnings (loss)	7,528	21,244	(9,359)
Dividends paid to shareholders	(47,267)	(42,419)	-
End of year	$245,425	285,164	306,339
Accumulated other comprehensive income (loss)
Beginning of year	$6,829	(610)	(2,038)
Translation adjustment	3,730	7,439	1,428
End of year	$10,559	6,829	(610)
Unamortized value of restricted stock issued
Beginning of year	$(544)	(800)	(690)
Restricted stock-issued	-	-	(339)
Restricted stock-forfeiture	23	-	45
Restricted stock-change in value	9	(3)	(14)
Restricted stock-amortization of value	284	259	198
End of year	$(228)	(544)	(800)
Treasury stock
Beginning of year	$(22,297)	(22,134)	(21,957)
Restricted stock-forfeiture	(23)	-	(45)
Shares repurchased	-	(163)	(132)
End of year	$(22,320)	(22,297)	(22,134)
Comprehensive income (loss)
Net earnings (loss)	$7,528	21,244	(9,359)
Translation adjustment	3,730	7,439	1,428
Total	$11,258	28,683	(7,931)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31,
(In thousands)	2004	2003 (As Restated)	2002
Continuing Operations
Operating activities:
Net earnings (loss)	$7,528	21,244	(9,359)
Net income from discontinued operations	—	—	(527)
Cumulative effect of change in accounting for goodwill, net of tax	—	—	13,968
Earnings from continuing operations	7,528	21,244	4,082
Adjustments to reconcile net earnings to cash provided by operating activities:
Minority interests	—	—	135
Depreciation	9,618	11,863	24,457
Deferred income taxes	559	9,732	6,383
Tax benefit from stock options	480	776	493
(Gain) loss on sale of assets	(1,295)	—	1,259
Non-cash provision for restructure expenses	(200)	(143)	8,530
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	6,541	(9,129)	62,233
Prepaid expenses	(154)	(2,025)	174
Accounts payable	(434)	(1,167)	(4,676)
Accrued expenses and other current liabilities	(8,780)	(19,042)	(13,410)
Income taxes	(3,816)	5,461	(6,995)
Other assets, non-current liabilities and other	2,247	4,572	1,853
Net cash flow from operating activities	12,294	22,142	84,518
Investing activities:
Purchases of property and equipment	(7,798)	(13,657)	(10,144)
Sales (purchases) of short-term investments, net	22,606	35,871	(58,477)
Acquisitions, net of cash acquired	—	(1,100)	(4,146)
Proceeds from the sale of assets	2,162	3,050	—
Other	917	951	2,415
Net cash flow from (used in) investing activities	17,887	25,115	(70,352)
Financing activities:
Dividends paid to shareholders	(47,267)	(42,419)	—
Payments on long-term debt	—	—	(7,433)
Obligations not liquidated because of outstanding checks	(3,713)	(130)	(4,326)
Proceeds from stock plans	2,642	3,539	3,668
Other	—	—	(131)
Net cash flow used in financing activities	(48,338)	(39,010)	(8,222)
Effect of exchange rates on cash and cash equivalents	583	895	113
Net cash flows (used in) from continuing operations	(17,574)	9,142	6,057
Net cash flows from discontinued operations	—	—	8,836
Net change in cash and cash equivalents	(17,574)	9,142	14,893
Cash and cash equivalents at beginning of year	50,290	41,148	26,255
Cash and cash equivalents at end of year	$32,716	50,290	41,148

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for income taxes, (net of refunds)	$6,800	(5,225)	3,228

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

(In thousands, except per share and per share amounts, unless otherwise indicated)

Note 1 - Significant Accounting Policies

Nature of Operations - CDI Corp. (the “Company” or “CDI”) is a provider of engineering and information technology outsourcing solutions and professional staffing. The Company is a Pennsylvania corporation with operations primarily in the United States, Europe and Canada.

Basis of Presentation - The Consolidated Financial Statements of the Company and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

Principles of Consolidation - The Consolidated Financial Statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries after elimination of intercompany balances and transactions. For comparative purposes, certain amounts have been reclassified to conform to the 2004 presentation.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - The Company derives its revenues from several sources. All of the Company’s segments perform staffing services. The Company’s Business Solutions segment also performs project and outsourcing services, which includes some fixed-price contracts. Management Recruiters International derives the majority of its revenue from ongoing franchise royalties, and initial franchise fees.

Staffing Services - Revenues derived from staffing services are recorded on a gross basis as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. An element of the Company’s staffing business is the use of unaffiliated companies (“supplier associates”) and their employees to fulfill a customer’s staffing requirements. Under these arrangements, these firms serve as subcontractors. Customers typically require a single consolidated billing which reflects services performed by the Company’s employees as well as staffing supplied by supplier associates.

When supplier associates are utilized, the Company records the difference between its gross billings and the amount paid to the supplier associate as revenue, which is generally referred to as an administrative fee. Administrative and clerical costs related to time accumulation, invoicing, and other activities are recorded and included in operating and administrative expenses as incurred.

Project and Outsourcing Services - Revenue derived from project outsourcing services is recorded based on mark-ups on contractual hourly rates of pay. To a lesser extent, revenues are derived from fixed-price and outsourcing contracts.

Fixed-price contracts typically include development of conceptual design drawings and detailed design drawings in support of a customer’s construction of tangible property, and are accounted for using the percentage-of-completion method relying on direct hours as the primary input measure to recognize revenue. Periodically, these contracts are evaluated to ensure that any potential losses have been identified and recorded in the financial statements.

Outsourcing service contracts generally include the performance of certain computer or network operations or help-desk support on behalf of customers. Service contracts typically contain an invoicing schedule covering the contractual period. Accordingly, revenue is recognized on a pro-rata basis using elapsed time as the measure of performance under these contracts. Related costs are charged to earnings as they are incurred. As with fixed-price engineering contracts, the Company periodically evaluates the need to provide for any losses on such contracts.

Permanent Placement - Services include the search, recruitment, and employment of candidates on behalf of the Company’s customers. Generally, permanent placement services are performed on a non-exclusive, contingency basis, and the Company recognizes revenue only upon successfully placing a recommended candidate.

Ongoing Franchise Royalties - MRI’s right to franchise royalties is governed by the provisions of the franchise contracts. Under the franchise contracts, the franchisees remit to the Company a contractual percentage of fees collected from their customers. The Company records franchise royalty revenue as fees are collected by the franchisee and they become a receivable from the franchisee, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45 - “Accounting for Franchise Fee Revenue”.

Initial Franchise Fees - Fees related to sales of new MRI franchises and master franchise agreements are recognized when the Company has substantially fulfilled its requirements under the franchise agreement.

Off-Balance Sheet Risk - The Company does not have off-balance sheet financial instruments except for letters of credit primarily issued for the account of the Company through major domestic banks as required by certain insurance carriers in connection with its workers’ compensation plan. As of December 31, 2004 and 2003 the Company had outstanding letters of credit of $9.6 million and $8.6 million, respectively, expiring at various dates through December 2006. The accrual for workers’ compensation was $4.5 million and $5.5 million at December 31, 2004 and 2003, respectively, and is included in accrued compensation and related expenses in the Consolidated Balance Sheets.

From time to time the Company engages in hedging activities with respect to its foreign operations. As of December 31, 2004, the Company had no outstanding hedging instruments in place.

The Company has an uncommitted line of credit with a bank for $20 million. This is a short-term debt facility with a maturity date of November 15, 2005. The interest rate under this line of credit is based on LIBOR, plus 0.60%, or the bank’s prime rate. There are no commitment or facility fees associated with this line of credit. The Company had no outstanding borrowings under this line of credit as of December 31, 2004.

Concentrations of Credit Risk - The Company’s principal asset is accounts receivable. Substantially all of the Company’s customers are provided trade credit. The primary users of the Company’s services are large industrial organizations, many of which are Fortune 1000 companies. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. An allowance is provided against accounts receivable that are not expected to be collected. This reserve is based upon historical experience, as well as estimates based on management’s judgments in specific matters.

There was no single customer from whom the Company derived 10% or more of its consolidated revenues during 2004, 2003 or 2002. The Company’s top ten revenue-producing customers accounted for approximately 26%, 25%, and 27% of consolidated revenue for the years ended December 31, 2004, 2003, and 2002, respectively.

In accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” the Company recorded accounts receivable of $1.7 million and $0.4 million at December 31, 2004 and 2003, respectively, reflecting the anticipated costs incurred on contracts which are currently in dispute. Management believes that it is probable that these claims will be collectible from the customers.

The Company’s cash balances and short-term investments are maintained in accounts held by major banks and financial institutions, primarily in the United States.

Income Taxes - The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. In establishing its deferred income tax assets and liabilities the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. The Company records deferred tax assets and liabilities, and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use tax credit carryforwards and carrybacks, final tax settlements, and the effectiveness of its tax planning strategies in the various relevant jurisdictions.

Cash and Cash Equivalents and Short-Term Investments - Cash equivalents include investments in highly liquid securities that mature within 90 days from their date of acquisition. Short-term investments include investments with an original maturity date greater than 90 days. All the Company’s cash equivalents and short-term investments represent investments in money market instruments or debt securities. Short-term investments consist of available-for-sale securities that are carried at fair value based on quoted prices. Gains and losses related to available-for-sale securities have been immaterial.

Property and equipment - Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computers and systems	4-7 years
Equipment and furniture	5-10 years
Leasehold improvements	Term of lease

The Company capitalizes direct costs incurred in the development of internal-use software. Amounts capitalized are reported as a component of computers and systems within property and equipment.

Goodwill - Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. The Company generally performs annual testing in the third quarter to evaluate the recoverability of goodwill carried in its balance sheet. Current and projected earnings, cash flows, and comparable market data are used to determine the fair-value of each reporting unit. This fair-value is then compared to the carrying value of the underlying assets to determine if any impairment has occurred.

Long-Lived Assets - The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell. See Note 13 to the Consolidated Financial Statements for additional disclosures related to the disposal of long-lived assets reflected as discontinued operations in the accompanying financial statements.

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

Stock-Based Compensation - The Company accounts for its employee stock options under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB”) No. 25 and related interpretations. Under APB No. 25, no stock-based compensation is reflected in operations, as no options granted under the plans have an exercise price less than the fair market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. Compensation cost has been recognized for restricted stock issued and for units granted under the Stock Purchase Plan.

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No 123:

	2004	2003	2002
		(As Restated)
Net earnings (loss), as reported	$7,528	21,244	(9,359)
Stock-based employee and director compensation cost included in reported net earnings (loss), net of income tax effect	693	665	1,083
Stock-based employee and director compensation cost under fair value-based method, net of income tax effect	(2,330)	(2,125)	(2,199)
Pro-forma net earnings (loss)	$5,891	19,784	(10,475)
Net earnings (loss) per share:
Basic - as reported	$0.38	1.10	(0.49)
Basic - pro-forma	$0.30	1.02	(0.55)
Diluted - as reported	$0.38	1.07	(0.48)
Diluted - pro-forma	$0.30	1.00	(0.54)

The pro-forma compensation cost using the fair value-based method under SFAS No. 123 includes valuations related to stock options granted since January 1, 1995 using the Black-Scholes Option Pricing Model. The weighted average fair value of options granted during 2004, 2003, and 2002 has been estimated using the following assumptions:

	2004	2003	2002
Risk-free interest rate	3.18%	3.59%	4.72%
Expected life of option	5.5 years	5.5 years	7 years
Expected stock price volatility	34%	38%	36%
Expected dividend yield	1.8%	1.4%	N/A

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive alternatives, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption or the effect of adopting SFAS 123R, nor whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Note 2 - Restatement of Financial Statements (Quarterly Information Unaudited)

The Company has restated its consolidated financial statements for 2003 and for the first three quarters in 2004. All financial information contained in these consolidated financial statements gives effect to these restatements.

In compiling its financial results for the fourth quarter ended December 31, 2004, management identified a material weakness in the Company’s internal control over financial reporting relating to account analysis practices and procedures employed by the Company in its period-end financial reporting process. Specifically, management identified circumstances in which certain financial statement accounts were not being analyzed by appropriate personnel, resulting in an accumulation of accounting errors that were not detected on a timely basis. The financial statement accounts in which accounting errors were identified included primarily accounts receivable, which was overstated in prior annual and interim periods, and accrued payroll, which was understated in prior annual and interim periods. These deficiencies in the Company’s internal control over financial reporting resulted in misstatements to prior annual and interim financial statements and, accordingly, certain prior annual and interim financial statements have been restated to reflect the correction of accounting errors. The impact of the restatement was to decrease previously reported pre-tax earnings by approximately $4.0 million.

The restatement decreased pre-tax earnings by approximately $928, $696, and $346 for the third, second, and first quarters, respectively, of 2004, and decreased pre-tax earnings by approximately $879, $886, and $398 for the fourth, third, and first quarters of 2003, respectively, and increased pre-tax earnings by approximately $161 for the second quarter of 2003.

The Company also identified an error in the application of SFAS No. 52, “Foreign Currency Translation” in prior years, which it corrected as of December 31, 2003. The effect of this adjustment was to increase goodwill and other comprehensive income by $3.8 million as of December 31, 2003.

The table below reconciles the Company’s consolidated restated net earnings for 2003 from the net earnings previously presented in the Company’s 2003 Consolidated Financial Statements:

2003
Net earnings as originally reported	$22,546

Adjustments (pre-tax)
Revenue	(133)
Cost of services	(302)
Operating and administrative expenses	2,171
Total adjustments (pre-tax)	(2,002)
Tax effect of restated adjustments	700
Total net adjustments	(1,302)
Net earnings as restated	$21,244

Diluted earnings per share:
Net earnings – as originally reported	$1.14
Effect of net adjustments	(0.07)
Net earnings as restated	$1.07

The table below reconciles the Company’s restated Consolidated Balance Sheet at December 31, 2003, from the Consolidated Balance Sheet previously presented:

		2003
	As Previously Reported	Adjustments	As Restated
Total current assets	$289,694	224	289,918
Total assets	401,562	3,618	405,180
Total current liabilities	95,266	1,558	96,824
Total liabilities	104,211	1,558	105,769
Total shareholders’ equity	297,351	2,060	299,411
Total liabilities and shareholders’ equity	401,562	3,618	405,180

Note 3 - Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents, and short-term investments as of December 31, 2004 and 2003 were comprised of the following:

	2004	2003 (As Restated)
Cash	$4,746	5,199
Cash equivalents	27,970	45,091
	$32,716	50,290
Short-term investments	-	22,606

Cash equivalents are in very liquid, high-quality debt securities with diversification among the investments based upon Company established guidelines. Amortized cost approximates fair value. Gains and losses during 2004 and 2003 were immaterial.

Note 4 - Acquisitions

In 2004, the Company did not acquire any businesses. For the years ended December 31, 2003 and 2002, investments in new businesses acquired totaled $1,100 and $4,146, respectively. All acquisitions were accounted for using the purchase method. During 2003, the Company acquired the remaining interest of an affiliated company for $1,100, all of which was allocated to the fair value of property and equipment (i.e. computers and systems). For 2002, assets of $2,636 were acquired, all of which were goodwill. The remaining $1,510 paid in 2002 was to acquire the interest of all remaining minority shareholders in previously acquired businesses.

Financial results of the acquired operations are reflected in the accompanying Consolidated Statements of Earnings from dates of acquisition. The acquisitions did not have a significant effect on reported earnings in the year of acquisition, and earnings would not have been significantly different from reported earnings had the acquisitions occurred at the beginning of the respective years.

Note 5 - Property and Equipment

Property and equipment, net at December 31, 2004 and 2003 were comprised of the following:

	2004	2003
Computers and systems	$88,983	85,426
Equipment and furniture	26,208	26,256
Leasehold improvements	11,724	13,297
	126,915	124,979
Accumulated depreciation	(98,531)	(93,858)
	$28,384	31,121

During the years ended December 31, 2004 and 2003, the Company capitalized approximately $1.7 million and $8.7 million, respectively, of internal-use software acquisition and development costs.

Note 6 - Goodwill

In connection with the Company’s adoption of SFAS 142, during 2002, the Company recorded an impairment charge to earnings of $21,401 or $13,968 after tax (BS - $15,171; MRI - $6,230). This charge is presented in the Company’s Consolidated Statements of Earnings as a cumulative effect of a change in accounting as of January 1, 2002. Prospectively, the Company performs annual testing to evaluate the recoverability of goodwill carried in its balance sheet. Impairment testing was conducted as of July 1, 2004 and indicated no further impairment to goodwill. However, because of steady declines in revenue of the Todays segment over the last 36 months and a significant decline in operating profitability for that business in 2004 as compared to 2003, the Company conducted a further goodwill impairment review for the segment at December 31, 2004. Based on this review, which included consideration of improved segment performance in the fourth quarter of 2004 and projected increases in revenue and operating profit in 2005 and beyond, management concluded that goodwill related to the Todays segment was not impaired as of December 31, 2004. Should the Company’s assumptions and estimates of the future cash flows to be generated by the Todays segment not be achievable, it is reasonably possible that a portion of the goodwill recorded for the segment may become impaired and need to be written off in future periods.

The following table summarizes the changes in the Company’s carrying value of goodwill by reportable segment during 2004 and 2003:

	Balance at December 31, 2002	Dispositions	Translation and Other	Balance at December 31, 2003	Dispositions	Translation and Other	Balance at December 31, 2004
Business Solutions	$16,662	-	-	16,662	-	-	16,662
AndersElite	18,371	-	3,480	21,851	-	1,587	23,438
Todays	23,524	-	-	23,524	-	-	23,524
MRI	9,777	(123)	277	9,931	-	200	10,131
	$68,334	(123)	3,757	71,968	-	1,787	73,755

Note 7 - Restructuring

For the years ended December 31, 2004, 2003, and 2002, the Company recorded $(200), $(143), and $12,551, respectively, of restructuring charges (credits) as it continued a multi-phased Plan of Restructure initiated in 2001. During 2004 and 2003, the Company reduced by $200 and $279, respectively, some of its reserves in connection with the Company’s implementation of its Plan of Restructure. This reduction related primarily to better-than-expected sublease and lease exit experience. In addition, during 2003, the Company recorded $136 of restructuring charges in connection with the Company’s new growth and business integration plan. This expense related to employee severance costs.

The 2002 charges related to the closing of approximately 75 field offices and the termination of approximately 220 employees.

The table below presents a summary of the restructuring charges:

	Years ended December 31,
	2004	2003	2002
Asset impairments	$-	-	3,217
Provision for severance	-	136	3,479
Provision for termination of operating leases	-	-	5,855
Reduction to reserve	(200)	(279)	-
	$(200)	(143)	12,551

The breakdown of the restructuring charges among operating segments is as follows:

	2004	2003	2002
Business Solutions	$(200)	(143)	6,470
Todays	—	—	3,861
MRI	—	—	1,595
Corporate	—	—	625
	$(200)	(143)	12,551

The tables below present the restructuring activity from a balance sheet perspective:

	Net Accrual at December 31, 2002	Provision (Credit)	Cash Expenditures	Net Accrual at December 31, 2003
Provision for severance	$3,360	136	(2,863)	633
Provisions for termination of operating leases	5,539	(279)	(2,326)	2,934
	$8,899	(143)	(5,189)	3,567

	Net Accrual at December 31, 2003	Provision (Credit)	Cash Expenditures	Net Accrual at December 31, 2004
Provision for severance	$633	—	(591)	42
Provisions for termination of operating leases	2,934	(200)	(2,382)	352
	$3,567	(200)	(2,973)	394

The Company anticipates that the remaining liability for severance will be paid in 2005. The remaining liability for operating leases will be substantially paid by December 31, 2005. The liability for the provision for restructure is included in other accrued expenses in the accompanying consolidated balance sheets.

Note 8 - Real Estate Exit Costs

During 2004, the Company experienced continued declines in demand in its Life Sciences vertical within the Business Solutions segment. As a result, management evaluated certain office space and determined that there was excess real estate capacity within the Life Sciences vertical. In addition, management also determined that there was excess real estate capacity in the MRI segment. Accordingly, certain real estate properties were permanently vacated resulting in the Company recording pre-tax charges of $2.9 million, of which $0.6 million related to leasehold improvements written off during 2004. These charges are included in operating and administrative expenses in the accompanying consolidated statements of earnings.

The table presented below shows the current year activity by reportable segments:

	Business Solutions	MRI	Totals
Balance as of December 31, 2003	$-	-	-
Charge for real estate exit costs	834	2,064	2,898
Payments/reduction of assets	(596)	(682)	(1,278)
Balance as of December 31, 2004	$238	1,382	1,620

The future payments related to the above lease obligations are expected to extend through 2011. The accrual for real estate exit costs is included in other accrued expenses in the accompanying consolidated balance sheets.

Note 9 - Stock Based Plans

Omnibus Plan

During 2004, shareholders of the Company approved the CDI Corp. 2004 Omnibus Stock Plan (the “Omnibus Plan”). The Omnibus Plan replaced the 1998 Non-Qualified Stock Option Plan and the earlier Non-Qualified Stock Option and Stock Appreciation Rights Plan.

The Omnibus Plan allows eligible participants to receive awards of options, stock appreciation rights, deferred stock, restricted stock, and performance-based restricted stock units (“performance units”). The CDI Corp. 1998 Non-Qualified Stock Option Plan, the Non-Qualified Stock Option and Stock Appreciation Rights Plan, the 1998 Performance Share Plan, and all prior grants of restricted stock (the “Prior Plans”) have been assumed into the Omnibus Plan. All shares of CDI stock previously available for awards under the prior Plans will be available for awards under the Omnibus Plan, and all previously granted awards under the prior Plans have been assumed by the Omnibus Plan.

Stock Options

The option price at which options are to be exercised may not be less than 100% of the fair market value per share of the Company’s common stock on the last trading day preceding the date of grant. Options granted under the Omnibus Plan generally vest over five years and expire seven years from the date of grant.

As of December 31, 2004, 2,954,031 shares of common stock were reserved for future issuances of options under the Company’s Omnibus Plan. Activity under the plans for each of the years ended December 31, 2002, 2003, and 2004 was as follows:

	Shares subject to options	Weighted average exercise price
December 31, 2001	1,723,713	$20.59
Granted	345,435	$22.49
Exercised	(178,548)	$20.52
Cancelled	(345,268)	$23.36
December 31, 2002	1,545,332	$20.42
Granted	296,245	$24.09
Exercised	(176,896)	$20.00
Cancelled	(233,173)	$24.15
December 31, 2003	1,431,508	$20.64
Granted	282,447	$28.40
Exercised	(110,026)	$21.35
Cancelled	(182,268)	$25.71
December 31, 2004	1,421,661	$21.44

For various price ranges, weighted average characteristics of outstanding employee stock options at December 31, 2004 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2004	Weighted Average Exercise Price
$14.23 - $16.05	592,780	6.66	$15.77	170,932	$15.56
$16.90 - $21.75	246,705	4.95	$21.22	116,216	$21.30
$22.56 - $25.50	275,780	4.88	$23.56	104,880	$23.37
$25.77 - $46.50	306,396	5.91	$30.70	37,913	$40.88
	1,421,661			429,941

On February 15, 2005, the Company’s Board of Directors approved the cancellation of 300,000 stock option shares held by Roger H. Ballou, President and Chief Executive Officer. Mr. Ballou agreed to the cancellation and received no consideration for the cancellation.

Restricted Stock

The Company issued shares of restricted common stock that vest with the passage of time (generally four years) and based on the percentage achievement of pre-determined goals. Shares that do not vest are forfeited.

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

Compensation expense related to the restricted stock awards is charged to operations on a straight-line basis over the vesting period and totaled $285, $259, and $198 for the fiscal years ending December 31, 2004, 2003, and 2002, respectively.

Stock Purchase Plan

Under the terms of a stock purchase plan (“SPP”), designated employees and non-employee directors have the opportunity to purchase shares of the Company’s common stock on a pre-tax basis. Employee participants use a portion of their annual bonus awards to purchase SPP units. Certain senior management personnel are required to participate by using 25% of their annual bonus awards to purchase SPP units and can elect participation for up to an additional 25%. Other employee participants can elect to use up to 25% of their annual bonus amount. Non-employee directors may participate by using some or all of their director fees to purchase SPP units. The Company makes a matching contribution of one SPP unit for every three units purchased by a participant on a voluntary basis. Vesting of units occurs over a period of three to ten years as chosen by the participant. There are 128,400 SPP units (including Company matching units) outstanding as of December 31, 2004. The units were determined using a weighted average market price of $22.90 per share. Costs charged to earnings during 2004, 2003, and 2002 related to this plan were $627, $751, and $1,456, respectively.

Note 10 - Capital Stock

Changes in common shares issued and treasury shares for the years ended December 31, 2004, 2003, and 2002 follow:

	2004	2003	2002
Shares issued
Beginning of year	20,535,835	20,313,915	20,078,972
Exercise of stock options	110,026	176,896	178,548
Restricted stock issued	-	-	13,000
Stock purchase plans	22,540	45,024	43,395
End of year	20,668,401	20,535,835	20,313,915
Treasury shares
Beginning of year	963,465	958,465	950,502
Restricted stock issued	-	-	-
Restricted stock forfeiture	969	-	2,963
Shares repurchased	-	5,000	5,000
End of year	964,434	963,465	958,465

Note 11 - Basic and Diluted Earnings (Loss) Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for each fiscal year ended December 31:

	2004	2003	2002
Basic:
Weighted average shares outstanding	19,660,039	19,439,405	19,254,504
Restricted shares issued not vested	(28,450)	(42,582)	(46,031)
	19,631,589	19,396,823	19,208,473
Diluted:
Shares used for basic	19,631,589	19,396,823	19,208,473
Dilutive effect of stock options	221,906	253,132	264,636
Dilutive effect of units under the Stock Purchase Plans	103,857	109,014	91,183
Dilutive effect of restricted shared issued not vested	8,746	12,250	14,586
	19,966,098	19,771,219	19,578,878

Note 12 - Income Taxes

Pre-tax earnings (loss) from continuing operations for the years ended December 31, 2004, 2003, and 2002 were taxed in the following jurisdictions:

	2004	2003 (As Restated)	2002
United States	$6,689	22,323	(214)
Foreign	3,208	9,921	7,030
	$9,897	32,244	6,816

Income tax expense relating to continuing operations for the years ended December 31, 2004, 2003, and 2002 was comprised of the following:

	Total	Federal	State	Foreign
2004
Current	$(1,810)	(437)	(177)	(1,196)
Deferred	(559)	(594)	(93)	128
	$(2,369)	(1,031)	(270)	(1,068)
2003 (As Restated)
Current	$(2,312)	763	(30)	(3,045)
Deferred	(8,688)	(6,836)	(1,758)	(94)
	$(11,000)	(6,073)	(1,788)	(3,139)
2002
Current	$2,087	5,096	(538)	(2,471)
Deferred	(4,686)	(5,580)	958	(64)
	$(2,599)	(484)	420	(2,535)

The following table reconciles income tax expense based on the U.S. statutory rate to the Company’s income tax expense from continuing operations:

	2004	2003 (As Restated)	2002
Income tax expense based on the U.S. statutory rate	$(3,465)	(11,285)	(2,386)
State income taxes, net of federal tax benefit	(176)	(1,162)	273
Expenses permanently nondeductible for tax purposes	(367)	(540)	(789)
Foreign income taxes	138	483	236
Change in valuation allowance	400	-	(400)
Resolution of prior years’ tax exposure	1,035	1,405	231
Other	66	99	236
	$(2,369)	(11,000)	(2,599)

The tax effects of the principal components creating net deferred income tax assets as of December 31, 2004 and 2003 were as follows:

	2004	2003 (As Restated)
Components creating deferred tax assets:
Expenses not currently deductible (principally compensation and payroll-related)	$11,830	15,118
Intangible assets amortization	(107)	1,023
Other	(53)	268
Loss carryforwards	11,049	7,886
Credit carryforwards	1,550	1,236
Valuation allowance	(2,334)	(2,734)
	21,935	22,797
Components creating deferred tax liabilities:
Deferral of revenues and accounts receivable	(2,867)	(2,852)
Basis differences for fixed assets	(1,319)	(1,789)
Other	(3,095)	(2,943)
	$14,654	15,213

The valuation allowance of $2,334 as of December 31, 2004 has been provided primarily to reduce state loss carryforwards to a level which more likely than not will be realized. The total valuation allowance for the year ended December 31, 2004 decreased $400 due to the reduction of the portion of the prior year valuation allowance attributable to capital loss carryforwards.

At December 31, 2004, for state income tax purposes, there are operating loss carryforwards aggregating approximately $125.0 million expiring in varying amounts from 2005 through 2019. Realization is dependent upon generating sufficient state taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future state taxable income during the carryforward period are reduced.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $42.0 million at December 31, 2004. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Because of the availability of U.S. foreign tax credits, it is not practical to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

Note 13 - Discontinued Operations

In June 2002, the Company sold the net operating assets of its Modern Engineering, Inc. (“Modern”) subsidiary that operated in its Business Solutions segment. Modern provided technical staffing services to the automotive industry. A pre-tax loss on the disposal of these assets of $1,160 was recognized.

The earnings from discontinued operations for the year ended December 31, 2002 were as follows:

2002
Revenues	$32,674
Gross profit	$5,718
Operating and administrative expenses	5,860
Provision for disposal of assets	1,160
Loss before income taxes	(1,302)
Income tax benefit	1,829
Earnings from discontinued operations	$527

Note 14 - Legal Proceedings and Claims

During 2004, there were various settlements and judgments relating to claims which had been made against the Company. Those settlements and judgments, resulting in a charge of approximately $5.4 million, arose primarily out of a dispute with a potential subcontractor and the resolution of state tax matters within the Business Solutions segment, a lease dispute within the AndersElite segment, and a dispute with the purchaser of a business that was previously sold by the Company (the settlement of which was accounted for as a Corporate expense). These charges are included in operating and administrative expenses in the accompanying consolidated statements of earnings.

The Company has litigation and other claims pending which have arisen in the ordinary course of business. The Company is a party to two arbitration proceedings involving disputes regarding amounts due under two separate fixed-price contracts with customers. The amounts claimed by the Company total $6.9 million, a portion of which has been recorded in accounts receivable as of December 31, 2004. The amounts claimed by the customers total approximately $10.0 million, none of which has been reserved as a liability. While management anticipates a favorable resolution of these disputes, a favorable resolution cannot be assured, and an unfavorable resolution of these disputes could be material to the Company’s consolidated financial statements.

The Company also has litigation and other claims pending against it which have arisen in the ordinary course of business. Management believes there are substantive defenses and/or insurance and specific accounting reserves established such that the outcome of these pending matters should not have a material adverse effect on the business, financial condition, or results of operations of the Company.

Note 15 - Retirement Plans

Trusteed contributory and non-contributory defined contribution retirement plans have been established for the benefit of eligible employees. Costs of the plans are charged to earnings and are based on either a formula using a percentage of compensation or an amount determined by the Board of Directors. Charges to earnings for these retirement plans for the years ended December 31, 2004, 2003, and 2002 were $1,017, $1,418, and $2,370 respectively. The Company opted not to make contributions to its CDI Corporation Retirement Plan for the years ended December 31, 2004 and 2003. The Company does not provide other post-retirement or post-employment benefits.

Note 16 - Lease Commitments

Offices used for sales, recruiting, and administrative functions and facilities used for in-house engineering, design, and drafting are occupied under numerous leases that expire through 2016. In addition, there are leases for computers and office equipment. Due primarily to prior year restructuring, CDI has entered into several non-cancelable sublease arrangements whereby the Company is now the sublessor. If a sublessee were to default, the Company would remain liable for the prime lease obligation.

Rental expenses and sublease proceeds for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002
Rental expense	$14,527	14,432	16,466
Sublease proceeds	$399	1,052	708

For periods after December 31, 2004, approximate minimum annual rental payments under non-cancelable leases and inflows under non-cancelable subleases are presented in the table below. These amounts include accrued lease liabilities of $.4 million and $1.6 million as referred to in Notes 7 and 8, respectively.

	2005	2006	2007	2008	2009	There- after
Future minimum lease payments on non-cancelable leases (1)	$13,317	10,718	7,920	6,635	5,348	14,404
Future minimum proceeds to be received under non-cancelable subleases (2)	$966	438	124	47	39	-

(1)	Includes leases assigned or sublet to third parties for which the Company remains obligated under the primary lease.
(2)	Includes leases assigned or sublet to third parties who remit respective lease payments directly to the lessors.

Note 17 - Disposition of Assets

During 2004, the Company recorded a pre-tax gain of $1.3 million in connection with a sale of certain assets and liabilities of its MRI operations. Under the terms of the sale agreement dated June 30, 2003, the Company received a $0.5 million non-refundable payment and a non-recourse note with a face value of $2.2 million. Since a substantial portion of the sales price received was in the form of a non-recourse note secured only by the business sold, and completion of the sale was contingent upon the buyer obtaining independent third-party financing for the remaining purchase price, the Company did not record this transaction as a sale until the buyer obtained third party funding. The buyer obtained such third party funding in June 2004 and paid the Company $2.2 million. The book value of the net assets sold was $1.4 million.

In 2002, the Company recorded a loss on the sale of its MRI Company-owned permanent placement offices of $1.3 million. This transaction was completed primarily to enable MRI to focus on its franchise operations.

Note 18 - Related Party Transactions

The Company sublets office space and is provided legal services by a law firm in which one of the members of the Company’s Board of Directors is the Chairman and a partner. Total disbursements to the law firm relating to these items aggregated approximately $1.9 million, $1.3 million, and $1.5 million, in 2004, 2003, and 2002, respectively.

Note 19 - Reporting Segments

In January 2004, the Company implemented a new structure and leadership alignment. As a result, the Company is reporting its segments as follows: Business Solutions, AndersElite, Todays Staffing (“Todays”), and Management Recruiters International (“MRI”). Todays and MRI segments remain unchanged from prior reporting periods. Prior year segment reporting has been restated to conform to the new organizational structure.

Business Solutions includes most of the former Professional Services and Project Management reporting segments. It operates principally through five key verticals: CDI-Information Technology (“IT”) Services, CDI-Process & Industrial (“P&I”), CDI-Aerospace, CDI-Government Services, and CDI-Life Sciences.

•	CDI Information Technology Services – Provides IT staffing and IT outsourcing solutions to a broad range of primarily service-based industries.

•	CDI Process and Industrial – Provides a full range of engineering, project management, design, professional staffing, and outsourcing solutions to firms in two different sectors: the process sector, that includes firms in oil, gas, and chemicals; and the industrial sector, covering firms in power generation and energy transmission, telecommunications, and heavy manufacturing.

•	CDI Aerospace – Provides a full range of engineering, design, project management, professional IT and engineering staffing, and outsourcing solutions to both the commercial and military aerospace markets.

•	CDI Government Services – Focuses on providing engineering, design, and logistics services to the defense industry.

•	CDI Life Sciences – Offers design, validation, project management, engineering, professional staffing, and outsourcing solutions to customers in the pharmaceutical, bio-pharmaceutical, and regulated medical services industries.

Business Solutions also provides services to businesses in the automotive and financial services industries.

AndersElite, formerly part of the Professional Services segment, is a leading United Kingdom firm specializing in sourcing professionals from architects and surveyors, to electrical and construction engineers, to information technology professionals, in private and government-funded design and construction projects.

Todays provides temporary and permanent administrative, clerical, and legal staffing services as well as managed staffing services.

MRI is a franchisor providing support services to its franchisees who engage in the search and recruitment of primarily management and sales personnel for employment by their customers. It also provides temporary management staffing services.

Segment data for the years ended December 31, 2004, 2003, and 2002 follows:

	2004	2003 (As Restated)	2002
Revenues:
Business Solutions	$700,831	717,225	811,160
AndersElite	166,062	150,334	123,027
Todays	122,262	135,746	149,387
MRI	56,052	56,876	85,901
	$1,045,207	1,060,181	1,169,475
Earnings from continuing operations before income taxes, minority interests and cumulative effect of accounting change
Operating profit:
Business Solutions	$11,681	25,535	9,045
AndersElite	2,456	8,614	7,258
Todays	2,165	6,371	1,486
MRI	9,830	3,622	6,902
Corporate	(16,763)	(12,951)	(17,990)
	9,369	31,191	6,701
Interest income, net	528	1,053	115
	$9,897	32,244	6,816
Depreciation and amortization:
Business Solutions	$6,778	7,674	17,715
AndersElite	1,046	1,181	1,254
Todays	721	1,133	1,490
MRI	756	1,484	2,705
Corporate	317	391	1,293
	$9,618	11,863	24,457
Assets:
Business Solutions	$194,424	198,751	194,238
AndersElite	57,540	54,429	48,153
Todays	44,865	40,495	44,779
MRI	28,428	38,115	38,934
Corporate	33,762	73,390	106,670
	$359,019	405,180	432,774
Purchases of property and equipment:
Business Solutions	$5,747	11,233	6,456
AndersElite	1,229	661	1,379
Todays	338	1,107	558
MRI	180	332	1,145
Corporate	304	324	606
	$7,798	13,657	10,144

Inter-segment activity is not significant. Therefore, revenues reported for each operating segment are substantially all from external customers.

The Company is domiciled in the United States and its segments (other than AndersElite) operate primarily in the United States. Revenues and fixed assets by geographic area for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003 (As Restated)	2002
Revenues:
United States	$808,169	847,015	979,372
United Kingdom, Canada, and other	237,038	213,166	190,103
	$1,045,207	1,060,181	1,169,475
Property and Equipment:
United States	$23,720	26,513	23,758
United Kingdom, Canada, and other	4,664	4,608	5,376
	$28,384	31,121	29,134

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CDI Corp.:

We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, the Company has restated its consolidated balance sheet as of December 31, 2003, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for the year ended December 31, 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 30, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/S/ KPMG LLP
Philadelphia, Pennsylvania March 30, 2005

Restated Quarterly Results (Unaudited)

The quarterly financial data below (except for the fourth quarter of 2004) has been restated for the applicable periods to reflect the adjustments described in Note 2. In addition, the Company has also presented restated quarterly financial data for its Business Solutions (“BS”) segment since the restatement impacted this segment. Quarterly financial data for the other segments were not affected by the restatements.

	Consolidated
	Year Ended December 31, 2004 (a)
(in thousands, except per share data)	First Quarter (As Restated)	Second Quarter (As Restated)	Third Quarter (As Restated)	Fourth Quarter	Total
Revenues	$255,987	264,839	263,152	261,229	1,045,207
Gross profit	61,164	62,927	62,224	59,079	245,394
Operating and administrative expenses	54,114	57,371	59,544	66,491	237,520
Operating profit	7,050	6,851	2,680	(7,212)	9,369
Interest income, net and other	(268)	(136)	(39)	(85)	(528)
Net earnings (loss)	$4,719	4,773	1,707	(3,671)	7,528
Diluted earnings per share:
Net earnings (loss)	$0.24	0.24	0.08	(0.19)	0.38

	Consolidated
	Year Ended December 31, 2003 (b)
(in thousands, except per share data)	First Quarter (As Restated)	Second Quarter (As Restated)	Third Quarter (As Restated)	Fourth Quarter (As Restated)	Total (As Restated)
Revenues	$269,497	269,962	264,321	256,401	1,060,181
Gross profit	68,570	65,188	63,481	59,754	256,993
Operating and administrative expenses	60,606	56,309	55,178	53,852	225,945
Operating profit	7,964	8,879	8,234	6,114	31,191
Interest income, net and other	(374)	(252)	(170)	(257)	(1,053)
Net earnings	$5,211	6,206	5,434	4,393	21,244
Diluted earnings per share:
Net earnings	$0.27	0.31	0.27	0.22	1.07

(a)	The information presented in the table below reconciles the Company’s consolidated restated net earnings for the first three quarters of 2004 from the net earnings previously presented in the Company’s Form 10-Qs for the applicable periods.

	Year Ended December 31, 2004
(in thousands, except per share data)	First Quarter (As Restated)	Second Quarter (As Restated)	Third Quarter (As Restated)	Fourth Quarter	Total
Net earnings as originally reported	$4,936	5,209	2,287	(3,671)	8,761

Adjustments (pre-tax):
Revenue	-	-	(97)	-	(97)
Cost of services	84	106	112	-	302
Operating and administrative expenses	262	590	719	-	1,571
Total adjustments (pre-tax)	(346)	(696)	(928)	-	(1,970)
Tax effect of restated adjustments	129	260	348	-	737
Total net adjustments	(217)	(436)	(580)	-	(1,233)
Net earnings (loss) as restated	$4,719	4,773	1,707	(3,671)	7,528

Diluted earnings per share:
Net earnings - as originally reported	$0.25	0.26	0.11	(0.19)	0.44
Effect of net adjustments	(0.01)	(0.02)	(0.03)	-	(0.06)
Net earnings (loss) as restated	$0.24	0.24	0.08	(0.19)	0.38

(b)	The information presented in the table below reconciles the Company’s consolidated restated net earnings for the first three quarters of 2003 from the net earnings previously presented in the Company’s Form 10-Qs for the applicable periods. The information for the fourth quarter of 2003 has been reconciled from the net earnings amount previously reported in the Company’s 2003 Form 10-K.

	Year Ended December 31, 2003
(in thousands, except per share data)	First Quarter (As Restated)	Second Quarter (As Restated)	Third Quarter (As Restated)	Fourth Quarter (As Restated)	Total (As Restated)
Net earnings as originally reported	$5,460	6,103	5,973	5,010	22,546

Adjustments (pre-tax):
Revenue	(29)	(32)	(34)	(38)	(133)
Cost of services	(223)	(50)	(48)	19	(302)
Operating and administrative expenses	592	(143)	900	822	2,171
Total adjustments (pre-tax)	(398)	161	(886)	(879)	(2,002)
Tax effect of restated adjustments	149	(58)	347	262	700
Total net adjustments	(249)	103	(539)	(617)	(1,302)
Net earnings as restated	$5,211	6,206	5,434	4,393	21,244

Diluted earnings per share:
Net earnings - as originally reported	$0.28	0.31	0.30	0.25	1.14
Effect of net adjustments	(0.01)	-	(0.03)	(0.03)	(0.07)
Net earnings as restated	$0.27	0.31	0.27	0.22	1.07

	Business Solutions
	Year Ended December 31, 2004 (a)
(in thousands)	First Quarter (As Restated)	Second Quarter (As Restated)	Third Quarter (As Restated)	Fourth Quarter	Total
Revenues	$172,452	179,634	176,833	171,912	700,831
Gross profit	33,790	35,424	33,697	30,940	133,851
Operating and administrative expenses	27,912	30,379	30,208	33,871	122,370
Restructuring	-	-	-	(200)	(200)
Operating profit (loss)	$5,878	5,045	3,489	(2,731)	11,681

	Business Solutions
	Year Ended December 31, 2003 (b)
(in thousands)	First Quarter (As Restated)	Second Quarter (As Restated)	Third Quarter (As Restated)	Fourth Quarter (As Restated)	Total (As Restated)
Revenues	$185,530	182,014	177,785	171,896	717,225
Gross profit	39,946	35,914	35,920	34,435	146,215
Operating and administrative expenses	32,394	29,423	30,158	28,742	120,717
Restructuring	-	-	218	(255)	(37)
Operating profit	$7,552	6,491	5,544	5,948	25,535

(a)	The information presented in the table below reconciles the Company’s BS segment’s restated operating profit for the first three quarters of 2004 from the operating profit previously presented in the Company’s Form 10-Qs for the applicable periods.

	Year Ended December 31, 2004
(in thousands)	First Quarter (As Restated)	Second Quarter (As Restated)	Third Quarter (As Restated)	Fourth Quarter	Total
Operating profit (loss) as originally reported	$6,224	5,741	4,417	(2,731)	13,651

Adjustments (pre-tax):
Revenue	-	-	(97)	-	(97)
Cost of services	84	106	112	-	302
Operating and administrative expenses	262	590	719	-	1,571
Total adjustments (pre-tax)	(346)	(696)	(928)	-	(1,970)
Operating profit (loss) as restated	$5,878	5,045	3,489	(2,731)	11,681

(b)	The information presented in the table below reconciles the Company’s BS segment’s restated operating profit for the first three quarters of 2003 from the operating profit previously presented in the Company’s Form 10-Qs for the applicable periods. The information for the fourth quarter of 2003 has been reconciled from the operating profit previously reported in the Company’s 2003 Form 10-K.

	Year Ended December 31, 2003
(in thousands)	First Quarter (As Restated)	Second Quarter (As Restated)	Third Quarter (As Restated)	Fourth Quarter (As Restated)	Total (As Restated)
Operating profit as originally reported	$7,950	6,330	6,430	6,827	27,537

Adjustments (pre-tax):
Revenue	(29)	(32)	(34)	(38)	(133)
Cost of services	(223)	(50)	(48)	19	(302)
Operating and administrative expenses	592	(143)	900	822	2,171
Total adjustments (pre-tax)	(398)	161	(886)	(879)	(2,002)
Operating profit as restated	$7,552	6,491	5,544	5,948	25,535

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were not effective because a material weakness in internal control over financial reporting existed as of that date. The identified material weakness resulted from inadequate account analysis procedures as described below. Due to this material weakness, the Company, in preparing its financial statements as of and for the year ended December 31, 2004, performed additional procedures relating to accounts receivable, accrued payroll, and certain other balance sheet accounts to ensure that the financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of its financial reporting and of the preparation of its financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail: accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting, due to a material weakness associated with inadequate account analysis procedures, as described below.

In compiling its financial results for the fourth quarter ended December 31, 2004, management identified a material weakness in the Company’s internal control over financial reporting relating to account analysis practices and procedures employed by the Company in its period-end financial reporting process. Specifically, management identified circumstances in which certain financial statement accounts were not being analyzed by appropriate personnel, resulting in an accumulation of accounting errors that were not detected on a timely basis. The financial statement accounts in which accounting errors were identified included primarily accounts receivable, which was overstated in prior annual and interim periods, and accrued payroll, which was understated in prior annual and interim periods. These deficiencies in the Company’s internal control over financial reporting resulted in misstatements to prior annual and interim financial statements and, accordingly, certain prior annual and interim financial statements have been restated to reflect the correction of accounting errors as more fully described in Note 2 to the Company’s consolidated financial statements.

The Company’s independent registered public accountants, KPMG LLP, have audited and issued their report on management’s assessment of the Company’s internal control over financial reporting, which report is included herein.

(c)	Changes in Internal Controls

There were no changes, other than as discussed below, in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company has identified and is in the process of implementing action plans to remediate the material weakness described in (b) above. Specifically, the Company has developed and implemented new account analysis procedures to ensure that accounts are being analyzed on a timely basis, analyses are being independently reviewed, all identified adjustments are recorded on a timely basis, and all account balances are substantiated by supporting detail. The Company is currently in the process of hiring additional accounting staff as well as reorganizing its accounting and finance departments. While the Company is in the process of implementing remediation plans, the aforementioned material weakness will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. As a result, the Company did not consider these remediation efforts in the Company’s assessment of its internal control over financial reporting as of December 31, 2004.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CDI Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that CDI Corp. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness in account analysis practices and procedures employed by the Company in its period-end financial reporting process, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2004:

Management identified a material weakness in the Company’s internal control over financial reporting relating to account analysis practices and procedures employed by the Company in the period-end financial reporting process. Specifically, certain financial statement accounts were not being analyzed by appropriate personnel, resulting in an accumulation of accounting errors that were not detected on a timely basis. The financial statement accounts in which accounting errors were identified included primarily accounts receivable, which was overstated in prior annual and interim periods, and accrued payroll, which was understated in prior annual and interim periods. These deficiencies resulted in misstatements to prior annual and interim financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets, Statements of Earnings, Shareholders’ Equity and Cash Flows of CDI Corp. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 30, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that CDI Corp. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CDI Corp. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    KPMG LLP

KPMG LLP

Philadelphia, Pennsylvania

March 30, 2005

Part III

Item 10.	Directors and Executive Officers of the Registrant

Information related to security ownership of certain beneficial owners and management is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year.

The Company has adopted a code of ethics that applies to all of the Company’s employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is available on the Company’s website at www.cdicorp.com, or may be obtained by making a written request addressed to the Company’s Vice President of Corporate Communications. The Company will disclose on its website amendments to, and, if any are granted, waivers of, its code of ethics for its principal executive officer, principal financial officer, or principal accounting officer or controller.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 for common shares of the Company that may be issued under the CDI Corp. Omnibus Plan. It also includes information related to the CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors (“SPP”). See Note 9 in the Notes to Consolidated Financial Statements for further information related to these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
	A	B	C
Equity compensation plans approved by security holders (a)	1,550,061	$21.56	1,778,970
Total	1,550,061	$21.56	1,778,970

(a)	The number of securities in column A includes 128,400 units awarded to participants in the SPP. The weighted average share price of $22.90 for the SPP represents the weighted average market price per share of the Company’s common stock on the days when units were awarded to participants under the plans. Upon vesting, participants in the plans are entitled to receive an equal number of shares of the Company’s common stock.

Item 13.	Certain Relationships and Related Transactions

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2004 and 2003, the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years ended December 31, 2004, 2003, and 2002, the footnotes thereto, and the report of KPMG LLP, independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003, and 2002.

(b)	Exhibits

Number	Exhibit
3.a.	Articles of incorporation of the Registrant, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-5519).

3.b.	Bylaws of the Registrant, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-5519).

10.a.	CDI Corp. Non-Qualified Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.b.	Amended and Restated CDI Corp. 1998 Non-Qualified Stock Option Plan, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.c.	CDI Corp. 2004 Omnibus Stock Plan, incorporated herein by reference to the Registrant’s 2004 proxy statement filed on Schedule 14A on April 21, 2004 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement.)

10.d.	Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, incorporated herein by reference to the Registrant’s 2004 proxy statement filed on Schedule 14A on April 21, 2004 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.e.	CDI Corporation Deferred Compensation Plan. (Constitutes a management contract or compensatory plan or arrangement)

Number	Exhibit

10.f.	Executive Severance Arrangement Approved by the CDI Corp. Compensation Committee on September 10, 2002, incorporated by reference to the Registrant’s report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.g.	Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.h.	Restricted Stock Agreement dated as of October 25, 1999 between Registrant and Gregory L. Cowan, incorporated herein by reference to the Registrant’s report on Form 10-K for the year ended December 31, 1999 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.i.	Employment Agreement dated October 1, 2001, between Registrant and Roger H. Ballou, incorporated by reference to the Registrant’s report on Form 10-K for the year ended December 31, 2001. (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.j.	Non-Qualified Stock Option Agreement dated October 14, 2002 between Registrant and Jay G. Stuart, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

10.k.	Restricted Stock Agreement dated October 14, 2002 between Registrant and Jay G. Stuart, incorporated herein by reference to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

10.l.	Release and Waiver of Claims and Non-Competition Agreement dated December 20, 2004 between Registrant and Jay G. Stuart. (Constitutes a management contract or compensatory plan or agreement)

10.m.	Promissory Note dated November 16, 2004 from Registrant to JP Morgan Chase Bank, along with cover letter from JP Morgan Chase Bank to Registrant.

Number	Exhibit	Page

21.	List of Subsidiaries of the Registrant.

23.	Consent of Independent Certified Public Accountants.

31.a.	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b.	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDI Corp.
By: /s/	Roger H. Ballou
Roger H. Ballou
President and Chief Executive Officer
Date: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/	Roger H. Ballou	By: /s/	Michael J. Emmi	By: /s/	Ronald J. Kozich
	Roger H. Ballou		Michael J. Emmi		Ronald J. Kozich
	President, Chief		Director		Director
	Executive Officer and Director		Date: March 29, 2005		Date: March 29, 2005
(Principal Executive Officer)
	Date: March 29, 2005	By: /s/	Walter R. Garrison	By: /s/	Barton J. Winokur
			Walter R. Garrison		Barton J. Winokur
By: /s/	Jay G. Stuart		Director		Director
	Jay G. Stuart		Date: March 29, 2005		Date: March 29, 2005
Executive Vice President
	And Chief Financial Officer	By: /s/	Kay Hahn Harrell
	(Principal Financial and Accounting Officer)		Kay Hahn Harrell Director
	Date: March 29, 2005		Date: March 29, 2005

By: /s/	Walter E. Blankley	By: /s/	Lawrence C. Karlson
	Walter E. Blankley		Lawrence C. Karlson
	Director		Director
	Date: March 29, 2005		Date: March 29, 2005

Schedule II

CDI CORP. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(Allowance for Uncollectible Receivables)

	Years ended December 31, 2004, 2003 and 2002
	Balance at beginning of year	Additions charged to earnings	Uncollectible receivables written off, net of recoveries	Balance at end of year

December 31, 2004	$5,496,000	1,349,000	2,379,000	4,466,000
December 31, 2003	$7,683,000	1,843,000	4,030,000	5,496,000
December 31, 2002	$8,162,000	3,246,000	3,725,000	7,683,000