Form 10-Q
period 2005-03-31
CDI CORP
filed 2005-05-10
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate whether the Registrant is an accelerated filer (as defined in Section 12b-2 of the Exchange Act.)    Yes  ☒    No  ☐

Outstanding shares of each of the Registrant’s classes of common stock as of May 4, 2005 were:

Common stock, $.10 par value	19,731,031 shares
Class B common stock, $.10 par value	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,439	32,716
Accounts receivable, less allowance for doubtful accounts of $4,016 - March 31, 2005; $4,466 - December 31, 2004	208,795	192,145
Prepaid expenses	8,646	6,558
Income taxes receivable	2,992	6,363
Deferred income taxes	4,313	4,846

Total current assets	251,185	242,628

Property and equipment, at cost:
Computers and systems	91,494	88,983
Equipment and furniture	26,831	26,208
Leasehold improvements	11,691	11,724

	130,016	126,915
Accumulated depreciation	(101,276)	(98,531)

Property and equipment, net	28,740	28,384

Deferred income taxes	9,495	9,808
Goodwill	73,065	73,755
Other assets	3,712	4,444

Total assets	$366,197	359,019

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities:
Obligations not liquidated because of outstanding checks	$3,338	2,135
Accounts payable	23,406	23,407
Withheld payroll taxes	1,489	1,639
Accrued compensation and related expenses	48,888	39,439
Other accrued expenses	12,959	15,096
Income taxes payable	1,924	1,907

Total current liabilities	92,004	83,623

Deferred compensation	7,484	8,206

Total liabilities	99,488	91,829

Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 20,680,236 shares - March 31, 2005; 20,668,401 shares - December 31, 2004	2,068	2,067
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in capital	31,927	31,687
Retained earnings	245,571	245,425
Accumulated other comprehensive income	9,658	10,559
Unamortized value of restricted stock issued	(195)	(228)
Less common stock in treasury, at cost - 964,434 shares - March 31, 2005 and December 31, 2004	(22,320)	(22,320)

Total shareholders’ equity	266,709	267,190

Total liabilities and shareholders’ equity	$366,197	359,019

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2005	2004
		(As Restated)
Revenues	$265,919	255,987
Cost of services	205,134	194,823

Gross profit	60,785	61,164
Operating and administrative expenses	57,665	54,114
Gain on sale of asset	(420)	—

Operating profit	3,540	7,050
Interest income, net and other	147	268

Earnings before income taxes	3,687	7,318
Income tax expense	1,373	2,599

Net earnings	$2,314	4,719

Basic earnings per share	$0.12	0.24
Diluted earnings per share	$0.12	0.24

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

	Three months ended March 31,
	2005	2004
		(As Restated)
Common stock
Beginning of period	$2,067	2,054
Exercise of stock options	—	4
Stock purchase plan	1	—

End of period	$2,068	2,058

Additional paid-in capital
Beginning of period	$31,687	28,205
Exercise of stock options	40	709
Restricted stock-change in value	—	(2)
Stock purchase plan	196	85
Tax benefit from stock plans	4	160

End of period	$31,927	29,157

Retained earnings
Beginning of period	$245,425	285,164
Net earnings	2,314	4,719
Dividends paid to shareholders	(2,168)	(1,765)

End of period	$245,571	288,118

Accumulated other comprehensive income
Beginning of period	$10,559	6,829
Translation adjustment	(901)	905

End of period	$9,658	7,734

Unamortized value of restricted stock issued
Beginning of period	$(228)	(544)
Restricted stock-forfeiture	—	13
Restricted stock-change in value	—	2
Restricted stock-amortization	33	55

End of period	$(195)	(474)

Treasury stock
Beginning of period	$(22,320)	(22,297)
Restricted stock-forfeiture	—	(13)

End of period	$(22,320)	(22,310)

Comprehensive income
Net earnings	$2,314	4,719
Translation adjustment	(901)	905

	$1,413	5,624

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2005	2004
		(As Restated)
Operating activities:
Net earnings	$2,314	4,719
Depreciation	2,537	2,425
Deferred income taxes	846	297
Tax benefit from equity compensation plans	4	160
Gain on sale of asset	(420)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(17,418)	(2,116)
Prepaid expenses	(2,097)	(2,021)
Accounts payable	36	2,744
Accrued expenses and other current liabilities	7,402	2,330
Income taxes	3,409	1,648
Other assets, non-current liabilities and other	234	291

Net cash (used in) provided by operating activities	(3,153)	10,477

Investing activities:
Purchases of property and equipment	(2,513)	(1,391)
Purchases of short-term investments	—	(16,613)
Proceeds from sale of asset	644	—
Other	(64)	(37)

Net cash used in investing activities	(1,933)	(18,041)

Financing activities:
Dividends paid to shareholders	(2,168)	(1,765)
Obligations not liquidated because of outstanding checks	1,203	(2,236)
Proceeds from exercises of employee stock options	41	713

Net cash used in financing activities	(924)	(3,288)

Effect of exchange rate changes on cash	(267)	62

Net decrease in cash and cash equivalents	(6,277)	(10,790)

Cash and cash equivalents at beginning of period	32,716	50,290

Cash and cash equivalents at end of period	$26,439	39,500

Supplemental disclosure of cash flow information:
Cash (received) paid for income taxes, net	$(3,264)	195

See accompanying notes to consolidated financial statements.

CDI Corp.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements of CDI Corp. (“CDI” or the “Company”) are unaudited. The balance sheet as of December 31, 2004 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2004 reported in Form 10-K, filed March 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three month period ended March 31, 2005 are not necessarily indicative of results that may be expected for the full year or any portion thereof.

In accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, the Company has recorded accounts receivable of $2.4 million and $1.7 million at March 31, 2005 and December, 31, 2004, respectively, reflecting the anticipated recovery of costs incurred on contracts for which related change orders have not yet been approved by customers. Management believes that it is probable that these claims will be collectible from the customers.

2. Restatement of Financial Statements

As discussed in the Company’s Form 10-K for 2004, the Company has restated its consolidated financial statements for 2003 and for the first three quarters of 2004. All applicable financial information contained in this Form 10-Q gives effect to these restatements. Accordingly, the consolidated financial statements of the Company for these periods and the segment data for the Business Solutions segment for these periods (which was the only segment affected by the restatement) included in filings prior to the filing of the Company’s Form 10-K for 2004 with the Securities and Exchange Commission (“SEC”) should no longer be relied upon.

The Company’s Form 10-K for 2004 filed with the SEC on March 31, 2005, contains restated information for all of the above periods to which the restatement applies and other information relating to the restatement, in the Form 10-K Item 6 “Selected Financial Data,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Financial Statements,” Note 2 of the Notes to Consolidated Financial Statements and Quarterly Results (Unaudited) Supplementary Data included in Item 8, and Item 9A, “Controls and Procedures.”

The net effect of all of the restatement adjustments for the three months ended March 31, 2004 was to decrease the Company’s pre-tax earnings by $0.3 million from that previously reported for such period. The Company’s consolidated statements of cash flows and shareholders’ equity have been restated to reflect the reclassification of changes in assets and liabilities during the period discussed above.

3. New Accounting Pronouncements

In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards. When measuring the fair value of these awards, companies can choose from two different pricing models that reflect their specific circumstances and the economics of their transactions. In addition, the Company is in the process of selecting one of three transition methods available under SFAS 123R. Accordingly, the Company has not yet determined the impact on its consolidated financial statements of adopting SFAS 123R. In April 2005, the SEC adopted a new rule which delayed the date for compliance with SFAS 123R. The new effective date for the Company was delayed from July 1, 2005 until January 1, 2006.

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

4. Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2005 and December 31, 2004 were comprised of the following:

	March 31, 2005	December 31, 2004
Cash	$7,443	4,746
Cash equivalents	18,996	27,970

Total cash and cash equivalents	$26,439	32,716

Cash equivalents are in very liquid, high-quality debt securities with diversification among the investments based upon Company established guidelines.

5. Restructuring

There were no restructuring charges during the first three months of 2004 and 2005.

The table presented below shows the current year activity related to other restructurings from a balance sheet perspective:

	Net Accrual at December 31, 2004	Cash Expenditures	Net Accrual at March 31, 2005
Severance	$42	—	42
Lease obligations	352	(58)	294

	$394	(58)	336

The Company anticipates that the remaining liability for severance will be paid in 2005. The remaining liability for operating leases will be substantially paid by December 31, 2005. The liability for the provision for restructure is included in other accrued expenses in the accompanying consolidated balance sheets.

6. Real Estate Exit Costs

During 2004, the Company experienced continued declines in demand in its Life Sciences vertical within the Business Solutions segment. As a result, management evaluated certain office space and determined that there was excess real estate capacity within the Life Sciences vertical. In addition, management also determined that there was excess real estate capacity in the MRI segment. Accordingly, certain real estate properties were permanently vacated during the second and fourth quarters of 2004 resulting in the Company recording pre-tax charges of $2.9 million for real estate exit costs, of which $0.6 million related to leasehold improvements written off during those periods.

The table presented below shows the current year activity related to real estate exit costs from a balance sheet perspective by reportable segments:

	Business Solutions	MRI	Totals
Balance as of December 31, 2004	$238	1,382	1,620

Payments	(11)	(183)	(194)

Balance as of March 31, 2005	$227	1,199	1,426

The future payments related to the above lease obligations are expected to extend through 2011. The accrual for real estate exit costs is included in other accrued expenses in the accompanying consolidated balance sheets.

7. Earnings Per Share

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of earnings.

The number of common shares used to calculate basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 was determined as follows:

	Three months ended March 31,
	2005	2004
Basic
Average shares outstanding	19,707,001	19,591,107
Restricted shares issued not vested	(16,800)	(31,275)

	19,690,201	19,559,832

Diluted
Shares used for basic calculation	19,690,201	19,559,832
Dilutive effect of stock options	71,054	270,636
Dilutive effect of restricted shares issued not vested – time based	5,850	8,206
Dilutive effect of restricted shares issued not vested – performance based	—	125
Dilutive effect of units issuable under Stock Purchase Plans	111,255	98,166
Dilutive effect of time based deferred stock units	75	—
Dilutive effect of stock appreciation rights	50	—

	19,878,485	19,936,965

8. Stock Based Plans

During 2004, shareholders of the Company approved the CDI Corp. 2004 Omnibus Stock Plan (the “Omnibus Plan”). The Omnibus Plan replaced the 1998 Non-Qualified Stock Option Plan and the earlier Non-Qualified Stock Option and Stock Appreciation Rights Plan.

The Company uses the intrinsic value method of accounting for stock options and other forms of stock-based compensation granted to employees and directors, in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. No compensation cost has been recognized for grants of stock options because option exercise prices are not less than the fair market value of the underlying common stock at dates of grant. Compensation cost has been recognized for restricted stock issued and for units granted under both the Stock Purchase Plan and the Omnibus Plan.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. The Company has elected to continue with its current practice of applying the recognition and measurement principles of APB 25. The Company has adopted the disclosure requirements of SFAS 148.

SFAS No. 123, “Accounting for Stock Based Compensation”, uses a fair value based method of accounting for stock-based compensation. The following table reflects the pro-forma effect on net earnings and earnings per share for the three month periods ended March 31, 2005 and 2004 if the Company had adopted the fair value recognition provisions of SFAS No. 123:

	Three months ended March 31,
	2005	2004
		(As Restated)
Net income, as reported	$2,314	4,719
Stock-based employee and director compensation cost included in reported earnings, net of income tax effect	96	163
Stock-based employee and director compensation cost under fair value-based method, net of income tax effect	(59)	(507)

Pro forma net income	$2,351	4,375

Net earnings per share:
Basic – as reported	$0.12	0.24
Basic – pro forma	0.12	0.22

Diluted - as reported	$0.12	0.24
Diluted – pro forma	0.12	0.22

9. Reporting Segments

The Company has four reporting segments: Business Solutions (“BS”), AndersElite (“Anders”), Todays Staffing (“Todays”) and Management Recruiters International (“MRI”).

BS operates principally through the following five key verticals:

•	CDI Information Technology Services – provides IT staffing and IT outsourcing solutions to a broad range of primarily service-based industries.

•	CDI Process and Industrial – provides a full range of engineering, project management, design, professional staffing, and outsourcing solutions to firms in two different sectors: the process sector, which includes firms in oil, gas, and chemicals industries; and the industrial sector, covering firms in power generation and energy transmission, telecommunications, and heavy manufacturing industries.

•	CDI Aerospace – provides a full range of engineering, design, project management, professional IT and engineering staffing, and outsourcing solutions to both the commercial and military aerospace markets.

•	CDI Government Services – provides engineering, design, and logistics services to the defense industry.

•	CDI Life Sciences – provides design, validation, project management, engineering, professional staffing, and outsourcing solutions to customers in the pharmaceutical, bio-pharmaceutical, and regulated medical services industries.

BS also provides services to businesses in the automotive and financial services industries.

Anders is a leading United Kingdom firm specializing in providing professionals from architects and surveyors, to electrical and construction engineers, to information technology professionals, in private and government-funded design and construction projects.

Todays provides temporary, permanent placement, and managed staffing services for customers seeking office administrative, legal professionals, and financial staff.

MRI is a franchisor providing support services to its network of franchisees, who engage in the search and recruitment of technical, professional, management and sales personnel for employment by the franchisee’s customers. It also provides temporary management staffing services.

Operating segment data is presented in the following tables:

	Three months ended March 31,
	2005	2004
		(As Restated)
Revenues:
BS	$176,997	172,452
Anders	41,810	39,515
Todays	33,207	29,901
MRI	13,905	14,119

	$265,919	255,987

Earnings before income taxes

Operating profit (loss):
BS	$3,336	5,878
Anders	893	1,518
Todays	(184)	456
MRI	3,265	2,326
Gain on sale of asset	420	—
Corporate	(4,190)	(3,128)

	3,540	7,050
Interest income, net and other	147	268

	$3,687	7,318

	March 31, 2005	December 31, 2004
Assets:
BS	$203,075	194,424
Anders	60,446	57,540
Todays	46,870	44,865
MRI	28,549	28,428
Corporate	27,257	33,762

	$366,197	359,019

Inter-segment activity is not significant; therefore, revenues reported for each operating segment are substantially all from external customers.

10. Legal Proceedings and Claims

The Company has litigation and other claims pending which have arisen in the ordinary course of business. The Company is a party to two arbitration proceedings involving disputes regarding amounts due under two separate fixed-price contracts with customers. The amounts claimed by the Company total $6.9 million, a portion of which has been recorded in accounts receivable as of March 31, 2005. The amounts claimed by the customers total approximately $10.0 million, none of which has been reserved as a liability. While management anticipates a favorable resolution of these disputes, a favorable resolution cannot be assured, and an unfavorable resolution of these disputes could be material to the Company’s consolidated financial statements.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Certain information in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, “believes”, “expects,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “hopes,” “intends,” “plans,” “estimates,” or “anticipates” or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as the effects of, and changes in general economic conditions and capital spending by customers, competitive market pressures, material changes in demand from larger customers, availability of labor, the Company’s performance on contracts and the outcome of contracts in dispute, changes in customers’ attitudes toward outsourcing, government policies or judicial decisions adverse to the staffing industry, and other uncertainties set forth herein and in the Company’s 2004 Form 10-K, and as may be set forth in the Company’s subsequent press releases and/or Forms 10-Q, 8-K and other filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

Restatement of Financial Statements

As discussed in the Company’s Form 10-K for 2004, the Company restated its consolidated financial statements for 2003 and for the first three quarters of 2004. Financial information contained in this Form 10-Q gives effect to these restatements. Accordingly, the consolidated financial statements of the Company for these periods and the segment data for the Business Solutions segment for these periods (which was the only segment affected by the restatement) included in prior filings with the SEC should no longer be relied upon.

The Company’s Form 10-K for 2004 filed with the SEC on March 31, 2005 contains restated information for all of the above periods to which the restatement applies and other information relating to the restatement, in the Form 10-K Item 6 “Selected Financial Data,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Financial Statements,” Note 2 of the Notes to Consolidated Financial Statements and Quarterly Results (Unaudited) Supplementary Data included in Item 8, and Item 9A, “Controls and Procedures.”

The net effect of all of the restatement adjustments for the three months ended March 31, 2004 was to decrease the Company’s pre-tax earnings by $0.3 million from that previously reported for such period. The Company’s consolidated statements of cash flows and shareholders’ equity have been restated to reflect the reclassification of changes in assets and liabilities during the period discussed above.

The Company is in the process of adopting and implementing a number of remedial measures that were recommended or identified in the course of the restatement process. These measures are summarized in Part I, Item 4, “Controls and Procedures.”

Results of Operations

Overview

The table that follows presents a year-over-year trend of key performance indicators that management focuses on in managing the Company:

	Three months ended March 31,
	2005	2004
(in millions)		(As Restated)
Revenues
Staffing services	$177.1	$173.1
Project outsourcing	75.3	69.8
Permanent placement and royalties	13.0	11.2
Franchise fees	0.5	1.9

	$265.9	$256.0

Gross profit	$60.8	$61.2
Gross profit as a percent of revenues	22.9%	23.9%
Operating and administrative expenses	$57.7	$54.1
Operating and administrative expenses as a percent of revenues	21.7%	21.1%
Operating profit	$3.5	$7.1
Operating profit as a percent of revenues	1.3%	2.8%

Cash, cash equivalents, and short-term investments	$26.4	$78.7

Cash flow provided by (used in) operations	$(3.2)	$10.5
Return on equity (1)	1.8%	6.7%

(1)	Current quarter combined with the three proceeding quarters’ net earnings divided by average shareholders’ equity

The increase in consolidated revenues is primarily due to increased demand for both staffing services and project outsourcing services as customers increased their capital spending in certain of the Company’s key vertical industries. Investments in sales-building and recruiting capabilities during 2004 and newly acquired account wins are beginning to generate positive revenue growth.

The decline in gross profit in the first quarter of 2005 as compared to 2004 was primarily due to margin pressures, particularly within the Business Solutions segment, and to higher employee benefit costs (e.g. medical and state unemployment insurance rates).

The increase in operating and administrative expenses during the first quarter of 2005 as compared to 2004 was due primarily to investments in sales and recruiting infrastructure, expenses incurred related to Sarbanes-Oxley compliance and higher accounting fees incurred in connection with the restatement of prior years’ financial restatements previously described. These increases in operating and administrative expenses were partially offset by expense reductions in the MRI segment.

Consolidated Results of Operations for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004

The following table presents quarter-over-quarter changes in revenues, gross profit, operating expenses, and operating profit from 2004 to 2005:

(in millions)	Revenue	% Change	Gross Profit	% Change	Operating Expenses	% Change	Operating Profit
First quarter 2004 (As Restated)	$256.0		$61.2		$54.1		$7.1
Business Solutions	4.5	2.6	(1.3)	(4.0)	1.3	4.3	(2.6)
AndersElite	2.3	5.8	0.7	7.2	1.3	16.0	(0.6)
Todays	3.3	11.1	0.3	4.5	1.0	13.3	(0.7)
MRI	(0.2)	(1.5)	(0.1)	(1.0)	(1.1)	(14.4)	1.0
Corporate	—		—		1.1	34.0	(1.1)
Gain on sale of asset	—		—		—		0.4

First quarter 2005	$265.9	3.9	$60.8	(0.6)	$57.7	6.6	$3.5

The Company recorded consolidated revenues of $265.9 million in the first quarter of 2005, an increase of $9.9 million or 3.9%, as compared to the first quarter of 2004. Revenues in three of the four Company segments increased. The increase in consolidated revenues was primarily due to:

•	Increased demand for staffing services in Todays and AndersElite.

•	Increased demand for project outsourcing services in Business Solutions, particularly in the Process and Industrial vertical.

The decrease in revenue in MRI was due to lower franchise fees in the first quarter of 2005 as compared to the first quarter of 2004, which was partially offset by increases in staffing services and royalty revenues.

The Company’ s gross profit of $60.8 million in the first quarter of 2005 was down by $0.4 million, or .6%, as compared to the first quarter of 2004. The reductions in gross profit were due to gross profit margin decreases in Business Solutions and Todays which were largely attributable to continued competitive pricing pressures and increases in employee benefit costs. These decreases were partially offset by volume increases in Business Solutions, Anders and Todays.

Operating and administrative expenses were $57.7 million in the first quarter of 2005, an increase of $3.6 million or 6.6%, from first quarter of 2004. The increase in operating and administrative expenses was primarily driven by:

•	Investments in sales and recruiting infrastructure.

•	Reversing of a reserve of approximately $1.0 million in 2004, because the exposure it was originally established for never materialized.

•	Incremental Sarbanes-Oxley compliance expenses.

•	Accounting expenses associated with the financial restatements.

These increases in operating and administrative expenses were partially offset by lower operating expenses in MRI.

Operating profit was $3.5 million in the first quarter of 2005, as compared to an operating profit of $7.1 million in the first quarter of 2004. The $3.6 million reduction in operating profit was due to the $0.4 million decline in gross profit as well as the $3.6 million increase in operating and administrative expenses which was partially offset by the gain from sale of a non-operating corporate asset of $0.4 million.

The Company’s effective income tax rate for the first quarter of 2005 was 37.2% as compared to 35.5% in the same period last year. The lower effective income tax rate during the first quarter of 2004 was due primarily to realized benefits associated with refunds of state income taxes which did not recur in 2005.

The Company’s net income per diluted share was $0.12 for the first quarter of 2005, as compared to net income per diluted share of $0.24 in the first quarter of 2004.

Segment Discussion

Business Solutions (“BS”)

The following table shows the revenue from each of the verticals within the BS segment for the first quarter of 2005 as compared to the first quarter of 2004:

	Three months ended March 31,		$ Change	% Change
(in millions)	2005	2004
		(As Restated)
Revenues:
CDI Information Technology Services	$63.8	69.3	(5.5)	(7.9)
CDI Process and Industrial	79.7	65.3	14.4	21.9
CDI Aerospace	20.1	22.9	(2.8)	(12.0)
CDI Government Services	11.3	12.7	(1.4)	(10.6)
CDI Life Sciences	2.1	2.3	(0.2)	(9.8)

	$177.0	172.5	4.5	2.6

The following table presents quarter-over-quarter changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for BS for 2005 and 2004:

BS

	Three months ended March 31,		$ Change	% Change
(in millions)	2005	2004
		(As Restated)
Revenues
Staffing services	$100.8	102.1	(1.3)	(1.3)%
Project outsourcing	75.3	69.8	5.5	7.9
Permanent placement	0.9	0.6	0.3	66.3

	177.0	172.5	4.5	2.6
Cost of services	144.5	138.7	5.8	4.2

Gross profit	32.5	33.8	(1.3)	(4.0)
Gross profit margin	18.3%	19.6%
Operating and administrative expenses	29.2	27.9	1.3	4.3

Operating profit	$3.3	5.9	(2.6)	(43.2)%

BS’ revenues of $177.0 million for the quarter increased $4.5 million, or 2.6%, as compared to the first quarter of 2004. The revenue increase was due primarily to increased demand for project outsourcing primarily in the Process and Industrial vertical largely attributable to new account wins as customers begin to reinvest in their capital infrastructures.

This increase was partially offset by decreased volume in the Information Technology (“IT”), Aerospace, Government Services, and Life Science verticals. These revenue declines were primarily due to:

•	Competitive and pricing pressures in the IT vertical.

•	Reduction in domestic engineering staffing revenue in the Aerospace vertical.

•	Reduction in federal government spending for U.S. Navy shipbuilding and ship design programs in the Government Services vertical.

Despite the higher revenue volume, BS’ gross profit of $32.5 million in the first quarter of 2005 decreased by $1.3 million, or 4.0%, as compared to the first quarter of 2004, due primarily to:

•	Pricing pressure in the IT vertical.

•	Lower margin mix of business in the Process and Industrial vertical due to increased engineering staffing services.

•	Higher employee benefit costs.

BS’ operating and administrative expenses of $29.2 million for the quarter increased $1.3 million, or 4.3%, as compared to the first quarter of 2004. This increase was due primarily to expenses associated with hiring sales and recruiting staff, including investments in strategic business development. This increase was largely offset by a reversal of a reserve of approximately $1.0 million in 2004, because the exposure it was originally established for never materialized.

AndersElite (“Anders”)

The following table presents quarter-over-quarter changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders for 2005 and 2004 in U.S. dollars:

Anders

	Three months ended March 31,		$ Change	% Change
(US dollars in millions)	2005	2004
Revenues
Staffing services	$37.3	$35.5	1.8	5.2%
Permanent placement	4.5	4.0	0.5	11.4

	41.8	39.5	2.3	5.8
Cost of services	31.3	29.7	1.6	5.4

Gross profit	10.5	9.8	0.7	7.2
Gross profit margin	25.2%	24.9%
Operating and administrative expenses	9.6	8.3	1.3	16.0

Operating profit	$0.9	$1.5	(0.6)	(41.2)%

To more effectively discuss the comparative results of operations for the first quarter of 2005 and 2004, the following table presents Anders’ results on a constant currency basis (i.e. British Pounds - £):

Anders

	Three months ended March 31,		£ Change	% Change
(British pounds in millions)	2005	2004
Revenues
Staffing services	£19.8	£19.5	0.3	1.5%
Permanent placement	2.4	2.2	0.2	7.5

	22.2	21.7	0.5	2.1
Cost of services	16.5	16.3	0.2	1.6

Gross profit	5.7	5.4	0.3	3.4
Gross profit margin	25.2%	24.9%
Operating and administrative expenses	5.1	4.6	0.5	11.9

Operating profit	£0.6	£0.8	(0.2)	(43.3)%

Anders’ revenues on a constant currency basis increased 2.1% over 2004, driven by increases in both staffing services and permanent placement revenue as demand continued in the U.K. infrastructure marketplace. Anders’ gross profit increased primarily due to an increase in the high margin permanent placement revenue.

On a constant currency basis, Anders’ operating and administrative expenses in the first quarter of 2005 increased £.5 million, or 11.9%, as compared to the first quarter of 2004. This increase was largely due to:

•	Investments in revenue generating staff during 2004.

•	Higher facility related expenses due to new office openings.

Todays Staffing (“Todays”)

The following table presents quarter-over-quarter changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Todays for 2005 and 2004:

Todays

	Three months ended March 31,		$ Change	% Change
(in millions)	2005	2004
Revenues
Staffing services	$32.4	$29.0	3.4	11.7%
Permanent placement	0.8	0.9	(0.1)	(8.6)

	33.2	29.9	3.3	11.1
Cost of services	24.9	21.9	3.0	13.4

Gross profit	8.3	8.0	0.3	4.5
Gross profit margin	25.1%	26.7%
Operating and administrative expenses	8.5	7.5	1.0	13.3

Operating profit	$(0.2)	$0.5	(0.7)	(100.0)%

Todays’ revenues of $33.2 million in the first quarter of 2005 increased $3.3 million, or 11.1%, from the first quarter of 2004. The increase in revenue was primarily driven by growth in both retail and national account wins.

Todays’ gross profit of $8.3 million in the first quarter of 2005 was higher by $0.3 million, or 4.5%, as compared to the first quarter of 2004. The increase in gross profit was due primarily to higher revenue largely offset by margin deterioration resulting from competitive pricing pressure and higher employee benefit costs.

Todays’ operating and administrative expenses of $8.5 million in the first quarter of 2005 increased $1.0 million, or 13.3%, as compared to the first quarter of 2004. This increase of $1.0 million was largely attributable to investments in sales and recruiting infrastructure.

Management Recruiters International (“MRI”)

The following table presents quarter-over-quarter changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI for 2005 and 2004:

MRI

	Three months ended March 31,		$ Change	% Change
(in millions)	2005	2004
Revenues
Staffing services	$6.6	$6.4	0.2	0.6%
Permanent placement and royalties	6.8	5.8	1.0	18.6
Franchise fees	0.5	1.9	(1.4)	(71.2)

	13.9	14.1	(0.2)	(1.5)
Cost of services	4.4	4.5	(0.1)	(2.5)

Gross profit	9.5	9.6	(0.1)	(1.0)
Gross profit margin	68.0%	67.6%
Operating and administrative expenses	6.2	7.3	(1.1)	(14.4)

Operating profit	$3.3	$2.3	1.0	40.4%

MRI’s revenues of $13.9 million in the first quarter of 2005 decreased $0.2 million, or 1.5%, as compared to the first quarter of 2004. This decrease was due principally from lower franchise fees due to first quarter of 2004 benefiting from MRI’s master franchise agreement for the Japanese market. This decrease was largely offset by an increase in revenues from permanent placement and royalties.

MRI’s gross profit in the first quarter of 2005 decreased $0.1 million, or 1.0%, as compared to the first quarter of 2004. This decrease was due principally to the revenue reduction noted above.

MRI’s operating and administrative expenses decreased $1.1 million, or 14.4%, as compared to the first quarter of 2004. This improvement was largely due to:

•	Reduced franchise training class expenses.

•	Continued benefit from expense containment measures instituted in 2004.

•	Reduced facilities costs related to exiting of real estate during 2004.

Corporate

During the three month period ended March 31, 2005, corporate expenses totaled $4.2 million, representing an increase of $1.1 million, from 2004. This increase in corporate expenses was primarily the result of:

•	Incremental spending related to Sarbanes-Oxley compliance.

•	Higher accounting fees incurred in connection with the restatement of financial statements.

•	Higher consulting expenses.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

(in millions)	Three months ended March 31,
	2005	2004 (As Restated)
Operating Activities	$(3.2)	10.5
Investing Activities	$(1.9)	(18.0)
Financing Activities	$(0.9)	(3.3)

Operating Activities

During the first quarter of 2005, the Company had a net use of cash from operating activities of $3.2 million compared to a $10.5 million generation of cash flows from operating activities during the same period in 2004. The decline in operating cash flow was driven primarily by an increase in accounts receivable due to working capital requirements of significant new projects within the Business Solutions segment, particularly in the Aerospace and Process and Industrial verticals, and to lower net earnings.

Investing Activities

CDI invested $2.5 million in the first quarter of 2005 for purchases of property and equipment versus $1.4 million in the corresponding period of 2004. In addition, during the first quarter of 2005, the Company received $0.6 million from a sale of a non-operating corporate asset. Capital spending in 2005 is expected to be approximately $10.0 million. During the three month period ended March 31, 2004, the Company purchased $16.6 million of short-term investments resulting principally from the generation of operating cash flows.

Financing Activities

The Company paid shareholders quarterly dividends totaling $2.2 million during the first quarter of 2005. On May 4, 2005, the Company announced a quarterly dividend of $0.11 per share to be paid to all shareholders of record as of May 18, 2005. The dividend will be paid on June 1, 2005. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition, capital requirements, and other factors. Additionally, CDI had an increased level of obligations not liquidated because of outstanding checks principally due to timing.

Summary

The Company’s financial condition remains strong. Management believes that its current funds and funds generated from operations will be sufficient to meet currently anticipated working capital and other capital requirements. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

The Company has available an uncommitted line of credit with a bank for $20 million. The Company had no outstanding borrowings under this line of credit as of March 31, 2005.

Critical Accounting Policies and Estimates

These financial statements were prepared in accordance with generally accepted accounting principles, which requires management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are both reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions identified in the Company’s 2004 Annual Report on Form 10-K filed March 31, 2005 with the Securities and Exchange Commission have not materially changed.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates to its operations in foreign countries conducted through subsidiaries operating primarily in the United Kingdom and Canada. Exchange rate fluctuations impact the U. S. dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. From time to time, the Company engages in hedging activities with respect to its foreign operations. During the first quarter of 2005, the Company did not enter into any hedging activities, and the Company did not have any foreign exchange contracts outstanding as of March 31, 2005. The effects of foreign currency exchange rate fluctuations have historically not been material to the Company.

The Company’s exposure to interest rate changes is not significant. As of March 31, 2005, the Company had no bank borrowings outstanding. The Company’s investment in money market and other short-term instruments are primarily at variable rates.

Item 4.

CONTROLS AND PROCEDURES

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were not effective, for the reasons described below (relating to the previously-identified material weakness in internal control over financial reporting).

In connection with the evaluation described above, the Company identified no significant changes in its internal control over financial reporting that occurred during the first quarter ended March 31, 2005 that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting, except that (a) the Company has taken the remedial steps described below in connection with the material weakness in internal control over financial reporting that existed as of December 31, 2004, and (b) as of January 1, 2005 the Company’s MRI and Todays segments converted their general ledger accounting systems to the same system used by its Business Solutions segment.

As previously discussed in the Company’s Form 10-K for 2004, the Company has also described the restatement of its consolidated financial statements contained in this Form 10-Q in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Financial Statements,” and in Note 2 of the Notes to the Consolidated Financial Statements included in Part I, Item 1. Remedial measures relating to its accounting controls and procedures that were recommended or identified in the course of the restatement process are summarized below.

In compiling its financial results for the fourth quarter ended December 31, 2004, management identified a material weakness in the Company’s internal control over financial reporting relating to account analysis practices and procedures employed by the Company in its period-end financial reporting process. Specifically, management identified circumstances in which certain financial statement accounts were not being analyzed by appropriate personnel, resulting in an accumulation of accounting errors that were not detected on a timely basis. The financial statement accounts in which accounting errors were identified included primarily accounts receivable, which was overstated in prior annual and interim periods, and accrued payroll, which was understated in prior annual and interim periods. These deficiencies in the Company’s internal control over financial reporting resulted in misstatements to prior annual and interim financial statements and, accordingly, certain prior annual and interim financial statements were restated to reflect the correction of accounting errors as more fully described in Note 2 to the Company’s Consolidated Financial Statements, included in Part 1, Item 1.

The Company has identified and has implemented action plans to remediate the material weakness described above. Specifically, the Company has developed and implemented new account analysis procedures to ensure that accounts are being analyzed on a timely basis, analyses are being independently reviewed, all identified adjustments are recorded on a timely basis, and all account balances are substantiated by supporting detail. The Company is currently in the process of hiring additional accounting staff as well as reorganizing its accounting and finance departments. While the Company has implemented remediation plans, the aforementioned material weakness will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. The Company expects to complete its internal testing by the third quarter of 2005.

PART II. OTHER INFORMATION

Item 6.

EXHIBITS

(a)	Exhibits

10.a.	Amendment dated March 10, 2005 to the Release and Waiver of Claims and Non-Competition Agreement between CDI Corporation and Jay G. Stuart.

10.b.	Summary of Terms of Stock Appreciation Rights and Deferred Stock Awarded to Joseph R. Seiders and Cecilia J. Venglarik on February 15, 2005.

10.c.	Summary of Terms of cash bonus program for executive officers approved on February 15, 2005.

31.a.	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b.	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI CORP.

May 9, 2004	By:	/s/ Jay G. Stuart
Jay G. Stuart
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Number	Exhibit
10.a.	Amendment dated March 10, 2005 to the Release and Waiver of Claims and Non-Competition Agreement between CDI Corporation and Jay G. Stuart.

10.b.	Summary of Terms of Stock Appreciation Rights and Deferred Stock Awarded to Joseph R. Seiders and Cecilia J. Venglarik on February 15, 2005.

10.c.	Summary of Terms of cash bonus program for executive officers approved on February 15, 2005.

31.a.	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b.	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.