Form 10-Q
period 2005-06-30
CDI CORP
filed 2005-08-08
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

    Yes    X   No

Indicate whether the Registrant is an accelerated filer (as defined in Section 12b-2 of the Exchange Act.)

    Yes    X   No

Outstanding shares of each of the Registrant’s classes of common stock as of July 27, 2005 were:

Common stock, $.10 par value	19,765,890 shares
Class B common stock, $.10 par value	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1

CDI CORP. and SUBSIDIARIES

Consolidated Balance Sheets

(unuadited)

(in thousands, except share data)

	June 30, 2005	December31, 2004
	(unaudited)
Assets
Current assets:
Cash and equivalents	$22,455	32,716
Accounts receivable, less allowance for doubtful accounts of $4,376 - June 30, 2005: $4,466 - December 31, 2004	213,477	192,145
Prepaid expense	5,928	6,558
Income taxes receivable	2,855	6,363
Deferred income taxes	4,911	4,846

Total current assets	249,626	242,628

Property and equipment, at cost:
Computers and systems	94,121	88,983
Equipment and furniture	27,747	26,208
Leasehold improvements	11,781	11,724

	133,649	126,915
Accumulated depreciation	(103,549)	(98,531)

Property and equipment, net	30,100	28,384

Deferred income taxes	7,519	9,808
Goodwill	72,561	73,755
Other assets	3,506	4,444

Total assets	$363,312	359,019

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities:
Obligations not liquidated because of outstanding checks	$—	2,135
Accounts payable	19,431	23,407
Withheld payroll taxes	1,165	1,639
Accrued compensation and related expenses	53,872	39,439
Other accrued expenses	11,709	15,096
Income taxes payable	2,015	1,907

Total current liabilities	88,192	83,623
Deferred compensation	6,726	8,206

Total liabilities	94,918	91,829

Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued
Common stock, $.10 par value - authorized 100,000,000 shares; issued 20,718,274 shares - June 30, 2005; 20,668,401 shares - December 31, 2004	2,072	2,067
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Addditional paid-in-capital	32,912	31,687
Retained earnings	247,397	245,425
Accumulated other comprehensive income	8,495	10,559
Unamortized value of restricted stock issued	(98)	(228)
Less common stock in treasury, at cost - 966,934 shares - June 30, 2005 and 964,434 shares - December 31, 2004	(22,384)	(22,320)

Total shareholders’ equity	268,394	267,190

Total liabilities and shareholders’ equity	$363,312	359,019

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statement of Earnings

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
Revenues	$286,411	264,839	552,330	520,826
Cost of services	220,165	201,912	425,299	396,735

Gross profit	66,246	62,927	127,031	124,091
Operating and administrative expenses	59,980	57,371	117,645	111,485
Gain on sale of assets	—	(1,295)	(420)	(1,295)

Operating profit	6,266	6,851	9,806	13,901
Interest income, net and other	99	136	246	404

Earnings before income taxes	6,365	6,987	10,052	14,305
Income tax expense	2,367	2,214	3,740	4,813

Net earnings	$3,998	4,773	6,312	9,492

Basic earnings per share	$0.20	0.24	0.32	0.48

Diluted earnings per share	$0.20	0.24	0.32	0.48

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
Common stock
Beginning of period	$2,068	2,058	2,067	2,054
Exercise of stock options	1	7	1	10
Stock purchase plan	3	1	4	2

End of period	2,072	2,066	2,072	2,066

Additional paid-in-capital
Beginning of period	$31,927	29,157	31,687	28,205
Exercise of stock options	208	1,833	249	2,542
Restricted stock-change in value	—	1	—	(1)
Stock purchase plan	682	250	877	335
Deferred compensation	92	—	92	—
Tax benefit from stock plans	3	260	7	420

End of period	$32,912	31,501	32,912	31,501

Retained earnings
Beginning of period	$245,571	288,118	245,425	285,164
Net earnings	3,998	4,773	6,312	9,492
Dividends paid to shareholders	(2,172)	(1,767)	(4,340)	(3,532)

End of period	$247,397	291,124	247,397	291,124

Accumulated other comprehensive income
Beginning of period	$9,658	7,734	10,559	6,829
Translation adjustment	(1,163)	(233)	(2,064)	672
Unrealized loss on investments	—	(63)	—	(63)

End of period	$8,495	7,438	8,495	7,438

Unamortized value of restricted stock issued
Beginning of period	$(195)	(474)	(228)	(544)
Restricted stock-forfeiture	64	—	64	13
Restricted stock-change in value	—	(1)	—	1
Restricted stock-amortization	33	67	66	122

End of period	$(98)	(408)	(98)	(408)

Treasury stock
Beginning of period	$(22,320)	(22,310)	(22,320)	(22,297)
Restricted stock-forfeiture	(64)	—	(64)	(13)

End of period	$(22,384)	(22,310)	(22,384)	(22,310)

Comprehensive income
Net earnings	$3,998	4,773	6,312	9,492
Translation adjustment	(1,163)	(233)	(2,064)	672
Unrealized loss on investment	—	(63)	—	(63)

End of period	$2,835	4,477	4,248	10,101

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2005	2004
		(As Restated)
Operating activities:
Net earnings	$6,312	9,492
Depreciation	5,063	4,839
Deferred income taxes	2,225	515
Tax benefit from equity compensation plans	7	420
Gain on sale of asset	(420)	(1,295)
Changes in operating assets and liabilities:
Accounts receivable, net	(23,011)	(2,928)
Prepaid expenses	612	(3,152)
Accounts payable	(3,877)	(3,317)
Accrued expenses and other current liabilities	11,311	3,349
Income taxes	3,642	1,808
Other assets, non-current liabilities and other	489	622

Net cash provided by operating activities	2,353	10,353

Investing activities:
Purchases of property and equipment	(6,513)	(3,106)
Purchases of short-term investments	—	(7,251)
Proceeds from sale of assets	644	2,162
Other	(41)	(26)

Net cash used in investing activities	(5,910)	(8,221)

Financing activities:
Dividends paid to shareholders	(4,340)	(3,532)
Obligations not liquidated because of outstanding checks	(2,135)	(2,287)
Proceeds from exercises of employee stock options	249	2,552

Net cash used in financing activities	(6,226)	(3,267)

Effect of exchange rate changes on cash	(478)	101

Net decrease in cash and cash equivalents	(10,261)	(1,034)

Cash and cash equivalents at beginning of period	32,716	50,290

Cash and cash equivalents at end of period	$22,455	49,256

Supplemental disclosure of cash flow information:

Cash (received) paid for income taxes, net	$(2,332)	1,346

See accompanying notes to consolidated financial statements.

CDI Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of CDI Corp. (“CDI” or the “Company”) are unaudited. The balance sheet as of December 31, 2004 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2004 reported in Form 10-K, filed March 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the full year or any portion thereof.

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

The Company’s Form 10-K for 2004 filed with the SEC on March 31, 2005 contains restated information for all of the above periods to which the restatement applies and other information relating to the restatement in the Form 10-K Item 6 “Selected Financial Data,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Financial Statements,” Note 2 of the Notes to Consolidated Financial Statements and Quarterly Results (Unaudited) Supplementary Data included in Item 8, and Item 9A, “Controls and Procedures.”

The net effect of all of the restatement adjustments for the three and six months ended June 30, 2004 was to decrease the Company’s pre-tax earnings by $0.7 million and $1.0 million, respectively, from that previously reported for such periods. The Company’s consolidated statements of cash flows and shareholders’ equity have been restated to reflect the reclassification of changes in assets and liabilities during the periods discussed above.

3.	New Accounting Pronouncements

In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards. When measuring the fair value of these awards, companies can choose from two different pricing models that reflect their specific circumstances and the economics of their transactions. The Company is in the process of selecting one of three transition methods available under SFAS 123R. Accordingly, the Company has not yet determined the impact on its consolidated financial statements of adopting SFAS 123R. In April 2005, the SEC adopted a new rule which delayed the date for compliance with SFAS 123R. The new effective date for the Company is January 1, 2006.

In May, 2005, the FASB issued FASB Statement No. 154, “Accounting for Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and FASB No. 3, “Reporting Accounting Changes in Interim Financial Statements” (SFAS 154). APB 20 required the cumulative effect of a change in accounting principle to be included in net income of the period of the change. SFAS 154 requires a change in accounting principle to be retrospectively applied to prior period financial statements. CDI will assess the impact of SFAS No. 154 when and if a change in accounting principle occurs after the effective date of January 1, 2006.

4.	Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2005 and December 31, 2004 were comprised of the following:

	June 30, 2005	December 31, 2004
Cash	$8,476	4,746
Cash equivalents	13,979	27,970

Total cash and cash equivalents	$22,455	32,716

Cash equivalents are held in very liquid, high-quality debt securities with diversification among the investments based upon Company established guidelines.

5.	Restructuring

There were no restructuring charges during the first six months of 2004 and 2005.

The table presented below shows the current year activity related to previous restructurings from a balance sheet perspective:

	Net Accrual at December 31, 2004	Cash Expenditures	Net Accrual at June 30, 2005
Severance	$42	(42)	—
Lease obligations	352	(218)	134

	$394	(260)	134

The remaining liability for operating leases will be substantially paid by December 31, 2005. The liability for the provision for restructure is included in other accrued expenses in the accompanying consolidated balance sheets.

6.	Real Estate Exit Costs

During 2004, the Company experienced continued declines in demand in its Life Sciences vertical within the Business Solutions segment. As a result, management evaluated certain office space and determined that there was excess real estate capacity. In addition, management also determined that there was excess real estate capacity in the MRI segment. Accordingly, certain real estate properties were permanently vacated during the second and fourth quarters of 2004 resulting in the Company recording pre-tax charges of $2.9 million for real estate exit costs, of which $0.6 million related to leasehold improvements written off during those periods. Real estate exit costs recorded in the second quarter of 2004 were $0.8 million for the Business Solutions segment and $0.2 million for the MRI segment. The remaining $1.9 million of the real estate exit costs relates to MRI which was recorded in the fourth quarter of 2004.

The table presented below shows the current year activity related to real estate exit costs from a balance sheet perspective by reportable segments:

	Business Solutions	MRI	Totals
Balance as of December 31, 2004	$238	1,382	1,620
Payments	(216)	(287)	(503)

Balance as of June 30, 2005	$22	1,095	1,117

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

The number of common shares used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 was determined as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic
Average shares outstanding	19,725,537	19,648,123	19,716,269	19,619,615
Restricted shares issued not vested	(14,300)	(30,900)	(15,550)	(31,088)

	19,711,237	19,617,223	19,700,719	19,588,527

Diluted
Shares used for basic calculation	19,711,237	19,617,223	19,700,719	19,588,527
Dilutive effect of stock options	57,676	369,650	64,365	320,143
Dilutive effect of restricted shares issued not vested – time based	4,945	12,136	5,398	10,171
Dilutive effect of restricted shares issued not vested – performance based	—	250	—	188
Dilutive effect of units issuable under stock purchase plan	95,453	100,091	103,354	99,128
Dilutive effect of time based deferred stock units	1,314	—	695	—
Dilutive effect of stock appreciation rights	143	—	96	—

	19,870,768	20,099,350	19,874,627	20,018,157

8.	Stock Based Plans

The Company uses the intrinsic value method of accounting for stock options and other forms of stock-based compensation granted to employees and directors, in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. No compensation cost has been recognized for grants of stock options because option exercise prices are not less than the fair market value of the underlying common stock at dates of grant. Compensation cost has been recognized for restricted stock issued and for units granted under the Company’s Stock Purchase Plan and Omnibus Plan.

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

SFAS No. 123, “Accounting for Stock Based Compensation”, uses a fair value based method of accounting for stock-based compensation. The following table reflects the pro-forma effect on net earnings and earnings per share for the three and six months ended June 30, 2005 and 2004 as if the Company had adopted the fair value recognition provisions of SFAS No. 123:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)

Net income, as reported	$3,998	4,773	$6,312	9,492
Stock-based employee and director compensation cost included in reported earnings, net of income tax effect	123	88	219	251
Stock-based employee and director compensation cost under fair value-based method, net of income tax effect	(322)	(485)	(381)	(992)

Pro forma net income	$3,799	4,376	$6,150	8,751

Net earnings per share:
Basic – as reported	$0.20	0.24	$0.32	0.48
Basic – pro forma	0.19	0.22	0.31	0.45

Diluted – as reported	$0.20	0.24	$0.32	0.48
Diluted – pro forma	0.19	0.22	0.31	0.44

9.	Reporting Segments

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

Segment data is presented in the following tables:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:		(As Restated)		(As Restated)
BS	$186,508	179,634	$363,505	352,086
Anders	46,695	40,387	88,505	79,902
Todays	37,795	31,223	71,002	61,123
MRI	15,413	13,595	29,318	27,715

	$286,411	264,839	552,330	520,826

Earnings before income taxes:
Operating profit:
BS	$3,753	5,045	$7,089	10,923
Anders	1,963	851	2,856	2,369
Todays	839	834	655	1,290
MRI	3,754	3,793	7,019	6,119
Gain on sale of corporate asset	—	—	420	—
Corporate expenses	(4,043)	(3,672)	(8,233)	(6,800)

	6,266	6,851	9,806	13,901

Interest income, net and other	99	136	246	404

	$6,365	6,987	$10,052	14,305

	June 30, 2005	December 31, 2004
Assets:
BS	$202,400	194,424
Anders	61,964	57,540
Todays	46,189	44,865
MRI	29,484	28,428
Corporate	23,275	33,762

	$363,312	359,019

Inter-segment activity is not significant; therefore, revenues reported for each operating segment are substantially all from external customers.

10.	Sale of Assets

During 2005, the Company recorded a pre-tax gain of $0.4 million from a sale of a non-operating corporate asset. Proceeds from this sale were $0.6 million.

During June 2004, the Company recorded a pre-tax gain of $1.3 million in connection with a sale of certain assets and liabilities of its MRI operations. Under the terms of the sale agreement dated June 30, 2003, the Company received a $0.5 million non-refundable payment and a non-recourse note with a face value of $2.2 million. Since a substantial portion of the sales price received was in the form of a non-recourse note secured only by the business sold, and completion of the sale was contingent upon the buyer obtaining independent third-party financing for the remaining purchase price, the Company did not record this transaction as a sale until the buyer obtained third party funding. The buyer obtained such third party funding in June 2004 and paid the Company $2.2 million. The book value of the net assets relating to this sale was $1.4 million.

11.	Commitments and Contingencies

In accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, the Company has included in accounts receivable unpriced change orders of $2.1 million and $1.7 million at June 30, 2005 and December, 31, 2004, respectively, reflecting the anticipated recovery of costs incurred on contracts for which the change orders have not yet been approved by customers. During the second quarter of 2005, the Company has negotiated a proposed settlement with respect to one of the outstanding claims for an amount less than the amount recorded. As a result, the Company recorded a reserve of $0.3 million against the related accounts receivable although a formal signed agreement has not yet been received. Management believes that it is probable that the remaining net claims will be collectible from the customers.

A summary of activity recorded on these unpriced change orders is as follows:

Balance as of December 31, 2004	Collections	Reserved	Additional revenue recognized	Balance as of June 30, 2005
$1,700	(1,300)	(310)	1,970	2,060

The Company has litigation and other claims pending which have arisen in the ordinary course of business. The Company is a party to two arbitration proceedings involving disputes regarding amounts due under two separate fixed-price contracts with customers. Backcharge amounts claimed by the customers total approximately $10.0 million, none of which has been reserved as a liability. While management anticipates a favorable resolution of these disputes, a favorable resolution cannot be assured, and an unfavorable resolution of these disputes could be material to the Company’s consolidated financial statements. As noted above, the Company has negotiated a proposed settlement with respect to one of these customer disputes.

The Company performs annual testing to evaluate the recoverability of goodwill carried on its balance sheet. This impairment testing is conducted in the third quarter of the Company’s fiscal year. Application of the goodwill impairment test requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimations of the long-term rate of growth of its business, the period over which cash flows will occur, and determination of its weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value for each of the Company’s reporting units, particularly the Today’s segment which has had declines in revenue and operating profitability in recent years.

12.	Subsequent Events

On August 1, 2005, the Company and Roger H. Ballou (the Company’s President and Chief Executive Officer) agreed on the terms of a new employment agreement. Mr. Ballou’s existing employment agreement expires on September 30, 2005. The new agreement will extend the term of Mr. Ballou’s employment to September 30, 2008. In addition to base salary and cash bonuses, Mr. Ballou could receive up to 80,000 stock options and up to 35,000 shares of restricted stock over the term of his new employment agreement if various performance criteria are satisfied and if he remains employed by the Company.

On August 4, 2005, the Company declared a quarterly dividend of $0.11 per share to all shareholders of record as of August 18, 2005. The dividend will be paid on September 1, 2005. As of July 27, 2005, there were 19,765,890 shares outstanding.

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

The Company’s Form 10-K for 2004 filed with the SEC on March 31, 2005 contains restated information for all of the above periods to which the restatement applies and other information relating to the restatement in the Form 10-K Item 6 “Selected Financial Data,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Financial Statements,” Note 2 of the Notes to Consolidated Financial Statements and Quarterly Results (Unaudited) Supplementary Data included in Item 8, and Item 9A, “Controls and Procedures.”

The net effect of all of the restatement adjustments for the three and six months ended June 30, 2004 was to decrease the Company’s pre-tax earnings by $0.7 million and $1.0 million, respectively, from amounts previously reported for such periods. The Company’s consolidated statements of cash flows and shareholders’ equity have been restated to reflect the reclassification of changes in assets and liabilities during the period discussed above.

The Company is in the process of adopting and implementing a number of remedial measures that were recommended or identified in the course of the restatement process. These measures are summarized in Part I, Item 4, “Controls and Procedures.”

Results of Operations

Executive Summary

CDI provides its customers with engineering and information technology outsourcing services and professional staffing services. A key strategic objective of the Company has been to focus more on higher value, higher margin and longer cycle business, such as engineering project and solutions business and permanent placement services. This objective is intended to combat the significant pricing pressures and commoditization that have been a long-term trend in the traditional temporary staffing business.

CDI’s revenues in 2004 were negatively impacted by weak capital spending by customers in the Company’s key vertical industries, slower than anticipated ramp-up of new contracts, and the need to invest in the Company’s recruiting and sales-building capabilities. The second quarter of 2005 has seen a reversal in these negative factors. Capital spending by customers has increased, resulting in both new account wins and a ramp-up of existing accounts. Overall, the Company’s revenues in the second quarter grew by 7.7% sequentially over the first quarter of 2005 and by 8.1% over the second quarter of 2004. The Process and Industrial vertical, which provides mainly project and solutions services, was the most significant contributor to CDI’s revenue growth in the second quarter of 2005. The Company is also experiencing increased productivity by its recruiters and sales personnel at Anders and Todays, representing a return on CDI’s previous investments in these areas.

Consolidated Results of Operations for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004

The table that follows presents a quarter-over-quarter and year-over-year revenue by service type along with some key metrics (in percentages).

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
(in millions)		(As Restated)		(As Restated)
Revenues
Staffing services	$176.0	179.5	$353.0	352.7
Project outsourcing	96.4	72.7	171.8	142.4
Permanent placement and royalties	13.3	11.8	26.3	23.0
Franchise fees	0.7	0.8	1.2	2.7

	$286.4	264.8	$552.3	520.8

Gross profit	$66.3	62.9	$127.0	124.1
Gross profit margin	23.1%	23.8%	23.0%	23.8%
Operating and administrative expenses	$60.0	57.4	$117.6	111.5
Operating and administrative expenses as a percent of revenues	20.9%	21.7%	21.3%	21.4%
Operating profit	$6.3	6.9	$9.8	13.9
Operating profit as a percent of revenues	2.2%	2.6%	1.8%	2.7%
Net earnings	$4.0	4.8	$6.3	9.5

Consolidated revenues increased by $21.6 million, or 8.1%, and $31.5 million, or 6.0%, respectively, for the three and six months ended June 30, 2005, as compared to the corresponding periods in 2004. Revenues improved for all four segments in the second quarter and first half of 2005. The revenue growth was primarily due to new account wins, ramp-up of existing accounts and increased demand for project outsourcing services within Business Solutions as customers increased their capital spending. In addition, investments in sales-building and recruiting capabilities during 2004 in Anders and Todays are generating revenue growth.

Gross profits increased $3.4 million, or 5.4%, and $2.9 million, or 2.3%, respectively, for the three and six months ended June 30, 2005, as compared to the same period in 2004. These increases in gross profits were primarily due to increased revenues as noted above.

Gross profit margins declined from 23.8% to 23.1% in the second quarter of 2005 and from 23.8% to 23.0% in the first half of 2005, as compared to the same periods in 2004. These declines in gross profit margins were primarily due to pricing pressures in the IT vertical in Business Solutions and a shift in business mix in Todays as revenue growth was primarily in lower margin accounts. Continued higher employee benefit costs also contributed to the declines in gross profit margins.

Operating and administrative expenses increased $2.6 million, or 4.5%, for the three months ended June 30, 2005, as compared to the corresponding period in 2004 primarily due to:

•	Higher variable expenses due to the increased volumes as noted above.

•	Investments in sales and recruiting infrastructure and strategic business development which were made predominantly in the second half of 2004.

•	Investment in the corporate accounting and finance organization.

•	Resolution of state tax matters.

Included in operating and administrative expenses in the second quarter of 2004 was a $1.0 million charge for real estate exit costs (see Note 6).

Operating and administrative expenses increased $6.1 million, or 5.5%, for the six months ended June 30, 2005, as compared to the same period in 2004. This increase was primarily due to the same factors that affected the second quarter as noted above as well as incremental Sarbanes-Oxley compliance expenses and accounting expenses incurred in the first quarter of 2005 related to the restatement of the Company’s 2004 financial statements. These increases in operating and administrative expenses were partially offset by lower operating expenses at MRI.

In the first half of 2005, the Company recorded a $0.4 million pre-tax gain from the sale of a corporate non-operating asset. During the first half of 2004, the Company recorded a $1.3 million pre-tax gain resulting from the sale of the last company-owned office within MRI (see Note 10).

Operating profit in the second quarter of 2005 decreased $0.6 million, or 8.5%, as compared to the second quarter of 2004. For the first half of 2005, operating profit decreased $4.1 million, or 29.5% as compared to the first half of 2004. The decreases in operating profits for both the second quarter and first half of 2005, as compared to 2004, were primarily due to higher operating and administrative expenses and declines in gross profit margins, principally in the IT vertical in Business Solutions. Also, in the second quarter of 2004, the Company recorded a $1.3 million pre-tax gain on the sale of a MRI company-owned office.

The Company’s effective income tax rate for the first half of 2005 was 37.2%, as compared to 33.6 % for 2004. The increase in the 2005 effective tax rate is due primarily to utilization in 2004 of a previously reserved capital loss carryforward, which was applied against the gain on the sale of the last company owned MRI office in the first half of 2004, and realized benefits associated with refunds of state income taxes in 2004 which did not recur in 2005.

Segment Discussion

Business Solutions (“BS”)

The following table shows the revenue from each of the verticals within the BS segment for the three and six months ended June 30, 2005 as compared to the same periods in 2004:

BS	Three months ended June 30,		$	%	Six months ended June 30,		$	%
	2005	2004	Change	Change	2005	2004	Change	Change
(in millions)		(As Restated)				(As Restated)
Revenues:
CDI Information Technology Services	$65.5	73.1	(7.6)	(10.4)%	$129.3	142.4	(13.1)	(9.2)%
CDI Process and Industrial	87.1	69.2	17.9	25.9	166.7	134.5	32.2	23.9
CDI Aerospace	20.7	22.2	(1.5)	(6.8)	40.8	45.1	(4.3)	(9.5)
CDI Government Services	11.2	12.9	(1.7)	(13.2)	22.6	25.5	(2.9)	(11.4)
CDI Life Sciences	2.0	2.2	(0.2)	(9.1)	4.1	4.6	(0.5)	(10.9)

	$186.5	179.6	6.9	3.8%	$363.5	352.1	11.4	3.2%

The following table presents quarter-to-quarter and year-to-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for BS for 2005 and 2004:

BS	Three months ended June 30,		$	%	Six months ended June 30,		$	%
	2005	2004	Change	Change	2005	2004	Change	Change
(in millions)		(As Restated)				(As Restated)
Revenues
Staffing services	$88.8	$106.6	(17.8)	(16.7)%	$189.6	$208.8	(19.2)	(9.2)%
Project outsourcing	96.5	72.7	23.8	32.7	171.8	142.4	29.4	20.6
Permanent placement	1.2	0.3	0.9	100.0	2.1	0.9	1.2	100.0

	186.5	179.6	6.9	3.8	363.5	352.1	11.4	3.2
Cost of services	151.9	144.2	7.7	5.3	296.4	282.9	13.5	4.8

Gross profit	34.6	35.4	(0.8)	(2.3)	67.1	69.2	(2.1)	(3.0)
Gross profit margin	18.6%	19.7%			18.5%	19.7%
Operating and administrative expenses	30.9	30.4	0.5	1.6	60.0	58.3	1.7	2.9

Operating profit	$3.7	$5.0	(1.3)	(26.0)%	$7.1	$10.9	(3.8)	(34.9)%

BS recorded revenues of $186.5 million and $363.5 million for the three and six months ended June 2005, respectively. The revenue increases of $6.9 million, or 3.8%, and $11.4 million, or 3.2%, respectively, were due primarily to increased demand for project outsourcing in the Process and Industrial vertical, principally as a result of the ramp-up of existing accounts as customers begin to reinvest in their capital infrastructures.

These revenue increases were partially offset by decreased volume in the Information Technology (“IT”) vertical, and, to a lesser degree, revenue declines in Aerospace and Government Services verticals. These revenue declines were primarily due to:

•	Competitive and pricing pressures in the IT vertical.

•	Reduction in domestic engineering staffing revenue in the Aerospace vertical.

•	Reduction in federal government spending for U.S. Navy shipbuilding and ship design programs in the Government Services vertical.

BS’ gross profit of $34.6 million in the second quarter of 2005 decreased by $0.8 million, or 2.3%, as compared to the second quarter of 2004. In the first half of 2005, BS’ gross profit of $67.1 million decreased $2.1 million, or 3.0%, as compared to the first half of 2004. These decreases were primarily due to:

•	Pricing pressure in the IT vertical.

•	Higher employee benefit costs.

BS’ operating and administrative expenses of $30.9 million for the second quarter of 2005 increased $0.5 million, or 1.6%, as compared to the second quarter of 2004. In the first half of 2005, BS’ operating and administrative expenses of $60.0 million increased $1.7 million, or 2.9%, as compared to the first half of 2005. These increases were due primarily to:

•	Higher variable costs due to increased volumes.

•	Hiring of sales and recruiting staff as well as investments in strategic business development.

•	Resolution of state tax matters.

Included in operating and administrative expenses in the second quarter of 2004 was a $0.8 million charge for real estate exit costs. For the first half of 2004, there was a reversal of a reserve of approximately $1.0 million because the exposure it was originally established for never materialized.

AndersElite (“Anders”)

The following table presents quarter-to-quarter and year-to-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders for 2005 and 2004 in U.S. dollars:

Anders	Three months ended June 30,		$	%	Six months ended June 30,		$	%
	2005	2004	Change	Change	2005	2004	Change	Change
(US dollars in millions)
Revenues
Staffing services	$41.6	36.3	5.3	14.6%	$78.9	71.8	7.1	9.9%
Permanent placement	5.1	4.1	1.0	24.4	9.6	8.1	1.5	18.5

	46.7	40.4	6.3	15.6	88.5	79.9	8.6	10.8
Cost of services	35.0	30.5	4.5	14.8	66.3	60.1	6.2	10.3

Gross profit	11.7	9.9	1.8	18.2	22.2	19.8	2.4	12.1
Gross profit margin	25.1%	24.6%		25.1%	24.8%
Operating and administrative expenses	9.7	9.0	0.7	7.8	19.4	17.4	2.0	11.5

Operating profit	$2.0	0.9	1.1	100.0%	$2.8	2.4	0.4	16.7%

To more effectively discuss the comparative results of operations for the first quarter and first half of 2005 and 2004, respectively, the following table presents Anders’ results on a constant currency basis (i.e. British Pounds - £):

Anders	Three months ended June 30,		$	%	Six months ended June 30,		$	%
	2005	2004	Change	Change	2005	2004	Change	Change
(British pounds in millions)
Revenues
Staffing services	£22.4	20.1	2.3	11.4%	£42.1	39.6	2.5	6.3%
Permanent placement	2.7	2.2	0.5	22.7	5.1	4.4	0.7	15.9

	25.1	22.3	2.8	12.6	47.2	44.0	3.2	7.3
Cost of services	18.8	16.9	1.9	11.2	35.3	33.1	2.2	6.6

Gross profit	6.3	5.4	0.9	16.7	11.9	10.9	1.0	9.2
Gross profit margin	25.1%	24.6%			25.1%	24.8%
Operating and administrative expenses	5.2	5.0	0.2	4.0	10.3	9.6	0.7	7.3

Operating profit	£1.1	0.4	0.7	100.0%	£1.6	1.3	0.3	23.1%

Anders’ revenues on a constant currency basis for the second quarter of 2005 increased £2.8 million, or 12.6%, over 2004. For the first half of 2005, revenues on a constant currency basis increased £3.2 million, or 7.3%, over 2004. The higher revenues in both the second quarter and the first half of 2005 were driven by increases in both staffing services and permanent placement revenue as demand continued to increase in the U.K. infrastructure marketplace. Overall, gross profit increased in both the second quarter and the first half of the year primarily due to an increase in high margin permanent placement revenue.

On a constant currency basis, Anders’ operating and administrative expenses in the second quarter of 2005 increased £0.2 million, or 4.0%, as compared to the second quarter of 2004. This increase was due to higher staffing and facility expenses related to new office openings.

On a constant currency basis, Anders’ operating and administrative expenses in the first half of 2005 increased £0.7 million, or 7.3%, as compared to the first half of 2004. This increase was largely due to:

•	Higher variable expenses associated with increased volumes.

•	Investments in revenue generating staff which were made predominantly in the second half of 2004.

Todays Staffing (“Todays”)

The following table presents quarter-to-quarter and year-to-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Todays for 2005 and 2004:

Todays	Three months ended June 30,		$	%	Six months ended June 30,		$	%
	2005	2004	Change	Change	2005	2004	Change	Change
(in millions)		(As Restated)				(As Restated)
Revenues
Staffing services	$37.0	30.3	6.7	22.1%	$69.4	59.4	10.0	16.8%
Permanent placement	0.8	0.9	(0.1)	(11.1)	1.6	1.8	(0.2)	(11.1)

	37.8	31.2	6.6	21.2	71.0	61.2	9.8	16.0
Cost of services	28.4	23.0	5.4	23.5	53.2	45.0	8.2	18.2

Gross profit	9.4	8.2	1.2	14.6	17.8	16.2	1.6	9.9
Gross profit margin	24.9%	26.3%			25.1%	26.5%
Operating and administrative expenses	8.6	7.4	1.2	16.2	17.1	14.9	2.2	14.8

Operating profit	$0.8	0.8	—	—%	$0.7	1.3	(0.6)	(46.2)%

Todays recorded revenues of $37.8 million for the second quarter of 2005, an increase of $6.6 million, or 21.2%, from the same period in 2004. For the six months ended June 30, 2005, Todays recorded revenues of $71.0 million, an increase of $9.8 million, or 16.0%, as compared to the second half of 2004. The increases in revenues in both periods were primarily driven by growth in national account wins as a result of investments in sales-building and recruiting capabilities during 2004.

Todays’ gross profit of $9.4 million in the second quarter of 2005 increased by $1.2 million, or 14.6%, as compared to the second quarter of 2004. For the six months ended June 30, 2005, gross profit was $17.8 million, an increase of $1.6 million, or 9.9%, as compared to the first half of 2004. The increases in gross profits in both periods were due to revenue growth partially offset by margin deterioration resulting from competitive pricing pressures, business mix changes to national accounts which have lower operating profit margins, and higher employee benefit costs.

Todays recorded operating and administrative expenses of $8.6 million in the second quarter of 2005, an increase of $1.2 million, or 16.2%, as compared to the second quarter of 2004. For the first half of 2005, Todays recorded operating and administrative expenses of $17.1 million, an increase of $2.2 million, or 14.8%, as compared to the first half of 2004. These increases were principally due to:

•	Higher variable expenses associated with increased volumes.

•	Investments in sales and recruiting infrastructure.

Management Recruiters International (“MRI”)

The following table presents quarter-to-quarter and year-to-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI for 2005 and 2004:

MRI	Three months ended June 30,		$	%	Six months ended June 30,		$	%
	2005	2004	Change	Change	2005	2004	Change	Change
(in millions)		(As Restated)				(As Restated)
Revenues
Staffing services	$7.0	6.3	0.7	11.1%	$13.6	12.7	0.9	7.1%
Permanent placement and royalties	7.7	6.5	1.2	18.5	14.5	12.3	2.2	17.9
Franchise fees	0.7	0.8	(0.1)	(12.5)	1.2	2.7	(1.5)	(55.6)

	15.4	13.6	1.8	13.2	29.3	27.7	1.6	5.8
Cost of services	4.9	4.3	0.6	14.0	9.4	8.8	0.6	6.8

Gross profit	10.5	9.3	1.2	12.9	19.9	18.9	1.0	5.3
Gross profit margin	68.2%	68.4%			67.9	68.2%
Operating and administrative expenses	6.7	6.8	(0.1)	(1.5)	12.9	14.1	(1.2)	(8.5)
Gain on sale	—	(1.3)	1.3		—	(1.3)	1.3

Operating profit	$3.8	3.8	—	—%	$7.0	6.1	0.9	14.8%

MRI’s revenues of $15.4 million in the second quarter of 2005 increased $1.8 million, or 13.2%, as compared to the second quarter of 2004. In the first half of 2005, MRI’s revenues of $29.3 million increased $1.6 million, or 5.8%, compared to the same period in 2004. The increases in revenues in the second quarter and the first half of 2005 were due to increases in both staffing and permanent placement revenues, as demand for these services continued to grow in the US market. The decrease in franchise fees in the first half of 2005 was primarily due to the sale of a master franchise for the Japanese market which was recorded during the first quarter of 2004.

MRI’s gross profit in the second quarter of 2005 increased $1.2 million, or 12.9%, as compared to the second quarter of 2004. In the first half of 2005, MRI’s gross profit of $19.9 million increased $1.0 million, or 5.3%, as compared to the same period in 2004. The increases in gross profits in both periods were due primarily to the revenue growth noted above.

MRI’s operating and administrative expenses decreased $0.1 million, or 1.5%, as compared to the first quarter of 2004. In the first half of 2005, MRI’s operating and administrative expenses decreased $1.2 million, or 8.5%, as compared to the first half of 2004. These improvements were largely due to:

•	Reduced expenses as a result of fewer franchise sales.

•	Reduced facilities costs related to exiting of real estate during 2004.

•	Continued benefit from expense containment measures instituted in 2004.

Included in operating and administrative expenses in the second quarter of 2004 was a $0.2 million charge for real estate exit costs.

In the second quarter of 2004, MRI recorded a $1.3 million pre-tax gain resulting from the sale of a company-owned office.

Corporate

Corporate expenses of $4.0 million increased $0.4 million for the second quarter of 2005, as compared to the second quarter of 2004. This increase was primarily due to investments in the corporate accounting and finance organization, higher consulting expenses and incremental spending related to Sarbanes-Oxley compliance.

During the first six months of 2005, corporate expenses of $8.2 million increased $1.4 million, as compared to the same period in 2004. This increase in corporate expenses was primarily due to the same factors that affected the second quarter of 2005 as well as higher accounting fees incurred in the first quarter of 2005 related to the restatement of the Company’s 2004 financial statements.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Six months ended June 30,
	2005	2004
(in millions)		(As Restated)
Operating Activites	$2.4	$10.4
Investing Activities	$(5.9)	$(8.2)
Financing Activities	$(6.2)	$(3.3)

Operating Activities

During the first half of 2005, the Company generated cash from operating activities of $2.4 million compared to $10.4 million during the same period in 2004. The decline in operating cash flow in 2005 was driven primarily by increased accounts receivable due to working capital requirements of new projects within BS, particularly in the Aerospace and Process and Industrial verticals, and to lower net earnings.

Investing Activities

CDI invested $6.5 million in the first half of 2005 for purchases of property and equipment versus $3.1 million in the corresponding period of 2004. Capital spending in 2005 is expected to be approximately $12.0 million. In addition, the Company received $0.6 million from the sale of a non-operating corporate asset. During the first half of 2004, the Company purchased $7.3 million of short-term investments. These investments were primarily generated from operating cash flows. Also, in 2004, the Company received $2.2 million from the sale of certain assets and liabilities from its MRI operations.

Financing Activities

The Company paid dividends totaling $4.3 million during the first half of 2005 compared to $3.5 million in the same period last year. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition, capital requirements, and other factors. In addition, the Company received $0.2 million in proceeds from stock options exercised during the first half of 2005 compared to $2.6 million received during the same period in 2004.

Summary

The Company’s financial condition remains strong. Management believes that its current funds and funds generated from operations will be sufficient to meet currently anticipated working capital and other capital requirements. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

The Company has available an uncommitted line of credit with a bank for $20 million. The Company had no outstanding borrowings under this line of credit as of June 30, 2005.

Critical Accounting Policies and Estimates

The Company’s interim financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions identified in the Company’s 2004 Annual Report on Form 10-K filed March 31, 2005 with the Securities and Exchange Commission have not materially changed.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates to its operations in foreign countries conducted through subsidiaries operating primarily in the United Kingdom and Canada. Exchange rate fluctuations impact the U. S. dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. From time to time, the Company engages in hedging activities with respect to its foreign operations. Effective July 1, 2005, the Company entered into a foreign exchange put option contract to hedge a portion of its European operations’ 2005 forecasted net earnings. The Company purchased British pound sterling put options aggregating £1.2 million with contractual exchange rates of $1.82 at a cost of $41,000. The options expire at various periods during 2005 with the put option expiring on December 31, 2005. The effects of foreign currency exchange rate fluctuations have historically not been material to the Company’s net earnings.

The Company’s exposure to interest rate changes is not significant. As of June 30, 2005, the Company had no bank borrowings outstanding. The Company’s investment in money market and other short-term instruments are primarily at variable rates.

Item 4.

CONTROLS AND PROCEDURES

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and the Corporate Controller (who is currently performing the functions of Chief Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Corporate Controller (who is currently performing the functions of Chief Financial Officer) have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were not effective due to the previously identified material weakness in internal control over financial reporting as described below.

In connection with the evaluation described above, the Company identified no significant changes in its internal control over financial reporting that occurred during the three months ended June 30, 2005 that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting, except that the Company has taken the remedial steps described below in connection with the material weakness in internal control over financial reporting that existed as of December 31, 2004.

The Company has described the restatement of its consolidated financial statements contained in this Form 10-Q in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Financial Statements,” and in Note 2 of the Notes to the Consolidated Financial Statements included in Part I, Item 1. Remedial measures relating to its accounting controls and procedures that were recommended or identified in the course of the restatement process are summarized below.

In compiling its financial results for the fourth quarter ended December 31, 2004, management identified a material weakness in the Company’s internal control over financial reporting relating to account analysis practices and procedures employed by the Company in its period-end financial reporting process. Specifically, management identified circumstances in which certain financial statement accounts were not being analyzed by appropriate personnel, resulting in an accumulation of accounting errors that were not detected on a timely basis. The financial statement accounts in which accounting errors were identified included primarily accounts receivable, which was overstated in prior annual and interim periods, and accrued payroll, which was understated in prior annual and interim periods. These deficiencies in the Company’s internal control over financial reporting resulted in misstatements to prior annual and interim financial statements and, accordingly, certain prior annual and interim financial statements were restated to reflect the correction of accounting errors as more fully described in Note 2 to the Company’s Consolidated Financial Statements, included in Part 1, Item 1 in the Company’s Form 10-K for 2004.

The Company has identified and has implemented action plans to remediate the material weakness described above. Specifically, the Company has developed and implemented new account analysis procedures to ensure that accounts are being analyzed on a timely basis, analyses are being independently reviewed, all identified adjustments are recorded on a timely basis, and all account balances are substantiated by supporting detail. The Company has substantially completed the hiring of additional accounting staff as well as the reorganization of its accounting and finance departments. While the Company has implemented remediation plans, the aforementioned material weakness will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. The Company expects to complete its internal testing by the third quarter of 2005.

PART II. OTHER INFORMATION

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2005, the Company held its annual meeting of shareholders. The matters of business approved at the meeting were: (1) the election of seven directors of the Company and (2) the ratification of KPMG LLP as the Company’s independent auditor for 2005.

The vote for the ratification of KPMG LLP as independent auditor for 2005 was as follows:

For	18,633,973
Against	169,015
Abstain	38,395

Item 6.

EXHIBITS

(a)	Exhibits

10.a.	Bonus agreement dated April 27, 2005 between CDI Corporation and John Fanelli III.

31.a.	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b.	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.

August 5, 2005	By:	/s/ Roger H. Ballou
Roger H. Ballou
President and Chief Executive Officer

	By:	/s/ John Fanelli III
John Fanelli III
Principal Financial Officer

INDEX TO EXHIBITS

Number	Exhibit
10.a.	Bonus agreement dated April 27, 2005 between CDI Corporation and John Fanelli III.

31.a.	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b.	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section

1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.