Form 10-Q
period 2005-09-30
CDI CORP
filed 2005-11-08
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒    No  ☐

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Outstanding shares of each of the Registrant’s classes of common stock as of November 2, 2005 were:

Common stock, $.10 par value	19,817,635 shares
Class B common stock, $.10 par value	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1

CDI CORP. and SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30, 2005 (unaudited )	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$12,284	32,716
Accounts receivable, less allowance for doubtful accounts of $3,981 - September 30, 2005; $4,466 - December 31, 2004	229,630	192,145
Prepaid expenses and other assets	9,059	6,558
Income taxes receivable	3,019	6,363
Deferred income taxes	785	4,846

Total current assets	254,777	242,628
Property and equipment, at cost:
Computers and systems	96,924	88,983
Equipment and furniture	28,804	26,208
Leasehold improvements	11,791	11,724

	137,519	126,915
Accumulated depreciation	(104,447)	(98,531)

Property and equipment, net	33,072	28,384
Deferred income taxes	9,878	9,808
Goodwill	71,755	73,755
Other assets	4,167	4,444

Total assets	$373,649	359,019

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30, 2005 (unaudited)	December 31, 2004

Liabilities and Shareholders’ Equity
Current liabilities:
Obligations not liquidated because of outstanding checks	$—	2,135
Unsecured credit line	6,100	—
Accounts payable	18,835	23,407
Withheld payroll taxes	2,213	1,639
Accrued compensation and related expenses	53,668	39,439
Other accrued expenses and other liabilities	12,822	15,096
Income taxes payable	2,321	1,907

Total current liabilities	95,959	83,623
Deferred compensation	6,853	8,206

Total liabilities	102,812	91,829

Commitments and Contingencies (note 11)
Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued
Common stock, $.10 par value - authorized 100,000,000 shares; issued 20,767,506 shares - September 30, 2005; 20,668,401 shares - December 31, 2004	2,077	2,067
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	34,252	31,687
Retained earnings	249,395	245,425
Accumulated other comprehensive income	7,562	10,559
Unamortized value of restricted stock issued	(65)	(228)
Less common stock in treasury, at cost - 966,934 shares - September 30, 2005 and 964,434 shares - December 31, 2004	(22,384)	(22,320)

Total shareholders’ equity	270,837	267,190

Total liabilities and shareholders’ equity	$373,649	359,019

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Earnings

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
Revenues	$290,530	263,152	842,860	783,978
Cost of services	222,395	200,928	647,694	597,663

Gross profit	68,135	62,224	195,166	186,315
Operating and administrative expenses	61,207	59,544	178,852	171,029
Gain on sale of assets	—	—	(420)	(1,295)

Operating profit	6,928	2,680	16,734	16,581
Interest income, net and other	45	39	291	443

Earnings before income taxes	6,973	2,719	17,025	17,024
Income tax expense	2,800	1,012	6,540	5,825

Net earnings	$4,173	1,707	10,485	11,199

Basic earnings per share	$0.21	0.09	0.53	0.57
Diluted earnings per share	$0.21	0.08	0.53	0.56

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
Common stock
Beginning of period	$2,072	2,066	2,067	2,054
Exercise of stock options	5	—	6	10
Stock purchase plan	—	—	4	2

End of period	2,077	2,066	2,077	2,066

Additional paid-in-capital
Beginning of period	$32,912	31,501	31,687	28,205
Exercise of stock options	998	64	1,247	2,606
Restricted stock-change in value	—	(7)	—	(8)
Stock purchase plan	65	—	941	335
Deferred stock based compensation	285	—	377	—
Tax benefit from stock plans	(8)	9	—	429

End of period	$34,252	31,567	34,252	31,567

Retained earnings
Beginning of period	$247,397	291,124	245,425	285,164
Net earnings	4,173	1,707	10,485	11,199
Dividends paid to shareholders	(2,175)	(41,567)	(6,515)	(45,099)

End of period	$249,395	251,264	249,395	251,264

Accumulated other comprehensive income
Beginning of period	$8,495	7,438	10,559	6,829
Translation adjustment	(933)	(478)	(2,997)	194
Realized loss on investments	—	63	—	—

End of period	$7,562	7,023	7,562	7,023

Unamortized value of restricted stock issued
Beginning of period	$(98)	(408)	(228)	(544)
Restricted stock-forfeiture	—	—	64	13
Restricted stock-change in value	—	7	—	8
Restricted stock-amortization	33	61	99	183

End of period	$(65)	(340)	(65)	(340)

Treasury stock
Beginning of period	$(22,384)	(22,310)	(22,320)	(22,297)
Restricted stock-forfeiture	—	—	(64)	(13)

End of period	$(22,384)	(22,310)	(22,384)	(22,310)

Comprehensive income
Net earnings	$4,173	1,707	10,485	11,199
Translation adjustment	(933)	(478)	(2,997)	194
Realized loss on investments	—	63	—	—

End of period	$3,240	1,292	7,488	11,393

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2005	2004
		(As Restated)
Operating activities:
Net earnings	$10,485	11,199
Adjustments to reconcile net earnings to cash (used in) provided by operating activities:
Depreciation	7,610	7,250
Deferred income taxes	4,008	1,994
Tax benefit from equity compensation plans	—	429
Gain on sale of assets	(420)	(1,295)
Changes in operating assets and liabilities:
Accounts receivable, net	(39,346)	(2,998)
Prepaid expenses	878	475
Accounts payable	(4,539)	(2,476)
Accrued expenses and other current liabilities	12,121	(3,875)
Income taxes	3,825	(593)
Other assets, non-current liabilities and other	331	609

Net cash (used in) provided by operating activities	(5,047)	10,719

Investing activities:
Additions to property and equipment	(12,195)	(5,054)
Purchase of residential property held for sale (note 12)	(2,000)	—
Sale and maturities of short-term investments, net	—	22,606
Proceeds from sale of assets	644	2,162
Other	79	144

Net cash (used in) provided by investing activities	(13,472)	19,858

Financing activities:
Dividends paid to shareholders	(6,515)	(45,099)
Net borrowings under unsecured credit line	6,100	—
Obligations not liquidated because of outstanding checks	(2,135)	(4,258)
Proceeds from exercises of employee stock options	1,253	2,616

Net cash used in financing activities	(1,297)	(46,741)

Effect of exchange rate changes on cash	(616)	62

Net decrease in cash and cash equivalents	(20,432)	(16,102)

Cash and cash equivalents at beginning of period	32,716	50,290

Cash and cash equivalents at end of period	$12,284	34,188

Supplemental disclosure of cash flow information:
Cash paid for interest	$25	—
Cash (received) paid for income taxes, net	(2,218)	3,257

See accompanying notes to consolidated financial statements.

CDI Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of CDI Corp. (“CDI” or the “Company”) are unaudited. The balance sheet as of December 31, 2004 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2004 reported in Form 10-K, filed March 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the full year or any portion thereof.

2.	Restatement of Financial Statements

As discussed in the Company’s Form 10-K for 2004, the Company has restated its consolidated financial statements for 2003 and for the first three quarters of 2004. All applicable financial information contained in this Form 10-Q gives effect to these restatements. Accordingly, the consolidated financial statements of the Company for these periods and the segment data for the Business Solutions segment for these periods (which was the only segment affected by the restatement) included in filings prior to the filing of the Company’s Form 10-K for 2004 with the Securities and Exchange Commission should no longer be relied upon.

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

The net effect of all of the restatement adjustments for the three and nine months ended September 30, 2004 was to decrease the Company’s pre-tax earnings by $0.9 million and $2.0 million, respectively, from that previously reported for such periods. The Company’s consolidated statements of cash flows and shareholders’ equity included herein have been restated to reflect the reclassification of changes in assets and liabilities during the periods discussed above.

3.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments, Statement of Financial Accounting Standards (“SFAS”) 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards. When measuring the fair value of these awards, companies can choose from two different pricing models that reflect their specific circumstances and the economics of their transactions. The Company is in the process of selecting one of three transition methods available under SFAS 123R. Accordingly, the Company has not yet determined the impact on its consolidated financial statements of adopting SFAS 123R. In April 2005, the SEC adopted a new rule which delayed the date for compliance with SFAS 123R. The new effective date for the Company is January 1, 2006.

In May, 2005, the FASB issued SFAS 154, “Accounting for Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and FASB No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Accounting Principles Board (“APB”) 20 required the cumulative effect of a change in accounting principle to be included in net income of the period of the change. SFAS 154 requires a change in accounting principle to be retrospectively applied to prior period financial statements. The Company will assess the impact of SFAS No. 154 when and if a change in accounting principle occurs after its effective date of January 1, 2006.

4.	Goodwill

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reportable segment, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit, particularly the Todays segment which has had declines in revenue and operating profitability in recent years. The Company conducted its annual goodwill impairment test as of July 1, 2005 and identified no impairments.

The following table summarized the changes in the Company’s carrying value of goodwill by reportable segment from December 31, 2004 to September 30, 2005:

	Balance at December 31, 2004	Translation Adjustments	Balance at September 30, 2005
Business Solutions	$16,662	—	16,662
AndersElite	23,438	(1,779)	21,659
Todays	23,524	—	23,524
MRI	10,131	(221)	9,910

	$73,755	(2,000)	71,755

5.	Short-term Borrowings

Short-term borrowings as of September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005	December 31, 2004
Unsecured credit line	$6,100	—

On November 16, 2004, the Company entered into an uncommitted, unsecured line of credit which provides for borrowings of up to $20 million for short-term working capital needs. When entered into, the facility had a maturity date of November 15, 2005. Interest on outstanding borrowing is determined, at the option of the Company, either by the Prime Rate or the Adjusted LIBOR Rate (as defined in the promissory note agreement) plus 0.60%. The interest rate on outstanding borrowings at September 30, 2005 was 6.75%.

On October 27, 2005, the short-term credit facility was amended to allow for borrowing of up to $25 million and the maturity date was extended to February 28, 2006.

7.	Restructuring

There were no restructuring charges during the first nine months of 2004 and 2005.

The table presented below shows the current year activity related to previous restructurings from a balance sheet perspective:

	Net Accrual at December 31, 2004	Cash Expenditures	Net Accrual at September 30, 2005
Severance	$42	(42)	—
Lease obligations	352	(242)	110

	$394	(284)	110

The remaining liability for operating leases will be substantially paid by the end of 2006. The liability is included in “Other accrued expenses and other liabilities” in the accompanying consolidated balance sheets.

8.	Real Estate Exit Costs

During 2004, the Company experienced continued declines in demand in its Life Sciences vertical within the Business Solutions segment causing excess real estate capacity. Management also determined that there was excess real estate capacity in the MRI segment. Accordingly, certain real estate properties were permanently vacated during the second and fourth quarters of 2004, resulting in the Company recording pre-tax charges of $2.9 million, of which $0.6 million related to leasehold improvements and $2.3 million was for operating lease terminations. Real estate exit costs recorded in the second quarter of 2004 were $0.8 million for the Business Solutions segment and $0.2 million for the MRI segment. The remaining $1.9 million of the real estate exit costs related to MRI and was recorded in the fourth quarter of 2004.

In the third quarter of 2005, management recorded an additional expense of $0.5 million for operating lease terminations, of which $0.2 million was charged to the Business Solutions segment and $0.3 million was charged to the MRI segment. The expense for Business Solutions was caused by a longer than expected timeframe to sublease the previously vacated properties. MRI recorded an additional expense due to ongoing delays in subletting the previously vacated office space.

The table presented below shows the activity related to real estate exit costs from a balance sheet perspective by reportable segments:

	Business Solutions	MRI	Totals
Balance as of December 31, 2003	$—	—	—
Charges for real estate exit costs	834	2,064	2,898
Payments/ reduction of assets	(596)	(682)	(1,278)

Balance as of December 31, 2004	$238	1,382	1,620
Additional charges for real estate exit costs	165	353	518
Payments	(336)	(397)	(733)

Balance as of September 30, 2005	$67	1,338	1,405

The future payments related to the above lease obligations are expected to extend through 2006 for the Business Solutions segment and 2011 for the MRI segment. The accrual for real estate exit costs is included in “Other accrued expenses and other liabilities” in the accompanying consolidated balance sheets.

9.	Earnings Per Share

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of earnings.

The number of common shares used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 was determined as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic
Average shares outstanding	19,775,854	19,699,470	19,736,130	19,646,233
Restricted shares issued not vested	(11,800)	(30,900)	(14,300)	(31,025)

	19,764,054	19,668,570	19,721,830	19,615,208

Diluted
Shares used for basic calculation	19,764,054	19,668,570	19,721,830	19,615,208
Dilutive effect of shares / units granted under Omnibus Stock Plan	128,093	204,377	89,734	288,460
Dilutive effect of units issuable under Stock Purchase Plan	79,986	101,840	95,565	100,032

	19,972,133	19,974,787	19,907,129	20,003,700

10.	Stock Based Plans

The Company uses the intrinsic value method of accounting for stock options and other forms of stock-based compensation granted to employees and directors, in accordance with APB 25 (“APB 25”), “Accounting for Stock Issued to Employees”. No compensation cost has been recognized for grants of stock options because option exercise prices are not less than the fair market value of the underlying common stock at dates of grant. Compensation cost has been recognized for stock appreciation rights, restricted stock, time-based deferred stock and for units granted under the Company’s Stock Purchase Plan. The amounts of compensation costs recorded during the three months ended September 30, 2005 and 2004 were $0.4 million and $0.3 million, respectively; and the amounts of compensation costs recorded for the nine months ended September 30, 2005 and 2004 were $0.8 million and $0.7 million, respectively.

On August 1, 2005, the Company and Roger H. Ballou (the Company’s President and Chief Executive Officer) agreed on the terms of a new employment agreement. Mr. Ballou’s existing employment agreement expired on September 30, 2005. The new agreement extended the term of Mr. Ballou’s employment to September 30, 2008. In addition to base salary and cash bonuses, Mr. Ballou could receive up to 80,000 stock options and up to 35,000 shares of restricted stock over the term of his employment agreement it various performance criteria are satisfied and if he remains employed by the Company.

In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. The Company has elected to continue with its current practice of applying the recognition and measurement principles of APB 25. The Company has adopted the disclosure requirements of SFAS 148.

SFAS No. 123, “Accounting for Stock Based Compensation”, uses a fair value based method of accounting for stock-based compensation. The following table reflects the pro-forma effect on net earnings and earnings per share for the three and nine months ended September 30, 2005 and 2004 as if the Company had adopted the fair value recognition provisions of SFAS No. 123:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
Net income, as reported	$4,173	1,707	$10,485	11,199
Stock-based employee and director compensation cost included in reported earnings, net of income tax effect	251	175	470	426
Stock-based employee and director compensation cost under fair value-based method, net of income tax effect	(305)	(509)	(687)	(1,502)

Pro forma net income	$4,119	1,373	$10,268	10,123

Net earnings per share:
Basic – as reported	$0.21	0.09	$0.53	0.57
Basic – pro forma	0.21	0.07	0.52	0.52
Diluted – as reported	$0.21	0.08	$0.53	0.56
Diluted – pro forma	0.21	0.07	0.52	0.51

11.	Commitments and Contingencies

In accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, the Company has included in accounts receivable unpriced change orders of $0.1 million and $1.7 million at September 30, 2005 and December, 31, 2004, respectively, reflecting the anticipated recovery of costs incurred on contracts for which the change orders have not yet been approved by customers. During the second quarter of 2005, the Company negotiated a tentative settlement with respect to one of the outstanding claims for an amount less than the amount recorded. As a result, the Company recorded in the second quarter of 2005 a reserve of $0.3 million against the related accounts receivable although a settlement agreement has not yet been signed. During the nine months ended September 30, 2005, the Company collected $3.2 million related to these unpriced change orders. Management believes that it is probable that the remaining net claim will be collectible from the customer.

A summary of activity recorded on these unpriced change orders is as follows:

Balance as of December 31, 2004	Additional revenue recognized	Reserved	Collections	Balance as of September 30, 2005
$1,700	1,970	(340)	(3,240)	90

The Company has litigation and other claims pending which have arisen in the ordinary course of business. The Company is a party to two arbitration proceedings involving disputes regarding amounts due under two separate fixed-price contracts with customers. The amounts claimed by the Company total $6.9 million, a portion of which has been recorded in accounts receivable as of September 30, 2005. Backcharge amounts claimed by the customers total approximately $10.0 million, none of which has been reserved as a liability. While management anticipates a favorable resolution of these disputes, a favorable resolution cannot be assured, and an unfavorable resolution could be material to the Company’s consolidated financial statements. As noted above, the Company has a tentative settlement negotiated but has not yet signed a final settlement with respect to one of these customer disputes.

12.	Related Party Transaction

On August 26, 2005, the Company entered into a relocation agreement with a newly hired MRI executive. Under the terms of the agreement, the beneficial ownership of the executive’s former principal residence was transferred to the Company for $2.0 million. The property has a fair value of $3.2 million with an outstanding mortgage of $1.4 million.

During the third quarter of 2005, expenses of $0.3 million were incurred in connection with this transaction in the MRI segment. The Company has engaged a third party to sell the property and expects to sell the property in the next twelve months. The Company follows the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, and has classified the asset and the liability separately. The asset of $3.2 million and the mortgage payable of $1.4 million are presented in the consolidated balance sheet at September 30, 2005 in “Prepaid expenses and other assets” and “Other accrued expenses and other liabilities”, respectively. The fair value of the asset is included in MRI for segment reporting purposes (see note 14).

13.	Sale of Assets

During March 2005, the Company recorded a pre-tax gain of $0.4 million from a sale of a non-operating corporate asset. Proceeds from this sale were $0.6 million.

During June 2004, the Company recorded a pre-tax gain of $1.3 million in connection with a sale of certain assets and liabilities of its MRI segment. Under the terms of the sale agreement dated June 30, 2003, the Company received a $0.5 million non-refundable payment and a non-recourse note with a face value of $2.2 million. Since a substantial portion of the sales price received was in the form of a non-recourse note secured only by the business sold, and completion of the sale was contingent upon the buyer obtaining independent third-party financing for the remaining purchase price, the Company did not record this transaction as a sale until the buyer obtained third party funding. The buyer obtained such third party funding in June 2004 and paid the Company $2.2 million. The book value of the net assets relating to this sale was $1.4 million.

14.	Reporting Segments

The Company has four reporting segments: Business Solutions (“BS”), AndersElite (“Anders”), Todays Staffing (“Todays”) and Management Recruiters International (“MRI”).

BS operates principally through the following five key verticals:

•	CDI Information Technology Services (“IT Services”) – provides IT staffing and IT outsourcing solutions to a broad range of primarily service-based industries.

•	CDI Process and Industrial (“P&I”)– provides a full range of engineering, project management, design, professional staffing, and outsourcing solutions to firms in two different sectors: the process sector, which includes firms in oil, gas, and chemicals industries; and the industrial sector, covering firms in power generation and energy transmission, telecommunications, and heavy manufacturing industries.

•	CDI Aerospace (“Aerospace”) – provides a full range of engineering, design, project management, professional IT and engineering staffing, and outsourcing solutions to both the commercial and military aerospace markets.

•	CDI Government Services (“GS”) – provides engineering, design, and logistics services to the defense industry.

•	CDI Life Sciences (“Life Sciences”) – provides design, validation, project management, engineering, professional staffing, and outsourcing solutions to customers in the pharmaceutical, bio-pharmaceutical, and regulated medical services industries.

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

MRI is a franchisor providing support services to its network of franchisees, who engage in the search and recruitment of technical, professional, management and sales personnel for employment by the franchisees’ customers. It also provides temporary management staffing services.

Segment data is presented in the following tables:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
Revenues:
BS	$187,518	176,833	$551,023	528,919
Anders	48,933	43,052	137,438	122,954
Todays	38,418	29,131	109,420	90,255
MRI	15,661	14,136	44,979	41,850

	$290,530	263,152	$842,860	783,978

Earnings before income taxes:
Operating profit:
BS	$5,002	3,489	$12,091	14,412
Anders	2,583	687	5,439	3,056
Todays	1,237	440	1,892	1,730
MRI	2,564	2,719	9,583	7,543
Gain on sale of assets	—	—	420	1,295
Corporate expenses	(4,458)	(4,655)	(12,691)	(11,455)

	6,928	2,680	16,734	16,581
Interest income, net and other	45	39	291	443

	$6,973	2,719	$17,025	17,024

	September 30, 2005	December 31, 2004
Assets:
BS	$215,915	194,424
Anders	62,420	57,540
Todays	48,745	44,865
MRI	33,938	28,428
Corporate	12,631	33,762

	$373,649	359,019

Inter-segment activity is not significant. Revenues reported for each reporting segment are substantially all from external customers.

15.	Subsequent Event

On October 27, 2005, the Company declared a quarterly dividend of $0.11 per share to all shareholders of record as of November 9, 2005. The dividend will be paid on November 23, 2005. As of November 2, 2005, there were 19,817,635 shares outstanding.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Certain information in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, “believes”, “expects,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “hopes,” “intends,” “plans,” “estimates,” or “anticipates” or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include risks and uncertainties such as the effects of and changes in general economic conditions and capital spending by customers, competitive market pressures, material changes in demand from larger customers, availability of labor, the Company’s performance on contracts and the outcome of contracts in dispute, changes in customers’ attitudes toward outsourcing, government policies or judicial decisions adverse to the staffing industry, and other uncertainties set forth herein and in the Company’s 2004 Form 10-K, and as may be set forth in the Company’s subsequent press releases and/or Forms 10-Q, 8-K and other filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such information.

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

The net effect of all of the restatement adjustments for the three and nine months ended September 30, 2004 was to decrease the Company’s pre-tax earnings by $0.9 million and $2.0 million, respectively, from amounts previously reported for such periods. The Company’s consolidated statements of cash flows and shareholders’ equity included herein have been restated to reflect the reclassification of changes in assets and liabilities during the period discussed above.

The Company is in the process of adopting and implementing a number of remedial measures that were recommended or identified in the course of the restatement process. These measures are summarized in Part I, Item 4, “Controls and Procedures.”

Results of Operations

Executive Summary

During the third quarter of 2005, CDI recorded revenues of $290.5 million representing an increase of 10.4% over the level in the third quarter of 2004. The Company’s net earnings for the third quarter of 2005 was $4.2 million, more than double the $1.7 million reported in the same period in 2004. These increases were driven primarily by stronger customer demand led by the P&I vertical within the Company’s Business Solutions segment. Another key contributor to the increased revenues and profits was improvement in the Company’s sales and recruiting capabilities, particularly within the Todays and Anders segments. Significant investments in sales building and recruiting capabilities made by most of the segments of CDI during 2004 and 2005 have resulted in higher productivity by the Company’s recruiters and sales personnel.

CDI’s third quarter results were negatively impacted by certain events, including hurricanes Katrina and Rita, which disrupted Business Solutions operations in the Gulf Coast region. The hurricanes resulted in the loss of an estimated $1.5 million in revenue and $0.7 million in operating profits. The negative operating profit impact was created through a combination of lost margin and the Company’s decision to continue to pay a number of billable employees to assist them while they were unable to work. Also in the third quarter, the Company incurred start-up costs of approximately $0.7 million in connection with a major account win in the IT Services vertical. Other items which reduced third quarter profits were charges relating to real estate and employee equity compensation programs, which are described below.

The Company’s cash needs increased during the third quarter above the levels in recent quarters due primarily to higher working capital requirements driven by the higher revenue run rate, new business ramp-ups, start-up costs for the major account win in the IT Services vertical, increased capital spending and by the timing of certain cash outlays including those for an executive relocation at MRI. To meet these cash requirements, the Company utilized its unsecured line of credit for the first time since that credit facility was established last year.

Consolidated Results of Operations for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004

The table that follows presents quarter-over-quarter and year-over-year revenue by service type along with some key metrics (in percentages).

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004
		(As Restated)		(As Restated)
Revenues
Staffing services	$184.9	178.2	$536.4	532.2
Project outsourcing	90.0	70.8	261.8	213.2
Permanent placement and royalties	15.2	13.7	43.0	35.4
Franchise fees	0.4	0.5	1.6	3.2

	$290.5	263.2	$842.8	784.0

Gross profit	$68.1	62.2	$195.2	186.3
Gross profit margin	23.4%	23.6%	23.2%	23.8%
Operating and administrative expenses	$61.2	59.5	$178.9	171.0
Operating and administrative expenses as a percent of revenues	21.1%	22.6%	21.2%	21.8%
Operating profit	$6.9	2.7	$16.7	16.6
Operating profit as a percent of revenues	2.4%	1.0%	2.0%	2.1%
Net earnings	$4.2	1.7	$10.5	11.2

Consolidated revenues increased $27.3 million, or 10.4%, for the quarter, and $58.8 million, or 7.5%, for the nine months ended September 30, 2005, as compared to the corresponding periods in 2004. Revenues improved for all four segments in the three and nine months ended September 30, 2005. The revenue growth in BS was primarily due to a significant ramp-up of new and existing accounts in the P&I vertical, partially offset by a decline in the IT Services vertical. The P&I vertical benefited from an increase in demand for project outsourcing services as customers increased their capital spending. The decline in IT Services vertical was caused by a combination of decreased demand and pricing pressures. Both Anders and Todays experienced double-digit revenue growth, driven primarily by staffing services, for the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004, as investments in sales building and recruiting capabilities in 2004 and 2005 are now contributing to revenue growth.

Gross profit increased $5.9 million, or 9.5%, and $8.9 million, or 4.8%, respectively, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004. These increases in gross profits were primarily due to the increased revenue volume as noted above.

Gross profit margins were essentially flat in the third quarter of 2005 as compared to the same period in 2004. Gross profit margin declined from 23.8% to 23.2% in the nine months ended September 30, 2005 as compared to same period last year. This decline was driven by the competitive and pricing pressures in the IT Services vertical within BS and significant revenue growth in Todays lower margin national accounts. These declines were partially offset by improved gross margins at Anders.

Operating and administrative expenses increased $1.7 million, or 2.9%, for the three months ended September 30, 2005 as compared to the same period in 2004. The increase was primarily due to:

•	Higher variable expenses due to the increased gross margin as noted above.

•	Contract start-up expenses.

•	Real estate exit expenses.

•	Decision to pay a number of billable employees unable to work resulting from hurricanes in the Gulf Coast region.

These increases were partially offset by lower professional and legal expenses in the third quarter of 2005.

Operating and administrative expenses increased $7.9 million, or 4.6%, for the nine months ended September 30, 2005 as compared to the corresponding period in 2004. The increase was primarily due the same factors that affected the third quarter as noted above as well as incremental Sarbanes-Oxley compliance expenses and accounting expenses incurred in the first quarter of 2005 related to the restatement of the Company’s 2004 financial statements. These increases in operating and administrative expenses were partially offset by lower operating expenses in MRI and lower legal expenses. Included in operating and administrative expenses in the nine months ending September 30, 2004 was a $1.0 million charge for real estate exit costs.

In the first quarter of 2005, the Company recorded a $0.4 million pre-tax gain from the sale of a corporate non-operating asset. During the second quarter of 2004, the Company recorded a $1.3 million pre-tax gain resulting from the sale of a company-owned office within MRI.

Operating profit in the third quarter of 2005 increased $4.2 million, more than double the amount in the third quarter of 2004. The significant increase in operating profit in the third quarter of 2005 was primarily due to the increased sales volume noted above combined with cost control initiatives and improved productivity. Operating profit for the first nine months of 2005 as compared to the first nine months of 2004 was flat.

The Company’s effective income tax rate for the first nine months of 2005 was 38.4%, as compared to 34.2 % for 2004. The increase in the 2005 effective tax rate is due primarily to utilization in 2004 of both a previously reserved capital loss carryforward and realized tax benefits associated with refunds of state income taxes. The Company also recorded an additional tax reserve in the third quarter of 2005 relating to potential state tax exposures.

Segment Discussion

Business Solutions (“BS”)

The following table shows the revenue from each of the verticals within the BS segment for the three and nine months ended September 30, 2005 as compared to the same periods in 2004:

BS

	Three months ended September 30,		$ Change	% Change	Nine months ended September 30,		$ Change	% Change
(in millions)	2005	2004			2005	2004
		(As Restated)				(As Restated)
Revenues:
CDI Information Technology Services	$67.1	70.7	(3.6)	(5.1)%	$196.4	213.1	(16.7)	(7.8)%
CDI Process and Industrial	85.3	70.4	14.9	21.2	252.0	204.9	47.1	23.0
CDI Aerospace	20.8	21.7	(0.9)	(4.1)	61.6	66.8	(5.2)	(7.8)
CDI Government Services	12.0	12.1	(0.1)	(0.8)	34.6	37.6	(3.0)	(8.0)
CDI Life Sciences	2.3	1.9	0.4	21.1	6.5	6.5	—	—

	$187.5	176.8	10.7	6.1	$551.0	528.9	22.1	4.2

The following table presents quarter-over-quarter and year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for BS for 2005 and 2004:

BS

	Three months ended September 30,		$ Change	% Change	Nine months ended September 30,		$ Change	% Change
(in millions)	2005	2004			2005	2004
		(As Restated)				(As Restated)
Revenues
Staffing services	$96.1	104.7	(8.6)	(8.2)%	$285.7	313.5	(27.8)	(8.9)%
Project outsourcing	90.0	70.8	19.2	27.1	261.8	213.2	48.6	22.8
Permanent placement	1.4	1.3	0.1	7.7	3.5	2.2	1.3	59.1

	187.5	176.8	10.7	6.1	551.0	528.9	22.1	4.2
Cost of services	151.4	143.1	8.3	5.8	447.8	426.0	21.8	5.1

Gross profit	36.1	33.7	2.4	7.1	103.2	102.9	0.3	0.3
Gross profit margin	19.3%	19.1%			18.7%	19.5%
Operating and administrative expenses	31.1	30.2	0.9	3.0	91.1	88.5	2.6	2.9

Operating profit	$5.0	3.5	1.5	42.9	$12.1	14.4	(2.3)	(16.0)%

BS revenues for the three and nine months ended September 30, 2005, increased $10.7 million, or 6.1%, and $22.1 million, or 4.2%, respectively, as compared to the same periods in 2004. The increases were due primarily to increased demand for project outsourcing in the P&I vertical, principally as a result of the ramp-up of new and existing accounts as customers begin to reinvest in their capital infrastructures. Revenue growth in the third quarter of 2005 was negatively impacted by an estimated $1.5 million due to two hurricanes which struck the Gulf Coast region. In addition, these revenue increases were partially offset by decreased volume in IT Services, and, to a lesser degree, revenue declines in the Aerospace and the GS verticals. These revenue declines were primarily due to:

•	Competitive and pricing pressures in the IT Services vertical. As previously reported, the IT Services vertical was awarded a major new contract during the third quarter of 2005. However, as a result of the anticipated ramp up of that contract, it did not produce significant revenue during the third quarter.

•	Reduction in domestic engineering staffing revenue in the Aerospace vertical.

•	Reduction in federal government spending for U.S. Navy shipbuilding and ship design programs in the GS vertical.

BS gross profit increased by $2.4 million, or 7.1%, as compared to the third quarter of 2004 primarily due to increased demand in project outsourcing services in the P&I vertical as noted above. Gross margin was relatively flat in the third quarter 2005 as compared to the same period in 2004.

For the nine months ended September 30, 2005, BS gross profits were essentially flat as compared to the same period in 2004. Gross margin decreased from 19.5% to 18.7% primarily due to:

•	Competitive and pricing pressures in the IT Services vertical.

•	Higher employee benefit costs.

BS operating and administrative expenses increased $0.9 million, or 3.0%, in the third quarter and $2.6 million, or 2.9%, for the nine months ended September 30, 2005, as compared to the corresponding periods in 2004. These increases were due primarily to:

•	Higher variable expenses due to increased gross margins.

•	Contract start-up expenses in the IT Services vertical.

•	Real estate exit expenses.

•	Resolution of state non-income tax matters.

•	Decision to pay a number of billable employees unable to work resulting from hurricanes in the Gulf Coast region.

Included in operating and administrative expenses in the second quarter of 2004 was a $0.8 million charge for real estate exit costs. For the first nine months of 2004, there was a reversal of a reserve of approximately $1.0 million because the exposure it was originally established for never materialized.

AndersElite (“Anders”)

The following table presents quarter-over-quarter and year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders for 2005 and 2004 in U.S. dollars:

Anders

	Three months ended September 30,		$ Change	% Change	Nine months ended September 30,		$ Change	% Change
(US dollars in millions)	2005	2004			2005	2004
Revenues
Staffing services	$43.7	38.9	4.8	12.3%	$122.6	110.7	11.9	10.7%
Permanent placement	5.2	4.2	1.0	23.8	14.8	12.3	2.5	20.3

	48.9	43.1	5.8	13.5	137.4	123.0	14.4	11.7
Cost of services	36.6	32.5	4.1	12.6	102.9	92.6	10.3	11.1

Gross profit	12.3	10.6	1.7	16.0	34.5	30.4	4.1	13.5
Gross profit margin	25.2%	24.6%			25.1%	24.7%
Operating and administrative expenses	9.7	9.9	(0.2)	(2.0)	29.1	27.3	1.8	6.6

Operating profit	$2.6	0.7	1.9	100.0%	$5.4	3.1	2.3	74.2%

To more effectively discuss the comparative results of operations for the three and nine months ended September 30, 2005 and 2004, respectively, the following table presents Anders results on a constant currency basis (i.e. British Pounds - £):

Anders

	Three months ended September 30,		£ Change	% Change	Nine months ended September 30,		£ Change	% Change
(British pounds in millions)	2005	2004			2005	2004
Revenues
Staffing services	£24.5	21.5	3.0	14.0%	£66.5	61.1	5.4	8.8%
Permanent placement	2.9	2.4	0.5	20.8	8.0	6.8	1.2	17.6

	27.4	23.9	3.5	14.6	74.5	67.9	6.6	9.7
Cost of services	20.5	18.0	2.5	13.9	55.8	51.1	4.7	9.2

Gross profit	6.9	5.9	1.0	16.9	18.7	16.8	1.9	11.3
Gross profit margin	25.2%	24.7%			25.1%	24.7%
Operating and administrative expenses	5.5	5.5	—	—	15.7	15.1	0.6	4.0

Operating profit	£1.4	0.4	1.0	100.0%	£3.0	1.7	1.3	76.5%

Anders revenues on a constant currency basis for the three and nine months ended September 30, 2005 increased £3.5 million, or 14.6%, and £6.6 million, or 9.7%, respectively, as compared to the same periods in 2004. The increase in revenue in the both the three and nine months ended September 30, 2005, was primarily driven by increased efficiency and productivity among recruiting and sales personnel. Previously there had been significant turnover and re-staffing of Anders recruiting and sales personnel resulting in lower revenues. There are inherent delays before newly hired staff generates revenues.

Gross profit increased £1.0 million, or 16.9%, and by £1.9 million, or 11.3%, respectively, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004. These increases were principally due to improved productivity as noted above and to increases in higher margin permanent placement revenue.

On a constant currency basis, Anders operating and administrative expenses in the third quarter of 2005 remained flat, as compared to the third quarter of 2004. Increases in variable expenses associated with higher revenues were offset by improved recruiter productivity.

On a constant currency basis, Anders operating and administrative expenses in the nine months ended September 30, 2005 increased £0.6 million, or 4.0%, as compared to the nine months ended of 2004. This increase was largely due to higher variable compensation expenses due to the increased revenue volumes, partially offset by cost control measures.

Todays Staffing (“Todays”)

The following table presents quarter-over-quarter and year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Todays for 2005 and 2004:

Todays

	Three months ended September 30,		$ Change	% Change	Nine months ended September 30,		$ Change	% Change
(in millions)	2005	2004			2005	2004
Revenues
Staffing services	$37.5	28.4	9.1	32.0%	$106.9	87.8	19.1	21.8%
Permanent placement	0.9	0.7	0.2	28.6	2.5	2.5	—	—

	38.4	29.1	9.3	32.0	109.4	90.3	19.1	21.2
Cost of services	29.1	21.0	8.1	38.6	82.3	66.0	16.3	24.7

Gross profit	9.3	8.1	1.2	14.8	27.1	24.3	2.8	11.5
Gross profit margin	24.2%	27.8%			24.8%	26.9%
Operating and administrative expenses	8.1	7.7	0.4	5.2	25.2	22.6	2.6	11.5

Operating profit	$1.2	0.4	0.8	100.0%	$1.9	1.7	0.2	11.8%

For the three and nine months ended September 30, 2005, revenues increased $9.3 million, or 32.0% and $19.1 million, or 21.2%, respectively, as compared to the same period in 2004. The increases in revenues in both periods were primarily driven by growth in national account wins as a result of investments in sales building and recruiting capabilities during 2004.

Todays gross profit increased by $1.2 million, or 14.8%, and $2.8 million, or 11.5%, respectively, for the three and nine months ended September 30, 2005, as compared to the same period in 2004. The increases in gross profits in both periods were due to revenue volume growth. Todays gross margins declined from 27.8% to 24.2% and 26.9% to 24.8%, respectively, for the three and nine months ended September 30, 2005, primarily due to:

•	Growth in lower margin national accounts.

•	Competitive pricing pressures.

•	Higher employee benefit costs.

Todays operating and administrative expenses increased $0.4 million, or 5.2%, and $2.6, or 11.5 % for the three and nine months ended September 30, 2005, respectively, as compared to the three and nine months ended September 30, 2004. These increases were principally due to higher variable expenses associated with increased volumes.

Management Recruiters International (“MRI”)

The following table presents quarter-over-quarter and year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI for 2005 and 2004:

MRI

	Three months ended September 30,		$ Change	% Change	Nine months ended September 30,		$ Change	% Change
(in millions)	2005	2004			2005	2004
Revenues
Staffing services	$7.6	6.2	1.4	22.6%	$21.2	18.9	2.3	12.2%
Permanent placement and royalties	7.7	7.4	0.3	4.1	22.2	19.7	2.5	12.7
Franchise fees	0.4	0.5	(0.1)	(20.0)	1.6	3.2	(1.6)	(50.0)

	15.7	14.1	1.6	11.3	45.0	41.8	3.2	7.7
Cost of services	5.3	4.3	1.0	23.3	14.7	13.1	1.6	12.2

Gross profit	10.4	9.8	0.6	6.1	30.3	28.7	1.6	5.6
Gross profit margin	66.2%	69.5%			67.3%	68.7%
Operating and administrative expenses	7.8	7.1	0.7	9.9	20.7	21.2	(0.5)	(2.4)
Gain on sale	—	—	—		0.0	(1.3)	1.3

Operating profit	$2.6	2.7	(0.1)	(3.7)%	$9.6	8.8	0.8	9.1%

For the three and nine months ended September 30, 2005, MRI’s revenues increased $1.6 million, or 11.3%, and $3.2, million or 7.7%, respectively, as compared to the same periods in 2004. The higher revenues in both the third quarter and the first nine months of 2005 were primarily driven by increases in both staffing services and royalties due to increased demand in the US market. The decrease in franchise fees for the nine months ended September 30, 2005 was primarily due to the sale of a master franchise for the Japanese market which was recorded during the first quarter of 2004.

MRI’s gross profit for the three and nine months ended September 30, 2005 increased $0.6 million, or 6.1%, and $1.6 million, or 5.6%, respectively, as compared to the same periods in 2004. The increases in gross profits in both periods were primarily due to the revenue growth noted above. Gross margins decreased for the three and nine months ended September 30, 2005 as a result of a shift in business mix as lower margin staffing services increased at a higher rate than higher margin royalty revenue.

MRI’s operating and administrative expenses increased $0.7 million, or 9.9%, as compared to the third quarter of 2004, due to an executive relocation related expense of $0.3 million and a $0.3 million accrual adjustment in 2005 relating to real estate exit costs previously recorded in 2004.

For the nine months ended September 30, 2005, MRI’s operating and administrative expenses decreased $0.5 million, or 2.4%, as compared to the same period in 2004. These improvements were largely due to:

•	Reduced expenses, particularly training expenses as a result of fewer franchise sales.

•	Reduced net facilities costs related to exiting of real estate during 2004.

•	Continued benefit from expense containment measures instituted in 2004.

In the second quarter of 2004, MRI recorded a $1.3 million pre-tax gain resulting from the sale of a company-owned office.

Corporate

Corporate expenses of $4.5 million decreased $0.2 million for the third quarter 2005 as compared to the third quarter of 2004. This decrease was primarily due to lower professional and legal expenses.

Corporate expenses of $12.7 million increased $1.2 million for the nine months ended 2005, as compared to the same period in 2004. This increase in corporate expenses was primarily due to the increased hiring within the corporate accounting and finance organization as well as incremental Sarbanes-Oxley compliance expenses, and accounting expenses incurred in the first quarter of 2005 related to the restatement of the Company’s 2004 financial statements.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Nine months ended September 30,
(in millions)	2005	2004
		(As Restated)
Operating Activities	$(5.0)	$10.7
Investing Activities	$(13.5)	$19.9
Financing Activities	$(1.3)	$(46.7)

Operating Activities

During the first nine months of 2005 net cash used in operating activities was $5.0 million compared to $10.7 million of cash generated during the same period in 2004. This decline in operating cash flow was primarily driven by increased net accounts receivable as a result of higher revenue, new business ramp-ups and payments of previously accrued balances at December 31, 2004.

Investing Activities

CDI invested $12.2 million in the first nine months of 2005 for purchases of property and equipment versus $5.1 million in the corresponding period of 2004. The increase in capital spending was primarily due to the implementation of a new recruiting application for BS, increased office space to support engineering growth in the P&I vertical and implementation of new accounts receivable/billing systems for Todays and MRI. Capital spending in 2005 is expected to be approximately $15.0 million. In connection with a relocation agreement, the Company acquired the principal residence of a MRI executive for $2.0 million. In 2005, the Company received $0.6 million from the sale of a non-operating corporate asset. During the first nine months of 2004, the Company sold $22.6 million of short-term investments to principally fund the special dividend paid in the third quarter of 2004. Also, in 2004, the Company received $2.2 million from the sale of certain assets and liabilities from its MRI operations.

Financing Activities

The Company paid dividends totaling $6.5 million during the first nine months of 2005 compared to $45.1 million in the same period last year. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition, capital requirements, and other factors. The Company received $1.3 million in proceeds from stock options exercised during the first nine months of 2005 compared to $2.7 million received during the same period in 2004. During the third quarter of 2005, the Company had net cash inflows of $6.1 million related to short-term bank borrowings used to fund increased levels of working capital and purchases of property and equipment. In 2004, the Company had no outstanding borrowings.

Summary

The Company’s financial condition remains strong. Management believes that its current funds, combined with cash generated from operations and current debt capacity will be sufficient to meet currently anticipated working capital and other capital requirements. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

Critical Accounting Policies and Estimates

The Company’s interim financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions identified in the Company’s 2004 Annual Report on Form 10-K filed March 31, 2005 with the Securities and Exchange Commission have not materially changed. The Company is currently evaluating certain tax planning strategies which could impact the amount of the valuation allowance required for its deferred tax assets. Management expects to complete this review in the fourth quarter of 2005.

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

The Company’s exposure to interest rate changes is not significant. As of September 30, 2005, the Company had short-term bank borrowings of $6.1 million. The Company’s investments in money market and other short-term instruments are primarily at variable rates.

Item 4.

CONTROLS AND PROCEDURES

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and the Corporate Controller (who is currently performing the functions of Chief Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Corporate Controller (who is currently performing the functions of Chief Financial Officer) have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were not effective due to the previously identified material weakness in internal control over financial reporting as described below.

In connection with the evaluation described above, the Company identified no significant changes in its internal control over financial reporting that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except that the Company has taken the remedial steps described below in connection with the material weakness in internal control over financial reporting that existed as of December 31, 2004.

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

The Company has identified and has implemented action plans to remediate the material weakness described above. Specifically, the Company has developed and implemented new account analysis procedures to ensure that accounts are being analyzed on a timely basis, analyses are being independently reviewed, all identified adjustments are recorded on a timely basis, and all account balances are substantiated by supporting detail. The Company has substantially completed the hiring of additional accounting staff as well as the reorganization of its accounting and finance departments. While the Company has implemented remediation plans, the aforementioned material weakness will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. The Company expects to complete its internal testing by the fourth quarter of 2005.

PART II. OTHER INFORMATION

Item 6.

EXHIBITS

(a)	Exhibits

10.a.	Employment Agreement dated as of August 11, 2005 between CDI Corporation and Roger Ballou.

10.b.	Offer letter dated August 26, 2005 and Employment Agreement dated September 6, 2005 between CDI Corporation and Mark Kerschner.

10.c.	Technical Services Agreement dated as of July 1, 2005 between CDI Corporation and International Business Machines Corporation.

31.a.	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b.	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.

November 4, 2005	By:	/s/ ROGER H. BALLOU
Roger H. Ballou
President and Chief Executive Officer

	By:	/s/ JOHN FANELLI III
John Fanelli III
Principal Financial Officer

INDEX TO EXHIBITS

Number	Exhibit
10.a.	Employment Agreement dated as of August 11, 2005 between CDI Corporation and Roger Ballou.

10.b.	Offer letter dated August 26, 2005 and Employment Agreement dated September 6, 2005 between CDI Corporation and Mark Kerschner.

10.c.	Technical Services Agreement dated as of July 1, 2005 between CDI Corporation and International Business Machines Corporation.

31.a.	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b.	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.