Form 10-K
period 2005-12-31
CDI CORP
filed 2006-03-16
CIK 18396

United States Securities and Exchange Commission Washington, DC 20549	Form 10-K

( X )	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005

or

( )	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 001-5519

CDI Corp.	(Exact name of Registrant as specified in its charter)

Pennsylvania

(State or other jurisdiction of incorporation or organization)

1717 Arch Street, 35th Floor, Philadelphia, PA 19103-2768

(Address of principal executive offices)                                (Zip Code)

23-2394430

(I.R.S. Employer Identification Number)

(215) 569-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common stock, $.10 par value (Title of each class) New York Stock Exchange (Name of exchange on which registered)

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES              NO     X

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES              NO     X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES     X     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer X	Non-accelerated filer

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES              NO     X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange.

Common stock, $.10 par value Class B common stock, $.10 par value	$281,999,222 Not applicable

The outstanding shares of each of the Registrant’s classes of common stock as of March 3, 2006 were:

Common stock, $.10 par value Class B common stock, $.10 par value	19,830,259 Shares None

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2006 Annual Meeting are incorporated by reference in Part III.

Part I

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, expected expenditures and future financial results, are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “intends,” “plans,” “estimates,” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: changes in general economic conditions and levels of capital spending by customers in the industries that the Company serves; possible inaccurate assumptions or forecasts regarding the bill rate, profit margin, duration of assignment and utilization rate applicable to billable personnel; competitive market pressures; the availability of qualified labor; changes in customers’ attitudes towards outsourcing; the Company’s level of success in attracting, training, and retaining qualified management personnel and other staff employees; the ability to pass on to customers increases in costs (such as those relating to workers’ compensation or unemployment insurance or which may arise from regulatory requirements); the Company’s performance on customer contracts; the possibility of incurring liability for the Company’s activities, including the activities of its temporary employees; and government policies or judicial decisions adverse to the staffing industry. More detailed information about some of these risks and uncertainties may be found in the Company’s filings with the SEC, particularly in “Risk Factors” in Part 1, Item 1A of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

General

CDI Corp. (the “Company” or “CDI”) (NYSE:CDI), which was founded in 1950 in Philadelphia, Pennsylvania, provides engineering and information technology outsourcing solutions and professional services, specialized staffing and permanent placement services, and franchise services. The Company derives the majority of its revenues from Fortune 1000 companies serviced primarily in the United States.

Overview

CDI provides staffing services, project outsourcing, permanent placement, and franchise services to a diversified group of customers located primarily in the United States. These services are described as follows:

•	Staffing services - Temporary staffing provides skilled engineering, information technology, construction and other professionals, as well as clerical, legal, financial, and administrative staff, to work at a customer’s location under the supervision of customer personnel on a contractual basis. In managed staffing, the Company assumes the operation and management of a customer function, such as on-site management of staffing requirements and certain human resource functions. The Company utilizes web-based technology to support these functions.

•	Project outsourcing - Project outsourcing provides value-added engineering and consulting services under contractual engagements that generally are more than a year in duration. These services typically involve managing a portion of a customer’s capital project, and may include feasibility studies, structural analysis, infrastructure management, facility design, enterprise support, and technology advisory services.

•	Permanent placement - Permanent placement services include the search and recruitment of candidates on behalf of CDI’s customers. Generally, the Company performs permanent placement services on a non-exclusive, contingency basis and the Company is compensated only upon successfully placing a recommended candidate. Permanent placement revenues also include ongoing royalty fees which are based on a contractual percentage of the franchisees’ permanent placement revenues.

•	Franchise services - CDI provides its franchisees the right to use trademarks and trade names, ongoing field service and public relations support, training, and purchasing leverage. In addition, an inter-office referral network provides its franchisees with international recruiting capabilities in fulfilling customer requirements.

The following table summarizes the Company’s revenue by category for 2005, 2004, and 2003:

	2005	2004	2003
Revenues:
Staffing services	63.6%	68.0%	66.7%
Project outsourcing	31.1	26.8	28.5
Permanent placement	5.0	4.8	4.4
Franchise services	0.3	0.4	0.4
	100.0%	100.0%	100.0%

Reporting Segments

The Company operates through four segments: Business Solutions, AndersElite, Todays Staffing and Management Recruiters International. A description of the business of each segment follows.

Business Solutions (“BS”)

BS provides project outsourcing, staffing services and permanent placement solutions to customers seeking engineering, design, consulting, information technology services, and professional staff, through 63 offices in the United States and 6 international offices in Canada and Germany. Approximately 9% of BS’ total revenue was generated outside the United States in 2005.

Services

BS offers its services to customers through the following targeted verticals:

•	CDI-Process and Industrial (“P&I”)—Provides a full range of engineering, project management, design, professional staffing, and outsourcing solutions to firms in two different sectors: the process sector that includes firms in oil, gas, and chemical industries; and the industrial sector, covering firms in power generation and energy transmission, telecommunications, and heavy manufacturing industries.

•	CDI-Information Technology Services—Provides Information Technology (“IT”) staffing and IT outsourcing solutions to a broad range of primarily service-based industries.

•	CDI-Aerospace—Provides a full range of engineering, design, project management, professional staffing, and outsourcing solutions to both the commercial and military aerospace markets.

•	CDI-Government Services—Focuses on providing engineering, design, and logistics services to the defense industry.

•	CDI-Life Sciences—Offers design, validation, project management, engineering, professional staffing, and outsourcing solutions to customers in the pharmaceutical and bio-pharmaceutical industries.

The following table shows the percentage of revenue derived from each of these verticals within the BS segment for 2005, 2004 and 2003:

	2005	2004	2003
Revenues:
CDI-Process and Industrial	45.3%	39.6%	38.8%
CDI-Information Technology Services	36.0	39.9	37.9
CDI-Aerospace	11.2	12.3	14.2
CDI-Government Services	6.4	6.9	6.7
CDI-Life Sciences	1.1	1.3	2.4
	100.0%	100.0%	100.0%

BS’ staffing service is tailored to the needs of the customer. The most basic service provides skilled professionals to work at a single customer location on a temporary or permanent basis. For its customers, this segment’s highest-value staffing service is customized managed staffing solutions, which may include: serving as the lead recruiter among several vendors, procuring hundreds of professional employees across a broad geographic area, providing on-site management of staffing requirements and certain human resource functions, and utilizing web-based technology to support these functions.

In providing these services, the segment recruits and hires employees and provides personnel to customers for assignments that, on average, last close to one year. BS performs the vast majority of these services at the customers’ facilities. Customers use the segment’s employees to meet peak period personnel needs, to fill in for employees who are ill or on vacation, to provide additional capabilities in times of expansion and change, and to work on projects requiring specialized skills. At the end of the project, BS assigns the employees to another project for the customer, assigns the employees to perform services for another customer, or terminates the employment of the employees.

BS may also oversee all of the customer’s contract staffing needs as well as certain human resource functions required to manage the customer’s contract workforce. In these instances, BS frequently establishes on-site offices at one or more of the customer’s facilities, provides staffing and ties that office into the segment’s business systems. If desired by the customer, managed staffing services utilize web-based technology to help accelerate and streamline the procurement, management, and supervision of contract employees. If services are performed at CDI’s offices, BS provides supervision of employees for customers and may have increased responsibility for work that is generally monitored jointly with customer personnel. Regardless of the locale, BS is responsible for administrative matters, benefits and employment taxes for these temporary employees.

BS offers a wide range of project management, outsourcing services, and technical consulting services to customers in high technology and capital-intensive vertical markets. In addition,

BS provides IT outsourcing services such as infrastructure management, enterprise support services, and technology advisory services. BS performs these engagements under contracts that are generally more than a year in duration.

High value-added engineering services typically involve managing a discrete portion or portions of a customer’s capital project, including, but not limited to, preliminary or detailed plant design and construction management, validation and commissioning of a facility, and lifecycle support. To the extent such activities entail design and planning work, they are typically performed at CDI’s offices. However, construction management, validation, commissioning, and lifecycle support activities are generally performed on-site at customers’ facilities.

In providing IT outsourcing services, this segment usually provides its own employees to the customer’s technical department, and manages and monitors the results of the department. In most instances, the managed department is located on-site at the customer’s premises, but in some cases the customer may prefer an off-site location. In this case, the segment may maintain a stand-alone operation.

BS also provides permanent placement services to meet the needs of its customers. Customers provide a position specification to BS and then candidates are sourced via traditional advertising or through the Company’s website.

Pricing

For the majority of its temporary and managed staffing contracts, BS determines the pricing based on mark-ups of its employees’ hourly rates of pay. Contracts generally do not obligate the customer to pay for any fixed number of hours. Generally, the customer has the right to terminate the contract on short notice. BS maintains the right to terminate its staffing employees at will.

BS prices its project outsourcing services using mark-ups of its employees’ hourly rates of pay. Contracts generally do not obligate the customer to pay for any fixed number of hours. To a lesser extent, BS derives revenues from fixed-price and full time equivalent based outsourcing contracts.

Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of price, technological capability, value-added services and prior performance. Many times customers grant multi-vendor contracts.

Permanent placement revenues are contingent upon filling an assigned position. If the customer hires the candidate, BS receives a fee based upon an agreed-upon rate, which generally amounts to a percentage of the candidate’s first year compensation.

Customers / Markets

BS’ national, divisional, and regional management conducts marketing activities to ascertain opportunities in specific vertical markets and geographical areas. Each office assists in identifying the potential markets for services in its geographic area and develops that market through personal contact with existing and prospective customers. The segment’s operating management stays abreast of emerging demand for services and expands or redirects their efforts to take advantage of potential business in either established or new marketing areas.

The segment’s quarterly operating results are affected by the seasonality of its customers’ businesses. This seasonality is due to customers’ plant closures and vacation and holiday schedules. Demand for BS’ staffing and project outsourcing services is typically subject to seasonal slowdown at the end of the fourth quarter and beginning of the first quarter of each year, as well as a modest downturn during heavy vacation periods in the third quarter of each year.

No one customer exceeded 10% of total segment revenue in 2005. Governmental contract service business represented approximately 7% of BS’ total segment revenues in 2005. Most of this business is in the Government Services vertical, with the balance primarily in the IT vertical.

AndersElite (“Anders”)

Anders provides temporary and permanent candidates to customers in the built environment seeking candidates in building, construction, and related professional services, through a network of 14 company-owned offices principally located in the United Kingdom. Customer projects include architecture, building services, rail, commercial and industrial construction, consulting engineering, facilities management, interior design, surveying, and town planning projects in both private and government-funded capital infrastructure investments.

Services

Anders provides temporary workers at customer jobsites to work on customer projects. Anders contracts for the temporary workers’ services either with the individual workers or with a limited company which employs the worker. In the case of individual workers, Anders is responsible for related tax deductions and national insurance contributions, whereas in the case of limited company workers, the limited company employer is responsible for such deductions and contributions. The customer has supervisory control and responsibility for performance of the temporary workers. The period of assignment depends on the customer’s need for the individual worker’s skills and can range from several days to many months. The average duration can vary significantly depending on the assignment. At the end of the project, Anders either finds the worker another assignment or the worker finds his own assignment.

Additionally, Anders sources candidates to meet the permanent placement requirements of its customers. Typically customers provide a candidate specification to Anders. The candidate is then sourced via traditional advertising or through the Company’s website.

Pricing

Anders determines its pricing for the supply of temporary workers based on mark-ups of the hourly rates payable to the temporary workers. Arrangements with the customer generally do not obligate the customer to pay for any fixed number of hours. Permanent placement revenues are contingent upon filling an assigned position. If the customer hires the candidate, Anders receives a fee equal to a percentage of the candidate’s first year compensation.

Customers / Markets

Anders’ primary markets include national and regional U.K.-based customers that operate within the public and private sector. These customers span industrial, commercial, government and defense, housing, retail, and the rail industries. The segment’s quarterly operating results are affected by the seasonality of its customers’ businesses. This seasonality is due to weather and daylight limitations, as well as governmental budget constraints. Demand for Anders’ staffing services is generally lower in the first quarter and fourth quarter of a calendar year and increases during the second and third quarters. Although Anders provides services to the governmental sector, the segment has no significant dependency on governmental contracts. No one customer represented more than 10% of total segment revenue in 2005.

Todays Staffing (“Todays”)

Todays provides staffing services and permanent placement solutions to customers seeking office administrative staff, legal professionals, and financial staff, through a network of 59 company-owned and 5 franchised offices in the United States and 11 company-owned offices in Canada. In 2005, Todays’ generated approximately 13% of its total revenue from within Canada.

Services

Todays provides temporary and managed staffing services at its customers’ facilities by Todays’ employees who are hired to work on customer projects. The customer’s need for the individual employee’s skills dictates the period of assignment which can range from several days to many weeks. The average duration of assignments is approximately seven weeks. At the end of the assignment, Todays assigns the employees to another project for the customer, assigns the employees to perform services for another customer, or terminates the employment of the employees.

Although services are provided in the customer’s facilities, Todays has responsibility for administrative matters and employment taxes for these individuals. The customer retains supervisory control and responsibility for the performance of the employees’ services.

Additionally, Todays sources staff to meet the permanent placement requirements of its customers. Typically customers provide a candidate specification to Todays. The candidate is then sourced via traditional advertising or through the Company’s website.

Pricing

Todays determines its pricing based on mark-ups of its employees’ hourly rates of pay. The customer is generally not obligated to pay for any fixed number of hours. Permanent placement revenues are contingent upon filling an assigned position. If the customer hires the candidate, Todays receives a fee generally equal to a percentage of the candidate’s first year compensation.

Todays supports five franchised offices and employs all of their personnel, including those recruited by the franchised offices, and also bears the responsibility for billing services to customers. Franchisees are responsible for selling services to customers, recruiting temporary personnel, and administrative costs, such as staff compensation, rent and utilities. The franchisee receives a portion of the gross profit on the franchised accounts.

Customers / Markets

Customers retain Todays to supplement their existing workforces, to meet peak manpower needs, and to staff special projects. National, divisional and regional management conducts marketing activities to ascertain opportunities in specific markets and geographical areas. Each office assists in identifying the potential markets for services in its geographic area and develops that market through personal contact with prospective and existing customers. Todays focuses on small to medium-sized customers but also serves larger national accounts in the financial, legal services, medical, education, energy and telecommunications industries.

The segment’s quarterly operating results are affected by the seasonality of its customers’ businesses. Demand for Todays’ staffing services is generally lower in the first and third quarters of a calendar year and increases during the second and fourth quarters. Although Todays provides services to the governmental sector, the segment has no significant dependency on governmental contract services. No one customer represented more than 10% of total segment revenue in 2005.

Management Recruiters International (“MRI”)

MRI is a franchisor providing support services to its franchisees who engage in the search and recruitment of primarily management and sales personnel for employment by its franchisees’ customers. The MRI franchisees provide permanent placement services primarily under the brand name, MRINetwork®. In addition, MRI provides management and back-office services to support the franchisees’ pursuit of temporary services. As of December 31, 2005, MRI had approximately 900 franchised offices in the United States and approximately 200 franchised offices located in 37 other countries throughout the world. In 2005, MRI generated approximately 6% of its total revenue from sources outside the United States.

Services

MRI’s franchise network receives support from administrative offices in New Castle, Delaware, Philadelphia, Pennsylvania, Cleveland, Ohio for domestic franchise operations and in the

United Kingdom for international franchise operations. The broad geographic scope of operations and underlying support and related systems enables franchisees to provide international recruiting and matching of job candidates.

Pricing

Ongoing royalties and initial franchise fees are the primary component of MRI’s revenues. MRI receives ongoing royalty fees based on a contractual percentage of the franchisee’s permanent placement service fees and any other revenue collected. New franchise agreements generally have a term of 10 years. Individual franchises and international master franchises may be acquired by qualified candidates both in the United States and internationally. Franchisees located in the United States pay an initial fee approximating $79,000, while franchisees located abroad pay an initial fee approximating $60,000.

Under a franchise agreement, the franchisee is entitled to the use of MRI’s intellectual property, such as trademarks and trade names, as well as ongoing field service and public relations support, training, and purchasing leverage. Franchisees also have access to MRI’s extensive performance development curriculum which is designed specifically for the recruitment industry, and an inter-office referral network which provides franchisees international recruiting capabilities in fulfilling customer requirements. MRI does not control the business operations of its franchisees.

In addition, in conjunction with MRI, franchisees offer temporary staffing services to their customers in the areas of administrative, legal, finance, and other professions. Franchisees are responsible for selling these services to their customers and for recruiting temporary personnel. MRI employs the temporary personnel recruited by the franchised offices and also bears the responsibility for billing and collection services to customers. The franchisee receives a portion of the gross profit on the temporary staffing service accounts.

Customers / Markets

MRI’s primary objectives are to sell new franchises, renew existing franchises, and, most importantly, provide superior service, training, and support to its franchisees in a way that enables them to increase their revenues. New franchisees are brought into the MRI network primarily on a referral basis. The ability of MRI’s franchisees to compete in the staffing services industry is important to this segment’s prospects for growth.

The ability of an individual franchisee to compete and operate successfully may be affected by the location and service quality of its office, the number of permanent placement offices operating in a particular industry segment, community reputation, and other general and local economic factors. The potential negative effect of these conditions on this segment’s operating results is generally reduced by the diverse geographical locations of its franchisees. MRI’s business is not dependent on any single franchisee.

Other Information

Competition

All segments of the Company’s operations face competition in attracting both customers and high-quality specialized employment candidates. The temporary and permanent placement businesses are very competitive and highly fragmented, with limited barriers to entry into the market. CDI competes in global, national, regional, and local markets with numerous temporary staffing and permanent placement companies. In many areas, the local companies are the strongest competitors. In 2005, some of CDI’s largest competitors included: Kelly Services, Inc.; Adecco, S.A.; Spherion Corporation; Volt Information Services, Inc.; and Jacobs Engineering Group, Inc.

Competition varies from market to market. In most areas, no single company has a dominant share of the market. Many customers use more than one staffing services company; however, the practice of using a primary supplier has become increasingly prevalent among larger companies. There has been intense price competition within the staffing and recruitment industry in recent years. Sole supplier relationships can have a significant impact on the Company’s revenue and operating profit growth. Volume reductions by these customers, whether related to economic factors or otherwise, could have an adverse effect on the Company’s results in any period.

Key competitive factors include quality of service, price, and geographic location. The Company believes it derives a competitive advantage from its long experience with and commitment to the industries it serves, its national presence, and its various marketing activities.

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

Employees

As of December 31, 2005, CDI had approximately 1800 staff employees. In addition, there were approximately 17,000 employees and workers as billable personnel. The number of billable employees and workers varies in relation to the number of assignments in progress at any particular time.

Access to Company Information

The Company electronically files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on

Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains periodic reports, proxy statements, information statements, and other information regarding issuers that file electronically.

CDI makes available, free of charge, through its website or by responding to requests addressed to the Company’s Vice President of Corporate Communications, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed by the Company with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act, as amended. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. CDI’s website address is http://www.cdicorp.com. CDI posts its audit committee, compensation committee, governance, and nominating committee charters, corporate governance principles, and code of ethics on the Company’s website. The information contained on the Company’s website, or on other websites linked to the Company’s website, is not part of this document.

Item 1A.	Risk Factors

The Company’s business involves a number of risks, some of which are beyond its control. The risks and uncertainties described below are not the only ones the Company faces. Management believes that the more significant of these risks and uncertainties are as follows:

Economic Trends

The demand for the Company’s services is highly dependent upon the state of the economy and upon the staffing needs of the Company’s customers. The pace of customer capital spending programs, new product launches, and similar activities has a direct impact on the need for temporary and permanent employees and for project outsourcing. Any deterioration in the economic condition of the United States or any of the foreign countries in which the Company does business, or in any specific industry, could have a negative effect on the Company’s business, financial condition, cash flows, or results of operations.

Government Regulations

The Company is subject to various laws which regulate the employer-employee relationship and impose registration, licensing, recordkeeping and reporting requirements, among other things. Changes in any of those government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional benefits, licensing, or tax requirements. There can be no assurance that CDI would be able to increase the fees charged to its customers in a timely manner or in a sufficient amount to cover increased costs as a result of any of the foregoing.

Material Weakness in Internal Controls over Financial Reporting

The Company has identified a material weakness in its internal controls over financial reporting for the second consecutive year as of December 31, 2005. CDI is committed to, and is actively engaged in, remedying this matter. See Item 9A “Controls and Procedures”, in this Form 10-K for further information. The failure to implement, or delays in implementing, the improvements necessary to remedy the material weakness could adversely affect the ability of the Company to report reliable financial information on a timely basis and to comply with the financial reporting requirements under applicable governmental and stock exchange rules.

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

Offshore Outsourcing Markets

There is increasing pressure on companies to outsource certain areas of their businesses to low-cost offshore outsourcing firms. Many staffing, engineering and IT outsourcing companies are now seeking an offshore solution to support their technology and business process functions, and as a result, a significant amount of technology staffing may be replaced by offshore resources. CDI has established partnering arrangements with offshore companies to provide lower cost options to its customers. However, offshore solution providers could develop direct relationships with CDI’s customers resulting in a significant loss of the Company’s market share and revenue.

Availability of Qualified Candidates

CDI depends upon its ability to attract qualified personnel who possess the skills and experience required by its customers and to successfully bid for new customer projects. CDI must continually evaluate its base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Competition for individuals with proven professional or technical skills always exists, and demand for such individuals is expected to remain very strong in the foreseeable future. There is always uncertainty whether qualified personnel will continue to be available to CDI in sufficient numbers and on terms of employment acceptable to CDI.

Potential Liability to Employees, Customers and Subcontractors

From time to time, various types of legal claims arise in connection with the ordinary course of CDI’s business. Employees of the Company may make a variety of claims including workplace injury claims and employment-related claims such as discrimination, harassment, and wage and hour claims. Since the Company’s staffing business involves employing individuals on a temporary basis and placing them in customer workplaces where CDI has limited ability to control the workplace environment, these types of claims may arise more frequently in those business operations. The Company’s customers may make claims based on the Company’s alleged failure to perform in accordance with contract requirements. Since the Company’s project business often involves responsibility to produce specified deliverables, these types of claims may arise more frequently in those business operations. Customers in the staffing business may allege claims based on the conduct of staffing employees assigned to the customer’s worksite. Customers and subcontractors may make claims alleging the Company’s failure to abide by certain contract provisions.

Fixed-Price Contracts

CDI, within its BS segment, enters into fixed-price contracts with customers, primarily for engineering project services. Revenue recognized under fixed-price contracts accounts for less than 5% of consolidated revenue in each of the past three years. Under these fixed-price contracts, prices are established based on cost and scheduling estimates, which in turn are based in part on assumptions about the prices and availability of skilled personnel, equipment, and materials. If the Company’s price estimates for a particular project prove to be inaccurate, then cost overruns may occur, and CDI could experience reduced profits or a loss for that project. Cost overruns may also be caused by changes in the scope of the project after the contract has been entered into or by a failure of the parties to adequately define and agree upon the entire scope of the project at inception. In those cases, there may be disputes between the parties over who should pay for the cost overruns. In general, fixed-price contracts can offer greater profit potential but also entail more inherent risk—both in terms of possible financial losses and the potential for significant disputes with customers—than contracts containing pricing on a time-and-materials basis.

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

Dependence Upon Personnel

The Company’s operations depend on the continued efforts of its officers and executive management. The loss of key officers and members of executive management may cause a significant disruption to the Company’s business. CDI also depends on the performance and productivity of its local managers and field personnel. The Company’s ability to attract and retain new business is significantly affected by local relationships and the quality of service rendered. The loss of key managers and field personnel may also jeopardize existing customer relationships, which could cause revenues to decline.

Concentration of Stock Ownership

Certain of CDI’s directors, and trusts for which some of the Company’s directors serve as trustee, own a substantial portion of the Company’s outstanding common stock. By virtue of this stock ownership, such shareholders have the power to significantly influence CDI’s affairs and are able to influence the outcome of matters required to be submitted to shareholders for approval, including the election of directors and the amendment of the Company’s Articles of Incorporation or Bylaws. Such shareholders could exercise influence over the Company in a manner adverse to the interests of CDI’s other shareholders.

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

Geographic Concentration

The Company services the oil, gas and chemical industries, which have a significant concentration of activities in the Gulf Coast of the United States. This area can be impacted by severe weather, negatively impacting our customers and our ability to serve them.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company presently maintains its principal executive offices at 1717 Arch Street, Philadelphia, Pennsylvania 19103, in approximately 22,000 square feet of leased office space under a lease expiring in 2013. The Company also maintains corporate offices at 1801 Market Street, Philadelphia, Pennsylvania 19103, in approximately 50,000 square feet of leased office space under a lease expiring in 2016.

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

Each reporting segment has numerous active facilities and locations under operating lease agreements. Most of the leased space is devoted to sales, marketing and administrative functions, in-house services, and back-office functions. These facilities are leased for terms ranging from five to ten years. The Company believes that its facilities are adequate to meet its current needs and future operations.

Item 3.	Legal Proceedings

The Company has litigation and other claims pending which have arisen in the ordinary course of business.

The Company is a party to an arbitration proceeding involving a dispute regarding amounts due under a fixed-price contract with a customer. The amount claimed by the Company is $4.0 million, a portion of which has been recorded in accounts receivable as of December 31, 2005. The amount claimed by the customer is approximately $8.0 million, none of which has been reserved as a liability. While management anticipates a favorable resolution of this dispute, a favorable resolution cannot be assured, and an unfavorable resolution of this dispute could be material to the Company. See Note 13 to the consolidated financial statements for additional information regarding legal proceedings and claims.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year covered by this report.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market information

CDI’s common shares are traded on the New York Stock Exchange (trading symbol “CDI”). The high and low closing sales price per share of the Company’s common stock for each quarter during the last two years are shown in the table below (all as reported by the Wall Street Journal), together with dividend information for each period.

	High	Low	Dividends
2005
First quarter	$22.25	$18.81	$0.11
Second quarter	23.00	20.79	0.11
Third quarter	29.99	21.90	0.11
Fourth quarter	31.10	25.82	0.11

2004
First quarter	$33.99	$28.31	$0.09
Second quarter	35.98	30.40	0.09
Third quarter	34.99	18.86	2.11
Fourth quarter	21.66	15.74	0.11

Dividends

On August 18, 2004, in addition to a quarterly dividend, the Company paid a special dividend of $2.00 per share. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition and capital requirements.

Shareholders

Shareholders of record on March 9, 2006 numbered 456. This number counts each street name account as only one shareholder, when in fact such an account may represent multiple owners. Taking into account such multiple owners, the total number of shareholders on March 9, 2006 approximated 3,700.

Item 6.	Selected Financial Data

The following is selected financial data derived from the Company’s audited consolidated financial statements for each of the last five years. The data should be read in conjunction with the Company’s consolidated financial statements (and related notes) appearing elsewhere in this report and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The data presented below is in thousands, except for per share data.

	2005	2004	2003	2002	2001
Earnings Data:
Revenues	$1,133,584	$1,045,207	$1,060,181	$1,169,475	$1,458,592
Earnings (loss) from continuing operations before cumulative effect of accounting changes, net of tax	$13,957	$7,528	$21,244	$4,082	$(16,704)
Discontinued operations	-	-	-	527	1,094
Cumulative effect of accounting changes, net of tax (1)	(152)	-	-	(13,968)	-
Net earnings (loss)	$13,805	$7,528	$21,244	$(9,359)	$(15,610)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.71	$0.38	$1.10	$0.21	$(0.88)
Discontinued operations	-	-	-	0.03	0.06
Cumulative effect of accounting changes	(0.01)	-	-	(0.73)	-
Net earnings (loss)	$0.70	$0.38	$1.10	$(0.49)	$(0.82)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.70	$0.38	$1.07	$0.21	$(0.88)
Discontinued operations	-	-	-	0.03	0.06
Cumulative effect of accounting changes	(0.01)	-	-	(0.73)	-
Net earnings (loss)	$0.69	$0.38	$1.07	$(0.49)	$(0.82)

Cash dividends declared per common share (2)	$0.44	$2.40	$2.18	$-	$-

Balance Sheet Data:
Total assets	$379,494	$359,019	$405,180	$432,774	$472,572
Long-term debt (including current portion)	-	-	-	-	7,913
Shareholders’ equity	271,478	267,190	299,411	307,801	310,650

(1)	Effective December 31, 2005, the Company adopted FIN 47, Accounting for Conditional Asset Retirement Obligations, which required the Company to recognize a liability for its obligation to return certain of its operating leased facilities to their original condition upon termination of the lease. The Company increased its leasehold improvements asset by $0.3 million, recognized an asset retirement obligation of $0.5 million and a charge of $0.2 million.
In 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which required the Company to perform annual impairment tests of goodwill. At the date of adoption of SFAS No. 142, the Company determined that approximately $21.4 million ($14.0 million, net of tax) of goodwill was impaired. The Company recorded a cumulative effect of accounting change to reflect the write-off resulting from that impairment.
(2)	In 2004 and 2003, the Company declared special dividends of $2.00 per common share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

CDI’s operating performance in 2005 demonstrated solid momentum as revenues increased 8.5% from the prior year. This was due to a number of factors, including a steadily improving economic environment and increasing capital spending by customers in the Company’s key business verticals. In addition, key account wins across a broad spectrum of accounts and a growing demand for project outsourcing and staffing services has all four of the Company’s reporting segments showing improvements in revenues, gross profit, and operating profits in 2005.

Within the Business Solutions (“BS”) segment, 2005 revenues increased 5.3% from 2004 due to strong 20.5% growth in the Process & Industrial vertical (“P&I”), which was driven primarily by increased capital spending by customers in the oil, gas, and chemical industries, offset by reductions in the other verticals. Although BS’ operating results were negatively affected by the Gulf Coast hurricanes and start-up costs associated with major account wins, BS’ operating profit improved 26.7% in 2005. Looking forward, based on expected capital spending, the strong pipeline of new business wins, and continued improvements in productivity, the Company anticipates double-digit growth in 2006 BS segment revenues.

In the U.K., the construction industry continues to grow with expansion at Heathrow Airport, the rail system rebuilding, and new government-related projects. Although the U.K.-based AndersElite (“Anders”) segment experienced significant management turnover in 2004 which required rebuilding the management infrastructure, Anders reported an 11.0% increase in revenues in 2005. Operating profit more than doubled due primarily to increased efficiencies and productivity among recruiting and sales personnel and an enhanced web-based recruiting methodology. In addition to the above projects, it is expected that the 2012 London Olympics will provide opportunities for future growth in Anders’ revenues and operating profit.

The Todays Staffing (“Todays”) segment also achieved a double-digit increase in revenues in 2005 driven by growth in both retail and national accounts. Although gross margin was negatively affected by the ramp-up of lower-margin national accounts, investments made in hiring sales and recruitment management personnel in 2004 improved productivity in 2005.

The Management Recruiters International (“MRI”) segment reported increases in both royalties and staffing services revenue fueled by a strong business environment and low U.S. unemployment in the professional, technical, and managerial segments. MRI has expanded its efforts to support its franchisees’ pursuit of staffing services, thus causing growth in revenues and a decline in overall gross profit margin. Despite the drop in gross margin, MRI’s operating profits increased 43.8% in 2005.

The double-digit growth in CDI’s net earnings was due primarily to an 8.5% increase in revenues and a lower rate of operating and administrative expenses as a percentage of revenues. Operating and administrative expenses, as a percent of revenues, declined to 21.3% in 2005 from 22.7% in 2004. This decline was principally attributable to lower expenses and legal fees associated with resolution of certain litigation, claims and disputes, lower real estate exit costs and continued cost containment measures.

CDI believes that over the past few years, the Company has laid a foundation for long-term growth by delivering customer-focused, cost effective solutions using diverse and highly talented personnel. The Company believes that its momentum has continued to build, its business model is sustainable, and that it has the ability to provide staffing and project outsourcing solutions to a diversified group of customers. In addition, the Company believes it must continue to focus on maintaining effective cost discipline and strong control over its contracting process, managing its working capital, and upgrading its financial reporting systems to comply with Sarbanes-Oxley and business requirements.

Internal Control Over Financial Reporting

In compiling the Company’s financial results for the fourth quarter ended December 31, 2005, management identified a material weakness in the Company’s internal control over financial reporting relating to account analysis practices and procedures employed by the Company in its period-end financial reporting process. Specifically, management identified circumstances in which certain customer accounts receivable balances within its Business Solutions segment were not being properly analyzed, resulting in an accumulation of accounting errors that were not detected on a timely basis. The impact of the accounting errors resulted in an overstatement of accounts receivable in the 2003 and 2004 annual financial statements and the financial statements for interim periods in 2005. These errors were corrected in the fourth quarter of 2005 and are more fully discussed below and in Note 2 to the Company’s consolidated financial statements.

The Company has taken a number of actions to remediate the material weakness described above. Specifically, the Company has developed and implemented new control processes and procedures over accounts receivable within its Business Solutions segment to ensure that customer accounts are being analyzed properly and on a timely basis, all identified adjustments are approved and recorded on a timely basis, and all account balances are substantiated by supporting detail. While the Company has implemented remediation plans, the aforementioned material weakness will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. See Item 9A, “Controls and Procedures,” in this report.

Consolidated Results of Operations

2005 Fourth Quarter Adjustments

In compiling the Company’s results for the quarter ended December 31, 2005, management identified and corrected certain errors that had occurred in previous financial periods. Both revenue and direct margin were reduced by $1.4 million due to the write down of certain receivables, while expenses were increased by $0.1 million, thereby reducing pre-tax earnings by $1.5 million. Management has evaluated the qualitative and quantitative impact of these corrections in accordance with generally accepted accounting principles and has determined that the effect on the current year and on any previous period is not material to the Company’s consolidated financial statements taken as a whole. The Company has recorded the correction of these errors in the fourth quarter of 2005. The aforementioned errors resulted in the overstatement of pre-tax income to the following segments in the periods indicated (in millions):

	Business Solutions	AndersElite	Total
Nine months ended September 30, 2005	$0.1	$0.2	$0.3
Year ended December 31, 2004	0.1	0.1	0.2
Year ended December 31, 2003	1.0	-	1.0
Total	$1.2	$0.3	$1.5

2005 versus 2004

Business Strategy

CDI’s business model is based on three critical elements. First, CDI believes it is strategically and operationally focused on the needs of its customers. The Company meets the needs of its customers through its ability to recruit diverse and highly qualified technical and managerial personnel, develop cost effective solutions, and manage the implementation of complex projects.

Second, CDI believes it has the institutional discipline to generate low to mid-teen variable contribution percentage margins on incremental revenue. During the past several years, the Company has implemented organizational and reporting changes in support of its vertical go-to-market strategy.

Third, CDI believes it has the talented employee base to fully execute the business model. The Company has developed more efficient business processes, instituted cost containment measures, and increased productivity. The Company believes its business model is sound and it should be well positioned for growth.

Key Performance Indicators

The Company manages and assesses its performance through various measures, including revenue growth, gross margin, operating profit, return on equity, and cash balances. In addition, management monitors a number of economic indicators including capital spending by industry, unemployment rates, GDP growth, and interest rate changes.

Revenue growth is favorably impacted by external factors such as a strong business environment, an increase in capital spending, and low U.S. unemployment rates. Improving economic growth typically results in increasing demand for labor. Low unemployment rates indicate relatively full employment for the types of employees CDI customers hire on a permanent and contract basis. Internally, CDI’s ability to capitalize on opportunities created by economic expansion, its performance on new and existing accounts, new contract and account wins, and the ability to mitigate competitive pricing pressures will affect the Company’s ability to increase revenue.

Gross profits reflect CDI’s performance and ability to control costs. While gross profits can shift as a result of the mix of business, a focus on maintaining and improving overall margins leads to improved profitability. Permanent placement revenue also has an impact on gross margin. Since there are low direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross profit margins.

Operating profit is used to evaluate the performance of the Company and each individual reporting segment. Improvements in operating profit are positively impacted by increases in revenue and gross margins, efficiencies achieved in back office and support services, advances in CDI’s technology infrastructure, and other expense containment measures.

Results of Operations

The following table presents year-over-year revenues by service type along with some key metrics for 2005 and 2004:

			Change
(in millions)	2005	2004	$	%
Revenues
Staffing services	$721.4	$711.2	$10.2	1.4%
Project outsourcing	352.3	279.9	72.4	25.9
Permanent placement and royalties	56.9	49.9	7.0	14.0
Franchise fees	3.0	4.2	(1.2)	(28.6)
	$1,133.6	$1,045.2	$88.4	8.5

Gross profit	$262.6	$245.4	$17.2	7.0
Gross profit margin	23.2%	23.5%
Operating and administrative expenses	$241.4	$237.5	$3.9	1.6
Operating and administrative expenses as a percent of revenues	21.3%	22.7%
Operating profit	$21.7	$9.4	$12.3	130.9
Operating profit as a percent of revenues	1.9%	0.9%

Net earnings	$13.8	$7.5	$6.3	84.0

Cash and cash equivalents	$13.4	$32.7	$(19.3)	(59.0)
Cash flow from operations	$2.1	$12.3	$(10.2)	(82.6)%
Return on equity (1)	5.1%	2.7%
(1)	Net earnings divided by average shareholders’ equity

Consolidated revenues for 2005 were $1.13 billion, compared to $1.05 billion in 2004, an increase of $88.4 million, or 8.5%. Revenues in three of the four categories of revenue and all four Company reporting segments increased in 2005. The improvement in consolidated revenues was driven primarily by a strong economic business environment and:

•	Increased demand in project outsourcing services within BS’ P&I vertical, as a result of significant capital spending by customers within the oil, gas, and chemical industries.

•	An increase in Todays’ and Anders’ staffing services revenue as investments in sales and recruiting capabilities in 2004 contributed to revenue growth.

•	An improvement in MRI’s staffing services revenue as management expanded its efforts to support its franchised offices in pursuit of this business.

The increase in revenue was partially offset by declines in BS’ IT Services, Aerospace, Government Services, and Life Sciences verticals. Although the IT Services vertical was awarded a major preferred-supplier contract in July 2005, the ramp-up of the contract did not occur until late in the fourth quarter. Staffing services revenue in both the IT Services and Aerospace verticals declined due to strong pricing pressures from customers and competitors. In addition, the Government Services vertical experienced a decline in its project outsourcing revenue due to the delayed U.S. federal government funding of a U.S. Navy shipbuilding and ship design contract.

The Company’s consolidated gross profit of $262.6 million in 2005 was higher by $17.2 million, or 7.0%, as compared to 2004. The increase in gross profit was primarily due to the revenue growth discussed above. However, the overall gross profit margin fell slightly to 23.2% from 23.5% in the prior year due primarily to:

•	Greater mix of lower margin business in BS, particularly in the IT Services and Government Services verticals.

•	A shift in the business mix to lower margin national accounts in Todays.

•	Higher state unemployment insurance (“SUI”) rates resulting in higher costs which were not passed on to customers.

•	Adjustments amounting to $1.2 million in connection with accounting errors that occurred in previous fiscal years that were recorded in the fourth quarter of 2005.

This impact of the above items was partially offset by improved gross profit and gross profit margin within Anders, due primarily to increases in higher margin permanent placement revenues.

Consolidated operating and administrative expenses of $241.4 million in 2005 increased $3.9 million, or 1.6%, from 2004. This increase is due primarily to:

•	Higher staff salaries and incentive-based compensation associated with the revenue growth discussed above.

•	An increase in facilities costs associated with the P&I vertical expansion in Houston, Texas, and Anders expansion in the U.K.

•	Contract start-up expenses associated with two major account wins, one within the IT Services vertical and one within the Government Services vertical.

•	Increased hiring within the Corporate accounting and finance organization.

•	Incremental spending related to the Company’s compliance and financial controls.

The increase in operating and administrative expenses was partially offset by:

•	Lower net expenses and legal fees associated with certain litigation, claims, and disputes in 2004 totaling $2.1 million.

•	Lower net real estate exit costs of approximately $2.3 million.

•	Continued expense containment measures.

Operating profit was $21.7 million in 2005 as compared to $9.4 million in 2004, an increase of $12.3 million, or 130.9%.

Operating profit as a percentage of revenues was 1.9% in 2005 as compared to 0.9% in the prior year. The increase is a result of the net effect of those items discussed above.

The Company’s effective income tax rate increased from 23.9% in 2004 to 36.5% in 2005. The increase in the effective tax rate relates primarily to favorable resolution of prior year’s tax exposures in 2004. See Note 12 to the consolidated financial statements for further information concerning the Company’s income taxes.

Cash and cash equivalents decreased from $32.7 million in 2004 to $13.4 million in 2005. The Company’s cash needs increased during the year above the levels in recent years due primarily to higher working capital requirements driven by the higher revenue run rate, new business ramp-ups, and start-up costs for the major account wins in the IT Services and Government Services verticals. In addition, the Company’s capital spending increased to $15.7 million in 2005 as compared to $7.8 million in the prior year. The increase in capital spending was due primarily to the continued development of a new recruiting software application for BS, expansion of the Houston Engineering Center facility in BS’ P&I vertical, and implementation of new billing and payroll systems for Todays and MRI. To meet these cash requirements, the Company utilized its unsecured line of credit during 2005; however, borrowings under the credit facility were repaid by year end.

Segment Discussion

Business Solutions (“BS”)

Business Strategy

BS’ business model is a key factor to its continued growth and profitability. BS pursues the development of long-term affiliations and alliances with its customers as a cost effective, single source provider of professional staffing and project outsourcing services. By working as a central supplier and partner with its customers on their capital programs, BS is able to develop an understanding of their overall business needs as well as the unique technical needs of their projects. This approach creates the opportunity for BS to provide a greater and more integrated range of services for its customers to facilitate efficient project management, program integration and transition, and execution. The success of BS’ business strategy is dependent on maintaining and renewing its existing customers or contracts, continued capital spending by its major engineering customers, the ability to win new contract awards and accounts and the availability and cost of labor. In addition, BS continues to strategically engage in offshore outsourcing arrangements.

Key Performance Indicators

The Company manages and assesses BS’ performance through various means, with the primary financial and operational measures including revenue growth, new contract wins, new accounts and gross margin.

Revenue growth reflects performance on both new and existing contracts. Incremental increases in revenue will not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving profit margins.

New contract and account wins are the primary drivers of future revenue and provide an assessment of BS’ ability to compete. The total level of new contract wins fluctuates from year to year depending on the timing of new contracts as well as numerous external factors. BS employs strict financial and operational reviews in the contracting process to evaluate risks and generate appropriate margins and returns.

Gross margins reflect BS’ performance and ability to achieve desired pricing and control labor costs. While gross margin can shift as a result of the mix of business, a focus on maintaining and improving overall margins leads to improved profitability.

Results of Operations

The following table presents year-over-year changes in revenue from each of BS’ verticals for 2005 and 2004:

			Change
(in millions)	2005	2004	$	%
Revenues:
CDI-Process and Industrial	$333.9	$277.0	$56.9	20.5%
CDI-Information Technology Services	265.5	279.9	(14.4)	(5.1)
CDI-Aerospace	82.5	86.0	(3.5)	(4.1)
CDI-Government Services	47.5	48.7	(1.2)	(2.5)
CDI-Life Sciences	8.4	9.2	(0.8)	(8.7)
	$737.8	$700.8	$37.0	5.3%

The P&I vertical focuses on cost competitive, small to medium-sized engineering projects within the process sector, which includes the oil refining and chemical industries, as well as the industrial sector, which includes power generation, telecommunications and heavy manufacturing. Typically, these customers are large, industrial, multi-national companies that use multiple vendors. Contracts are awarded based on the ability to meet the specific requirements of each individual project. Revenues within the P&I vertical increased $56.9 million, or 20.5%, in 2005 as compared to 2004. This increase in revenues was largely attributable to strong capital spending by customers within the process sector, and to a lesser extent, within the industrial sector, resulting in both new account wins and a ramp-up of existing accounts. As a result, BS has increased the size and staffing of its Houston Engineering Center facility to support this growth and more efficiently meet the needs of its customers.

In 2005, revenues within the IT Services vertical decreased $14.4 million, or 5.1%, as compared to 2004. This decrease is attributable to the highly competitive IT staffing industry which is subject to strong pricing pressures from customers and competitors. New contracts are awarded through a formalized competitive bid process. Although the IT Services vertical was awarded a major preferred-supplier contract in July 2005, it did not produce significant revenue during the year. In addition, there was a decline in volume in some of IT’s managed staffing contracts due to product line shutdowns, cutbacks, or offshore outsourcing. In response to this trend, management has redirected sales and recruiting efforts to grow in targeted higher margin accounts and identified strong geographic markets.

The Aerospace vertical provides staffing and outsourcing services to the commercial and military aerospace industries, which are dominated by several major national and international conglomerates. Aerospace’s three largest customers represented approximately 62% and 45% of Aerospace’s revenues in 2005 and 2004, respectively. Revenues within the Aerospace vertical declined $3.5 million, or 4.1%, in 2005 as compared to 2004. The decrease in revenue is due primarily to the completion of several projects during the year and a decline in technical staffing revenue.

The Government Services vertical focuses on providing its services primarily to U.S. Government agencies and prime contractors in the shipbuilding, military aviation, and marine design industries. In 2005, revenues were $47.5 million compared to $48.7 million in 2004, a decrease of $1.2 million, or 2.5%. This decrease was driven primarily by the delayed U.S. federal government funding of a major U.S. Navy shipbuilding and ship design contract. The decrease in revenue was partially offset by several managed staffing contracts awarded to Government Services during the year. These managed staffing contracts are expected to favorably impact Government Services revenue in 2006.

Revenues within the Life Sciences vertical of $8.4 million decreased $0.8 million, or 8.7%, in 2005 as compared to 2004. This revenue decline was largely attributable to continued project delays and loss of business.

The following table presents year-over-year changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for BS from 2004 to 2005:

BS			Change
(in millions)	2005	2004	$	%
Revenues
Staffing services	$380.8	$417.9	$(37.1)	(8.9)%
Project outsourcing	352.3	280.0	72.3	25.8
Permanent placement	4.7	2.9	1.8	62.1
	737.8	700.8	37.0	5.3
Cost of services	599.1	567.0	32.1	5.7
Gross profit	138.7	133.8	4.9	3.7
Gross profit margin	18.8%	19.1%
Operating and administrative expenses	124.0	122.4	1.6	1.3
Restructuring	-	(0.2)	0.2
Operating profit	$14.7	$11.6	$3.1	26.7%

BS’ revenue of $737.8 million increased $37.0 million, or 5.3%, in 2005 as compared to 2004. Project outsourcing revenues of $352.3 million in 2005 increased $72.3 million, or 25.8%, as compared to $280.0 million in 2004. This increase was due primarily to increased demand for project outsourcing in the P&I vertical as noted above. Staffing services revenue of $380.8 million in 2005 decreased $37.1 million, or 8.9%, from 2004. This decrease was driven primarily by declines within the IT Services vertical as noted above, and to a lesser extent, by the revenue reductions in the Aerospace and Government Services verticals as noted above.

BS’ gross profit of $138.7 million in 2005 increased $4.9 million, or 3.7%, as compared to $133.8 million in 2004. This increase in gross profit was primarily due to higher volume and rate increases in the P&I vertical. However, the overall gross profit margin fell slightly to 18.8% from 19.1% in 2004 due primarily to:

•	Lower margin business in the Information Technology Services vertical.

•	Adjustments amounting to $1.2 million in connection with accounting errors that occurred in previous fiscal years and were recorded in the fourth quarter of 2005.

•	Higher SUI rates resulting in higher costs which were not passed on to customers.

The decrease in gross profit margin was partially offset by higher volume and margin in the P& I vertical.

BS’ operating and administrative expenses of $124.0 million increased $1.6 million, or 1.3%, from the prior year. This increase was a result of:

•	Higher staff salaries and incentive-based compensation associated with the revenue growth discussed above.

•	Contract start-up expenses associated with two major account wins, one within the IT Services vertical and one within the Government Services vertical.

•	An increase in Houston area facility, office and computer costs to accommodate additional staff. This expansion was necessary to support the revenue growth in the P&I vertical noted above.

The increase in operating and administrative expenses was partially offset by lower net expenses and legal fees associated with certain litigation, claims and disputes totaling $0.5 million in 2004 and lower travel expenses in all verticals due to expense containment measures instituted in 2005, with the exception of increases in the P&I vertical due to the revenue growth noted above. Included in operating and administrative expenses in 2004 was the reversal of a $1.0 million reserve for an exposure which never materialized.

AndersElite (“Anders”)

Business Strategy

Anders is focused on providing the highest quality candidate and recruitment services within the construction industry. The Company utilizes web-based recruitment which provides Anders with a larger pool of highly qualified candidates, and enhances the Company’s ability to filter candidates to meet specific customer needs. At the end of 2005, the Company introduced a new corporate trademark to modernize its image.

Anders is generating new business growth by opening offices in new geographical areas, and expanding its Australian operations. In addition to providing a pool of candidates in a tight U.K. market, the Australian office is also generating business from Australia-based customers.

The U.K. economy remains strong and demand in the infrastructure sector continues to grow with the expansion at Heathrow Airport, rebuilding of the country’s rail system and other government-related projects. In addition, Anders anticipates that the 2012 London Olympics will provide opportunities for future revenue and operating profit growth.

Key Performance Indicators

Anders relies on various operational and financial metrics to manage its business. Key metrics include direct margin by recruiter and branch office, payroll costs as a percentage of gross margins, and net profit as a percentage of revenue.

Monitoring direct margin by recruiter and branch office enables the Company to focus on increasing productivity, thereby increasing profit margins. Additionally, monitoring recruiter and branch performance allows the Company to ensure all levels of services are met.

Gross margins may not increase at the same percentage rate as revenue. Since payroll costs represent a significant component of direct costs, monitoring and controlling payroll costs relative to gross margins can improve gross profit.

Results of Operations

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders from 2004 to 2005 in U.S. dollars:

Anders			Change
(US dollars in millions)	2005	2004	$	%
Revenues
Staffing services	$165.7	$150.2	$15.5	10.3%
Permanent placement	18.7	15.9	2.8	17.6
	184.4	166.1	18.3	11.0
Cost of services	139.5	126.1	13.4	10.6
Gross profit	44.9	40.0	4.9	12.3
Gross profit margin	24.4%	24.1%
Operating and administrative expenses	38.8	37.5	1.3	3.5
Operating profit	$6.1	$2.5	$3.6	143.8%

To more effectively discuss the comparative results of operations of Anders for the years ended December 31, 2005 and 2004, the following table presents Anders’ results on a constant currency basis (i.e., British Pounds—£):

Anders			Change
(British pounds in millions)	2005	2004	£	%
Revenues
Staffing services	£91.1	£82.1	£9.0	11.0%
Permanent placement	10.2	8.7	1.5	17.2
	101.3	90.8	10.5	11.5
Cost of services	76.6	68.9	7.7	11.2
Gross profit	24.7	21.9	2.8	12.7
Gross profit margin	24.4%	24.1%
Operating and administrative expenses	21.3	20.5	0.8	4.2
Operating profit	£3.4	£1.4	£2.0	142.1%

Anders’ revenues of £101.3 million in 2005 increased £10.5 million, or 11.5%, from 2004. The increase in revenue was due primarily to:

•	Increased efficiency and productivity among recruiting and sales personnel. In 2004, there was significant turnover and re-staffing of Anders recruiting and sales personnel, which resulted in lower revenues.

•	Stronger customer demand in both staffing services and permanent placement services.

Anders’ gross profit of £24.7 million in 2005 was higher by £2.8 million, or 12.7%, as compared to 2004. The increase in gross profit was primarily due to the increased sales growth and improved productivity mentioned above and an increase in higher margin permanent placement revenue.

Anders’ operating and administrative expenses increased £0.8 million, or 4.2%, as compared to 2004. This increase was largely due to:

•	Higher facility costs of approximately £0.2 million due to the opening of three additional offices.

•	Incremental incentive-based compensation associated with the increase in sales volume.

•	Investments in new recruiting, sales, and management personnel.

The increase in operating and administrative expenses was partially offset by operating efficiencies and lower expenses associated with legal claims and disputes in 2004 of £0.1 million.

Todays Staffing (“Todays”)

Business Strategy

Todays focuses on providing the highest quality candidate to fit the specific needs of the customer. This commitment to quality is reinforced by a process that includes behavioral interviews, customized evaluations, comprehensive reference checks, and periodic employee assessments, and is supported by a satisfaction guarantee policy. Due to the quality control checks performed by Todays prior to placing the employee, the financial impact of this guarantee has been immaterial.

Todays’ operations are organized into two service divisions—temporary and managed staffing solutions, which include both large, multi-location national accounts and higher margin retail accounts (i.e., local and small business accounts), and permanent placement services. Todays’ strategic growth objectives for market expansion include:

•	Retain and expand services to existing customers.

•	Target markets with strong growth characteristics in high margin services.

•	Further develop legal and financial staffing lines.

•	Cross-sell to customers of other Company segments.

Revenues are favorably impacted by sustained economic recovery, strong GDP growth, and low U.S. unemployment rates.

Key Performance Indicators

Todays monitors its performance through various operational and financial measures, including weekly billable hours, revenue growth, permanent placement revenue, direct margin per hour and gross margin.

Weekly billable hours and revenue growth are impacted by changes in market share, the ability to capitalize on opportunities created by economic expansion, and performance on existing accounts. Incremental increases in weekly billable hours and revenue will not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving profit margins. Weekly billable hours increased approximately 19.0% in 2005 over 2004 levels. This increase is reflected in the growth in staffing services revenue indicated below.

Permanent placement revenue is driven by the increase or decrease in the number of placements. In some cases, an employee is initially assigned to a customer on a temporary basis, but is later hired by that customer. Todays receives staffing services revenue as well as a fee for these placements. Permanent placement revenue, which represents approximately 2.0% of Todays’ total revenue, has an impact on gross margin. Since there are low direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross margin rates.

Direct margin per hour and gross margin reflect Todays’ performance. While gross margin can shift as a result of the mix of business, a focus on maintaining and improving overall margins leads to improved profitability. Todays’ margins have been negatively impacted by a shift in accounts from higher margin retail accounts to lower margin national accounts. Todays’ ten largest customers represent 29.0% and 23.0% of its revenues in 2005 and 2004, respectively. Additionally, SUI rates have risen in recent years and these rates negatively impact gross margin

Results of Operations

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Todays from 2004 to 2005:

Todays			Change
(in millions)	2005	2004	$	%
Revenues
Staffing services	$145.7	$118.9	$26.8	22.5%
Permanent placement	3.4	3.4	-	-
	149.1	122.3	26.8	21.9
Cost of services	112.4	89.6	22.8	25.4
Gross profit	36.7	32.7	4.0	12.2
Gross profit margin	24.6%	26.8%
Operating and administrative expenses	33.2	30.5	2.7	8.9
Operating profit	$3.5	$2.2	$1.3	59.1%

Todays’ revenues of $149.1 million in 2005 increased $26.8 million, or 21.9%, from 2004. The higher revenue was primarily driven by:

•	Growth in national account wins as a result of investments in sales and recruiting capabilities during 2004.

•	A strong business environment and relatively low unemployment rates.

Todays’ gross profit of $36.7 million in 2005 was higher by $4.0 million, or 12.2%, as compared to 2004. The increase in gross profit was primarily due to the revenue growth discussed above. The overall gross profit margin fell to 24.6% from 26.8% in 2004 due primarily to:

•	A shift in mix of business from higher margin retail accounts to lower margin national accounts.

•	Strong competitive pricing pressures within the staffing services industry.

•	No significant growth in the higher margin permanent placement revenue.

•	Higher SUI rates resulting in higher costs which were not passed on to customers.

Todays’ operating and administrative expenses of $33.2 million increased $2.7 million, or 8.9%, from 2004. This increase was due primarily to an increase in staff salaries and incentive-based compensation which directly related to the increase in revenue discussed above partially offset by operating efficiencies.

Management Recruiters International (“MRI”)

Business Strategy

The MRI network is one of the largest search and recruitment organizations in the world. The key to MRI’s success is delivering value to its franchisees to help maximize their business growth and productivity with targeted business plans. MRI’s strategic growth objectives include expansion of the international franchise network and continued growth in underdeveloped U.S. market areas. In 2005, MRI developed a new trademark (MRINetwork®) to improve global name recognition and to strengthen the franchise network.

Factors affecting MRI’s revenues include a strong U.S. and global economy and low unemployment rates. Permanent placement and royalty fees are driven by employer demand for mid-to-upper level managerial, professional, and sales candidates, as well as the number of new franchise offices and franchise contract renewals. MRI provides back-office services that enable its franchisees to pursue temporary staffing opportunities. As part of MRI’s strategy to strengthen the franchise network and improve franchise productivity, a larger number of franchised offices are expected to use these services in 2006.

Key Performance Indicators

The Company manages and assesses MRI’s performance through various means, with the primary operational and financial measures including weekly job orders, placements and billings, cash in, royalties, and number of franchise offices and franchise renewals. Various other statistics are reported by the franchisees on a monthly basis via web-based software, such as billable hours and revenue growth.

Billable hours and revenue growth in temporary staffing services reflects MRI’s performance in expanding the support services within the franchise network. Billable hours increased approximately 16.8%. This increase is reflected in the growth in staffing services revenue indicated below.

Results of Operations

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI from 2004 to 2005:

MRI			Change
(in millions)	2005	2004	$	%
Revenues
Staffing services	$29.2	$24.1	$5.1	21.2%
Permanent placement and royalties	30.1	27.7	2.4	8.7
Franchise fees	3.0	4.2	(1.2)	(28.6)
	62.3	56.0	6.3	11.3
Cost of services	20.2	17.2	3.0	17.4
Gross profit	42.1	38.8	3.3	8.5
Gross profit margin	67.6%	69.2%
Operating and administrative expenses	28.0	30.3	(2.3)	(7.6)
Gain on sale of assets	-	(1.3)	1.3
Operating profit	$14.1	$9.8	$4.3	43.8%

MRI’s revenues of $62.3 million in 2005 increased $6.3 million, or 11.3%, as compared to 2004. The increase in revenue was primarily attributable to:

•	Expanded efforts by management to support the pursuit of staffing services revenue by the franchise offices, which resulted in an increase in revenue of $5.1 million, or 21.2%.

•	An increase in permanent placement and royalty revenues of $2.4 million, or 8.7%, due to increased demand in the U.S. market.

The increase in MRI’s revenues was partially offset by a decrease in franchise fees due primarily to the sale of a master franchise for the Japanese market which occurred in 2004.

MRI’s gross profit of $42.1 million in 2005 was higher by $3.3 million, or 8.5%, as compared to 2004. This increase in gross profit was primarily due to the revenue growth noted above. Overall gross profit margin decreased from 69.2% in 2004 to 67.6% in 2005 as a result of the shift in business mix as lower margin staffing services revenue increased at a higher rate than higher margin permanent placement and royalty revenue.

MRI’s operating and administrative expenses of $28.0 million in 2005 decreased $2.3 million, or 7.6%, from the prior year. This improvement was largely due to:

•	Lower net real estate exit costs of approximately $1.7 million.

•	A reduction in facilities costs of $0.4 million as a result of the relocation of MRI’s administrative offices.

•	Expense containment measures instituted in 2004 resulting in lower travel and office expenses.

In addition, MRI recognized $1.3 million of pre-tax gains resulting from the sale of its company-owned offices which was recorded in 2004.

Corporate

Corporate expenses totaled $17.3 million in 2005 as compared to $16.8 million in 2004. The increase of $0.5 million in corporate expenses was the result of:

•	Increased hiring within the Corporate accounting and finance organization of $0.4 million.

•	Incremental spending related to the Company’s compliance and financial controls of $0.4 million.

•	Increased cost of management incentive plans of $0.6 million.

•	Increased cost of administrative expenses of $0.6 million.

The increase in corporate expenses was partially offset by a decrease in expenses associated with various legal settlements in 2004 totaling $1.5 million.

Consolidated Results of Operations

2004 versus 2003

The following table presents year-over-year revenues by service type along with some key metrics for 2004 and 2003.

			Change
(in millions)	2004	2003	$	%
Revenues
Staffing services	$711.2	$707.3	$3.9	0.6%
Project outsourcing	279.9	302.7	(22.8)	(7.5)
Permanent placement and royalties	49.9	46.2	3.7	8.0
Franchise fees	4.2	4.0	0.2	5.0
	$1,045.2	$1,060.2	$(15.0)	(1.4)
Gross profit	$245.4	$257.0	$(11.6)	(4.5)
Gross profit margin	23.5%	24.2%
Operating and administrative expenses	$237.5	$225.9	$11.6	5.1
Operating and administrative expenses as a percent of revenues	22.7%	21.3%
Operating profit	$9.4	$31.2	$(21.8)	(69.9)
Operating profit as a percent of revenues	0.9%	2.9%

Net earnings	$7.5	$21.2	$(13.7)	(64.6)

Cash, cash equivalents & short-term Investments	$32.7	$72.9	$(40.2)	(55.1)
Cash flow from operations	$12.3	$22.1	$(9.8)	(44.3)%
Return on equity (1)	2.7%	7.0%
(1)	Net earnings divided by average shareholders’ equity

Consolidated revenues for 2004 were $1.05 billion, compared to $1.06 billion in 2003. Revenues in three of the four Company segments decreased. The $15.0 million decrease in consolidated revenues was primarily due to declines in BS and Todays partially offset by increased revenues in Anders. The declines in the BS segment were mostly in the Aerospace and Life Sciences verticals which were partially offset by increased revenues in the IT vertical. BS continued to be negatively impacted in 2004 by ongoing project delays in new business ramp-up. Todays’ decline is primarily due to ongoing competitive pricing pressures. Although MRI’s revenues declined slightly due to the exit of the last of the Company-owned offices in the first half of 2003, there was an increase in permanent placement and royalty revenue. The increase in revenue of $15.8 million in Anders was almost entirely driven by favorable exchange rates. On a constant currency basis, Anders’ revenue remained essentially flat.

The Company’s consolidated gross profit for 2004 of $245.4 million was 4.5% lower than 2003. The decrease in gross profit was due largely to lower sales volume as well as to a decrease in gross profit margin from 24.2% in 2003 to 23.5% in 2004. The gross profit margin decrease was driven principally by growth in lower margin staffing work, higher SUI rates and ongoing competitive pricing pressures. The decrease in gross profit margin was partially offset by higher margins within MRI due largely to the increase in franchise royalty revenues.

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

The Company’s effective income tax rate for continuing operations decreased from 34.1% in 2003 to 23.9% in 2004. The reduction in the effective tax rate relates primarily to favorable resolution of prior years’ tax exposure and a decrease in the valuation allowance attributable to capital loss carryforwards.

Segment Discussion

Business Solutions (“BS”)

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for BS from 2003 to 2004:

BS			Change
(in millions)	2004	2003	$	%
Revenues
Staffing services	$417.9	$412.5	$5.4	1.3%
Project outsourcing	280.0	302.8	(22.8)	(7.5)
Permanent placement	2.9	1.9	1.0	56.0
	700.8	717.2	(16.4)	(2.3)
Cost of services	567.0	571.0	(4.0)	(0.7)
Gross profit	133.8	146.2	(12.4)	(8.5)
Gross profit margin	19.1%	20.4%
Operating and administrative expenses	122.4	120.7	1.7	1.4
Restructuring	(0.2)	-	(0.2)	100.0
Operating profit	$11.6	$25.5	$(13.9)	(54.3)%

BS’ revenue of $700.8 million decreased $16.4 million, or 2.3%, in 2004 as compared to 2003. This revenue decline was largely attributable to:

•	Reduced volume due to loss of business and continued project delays in the Life Sciences vertical.

•	Volume reduction in both the Aerospace and P&I verticals. In the Aerospace vertical, a decline in technical staffing was partially offset by an increase in higher margin commercial and defense-related project work, with the latter driven by increased government spending. Continued tight capital spending in the P&I sector, combined with slower-than-expected ramp-up of new business, resulted in reduced volume in the P&I vertical.

The declines noted above were partially offset by volume growth in the Information Technology vertical consistent with the average growth in the IT staffing industry.

BS’ gross profit of $133.8 million in 2004 decreased $12.4 million, or 8.5%, as compared to $146.2 million in 2003. This decline in gross profit was primarily due to:

•	Lower revenues noted above, particularly in the higher margin Life Sciences vertical.

•	Reduced volume and higher mix of lower margin business in the P&I vertical and lower volumes in the Aerospace vertical.

•	Pricing pressure in the IT vertical staffing services business.

•	Higher SUI rates resulting in higher costs which were not passed on to customers.

BS’ operating and administrative expenses of $122.4 million increased $1.7 million, or 1.4%, from the prior year. This increase was due primarily to:

•	Expenses and legal fees associated with the resolution of certain litigation, claims, and disputes totaling $3.1 million.

•	A charge of $0.8 million related to real estate that was permanently vacated.

•	Expenses associated with hiring sales and recruiting staff, including a large investment in business development.

•	Incremental spending related to Sarbanes-Oxley compliance.

The increase in operating and administrative expenses was partially offset by:

•	Reduction in variable expenses due to lower volume.

•	Reversal of a $1.0 million reserve because the exposure for which it was originally established never materialized.

AndersElite (“Anders”)

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders from 2003 to 2004 in U.S. dollars:

Anders			Change
(US dollars in millions)	2004	2003	$	%
Revenues
Staffing services	$150.2	$135.8	$14.4	10.6%
Permanent placement	15.9	14.5	1.4	9.4
	166.1	150.3	15.8	10.5
Cost of services	126.1	113.3	12.8	11.2
Gross profit	40.0	37.0	3.0	8.2
Gross profit margin	24.1%	24.6%
Operating and administrative expenses	37.5	28.4	9.1	32.3
Operating profit	$2.5	$8.6	$(6.1)	(70.8)%

To more effectively discuss the comparative results of operations of Anders for the years ended December 31, 2004 and 2003, the following table present Anders’ results on a constant currency basis (i.e., British Pounds—£):

Anders			Change
(British pounds in millions)	2004	2003	£	%
Revenues
Staffing services	£82.1	£82.9	£(0.8)	(1.0)%
Permanent placement	8.7	8.9	(0.2)	(2.0)
	90.8	91.8	(1.0)	(1.1)
Cost of services	68.9	69.2	(0.3)	(0.4)
Gross profit	21.9	22.6	(0.7)	(3.1)
Gross profit margin	24.1%	24.6%
Operating and administrative expenses	20.5	17.4	3.1	18.1
Operating profit	£1.4	£5.2	£(3.8)	(73.7)%

On a constant currency basis, Anders’ revenues and gross profit were essentially flat for 2004, as compared with 2003. Revenue and gross profit in 2004 declined due to lower staffing revenue resulting from significant turnover of recruiting and sales personnel and the inherent delay before newly hired sales staff generates revenue.

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

Todays Staffing (“Todays”)

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Todays from 2003 to 2004:

Todays			Change
(in millions)	2004	2003	$	%
Revenues
Staffing services	$118.9	$131.8	$(12.9)	(9.8)%
Permanent placement	3.4	4.0	(0.6)	(15.4)
	122.3	135.8	(13.5)	(9.9)
Cost of services	89.6	98.5	(8.9)	(9.0)
Gross profit	32.7	37.3	(4.6)	(12.4)
Gross profit margin	26.8%	27.5%
Operating and administrative expenses	30.5	31.1	(0.6)	(2.1)
Restructuring	-	(0.2)	0.2	(100.0)
Operating profit	$2.2	$6.4	$(4.2)	(66.0)%

Todays’ revenues of $122.3 million in 2004 decreased $13.5 million, or 9.9%, from 2003. The lower revenue was due to:

•	Volume declines in higher margin retail accounts.

•	Strong competitive pricing pressures on large national accounts.

Todays’ gross profit of $32.7 million in 2004 was lower by $4.6 million, or 12.4%, as compared to 2003. The decrease in gross profit was primarily due to:

•	Revenue decline discussed above.

•	Change in the business mix from higher margin retail accounts to lower margin national accounts.

•	Decrease in permanent placement revenue which traditionally has higher gross profit margins than the staffing services business.

•	Higher SUI rates resulting in higher costs which were not passed on to customers.

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

Management Recruiters International (“MRI”)

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI from 2003 to 2004:

MRI			Change
(in millions)	2004	2003	$	%
Revenues
Staffing services	$24.1	$27.1	$(3.0)	(11.0)%
Permanent placement and royalties	27.7	25.8	1.9	7.3
Franchise fees	4.2	4.0	0.2	6.6
	56.0	56.9	(0.9)	(1.4)
Cost of services	17.2	20.5	(3.3)	(15.5)
Gross profit	38.8	36.4	2.4	6.4
Gross profit margin	69.2%	64.1%
Operating and administrative expenses	30.3	32.7	(2.4)	(7.4)
Restructuring and gain on sale	(1.3)	0.1	(1.4)	(100.0)
Operating profit	$9.8	$3.6	$6.2	172.2%

MRI’s revenues of $56.0 million in 2004 declined $0.9 million, or 1.4%, as compared to 2003. The decrease in revenue was primarily attributable to:

•	Exit of the last of the company-owned offices in the first half of 2003.

•	Lower staffing services revenue resulting from the exit of its specialty staffing business in 2004.

The decline in MRI’s revenues was largely offset by:

•	Higher permanent placement, royalty and franchise fee revenue.

•	Increases in staffing services revenue by franchise offices.

•	Increase in franchise fees as a result of expansion in the international master franchise license initiative.

MRI’s gross profit of $38.8 million in 2004 was higher by $2.4 million, or 6.4%, as compared to 2003. This increase in gross profit resulted from:

•	Increase of higher margin permanent placement royalty and franchise fees revenue which more than offset the lost gross profit from the exiting of the company-owned offices discussed above.

•	The reduction of lower margin specialty staffing business in 2004.

MRI’s operating and administrative expenses in 2004 decreased $2.4 million, or 7.4%, from the prior year. This improvement was largely due to:

•	Expense containment measures instituted in 2004.

•	Reduction of operating expenses due to the exit of company-owned offices in the first half of 2003.

This improvement was partially offset by a charge of $2.1 million related to real estate that was permanently vacated and incremental spending related to Sarbanes-Oxley compliance.

In addition, MRI recognized $1.3 million of pre-tax gains resulting from the sale of its company-owned offices which was recorded in 2004.

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

Liquidity and Capital Resources

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

The Company’s cash needs increased during 2005 above the levels in recent years due primarily to higher working capital requirements and increased capital spending as the Company grew. To meet these cash requirements, the Company utilized its uncommitted, unsecured line of credit with a bank in 2005 for the first time since the credit facility was established in 2004. During 2005, the Company’s outstanding borrowings ranged from $0.1 million to $13.6 million. Management expects this trend to continue due to anticipated revenue growth in 2006. At December 31, 2005, there were no outstanding borrowings under this facility. On February 28, 2006, the short-term, uncommitted debt facility was amended to increase the available funds from $25.0 million to $35.0 million and to extend the expiration date to June 30, 2006.

Despite a reduction in operating cash flow in 2005, the Company continues to have a strong balance sheet. Over the past two years, the Company paid dividends to its shareholders totaling $56.0 million.

The following table summarizes the major captions from the Company’s consolidated statements of cash flows:

(in millions)	2005	2004	2003
Operating Activities	$2.1	$12.3	$22.1
Investing Activities	(17.0)	17.9	25.1
Financing Activities	(3.6)	(48.3)	(39.0)

Operating Activities

The reduction in operating cash flow from 2004 to 2005 of $10.2 million was driven principally by the increase in working capital of $20.7 million partially offset by higher earnings of $6.3 million and a net increase in non-cash items of $4.2 million. The increase in net working capital was primarily due to an increase in accounts receivable as a result of higher revenues in the fourth quarter of 2005 as compared to the fourth quarter of 2004.

Investing Activities

CDI’s primary investing activities were for purchases of property and equipment. In 2005, capital expenditures totaled $15.7 million, as compared to $7.8 million in 2004. The increase in capital spending was primarily due to the implementation of a new recruiting software application for BS, increased office space to support engineering growth in the P&I vertical and implementation of new billing and payroll systems for Todays and MRI. Capital spending in 2006 is expected to be approximately $11.0 million. During 2004, the Company sold $22.6 million of short-term investments principally to fund the special dividend paid in the third quarter of 2004.

Financing Activities

The Company paid shareholders dividends totaling $8.7 million in 2005 as compared to $47.3 million in 2004. Dividend payments in 2004 included a special dividend of $2.00 per common share. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements.

Summary

The Company’s financial condition continues to remain strong. Management believes that the Company’s current funds, funds generated from operations and funds available under its short- term debt facility will be sufficient to meet currently anticipated working capital and other capital requirements. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

Contractual Obligations and Commitments

The following table summarizes the Company’s outstanding contractual obligations and commitments as of December 31, 2005 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease commitments (1)	$54,422	$10,776	$17,033	$12,267	$14,346
Letters of credit (2)	9,192	9,180	12	-	-
Purchase obligations (3)	12,650	6,548	5,736	366	-
Total	$76,264	$26,504	$22,781	$12,633	$14,346
(1)	Represents future minimum rental commitments under non-cancelable leases which comprise the majority of the operating lease obligations presented above. The Company expects to fund these commitments with existing cash and cash flows from operations.
(2)	Represents letters of credit primarily issued through major domestic banks as required by certain insurance carriers in connection with its workers’ compensation plan.
(3)	Purchase obligations consist primarily of normal and customary technology maintenance contracts. The Company expects to fund these commitments with existing cash and cash flows from operations.

Critical Accounting Policies and Estimates

The consolidated financial statements contained in this report were prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingencies. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ from current judgments. While there are a number of accounting policies, methods and estimates that affect the consolidated financial statements as described in Note 1 to the Company’s consolidated financial statements, areas that are particularly significant are discussed below.

Allowance for Doubtful Accounts

The Company makes ongoing estimates relating to the collectibility of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. Estimates used in determining accounts receivable allowances are based on specific customer account reviews, historical experience of credit losses and application of percentages to certain aged receivable categories. The Company also applies judgment including assessments about changes in economic conditions, concentration of receivables among customers and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific customers. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required. At December 31, 2005, 2004, and 2003, the allowance for doubtful accounts was $3.6 million, $4.5 million, and $5.5 million, respectively.

Income Taxes

The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. As of December 31, 2005, the Company has total net deferred tax assets of $11.9 million. This includes $9.2 million which relates primarily to state net operating loss carryforwards, capital loss carryforwards, and other miscellaneous credits. The deferred tax assets were evaluated under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and a determination on the basis of objective factors was made that the net assets will be realized through future years’ taxable income. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

Goodwill and Other Intangible Assets

Goodwill arising from acquisitions is not amortized but is instead tested for impairment at the reporting unit level at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Generally, the Company performs its impairment assessment during its third fiscal quarter. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, the period over which cash flows will occur, and determination of the weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Changes in future market conditions, the Company’s business strategy, or other factors could impact upon the future values of the Company’s reporting units, which could result in future impairment charges. At December 31, 2005, total goodwill amounted to $71.2 million.

Workers’ Compensation

The Company has a combination of insurance contracts and self-insurance under which the Company generally bears the first $250,000 of risk per single accident. The Company establishes accruals for workers’ compensation utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors. Changes in these estimates and assumptions could materially affect the determination of the established accrual. Management evaluates the accrual, and the underlying assumptions, periodically throughout the year and makes adjustments as needed based on such evaluation. The accrual for workers’ compensation was $4.7 million, $4.5 million, and $5.5 million at December 31, 2005, 2004, and 2003, respectively.

Contingencies

The Company is primarily in the business of employing people and providing technical and engineering services to businesses on a temporary or outsourced basis. As a result, CDI is party to litigation in the ordinary course of its business. The outcome of litigation brought against the Company is subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency, such as a legal proceeding or claim, should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred, and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. Changes in these factors could materially impact the Company’s financial position or consolidated results of operations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and amends FASB Statement No. 95, Statement of Cash Flows. The approach to quantifying stock-based compensation expense in SFAS No. 123(R) is similar to SFAS No. 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statement of earnings based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock option expense, as is the Company’s practice under SFAS 123, will not be permitted after 2005. The Company plans to follow the “modified prospective” method of adoption of SFAS No. 123(R). The Company will adopt SFAS No. 123(R) as required on January 1, 2006.

As permitted by SFAS No. 123, the Company currently accounts for share-based compensation to employees under the APB Opinion No. 25 intrinsic value method and generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the SFAS No. 123(R) fair value method will impact the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) will depend on levels of share-based compensation, particularly stock options and stock appreciation rights, granted in the future and the fair value assigned thereto. The future impact of SFAS No. 123(R) is likely to approximate the pro forma compensation expense reported under SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share. As permitted by SFAS No. 123, the Company uses the actual forfeitures method whereby pro forma compensation expense is reduced only when options are forfeited. Under SFAS No. 123(R), the estimated forfeiture method is required such that expected future forfeitures will be reflected as a reduction of stock-based compensation expense. However, under SFAS No. 123(R), reduction of compensation expense is not permitted if a vested share-based payment is later forfeited, as would occur when an out-of-the money stock option is surrendered by a resigning employee. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, but the Company does not expect this to have a significant impact on its cash flow reporting.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN No. 47 requires recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred, assuming that the settlement date is estimable. The cost is capitalized as part of the carrying amount of the related tangible long-lived asset and is depreciated over the remaining useful life of that asset. FIN No. 47 was effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN No. 47 on December 31, 2005. For the Company, this interpretation only applied to real estate restoration activities at certain Anders segment properties which are rented under operating lease agreements. The impact of adopting this interpretation was the recognition of additional leasehold improvement assets amounting to $0.3 million, an asset retirement obligation of $0.5 million and a charge of $0.2 million ($0.1 million, net of tax), which was included in “Cumulative effect of accounting change” in the accompanying consolidated statement of earnings for the year ended December 31, 2005. Adoption of this standard would not have had a material impact on the Company’s results of operations or financial condition for each of the earlier periods presented.

In May, 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. APB Opinion No. 20 required the cumulative effect of a change in accounting principle to be included in net income of the period of the change. SFAS No. 154 requires a change in accounting principle to be retrospectively applied to prior period financial statements. The Company will assess the impact of SFAS No. 154 when and if a change in accounting principle occurs after its effective date of January 1, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates to its operations in foreign countries conducted through subsidiaries operating primarily in the United Kingdom and Canada. Exchange rate fluctuations impact the U. S. dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. From time to time, the Company engages in hedging activities with respect to its foreign operations. During 2005, the Company entered into a foreign exchange put option contract to hedge a portion of its European operations’ 2005 forecasted net earnings. The Company purchased British pound sterling put options aggregating £1.2 million with contractual exchange rates of $1.82 at a cost of $41,000. The options expired at various periods during 2005 with the put option expiring on December 31, 2005. Historically, the effects of foreign currency exchange rate fluctuations have not been material to the Company’s net earnings.

The Company’s exposure to interest rate changes is not significant. During 2005, the Company’s maximum short-term borrowings were $13.6 million. In 2005, the weighted average interest rate on short-term borrowings was 6.82%. As of December 31, 2005, the Company had no bank borrowings outstanding. The Company’s investments in money market instruments are primarily at variable rates.

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Earnings

	Years ended December 31,
(in thousands, except share data)	2005	2004	2003
Revenues	$1,133,584	$1,045,207	$1,060,181
Cost of services	871,016	799,813	803,188
Gross profit	262,568	245,394	256,993
Operating and administrative expenses	241,432	237,520	225,945
Restructuring	(126)	(200)	(143)
Gain on sale of assets	(420)	(1,295)	-
Operating profit	21,682	9,369	31,191
Interest income, net and other	307	528	1,053
Earnings before income taxes and cumulative effect of accounting change	21,989	9,897	32,244
Income tax expense	8,032	2,369	11,000
Earnings before cumulative effect of accounting change	13,957	7,528	21,244
Cumlative effect of accounting change, net of tax	(152)	-	-
Net earnings	$13,805	$7,528	$21,244

Basic earnings per share:
Earnings before cumulative effect of accounting change	$0.71	$0.38	$1.10
Cumulative effect of accounting change, net of tax	(0.01)	-	-
Net earnings	$0.70	$0.38	$1.10

Diluted earnings per share:
Earnings before cumulative effect of accounting change	$0.70	$0.38	$1.07
Cumulative effect of accounting change, net of tax	(0.01)	-	-
Net earnings	$0.69	$0.38	$1.07

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$13,407	$32,716
Accounts receivable, less allowance for doubtful accounts of $3,588 - December 31, 2005; $4,466 - December 31, 2004	232,365	192,145
Prepaid expenses and other assets	6,910	6,558
Income taxes receivable	2,135	6,363
Deferred income taxes	4,938	4,846
Total current assets	259,755	242,628
Property and equipment, net	36,972	28,384
Deferred income taxes	6,928	9,808
Goodwill	71,199	73,755
Other assets	4,640	4,444
Total assets	$379,494	$359,019
Liabilities and Shareholders’ Equity
Current liabilities:
Obligations not liquidated because of outstanding checks	$5,511	$2,135
Accounts payable	31,356	23,407
Withheld payroll taxes	1,720	1,639
Accrued compensation and related expenses	41,801	39,439
Other accrued expenses and other liabilities	14,555	15,096
Income taxes payable	2,823	1,907
Total current liabilities	97,766	83,623
Deferred compensation and other non-current liabilities	10,250	8,206
Total liabilities	108,016	91,829
Commitments and Contingencies (Notes 13 and 15)

Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	-	-
Common stock, $.10 par value - authorized 100,000,000 shares; issued 20,789,972 shares - December 31, 2005; 20,668,401 shares - December 31, 2004	2,079	2,067
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	-	-
Additional paid-in-capital	35,459	31,687
Retained earnings	250,534	245,425
Accumulated other comprehensive income	5,822	10,559
Unamortized value of restricted stock issued	(32)	(228)
Less common stock in treasury, at cost - 966,934 shares - December 31, 2005 and 964,434 shares - December 31, 2004	(22,384)	(22,320)
Total shareholders’ equity	271,478	267,190
Total liabilities and shareholders’ equity	$379,494	$359,019

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
(in thousands)	2005	2004	2003
Common stock
Beginning of year	$2,067	$2,054	$2,031
Exercise of stock options	8	11	18
Stock purchase plan	4	2	5
End of year	$2,079	$2,067	$2,054
Additional paid-in-capital
Beginning of year	$31,687	$28,205	$22,975
Exercise of stock options	1,663	2,631	3,521
Restricted stock-change in value	-	(9)	3
Stock purchase plan	947	380	930
Deferred stock based compensation	475	-	-
Tax benefit from stock plans	687	480	776
End of year	$35,459	$31,687	$28,205
Retained earnings
Beginning of year	$245,425	$285,164	$306,339
Net earnings	13,805	7,528	21,244
Dividends paid to shareholders	(8,696)	(47,267)	(42,419)
End of year	$250,534	$245,425	$285,164
Accumulated other comprehensive income
Beginning of year	$10,559	$6,829	$(610)
Translation adjustment	(4,737)	3,730	7,439
End of year	$5,822	$10,559	$6,829
Unamortized value of restricted stock issued
Beginning of year	$(228)	$(544)	$(800)
Restricted stock-forfeiture	64	23	-
Restricted stock-change in value	-	9	(3)
Restricted stock-amortization	132	284	259
End of year	$(32)	$(228)	$(544)
Treasury stock
Beginning of year	$(22,320)	$(22,297)	$(22,134)
Restricted stock-forfeiture	(64)	(23)	-
Shares repurchased	-	-	(163)
End of year	$(22,384)	$(22,320)	$(22,297)
Comprehensive income
Net earnings	$13,805	$7,528	$21,244
Translation adjustment	(4,737)	3,730	7,439
Total	$9,068	$11,258	$28,683

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2005	2004	2003
Operating activities:
Net earnings	$13,805	$7,528	$21,244
Cumulative effect of accounting change	152	-	-
Earnings before cumulative effect of accounting change	13,957	7,528	21,244
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	10,300	9,618	11,863
Deferred income taxes	2,807	559	9,732
Stock-based compensation	918	912	1,010
Tax benefit from equity compensation plans	687	480	776
Gain on sale of assets	(420)	(1,295)	-
Non-cash provision for restructure expenses	(126)	(200)	(143)
Changes in operating assets and liabilities:
Accounts receivable, net	(42,753)	6,541	(9,129)
Prepaid expenses	3,020	(154)	(2,025)
Accounts payable	8,013	(434)	(1,167)
Accrued expenses and other current liabilities	999	(8,780)	(19,042)
Income taxes	5,290	(3,816)	5,461
Other assets, non-current liabilities and other	(574)	1,335	3,562
Net cash provided by operating activities	2,118	12,294	22,142
Investing activities:
Additions to property and equipment	(15,698)	(7,798)	(13,657)
Purchase of residential property held for sale	(2,000)	-	-
Sale and maturities of short-term investments, net	-	22,606	35,871
Acquisition, net of cash acquired	-	-	(1,100)
Proceeds from sale of assets	644	2,162	3,050
Other	86	917	951
Net cash (used in) provided by investing activities	(16,968)	17,887	25,115
Financing activities:
Dividends paid to shareholders	(8,696)	(47,267)	(42,419)
Obligations not liquidated because of outstanding checks	3,376	(3,713)	(130)
Proceeds from exercises of employee stock options	1,673	2,642	3,539
Net cash used in financing activities	(3,647)	(48,338)	(39,010)
Effect of exchange rate changes on cash	(812)	583	895
Net (decrease) increase in cash and cash equivalents	(19,309)	(17,574)	9,142
Cash and cash equivalents at beginning of year	32,716	50,290	41,148
Cash and cash equivalents at end of year	$13,407	$32,716	$50,290

Supplemental disclosure of cash flow information:
Cash paid for interest	$115	$-	$-
Cash (received) paid for income taxes, net	(1,348)	6,800	(5,225)

Supplemental disclosure of non-cash investing activities:
Increase in leasehold improvement assets and lease incentive liability related to tenant improvement allowances	$2,911	$-	$-
Increase in leasehold improvement assets and related contingent retirement obligation liability	419	-	-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany balances and transactions. For comparative purposes, certain amounts have been reclassified to conform to the 2005 presentation.

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

Revenue Recognition - The Company derives its revenues from several sources. All of the Company’s segments perform staffing services. The Company’s Business Solutions segment also performs project and outsourcing services, which includes some fixed-price contracts. Management Recruiters International derives the majority of its revenue from ongoing franchise royalties and initial franchise fees.

Staffing Services - The Company recognizes revenues from staffing services on a gross basis as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. An element of the Company’s staffing business is the use of unaffiliated companies (“supplier associates”) and their employees to fulfill a customer’s staffing requirements. Under these arrangements, these firms serve as subcontractors. Customers typically require a single consolidated billing which reflects services performed by the Company’s employees as well as staffing supplied by supplier associates.

When supplier associates are utilized, the Company records the difference between its gross billings and the amount paid to the supplier associate as revenue, which is generally referred to as an administrative fee. Administrative and clerical costs related to time accumulation, invoicing, and other activities are recorded and included in operating and administrative expenses as incurred.

Project and Outsourcing Services - The Company recognizes revenue from project outsourcing services based on mark-ups of its employees’ rates of pay. To a lesser extent, the Company derives revenue from fixed-price and outsourcing contracts.

Fixed-price contracts typically include development of conceptual and detailed designs in support of a customer’s construction of tangible property. In accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, revenue is recorded using the percentage-of-completion method relying on direct hours as the primary input measure. In addition, these contracts are evaluated periodically to ensure that any potential losses have been identified and recorded in the financial statements.

Outsourcing service contracts generally include the performance of certain computer or network operations or help-desk support on behalf of customers. Service contracts typically contain an invoicing schedule covering the contractual period. Accordingly, the Company recognizes revenue on a pro-rata basis using elapsed time as the measure of performance under these contracts. The Company charges the related costs to earnings as they are incurred. As with fixed-price engineering contracts, the Company periodically evaluates the need to provide for any losses on such contracts.

Permanent Placement - Services include the search, recruitment, and employment of candidates on behalf of the Company’s customers. Generally, the Company performs permanent placement services on a non-exclusive, contingency basis and recognizes revenue only upon successfully placing a recommended candidate.

Ongoing Franchise Royalties - MRI’s right to franchise royalties is governed by the provisions of the franchise contracts. Under the franchise contracts, the franchisees remit to the Company a contractual percentage of fees collected from their customers. The Company records franchise royalty revenue as fees are collected by the franchisee and they become a receivable from the franchisee, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 45—Accounting for Franchise Fee Revenue.

Initial Franchise Fees - The Company recognizes fees related to sales of new MRI franchises and master franchise agreements when the Company has substantially fulfilled its requirements under the franchise agreement.

Off-Balance Sheet Risk - The Company does not have off-balance sheet financial instruments except for letters of credit primarily issued through major domestic banks as required by certain insurance carriers in connection with its workers’ compensation plan. As of December 31, 2005 and 2004 the Company had outstanding letters of credit of

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

$9.2 million and $9.6 million, respectively, expiring at various dates through December 2006.

From time to time the Company engages in hedging activities with respect to its foreign operations. As of December 31, 2005, the Company had no outstanding hedging instruments in place.

Foreign Currency Translation - Foreign subsidiaries of the Company use local currency as the functional currency. Net assets are translated at year-end rates while revenues and expenses are translated at average exchange rates. Adjustments resulting from these translations are reflected in accumulated other comprehensive income in shareholders’ equity. Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of earnings.

Concentrations of Credit Risk - The Company’s principal asset is accounts receivable. Substantially all of the Company’s customers are provided trade credit. The primary users of the Company’s services are large organizations, many of which are Fortune 1000 companies. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. An allowance is provided against accounts receivable that are not expected to be collected. This reserve is based upon historical experience, as well as estimates based on management’s judgments in specific matters.

No single customer accounted for 10% or more of the Company’s consolidated revenues during 2005, 2004 or 2003. The Company’s top ten revenue-producing customers accounted for approximately 27%, 26%, and 25% of consolidated revenue for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company’s cash balances are maintained in accounts held by major banks and financial institutions, primarily in the United States.

Income Taxes - The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and tax basis of its assets and liabilities. In establishing its deferred income tax assets and liabilities the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. The Company records deferred tax assets and liabilities, and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use tax credit carryforwards and carrybacks, final tax settlements, and the effectiveness of its tax planning strategies in the various tax jurisdictions in which it operates.

Cash and Cash Equivalents - Cash equivalents include investments in highly liquid securities that mature within 90 days from their date of acquisition. All the Company’s cash equivalents represent investments in money market instruments.

Property and equipment - Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computers and systems	4-7 years
Equipment and furniture	5-10 years
Software	4-7 years
Leasehold improvements	Term of lease

The Company capitalizes direct costs incurred in the development of internal-use software in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Goodwill - Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performed its annual impairment test during the third quarter of 2005 and noted no impairment for any of its reporting units. In the future, the Company will continue to perform the annual test during its fiscal third quarter unless events or circumstances indicate an impairment may have occurred before that time.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Obligations Not Liquidated Because of Outstanding Checks - The Company manages the level of cash in banks to minimize its non-interest bearing cash balances. Cash balances as reflected by banks are higher than the Company’s book balances because of checks that are outstanding throughout the banking system. Cash is generally not provided to bank accounts until checks are presented for payment. This process results in negative cash balances in the Company’s records. These negative balances are reflected in current liabilities as “Obligations not liquidated because of outstanding checks” when the right of offset is not available.

Stock-Based Compensation - As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has recognized compensation costs of $918, $912 and $1,010 for stock appreciation rights, restricted stock, time-based deferred stock and for units granted under the Stock Purchase Plan for the years ended 2005, 2004 and 2003, respectively. The Company has implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

The table below illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123. See Note 9 for additional information regarding the Company’s stock-based compensation plans.

	2005	2004	2003
Net income, as reported	$13,805	$7,528	$21,244
Stock-based employee and director compensation cost included in reported earnings, net of income tax effect	583	693	665
Stock-based employee and director compensation cost under fair value-based method, net of income tax effect	(1,001)	(2,330)	(2,125)
Pro forma net income	$13,387	$5,891	$19,784
Net earnings per share:
Basic - as reported	$0.70	$0.38	$1.10
Basic - pro forma	$0.68	$0.30	$1.02

Diluted - as reported	$0.69	$0.38	$1.07
Diluted - pro forma	$0.67	$0.30	$1.00

The pro-forma compensation cost using the fair value-based method under SFAS No. 123 includes valuations related to stock options granted since January 1, 1995 using the Black-Scholes Option Pricing Model. The weighted average fair value of options granted during 2005, 2004, and 2003 has been estimated using the following assumptions:

	2005	2004	2003
Risk-free interest rate	3.84%	3.18%	3.59%
Expected life of option	5.5 years	5.5 years	5.5 years
Expected stock price volatility	35%	34%	38%
Expected dividend yield	2.1%	1.8%	1.4%

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB opinion No. 25”), and amends FASB Statement No. 95, Statement of Cash Flows. The approach to quantifying stock-based compensation expense in SFAS No. 123(R) is similar to SFAS No. 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statement of earnings based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock option expense, as is the Company’s practice under SFAS 123, will not be permitted after 2005. The Company plans to follow the “modified prospective” method of adoption of SFAS No. 123(R). The Company will adopt SFAS No. 123(R) as required on January 1, 2006.

As permitted by SFAS No. 123, the Company currently accounts for share-based compensation to employees under the APB Opinion No. 25 intrinsic value method and generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the SFAS No. 123(R) fair value method will impact the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) will depend on levels of share-based compensation, particularly stock options and stock appreciation rights, granted in the future and the fair value assigned thereto. The future impact of SFAS No. 123(R) is likely to approximate the pro forma compensation expense reported under SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share. As permitted by SFAS No. 123, the Company uses the actual forfeitures method whereby pro forma compensation expense is reduced only when options are forfeited. Under SFAS No. 123(R), the estimated forfeiture method is required such that expected future forfeitures will be reflected as a reduction of stock-based compensation expense. However, under SFAS No. 123(R), reduction of compensation expense is not permitted if a vested share-based payment is later forfeited, as would occur when an out-of-the money stock option is surrendered by a resigning employee. SFAS No. 123(R) also requires the benefits of tax

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, but the Company does not expect this to have a significant impact on its cash flow reporting.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN No. 47 requires recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred, assuming that the settlement date is estimable. The cost is capitalized as part of the carrying amount of the related tangible long-lived asset and is depreciated over the remaining useful life of that asset. FIN No. 47 was effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN No. 47 on December 31, 2005. For the Company, this interpretation only applied to real estate restoration activities at certain Anders segment properties which are rented under operating lease agreements. The impact of adopting this interpretation was an increase to the Company’s leasehold improvement assets amounting to $0.3 million and recognition of an asset retirement obligation of $0.5 million which resulted in a charge of $0.2 million, which is included in “Cumulative effect of accounting change” in the accompanying consolidated statement of earnings for the year ended December 31, 2005. Adoption of this standard would not have had a material impact on the Company’s results of operations or financial condition for each of the earlier periods presented.

In May, 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. APB Opinion No. 20 required the cumulative effect of a change in accounting principle to be included in net income of the period of the change. SFAS No. 154 requires a change in accounting principle to be retrospectively applied to prior period financial statements. The Company will assess the impact of SFAS No. 154 when and if a change in accounting principle occurs after its effective date of January 1, 2006.

Note 2 - Fourth Quarter Adjustments

During the fourth quarter of 2005, management identified and corrected certain errors that occurred in earlier 2005 quarters and prior years of $0.3 million and $1.2 million, respectively. Management evaluated the quantitative and qualitative impact of the corrections, individually and in the aggregate, on previously reported periods, on the current fiscal year and on earnings trends. Based upon this evaluation, management concluded that the errors are not material to the Company’s consolidated financial statements taken as a whole. The adjustments, amounting to $1.5 million ($1.1 million, net of tax, or $0.05 per basic and diluted share), reduced both revenues and gross profit by $1.4 million and increased expenses by $0.1 million in the fourth quarter of 2005. The aforementioned errors resulted in the overstatement of pre-tax income to the following segments in the periods indicated (in millions):

	Business Solutions	AndersElite	Total
Nine months ended September 30, 2005	$0.1	$0.2	$0.3
Year ended December 31, 2004	0.1	0.1	0.2
Year ended December 31, 2003	1.0	-	1.0
Total	$1.2	$0.3	$1.5

Note 3 - Acquisitions

During 2003, the Company acquired the remaining interest of an affiliated company for $1,100, all of which was allocated to the fair value of property and equipment (i.e. computers and systems). The acquisition was accounted for using the purchase method.

Financial results of the acquired operation are reflected in the accompanying consolidated statements of earnings from the date of acquisition. The acquisition did not have a significant effect on reported earnings in 2003, and earnings for 2003 would not have been significantly different from reported earnings had the acquisitions occurred at the beginning of that year.

Note 4 - Property and Equipment

Property and equipment, net at December 31, 2005 and 2004 was comprised of the following:

	2005	2004
Computer and systems	$72,922	$67,031
Equipment and furniture	29,305	26,208
Software	27,312	21,952
Leasehold improvements	15,318	11,724
	144,857	126,915
Accumulated depreciation	(107,885)	(98,531)
	$36,972	$28,384

During the years ended December 31, 2005 and 2004, the Company capitalized approximately $5.4 million and $1.7 million, respectively, of internal-use software acquisition and development costs.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 5 - Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reportable segment, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company conducted its annual goodwill impairment test as of July 1, 2005 and identified no impairments. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.

The following table summarizes the changes in the Company’s carrying value of goodwill by reportable segment during 2005 and 2004:

	Balance at December 31, 2003	Translation Adjustments	Balance at December 31, 2004	Translation Adjustments	Balance at December 31, 2005
Business Solutions	$16,662	$-	$16,662	$-	$16,662
AndersElite	21,851	1,587	23,438	(2,271)	21,167
Todays	23,524	-	23,524	-	23,524
MRI	9,931	200	10,131	(285)	9,846
	$71,968	$1,787	$73,755	$(2,556)	$71,199

Note 6 - Short-term Borrowings

On November 16, 2004, the Company entered into an uncommitted, unsecured line of credit which provided for borrowings of up to $20.0 million for short-term working capital needs. On October 27, 2005, the short-term credit facility was amended to allow for borrowings of up to $25.0 million and the expiration date was extended to February 28, 2006. On February 28, 2006, the Company and the lender further amended the agreement to allow for borrowings of up to $35.0 million and to extend the expiration date to June 30, 2006. Interest expense amounted to $0.1 million in 2005.

Interest on outstanding borrowings is determined, at the option of the Company, either by the Prime Rate or the Adjusted LIBOR Rate (as defined in the promissory note agreement) plus 0.60%. There are no commitment or facility fees associated with this line of credit. During 2005, the Company’s outstanding borrowings ranged from $0.1 million to $13.6 million. In 2005, the weighted average interest rate on short-term borrowings was 6.82%. In 2004, the Company did not have any borrowings under this facility. At December 31, 2005, there were no outstanding borrowings under this facility.

Note 7 - Restructuring

The Company reduced its reserves established in connection with the Company’s implementation of its 2001 Plan of Restructure by $126, $200, and $279 in 2005, 2004, and 2003, respectively. The reductions in 2005 and 2004 relate primarily to better-than-expected sublease and lease exit experience. In addition, during 2003, the Company recorded $136 of employee severance costs in connection with the Company’s new growth and business integration plan.

The tables below present the restructuring activity:

	Accrual at December 31, 2002	Provision (Credit)	Cash Expenditures	Accrual at December 31, 2003
Severance	$3,360	$136	$(2,863)	$633
Lease obligations	5,539	(279)	(2,326)	2,934
	$8,899	$(143)	$(5,189)	$3,567

	Accrual at December 31, 2003	Provision (Credit)	Cash Expenditures	Accrual at December 31, 2004
Severance	$633	$-	$(591)	$42
Lease obligations	2,934	(200)	(2,382)	352
	$3,567	$(200)	$(2,973)	$394

	Accrual at December 31, 2004	Provision (Credit)	Cash Expenditures	Accrual at December 31, 2005
Severance	$42	$-	$(42)	$-
Lease obligations	352	(126)	(187)	39
	$394	$(126)	$(229)	$39

The remaining liability for operating leases will be substantially paid by December 31, 2006. The liability for the provision for restructure is included in other accrued expenses in the accompanying consolidated balance sheets.

Note 8 - Real Estate Exit Costs

During 2004, the Company experienced continued declines in demand in its Life Sciences vertical within the Business Solutions segment causing excess real estate capacity. Management also determined that there was excess real estate capacity in the MRI segment. Accordingly, certain real estate properties were permanently vacated, resulting in the Company recording

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

pre-tax charges of $2.9 million, of which $0.6 million related to leasehold improvements and $2.3 million was for operating lease terminations.

In 2005, management recorded an additional expense of $0.6 million for operating lease terminations, of which $0.2 million was charged to the Business Solutions segment and $0.4 million was charged to the MRI segment. The expense for Business Solutions was caused by a longer than expected timeframe to sublease the previously vacated properties. MRI recorded an additional expense due to ongoing delays in subletting the previously vacated office space.

These charges are included in operating and administrative expenses in the accompanying consolidated statements of earnings.

The table presented below shows the activity by reportable segments:

	Business Solutions	MRI	Totals
Balance as of December 31, 2003	$-	$-	$-

Charges for real estate exit costs	834	2,064	2,898
Payments/reduction of assets	(596)	(682)	(1,278)
Balance as of December 31, 2004	238	1,382	1,620

Additional charges for real estate exit costs	187	391	578
Payments	(362)	(483)	(845)
Balance as of December 31, 2005	$63	$1,290	$1,353

The future payments related to the above lease obligations are expected to extend through 2011. The accrual for real estate exit costs is included in other accrued expenses in the accompanying consolidated balance sheets.

Note 9 - Stock-Based Plans

Omnibus Plan

During 2004, shareholders of the Company approved the CDI Corp. 2004 Omnibus Stock Plan (the “Omnibus Plan”). The Omnibus Plan replaced the 1998 Non-Qualified Stock Option Plan and the earlier Non-Qualified Stock Option and Stock Appreciation Rights Plan.

The Omnibus Plan allows eligible participants to receive awards of options, stock appreciation rights, deferred stock, restricted stock, and performance-based restricted stock units (“performance units”). The CDI Corp. 1998 Non-Qualified Stock Option Plan, the Non-Qualified Stock Option and Stock Appreciation Rights Plan, the 1998 Performance Share Plan (the “Prior Plans”) have been assumed into the Omnibus Plan. All shares of CDI stock previously available for awards under the Prior Plans will be available for awards under the Omnibus Plan, and all previously granted awards under the Prior Plans have been assumed by the Omnibus Plan. As of December 31, 2005, the Company has reserved 2,871,961 shares of common stock for issuance of stock-based awards under the Company’s Omnibus Plan.

On August 11, 2005, the Company and Roger H. Ballou (the Company’s President and Chief Executive Officer) agreed on the terms of a new employment agreement. Mr. Ballou’s previous employment agreement expired on September 30, 2005. The new agreement extended the term of Mr. Ballou’s employment to September 30, 2008. In addition to base salary and cash bonuses, Mr. Ballou could receive up to 80,000 stock options and up to 35,000 shares of restricted stock over the term of his employment agreement if various performance criteria are satisfied and if he remains employed by the Company.

Stock Options

Options are granted at a price equal to or greater than the quoted market price per share of the Company’s common stock on the last trading day preceding the date of grant. Options granted under the Omnibus Plan generally vest over five years and expire seven years from the date of grant. Activity under the plans for each of the three years in the period ended December 31, 2005 was as follows:

	Shares subject to options	Weighted average exercise price
December 31, 2002	1,545,332	$20.42
Granted	296,245	24.09
Exercised	(176,896)	20.00
Cancelled	(233,173)	24.15
December 31, 2003	1,431,508	20.64
Granted	282,447	28.40
Exercised	(110,026)	21.35
Cancelled	(182,268)	25.71
December 31, 2004	1,421,661	21.44
Granted	-	-
Exercised	(82,070)	20.22
Cancelled	(426,157)	18.87
December 31, 2005	913,434	$22.75

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

For various price ranges, weighted average characteristics of outstanding employee stock options at December 31, 2005 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding as of December 31, 2005	Weighted Average Exercise Price
$14.23 -$16.05	270,510	5.60	$15.58	150,039	$15.45
$16.05 - $21.75	188,505	3.88	$21.23	133,673	$21.26
$22.56 - $25.50	183,750	3.90	$23.13	93,430	$22.98
$25.77 - $46.50	270,669	4.91	$30.73	83,944	$34.01
	913,434			461,086

On February 15, 2005, the Company’s Board of Directors approved the cancellation of a stock option to purchase 300,000 shares held by Roger H. Ballou, President and Chief Executive Officer. Mr. Ballou agreed to the cancellation and received no consideration for the cancellation.

Restricted Stock

The Company issued shares of restricted common stock that vest with the passage of time (generally four to five years) and based on the percentage achievement of pre-determined goals. Shares that do not vest are forfeited.

Restricted common shares that vest over time have a fixed value when granted. Over the period of time that these shares may become vested, there will be charges to earnings based upon the associated fair value of the shares. As such charges occur, unamortized value of restricted stock issued will be reduced. To the extent that restricted shares are forfeited, unamortized value will also be reduced and the forfeited shares will be placed in treasury stock.

Compensation expense related to the restricted stock awards is charged to operations on a straight-line basis over the vesting period and totaled $132, $284, and $259 for the fiscal years ending December 31, 2005, 2004, and 2003, respectively.

Deferred Stock

In 2005, the Company awarded 54,918 shares of time-vested Deferred Stock (“Deferred Stock”) to various employees. The Deferred Stock entitles each recipient to receive an equivalent number of shares of CDI common stock upon vesting. The shares of Deferred Stock vest 20% per year on the first five anniversaries of the date of grant. Deferred Stock will generally be forfeited prior to vesting if the holder’s employment with the company ends. Upon vesting, a holder of Deferred Stock is credited with additional shares of CDI common stock having a fair market value equal to the sum of the dividends that were paid on the common stock during the vesting period. Compensation expense related to the Deferred Stock is charged to operations on a straight-line basis over the vesting period and totaled $158 for the year ended December 31, 2005.

Stock Appreciation Rights

In 2005, the Company issued stock appreciation rights (“SAR’s). SAR’s granted under the Omnibus Plan usually vest over a five year period and expire seven years from the date of grant. SAR’s which do not vest are forfeited. Under the plan, designated employees are eligible to receive any appreciation in the value of the stock from the date of grant to the exercise date. Upon exercise, the net amount of any increase in stock price, minus withholding taxes, is payable in shares of common stock. At each reporting period, the market price of the stock is compared to the grant price. If the market price exceeds the grant price, compensation expense is recorded based on the percentage of service completed at the end of the period less the compensation cost previously recognized. If the grant is forfeited or cancelled, the accrued compensation expense is adjusted in the period of forfeiture. There are 138,568 units of SAR’s outstanding as of December 31, 2005. The weighted average market price of units granted was $21.41 per share. In 2005, compensation expense charged to earnings was $311.

Stock Purchase Plan

Under the terms of a stock purchase plan (“SPP”), designated employees and non-employee directors have the opportunity to purchase shares of the Company’s common stock on a pre-tax basis. Employee participants use a portion of their annual bonus awards to purchase SPP units. Certain senior management personnel are required to participate by using 25% of their annual bonus awards to purchase SPP units and can elect participation for up to an additional 25%. Other employee participants can elect to use up to 25% of their annual bonus amount. Non-employee directors may participate by using some or all of their director fees to purchase SPP units. The Company makes a matching contribution of one SPP unit for every three units purchased by a participant on a voluntary basis. Vesting of units occurs over a period of three to ten years as chosen by the participant. There are 96,332 SPP units (including Company matching units) outstanding as of December 31, 2005. The units were determined using a weighted average market price of $22.86 per share. Costs charged to earnings during 2005, 2004, and 2003 related to this plan were $316, $627, and $751 respectively.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 10 - Capital Stock

Changes in common shares issued and treasury shares for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
Shares issued
Beginning of year	20,668,401	20,535,835	20,313,915
Exercise of stock options	82,070	110,026	176,896
Stock purchase plans	39,501	22,540	45,024
End of year	20,789,972	20,668,401	20,535,835
Treasury shares
Beginning of year	964,434	963,465	958,465
Restricted stock forfeiture	2,500	969	-
Shares repurchased	-	-	5,000
End of year	966,934	964,434	963,465

Note 11 - Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for each fiscal year ended December 31:

	2005	2004	2003
Basic
Average shares outstanding	19,755,840	19,660,039	19,439,405
Restricted shares issued not vested	(11,725)	(28,450)	(42,582)
	19,744,115	19,631,589	19,396,823
Diluted
Shares used for basic calculation	19,744,115	19,631,589	19,396,823
Dilutive effect of shares / units granted under Omnibus Stock Plan	103,417	230,652	265,382
Dilutive effect of units issuable under Stock Purchase Plan	92,194	103,857	109,014
	19,939,726	19,966,098	19,771,219

Note 12 - Income Taxes

Pre-tax earnings from continuing operations for the years ended December 31, 2005, 2004, and 2003 were taxed in the following jurisdictions:

	2005	2004	2003
United States	$13,557	$6,689	$22,323
Foreign	8,432	3,208	9,921
	$21,989	$9,897	$32,244

Income tax expense (benefit) for the years ended December 31, 2005, 2004, and 2003 was comprised of the following:

	Total	Federal	State	Foreign
2005
Current	$4,423	$131	$513	$3,779
Deferred	3,609	4,669	(486)	(574)
	$8,032	$4,800	$27	$3,205
2004
Current	$1,810	$437	$177	$1,196
Deferred	559	594	93	(128)
	$2,369	$1,031	$270	$1,068
2003
Current	$2,312	$(763)	$30	$3,045
Deferred	8,688	6,836	1,758	94
	$11,000	$6,073	$1,788	$3,139

The following table reconciles income tax expense based on the U.S. statutory rate to the Company’s income tax expense related to continuing operations:

	2005	2004	2003
Income tax expense based on the U.S. statutory rate	$7,697	$3,465	$11,285
State income taxes, net of federal tax benefit	(562)	176	1,162
Expenses permanently nondeductible for tax purposes	332	367	540
Foreign income taxes	253	(138)	(483)
Change in valuation allowance	589	(400)	-
Resolution of prior years’ tax exposure	(127)	(1,035)	(1,405)
Other	(150)	(66)	(99)
	$8,032	$2,369	$11,000

The tax effects of temporary differences that give rise to the Company’s deferred tax accounts as of December 31, 2005 and 2004 were as follows:

	2005	2004
Deferred tax assets:
Expenses not currently deductible (principally compensation and payroll-related)	$11,092	$11,830
Loss carryforwards	7,679	8,032
Credit carryforwards	1,953	1,550
Total gross deferred tax assets	20,724	21,412
Less: valuation allowance	(2,145)	(1,556)
Net total deferred tax assets	18,579	19,856
Deferred tax liabilities:
Deferral of revenues and accounts receivable	(2,427)	(2,867)
Basis differences for fixed assets	(769)	(1,319)
Intangible assets amortization	(767)	(107)
Other	(2,750)	(909)
Total gross deferred tax liabilities	(6,713)	(5,202)
Net deferred tax assets	$11,866	$14,654

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The valuation allowance primarily relates to the reduction of state loss carryforwards to a level which more likely than not will be realized. The total valuation allowance for the year ended December 31, 2005 increased by $589 due to an increase in the valuation allowance attributable to state loss carryforwards. The total valuation allowance for the year ended December 31, 2004 decreased $400 due to the reduction of the portion of the prior year valuation allowance attributable to capital loss carryforwards.

At December 31, 2005, for state income tax purposes, there are operating loss carryforwards aggregating approximately $141.7 million expiring in varying amounts from 2006 through 2019. Realization is dependent upon generating sufficient state taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future state taxable income during the carryforward period are reduced. During 2005, the Company utilized $6.5 million of federal net operating loss carryforwards.

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management’s intention to reinvest such earnings for the foreseeable future. At December 31, 2005, the undistributed earnings of the foreign subsidiaries amounted to approximately $44.0 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

Note 13 - Legal Proceedings and Claims

The Company has litigation and other claims pending which have arisen in the ordinary course of business.

The Company is a party to an arbitration proceeding involving a dispute regarding amounts due under a fixed-price contract with a customer. The amount claimed by the Company is $4.0 million, a portion of which has been recorded in accounts receivable as of December 31, 2005. The amount claimed by the customer is approximately $8.0 million, none of which has been reserved as a liability. While management anticipates a favorable resolution of this dispute, a favorable resolution cannot be assured, and an unfavorable resolution of this dispute could be material to the Company’s consolidated financial statements.

During 2005, there were various settlements, judgments and accruals established related to claims which had been made against the Company. Those items, resulting in a charge of $2.7 million in 2005, arose primarily from unemployment insurance and other tax matters and disputes with customers within the Business Solutions segment, and tax matters within the Todays segment. These charges are included in operating and administrative expenses in the accompanying consolidated statement of earnings for the year ended December 31, 2005.

During 2004, there were various settlements, judgments and accruals established relating to claims which had been made against the Company. Those items, resulting in a charge of approximately $5.4 million, arose primarily out of a dispute with a potential subcontractor and the resolution of tax matters within the Business Solutions segment, a lease dispute within the AndersElite segment, and a dispute with the purchaser of a business that was previously sold by the Company (the settlement of which was accounted for as a Corporate expense). Approximately $0.6 million of these charges are included in revenues and approximately $4.8 million of these charges are included in operating and administrative expenses in the accompanying consolidated statement of earnings for the year ended December 31, 2004.

Note 14 - Retirement Plans

Trusteed contributory and non-contributory defined contribution retirement plans have been established for the benefit of eligible employees. Costs of the plans are charged to earnings and are based on either a formula using a percentage of compensation or an amount determined by the Board of Directors. Charges to earnings for these retirement plans for the years ended December 31, 2005, 2004, and 2003 were $1,523, $1,017, and $1,418 respectively. The Company opted not to make contributions to its CDI Corporation Retirement Plan for the years ended December 31, 2005, 2004 or 2003. The Company does not provide other post-retirement or post-employment benefits.

Note 15 - Lease Commitments

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

Rental expenses and sublease proceeds for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
Rental expense	$15,037	$14,527	$14,432
Sublease proceeds	723	399	1,052

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

For periods after December 31, 2005, approximate minimum annual rental payments under non-cancelable leases and inflows under non-cancelable subleases are presented in the table below. These amounts include accrued lease liabilities of $1.4 million as described in Note 8.

	2006	2007	2008	2009	2010	There- after
Future minimum lease payments on non- cancelable leases (1)	$10,776	$9,526	$7,507	$6,637	$5,630	$14,346
Future minimum proceeds to be received under non-cancelable subleases (2)	$420	$136	$10	-	-	-

(1)	Includes leases assigned or sublet to third parties for which the Company remains obligated under the primary lease.
(2)	Includes leases assigned or sublet to third parties who remit lease payments directly to the lessors.

Note 16 - Disposition of Assets

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

Note 17 - Related Party Transactions

The Company obtains legal services, and through October 2005 sublet office space, from a law firm whose chairman is a member of the Company’s Board of Directors. Total disbursements to the law firm relating to these items aggregated approximately $1.7 million, $1.9 million, and $1.3 million, in 2005, 2004, and 2003, respectively.

On August 26, 2005, the Company entered into a relocation agreement with a newly hired MRI executive. Under the terms of the agreement, the executive transferred beneficial ownership of his former principal residence to the Company in exchange for $2.0 million. At the time of the transfer, the property had a fair value of $3.2 million with an outstanding mortgage of $1.4 million. In connection with this transaction, the MRI segment incurred expenses of $0.3 million, which is included in operating and administrative expenses in the accompanying 2005 consolidated statement of earnings. The Company had the property reappraised on December 27, 2005. Due to a decline in the fair value of the property, the Company recorded an impairment charge of $0.1 million, which is included in operating and administrative expenses in the accompanying 2005 consolidated statement of earnings. The Company has engaged a third party to sell the property and expects to sell the property in the next nine months. As required by the provisions of SFAS No. 144, the Company has classified the asset and the liability separately. The asset of $3.1 million and the mortgage payable of $1.4 million are presented in the consolidated balance sheet at December 31, 2005 in “Prepaid expenses and other assets” and “Other accrued expenses and other liabilities”, respectively. The value of the asset is included in MRI for segment reporting purposes (see Note 18).

Note 18 - Reporting Segments

The Company has four reporting segments: Business Solutions (“BS”), AndersElite (“Anders”), Todays Staffing (“Todays”), and Management Recruiters International (“MRI”). BS operates principally through five key verticals: CDI-Process & Industrial, CDI-Information Technology (“IT”) Services, CDI-Aerospace, CDI-Government Services, and CDI-Life Sciences.

•	CDI-Process and Industrial – Provides a full range of engineering, project management, design, professional staffing, and outsourcing solutions to firms in two different sectors: the process sector that includes firms in oil, gas, and chemicals; and the industrial sector, covering firms in power generation and energy transmission, telecommunications, and heavy manufacturing.

•	CDI-Information Technology Services – Provides IT staffing and IT outsourcing solutions to a broad range of primarily service-based industries.

•	CDI-Aerospace – Provides a full range of engineering, design, project management, professional IT and engineering staffing, and outsourcing solutions to both the commercial and military aerospace markets.

•	CDI-Government Services – Focuses on providing engineering, design, and logistics services to the defense industry.

•	CDI-Life Sciences – Offers design, validation, project management, engineering, professional staffing, and outsourcing solutions to customers in the pharmaceutical, bio-pharmaceutical, and regulated medical services industries.

Anders is a leading United Kingdom firm specializing in sourcing professionals from architects and surveyors, to electrical and construction engineers, to information technology professionals, in private and government-funded design and construction projects.

Todays provides temporary and permanent administrative, clerical, and legal staffing services as well as managed staffing services.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

MRI is a franchisor providing support services to its franchisees who engage in the search and recruitment of primarily management and sales personnel for employment by their customers. It also provides temporary staffing services to its franchisees’ as support to the franchisees’ network.

Segment data for the years ended December 31, 2005, 2004, and 2003 follows:

	2005	2004	2003
Revenues:
BS	$737,755	$700,831	$717,225
Anders	184,419	166,062	150,334
Todays	149,147	122,262	135,746
MRI	62,263	56,052	56,876
	$1,133,584	$1,045,207	$1,060,181
Operating profit:
BS	$14,694	$11,681	$25,535
Anders	6,144	2,456	8,614
Todays	3,588	2,165	6,371
MRI	14,106	9,830	3,622
Gain on sale of assets	420	-	-
Corporate expenses	(17,270)	(16,763)	(12,951)
	21,682	9,369	31,191
Interest income, net and other	307	528	1,053
	$21,989	$9,897	$32,244
Depreciation and amortization:
BS	$7,845	$6,778	$7,674
Anders	1,185	1,046	1,181
Todays	563	721	1,133
MRI	408	756	1,484
Corporate	299	317	391
	$10,300	$9,618	$11,863
Assets:
BS	$222,831	$194,424	$198,751
Anders	59,254	57,540	54,429
Todays	45,868	44,865	40,495
MRI	37,786	28,428	38,115
Corporate	13,755	33,762	73,390
	$379,494	$359,019	$405,180
Purchases of property and equipment:
BS	$11,969	$5,747	$11,233
Anders	1,052	1,229	661
Todays	1,515	338	1,107
MRI	919	180	332
Corporate	243	304	324
	$15,698	$7,798	$13,657

Inter-segment activity is not significant. Therefore, revenues reported for each operating segment are substantially all from external customers.

The Company is domiciled in the United States and its segments (other than Anders) operate primarily in the United States. Revenues and fixed assets by geographic area for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
Revenues:
United States	$858,050	$808,169	$847,015
United Kingdom, Canada and other	275,534	237,038	213,166
	$1,133,584	$1,045,207	$1,060,181
Property and Equipment:
United States	$30,884	$23,720	$26,513
United Kingdom, Canada and other	6,088	4,664	4,608
	$36,972	$28,384	$31,121

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CDI Corp.:

We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/S/ KPMG LLP
Philadelphia, Pennsylvania March 15, 2006

Quarterly Results (Unaudited)

The following is a summary of certain quarterly financial information for fiscal 2005 and 2004:

	Year Ended December 31, 2005
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Total
Revenues	$265,919	$286,411	$290,530	$290,724	$1,133,584
Gross profit	60,785	66,246	68,135	67,402	262,568
Operating and administrative expenses	57,665	59,980	61,207	62,580	241,432
Operating profit	3,540	6,266	6,928	4,948	21,682
Net earnings	2,314	3,998	4,173	3,320	13,805
Diluted earnings per share	0.12	0.20	0.21	0.16	0.69

	Year Ended December 31, 2004
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$255,987	$264,839	$263,152	$261,229	$1,045,207
Gross profit	61,164	62,927	62,224	59,079	245,394
Operating and administrative expenses	54,114	57,371	59,544	66,491	237,520
Operating profit (loss)	7,050	6,851	2,680	(7,212)	9,369
Net earnings (loss)	4,719	4,773	1,707	(3,671)	7,528
Diluted earnings (loss) per share	0.24	0.24	.08	(0.19)	0.38

(1)	During the fourth quarter of 2005, management identified and corrected certain errors that occurred in earlier 2005 quarters and prior years of $0.3 million and $1.2 million, respectively. The adjustments, amounting to $1.5 million ($1.1 million, net of tax, or $0.05 per basic and diluted share), reduced both revenues and gross profit by $1.4 million and increased expenses by $0.1 million in the fourth quarter of 2005. See Note 2 to the consolidated financial statements for more information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were not effective because a material weakness in internal control over financial reporting existed as of that date. The identified material weakness resulted from inadequate account analysis practices and procedures as described below. Due to this material weakness, the Company, in preparing its financial statements as of and for the year ended December 31, 2005, performed additional procedures relating to accounts receivable to ensure that the financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

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

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2005, the Company did not maintain effective internal control over financial reporting, due to a material weakness associated with inadequate account analysis practices and procedures, as described below:

In compiling the Company’s financial results for the fourth quarter ended December 31, 2005, management identified a material weakness in the Company’s internal control over financial reporting related to account analysis practices and procedures in its period-end financial reporting process. Specifically, management identified circumstances in which certain customer accounts receivable balances within its Business Solutions segment were not being properly analyzed, resulting in an accumulation of accounting errors that were not detected on a timely basis. The impact of the accounting errors resulted in an overstatement of accounts receivable in the 2003 and 2004 annual financial statements and financial statements for interim periods in 2005. These errors were corrected in the fourth quarter of 2005 and are more fully discussed in Note 2 to the Company’s consolidated financial statements.

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

The Company has taken a number of actions to remediate the material weakness described in (b) above. Specifically, the Company has developed and implemented new control processes and procedures over accounts receivable within its Business Solutions segment to ensure that customer accounts are being analyzed properly and on a timely basis, all identified adjustments are approved and recorded on a timely basis, and all account balances are substantiated by supporting detail. While the Company has implemented remediation plans, the aforementioned material weakness will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CDI Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that CDI Corp. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005:

Management identified a material weakness in the Company’s internal control over financial reporting related to account analysis practices and procedures in its period-end financial reporting process. Specifically, management identified circumstances in which certain customer accounts receivable balances within its Business Solutions segment were not being properly analyzed, resulting in an accumulation of accounting errors that were not detected on a timely basis. The impact of the accounting errors resulted in an overstatement of accounts receivable in the 2003 and 2004 annual financial statements and financial statements for interim periods in 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 15, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that CDI Corp. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CDI Corp. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 15, 2006

Item 9B.	Other Information

None.

    PART III

Item 10.	Directors and Executive Officers of the Registrant

Information related to security ownership of certain beneficial owners and management is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year.

The Company has adopted a code of ethics that applies to all of the Company’s employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is available on the Company’s website at www.cdicorp.com, or may be obtained free of charge by making a written request addressed to the Company’s Vice President of Corporate Communications. The Company will disclose on its website amendments to, and, if any are granted, waivers of, its code of ethics for its principal executive officer, principal financial officer, or principal accounting officer or controller.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 for common shares of the Company that may be issued under the CDI Corp. 2004 Omnibus Plan. It also includes information related to the CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors (“SPP”). See Note 9 in the Notes to consolidated financial statements for further information related to these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column A)
	A	B	C
Equity compensation plans approved by security holders (a)	1,095,148	$21.75	1,983,303
Equity compensation plans not approved by security holders	-	-	-
Total	1,095,148	$21.75	1,983,303

(a)	The number of securities in column A includes 96,332 units awarded to participants in the SPP plan. The weighted average share price of $22.86 for the SPP represents the weighted average market price per share of the Company’s common stock on the days when units were awarded to participants under the plans. Upon vesting, participants in the plans are entitled to receive an equal number of shares of the Company’s common stock.
At December 31, 2005, 30,464 shares would have been issuable to participants under the Stock Appreciation Rights component of the CDI Corp. 2004 Omnibus Plan. Participants are eligible to receive any appreciation in the value of the stock from the date of grant to the exercise date equal to the number of shares of the Company’s common stock on the day of vesting. The weighted average appreciation of the units was $6.49 based on the quoted market price of the Company’s common stock of $27.40 on December 30, 2005. The market price exceeded the grant price for 128,568 units of the 138,568 units granted under the plan.
At December 31, 2005, 54,918 shares of time-vested Deferred Stock were issuable to various employees. The Deferred Stock entitles each recipient to receive an equivalent number of shares of CDI common stock upon vesting. The shares of Deferred Stock vest 20% per year on the first five anniversaries of the date of grant. Deferred Stock will generally be forfeited prior to vesting if the holder’s employment with the company ends. Upon vesting, a holder of Deferred Stock is credited with additional shares of CDI common stock having a fair market value equal to the sum of the dividends that were paid on the common stock during the vesting period.

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

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2005 and 2004, the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years ended December 31, 2005, 2004 and 2003, the footnotes thereto, and the reports of KPMG LLP, independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004, and 2003.

(b)	Exhibits

Number	Exhibit
3.1	Articles of incorporation of the Registrant, incorporated herein by reference to Exhibit 3.(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-5519).

3.2.	Bylaws of the Registrant, incorporated herein by reference to Exhibit 3.(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-5519).

10.1	Promissory Note dated November 16, 2004 from CDI Corp. to JP Morgan Chase Bank, along with cover letter from JP Morgan Chase Bank to CDI Corp., incorporated herein by reference to Exhibit 10.m to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.2	Amendment dated February 27, 2006 to the Promissory Note from CDI Corp. to JP Morgan Chase Bank.

10.3	Amendment dated October 27, 2005 to the Promissory Note from CDI Corp. to JP Morgan Chase Bank.

10.4	Technical Services Agreement dated as of July 1, 2005 between CDI Corporation and International Business Machines Corporation, incorporated herein by reference to Exhibit 10.c to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-5519).

10.5	CDI Corp. 2004 Omnibus Stock Plan, incorporated herein by reference Appendix A to the Registrant’s 2004 proxy statement filed on Schedule 14A on April 21, 2004 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement.)

10.6	Amended and Restated CDI Corp. 1998 Non-Qualified Stock Option Plan, incorporated herein by reference to Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

Number	Exhibit

10.7	Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, incorporated herein by reference to Appendix C to the Registrant’s 2004 proxy statement filed on Schedule 14A on April 21, 2004 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.8	CDI Corporation Deferred Compensation Plan, incorporated herein by reference Exhibit No. 10.e to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.9	Executive Severance Arrangement Approved by the CDI Corp. Compensation Committee on September 10, 2002, incorporated herein by reference to Exhibit 10.o to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.10	Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to Exhibit 10.f to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.11	Employment Agreement dated August 11, 2005, between Registrant and Roger H. Ballou, incorporated herein by reference to Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.12	Employment Agreement dated October 1, 2001, between Registrant and Roger H. Ballou, incorporated herein by reference to Exhibit 10.n to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.13	Offer letter dated August 26, 2005 and Employment Agreement dated September 6, 2005 between CDI Corporation and Mark Kerschner, incorporated herein by reference to Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

Number	Exhibit

10.14	Non-Qualified Stock Option Agreement dated October 14, 2002 between Registrant and Jay G. Stuart, incorporated herein by reference to Exhibit 10.l to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

10.15	Restricted Stock Agreement dated October 14, 2002 between Registrant and Jay G. Stuart, incorporated herein by reference to Exhibit 10.m to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

10.16	Release and Waiver of Claims and Non-Competition Agreement dated December 20, 2004 between Registrant and Jay G. Stuart, incorporated herein by reference to Exhibit 10.l to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

10.17	Amendment dated March 10, 2005 to the Release and Waiver of Claims and Non-Competition Agreement between CDI Corporation and Jay G. Stuart, incorporated herein by reference to Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

10.18	Form of Stock Appreciation Rights Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on June 6, 2005 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.19	Form of Time-Vested Deferred Stock Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on June 6, 2005 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.20	Form of Performance-Contingent Deferred Stock Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report filed on June 6, 2005 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

10.21	Summary of Terms of 2005 cash bonus program for executive officers approved on February 15, 2005, incorporated herein by reference to Exhibit 10.c to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

Number	Exhibit

10.22	Summary of Terms of Stock Appreciation Rights and Deferred Stock awarded to Joseph R. Seiders and Cecilia J. Venglarik on February 15, 2005, incorporated herein by reference to Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

10.23	Bonus agreement dated April 27, 2005 between CDI Corporation and John Fanelli III, incorporated herein by reference to Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-5519). (Constitutes a management contract or compensatory plan or agreement)

10.24	Restricted Stock Agreement dated as of October 25, 1999 between CDI Corp. and Gregory L. Cowan, incorporated herein by reference to Exhibit 10.o to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-5519). (Constitutes a management contract or compensatory plan or arrangement)

21	List of Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDI Corp.
By: /s/	Roger H. Ballou
Roger H. Ballou
President and Chief Executive Officer
Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/	Roger H. Ballou	By: /s/	Walter R. Garrison	By: /s/	Constantine N. Papadakis
	Roger H. Ballou		Walter R. Garrison		Constantine N. Papadakis
	President, Chief		Director		Director
	Executive Officer and Director		Date: March 15, 2006		Date: March 15, 2006
(Principal Executive Officer)
	Date: March 15, 2006	By: /s/	Kay Hahn Harrell	By: /s/	Barton J. Winokur
			Kay Hahn Harrell		Barton J. Winokur
By: /s/	Mark A. Kerschner		Director		Director
	Mark A. Kerschner		Date: March 15, 2006		Date: March 15, 2006
Executive Vice President
	And Chief Financial Officer	By: /s/	Lawrence C. Karlson
	(Principal Financial and		Lawrence C. Karlson
	Accounting Officer)		Director
	Date: March 15, 2006		Date: March 15, 2006

By: /s/	Michael J. Emmi	By: /s/	Ronald J. Kozich
	Michael J. Emmi		Ronald J. Kozich
	Director		Director
	Date: March 15, 2006		Date: March 15, 2006

Schedule II

CDI CORP. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(Allowance for Uncollectible Receivables)

	Years ended December 31, 2005, 2004 and 2003
	Balance at beginning of year	Additions charged to earnings	Uncollectible receivables written off, net of recoveries	Balance at end of year

December 31, 2005	$4,466,000	$1,296,000	$2,174,000	$3,588,000
December 31, 2004	$5,496,000	$1,349,000	$2,379,000	$4,466,000
December 31, 2003	$7,683,000	$1,843,000	$4,030,000	$5,496,000