Form 10-Q
period 2006-03-31
CDI CORP
filed 2006-05-10
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (as defined in Section 12b-2 of the Exchange Act.)

Large accelerated file  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Outstanding shares of each of the Registrant’s classes of common stock as of May 1, 2006 were:

Common stock, $.10 par value	19,963,934 shares
Class B common stock, $.10 par value	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CDI CORP. and SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,684	$13,407
Accounts receivable, less allowance for doubtful accounts of $4,283 - March 31, 2006; $3,588 - December 31, 2005	246,545	232,365
Prepaid expenses and other assets	8,699	6,910
Income taxes receivable	925	2,135
Deferred income taxes	5,255	4,938

Total current assets	282,108	259,755
Property and equipment, at cost
Computers and systems	102,769	100,234
Equipment and furniture	29,220	29,305
Leasehold improvements	15,870	15,318

	147,859	144,857
Accumulated depreciation	(110,316)	(107,885)

Property and equipment, net	37,543	36,972
Deferred income taxes	5,990	6,928
Goodwill	71,316	71,199
Other assets	4,746	4,640

Total assets	$401,703	$379,494

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Liabilities and Shareholders’ Equity
Current liabilities:
Obligations not liquidated because of outstanding checks	$3,725	$5,511
Accounts payable	34,766	31,356
Withheld payroll taxes	1,810	1,720
Accrued compensation and related expenses	56,899	41,801
Other accrued expenses and other liabilities	15,922	14,555
Income taxes payable	3,320	2,823

Total current liabilities	116,442	97,766
Deferred compensation and other non-current liabilities	9,164	10,250

Total liabilities	125,606	108,016

Commitments and Contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 20,844,598 shares - March 31, 2006; 20,789,972 shares - December 31, 2005	2,084	2,079
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	37,077	35,459
Retained earnings	253,256	250,534
Accumulated other comprehensive income	6,064	5,822
Unamortized value of restricted stock issued	—	(32)
Less common stock in treasury, at cost - 966,934 shares - March 31, 2006 and December 31, 2005	(22,384)	(22,384)

Total shareholders’ equity	276,097	271,478

Total liabilities and shareholders’ equity	$401,703	$379,494

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2006	2005
Revenues	$307,331	$265,919
Cost of services	236,760	205,134

Gross profit	70,571	60,785
Operating and administrative expenses	62,737	57,665
Gain on sale of asset	—	(420)

Operating profit	7,834	3,540
Interest income, net and other	163	147

Earnings before income taxes	7,997	3,687
Income tax expense	3,091	1,373

Net earnings	$4,906	$2,314

Basic earnings per share	$0.25	$0.12
Diluted earnings per share	$0.25	$0.12

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Three months ended March 31,
	2006	2005
Common stock
Beginning of period	$2,079	$2,067
Exercise of stock options	1	—
Stock purchase plan	4	1

End of period	$2,084	$2,068

Additional paid-in-capital
Beginning of period	$35,459	$31,687
Reclassification from unamortized value of restricted stock	(32)	—
Exercise of stock options	134	40
Stock purchase plan	985	196
Time-vested deferred stock	33	—
Deferred stock-based compensation	476	—
Restricted stock	4	—
Tax benefit from equity compensation plans	18	4

End of period	$37,077	$31,927

Retained earnings
Beginning of period	$250,534	$245,425
Net earnings	4,906	2,314
Dividends paid to shareholders	(2,184)	(2,168)

End of period	$253,256	$245,571

Accumulated other comprehensive income
Beginning of period	$5,822	$10,559
Translation adjustment	242	(901)

End of period	$6,064	$9,658

Unamortized value of restricted stock issued
Beginning of period	$(32)	$(228)
Restricted stock-amortization	—	33
Reclassification to additional paid-in-capital	32	—

End of period	$—	$(195)

Treasury stock
Beginning and end of period	$(22,384)	$(22,320)

Comprehensive income
Net earnings	$4,906	$2,314
Translation adjustment	242	(901)

Total	$5,148	$1,413

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2006	2005
Operating activities:
Net earnings	$4,906	$2,314
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	2,510	2,537
Deferred income taxes	624	846
Stock-based compensation	623	127
Tax benefit from equity compensation plans	—	4
Gain on sale of asset	—	(420)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,015)	(17,418)
Prepaid expenses	(1,785)	(2,097)
Accounts payable	3,391	36
Accrued expenses and other current liabilities	16,421	7,402
Income taxes	1,703	3,409
Other assets, non-current liabilities and other	(147)	107

Net cash provided by (used in) operating activities	14,231	(3,153)

Investing activities:
Additions to property and equipment	(3,071)	(2,513)
Proceeds from sale of asset	—	644
Other	(109)	(64)

Net cash used in investing activities	(3,180)	(1,933)

Financing activities:
Dividends paid to shareholders	(2,184)	(2,168)
Obligations not liquidated because of outstanding checks	(1,786)	1,203
Proceeds from exercises of employee stock options	135	41
Tax benefit from equity compensation plans	18	—

Net cash used in financing activities	(3,817)	(924)

Effect of exchange rate changes on cash	43	(267)

Net increase (decrease) in cash and cash equivalents	7,277	(6,277)

Cash and cash equivalents at beginning of period	13,407	32,716

Cash and cash equivalents at end of period	$20,684	$26,439

Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$—
Cash paid (received) for income taxes, net	440	(3,264)

Supplemental disclosure of non-cash financing transactions:
Issuance of common stock under stock-based compensation plans	$989	$197

See	accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

1. Basis of Presentation

The accompanying consolidated interim financial statements of CDI Corp. (“CDI” or the “Company”) are unaudited. The balance sheet as of December 31, 2005 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2005 reported in Form 10-K, filed March 16, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

Effective January 1, 2006, the Company adopted the provisions of, and began to account for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123—revised 2004, Share-Based Payment (“SFAS No. 123(R)”). Prior to the adoption of SFAS No. 123(R), the Company applied the provisions prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based awards, and accordingly, recognized no compensation cost for stock options. Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company has applied the modified-prospective method, under which prior periods are not restated for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date is being recognized over the remaining service period. Stock-based compensation is classified in operating and administrative expenses in the consolidated statements of earnings. See Note 6 for further information regarding the Company’s stock-based compensation.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the full year or any portion thereof.

2. Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reportable segment, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the period over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company has conducted its latest annual goodwill impairment test as of July 1, 2005 and identified no impairments.

The following table summarized the changes in the Company’s carrying value of goodwill by reportable segment from December 31, 2005 to March 31, 2006:

	Balance at December 31, 2005	Translation Adjustments	Balance at March 31, 2006
Business Solutions	$16,662	$—	$16,662
AndersElite	21,167	105	21,272
Todays	23,524	—	23,524
MRI	9,846	12	9,858

	$71,199	$117	$71,316

3. Short-term Borrowings

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

Interest on outstanding borrowings is determined, at the option of the Company, either by the Prime Rate or the Adjusted LIBOR Rate (as defined in the promissory note agreement) plus 0.75%. There are no commitment or facility fees associated with this line of credit. During the first quarter of 2006, the Company’s outstanding borrowings ranged from $0.1 million to $15.0 million and the weighted average interest rate on short-term borrowings was 7.5%. Interest expense for the three months ended March 31, 2006 was less than $0.1 million. For the three months ended March 31, 2005, the Company did not have any borrowings under this facility.

There were no outstanding borrowings under this facility at March 31, 2006.

4. Real Estate Exit Costs

During 2004, the Company experienced continued declines in demand in its Life Sciences vertical within the Business Solutions segment causing excess real estate capacity. Management also determined that there was excess real estate capacity in the MRI segment. Accordingly, certain real estate properties were permanently vacated, resulting in the Company recording pre-tax charges of $2.9 million, of which $0.6 million related to leasehold improvements and $2.3 million was for operating lease terminations.

During the second half of 2005, management recorded an additional expense of $0.6 million for operating lease terminations, of which $0.2 million was charged to the Business Solutions segment and $0.4 million was charged to the MRI segment.

There were no charges to expense during the three month periods ended March 31, 2006 and 2005.

The table presented below shows the activity related to real estate exit costs from a balance sheet perspective by reportable segments:

	Business Solutions	MRI	Totals
Balance as of December 31, 2004	$238	$1,382	$1,620

Additional charges for real estate exit costs	187	391	578
Payments	(362)	(483)	(845)

Balance as of December 31, 2005	63	1,290	1,353

Payments	(32)	(127)	(159)

Balance as of March 31, 2006	$31	$1,163	$1,194

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

The number of common shares used to calculate basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 was determined as follows:

	Three months ended March 31,
	2006	2005
Basic
Average shares outstanding	19,837,125	19,707,001
Restricted shares issued not vested	(1,200)	(16,800)

	19,835,925	19,690,201

Diluted
Shares used for basic calculation	19,835,925	19,690,201
Dilutive effect of shares / units granted under Omnibus Stock Plan	12,291	77,029
Dilutive effect of units issuable under Stock Purchase Plan	160,501	111,255

	20,008,717	19,878,485

6. Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, the Company did not recognize compensation expense for stock options since the options were granted at an exercise price equal to or in excess of the market price at the date of grant and the number of shares granted was fixed at that point in time. For stock appreciation rights, the Company re-measured at each reporting date the difference between the current quoted market price of the stock and the grant price. If the market price exceeded the grant price the Company recognized compensation expense based on the percentage of service completed less compensation cost previously recognized. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, the Company disclosed in the notes to the consolidated financial statements the effects on net income of applying the fair value method of accounting for stock-based compensation plans under SFAS No. 123, Accounting for Stock-Based Compensation.

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires all share-based payments to employees to be recognized as an expense based on the estimated fair value of the award on the date of grant. The Company has elected the modified prospective transition method which does not require restatement of prior periods. The Company used the Black-Scholes option pricing model to estimate the fair value of all share-based awards. Compensation cost includes the estimated fair value of all share-based awards which were not fully vested as of January 1, 2006 and the estimated fair value of all share-based awards granted subsequent to January 1, 2006. Compensation expense, less expected forfeitures, is being recognized over the service period on a straight-line basis. Under SFAS No. 123(R), the estimated forfeiture method is required such that expected future forfeitures of non-vested awards are reflected as a reduction of stock-based compensation expense. Estimated forfeitures may need to be revised in subsequent periods if actual forfeitures differ from estimates. However, SFAS No. 123(R) does not allow a subsequent reduction of compensation expense if a vested share-based payment is later forfeited, as would occur when an out-of-the money stock option is surrendered by a resigning employee. Forfeitures were estimated at the time of grant and were based upon historical experience.

The Company has two stock-based compensation plans, the CDI Corp. 2004 Omnibus Stock Plan (“Omnibus Plan”) and the Stock Purchase Plan for Management Employees and Non-Employee Directors (“Stock Purchase Plan”). The Omnibus Plan allows eligible employees to receive awards of stock options, stock appreciation rights, deferred stock, restricted stock, and performance-based restricted stock units. Under the Stock Purchase Plan, certain employees and non-employee directors may purchase shares of the Company’s common stock with a portion of bonuses for employees or retainer fees for non-employee directors.

Stock-based compensation expense is included in operating and administrative expenses in the consolidated statement of earnings and amounted to $623 ($382, net of tax) and $127 ($96, net of tax) for the three month periods ended March 31, 2006 and 2005, respectively. The table below summarizes the components of stock-based compensation expense for all of the Company’s stock-based plans for the three month periods ended March 31, 2006, and 2005:

	2006	2005
Stock options	$333	$—
Stock appreciation rights	43	6
Time-vested deferred stock	78	13
Restricted stock	41	29
Performance contingent deferred stock	62	—
Stock purchase plan	66	79

	$623	$127

Stock options

The table below summarizes the fair value of options granted for the three months ended March 31, 2006 and the assumptions utilized to estimate the fair value. The Company did not grant stock options during the quarter ended March 31, 2005.

2006
Risk-free interest rate	4.625%
Expected life of option	5.0 years
Expected stock price volatility	37%
Expected dividend yield	1.53%
Weighted-average fair value at grant date	$9.87

Options are generally granted at a price equal to or greater than the quoted market price per share of the Company’s common stock on the last trading day preceding the date of grant. Employee stock options generally vest ratably over a five year period and expire seven years from the date of grant. In estimating the expected term of the options, the Company has utilized the “simplified method” allowable under SEC Staff Accounting Bulletin No. 107, Share-Based Payment. The expected stock price volatility is based on the historical volatility of the Company’s common stock over the previous five years.

The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	913,434	$22.75
Granted	17,000	28.78
Exercised	(8,980)	20.29
Forfeited/cancelled	(8,630)	25.43

Outstanding at March 31, 2006	912,824	$22.87	4.5	$5,930

Exercisable at March 31, 2006	639,244	$21.53	4.4	$5,072

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on March 31, 2006. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $0.2 million which represents the difference between the exercise prices and the closing stock price on the date of exercise.

The following table summarizes the Company’s nonvested stock option activity and related information for the three months ended March 31, 2006:

	Options	Weighted Average Exercise Price
Nonvested at December 31, 2005	374,156	$25.03
Granted	17,000	28.78
Vested	(110,646)	23.34
Forfeited/cancelled	(6,930)	24.60

Nonvested at March 31, 2006	273,580	$25.96

As of March 31, 2006, total unrecognized compensation cost related to nonvested stock options was $2.4 million and will be recognized over the remaining weighted-average service period of 1.8 years.

Stock Appreciation Rights (“SARs”)

The following table summarizes the fair value of SARs granted for the three months ended March 31, 2006 and 2005, respectively, and the assumptions utilized to estimate the fair value:

	2006	2005
Risk-free interest rate	4.605%	3.850%
Expected life of option	5.0 years	5.5 years
Expected stock price volatility	37%	35%
Expected dividend yield	1.53%	2.37%
Weighted-average fair value at grant date	$9.10	$6.50

SARs generally vest ratably over a five year period and expire seven years from the date of grant. Designated employees are eligible to receive any appreciation in the value of the stock from the date of grant to the exercise date. Upon exercise, the net amount of any increase in stock price, minus withholding taxes, is payable in shares of common stock. In estimating the expected term of the options, the Company has utilized the “simplified method” allowable under SEC Staff Accounting Bulletin No. 107. The expected stock price volatility is based on the historical volatility of the Company’s common stock over the previous five years.

The following table summarizes the Company’s SARs activity and related information for the three months ended March 31, 2006:

	Units	Weighted average exercise price	Weighted average Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	138,568	$21.41
Granted	154,975	26.56
Exercised	(400)	20.72
Forfeited/cancelled	(2,750)	20.72

Outstanding at March 31, 2006	290,393	$24.16	6.5	$1,337

Exercisable at March 31, 2006	22,030	$20.74	5.9	$177

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on March 31, 2006. The total intrinsic value of SARs exercised during the three months ended March 31, 2006 was not material.

The following table summarizes the Company’s nonvested SAR’s activity and related information for the three months ended March 31, 2006:

	Units	Weighted average exercise price
Nonvested at December 31, 2005	138,568	$21.41
Granted	154,975	26.56
Vested	(22,430)	20.74
Forfeited/cancelled	(2,750)	20.72

Nonvested at March 31, 2006	268,363	$24.44

As of March 31, 2006, total unrecognized compensation cost related to nonvested SARs was $1.4 million and will be recognized over the remaining weighted-average service period of 3.0 years.

The table below illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three months ended March 31, 2005. The Black-Scholes option pricing model was used to estimate the fair value of stock options and SARs.

Three months ended March 31, 2005
Net income, as reported	$2,314

Stock-based employee and director compensation cost included in reported net income, net of income tax effect	96
Stock-based employee and director compensation cost under fair value method, net of income tax effect	(59)

Pro forma net Income	$2,351

Net income per share:
Basic - as reported	$0.12
Basic - pro forma	$0.12

Diluted - as reported	$0.12
Diluted - proforma	$0.12

Deferred Stock

Time-Vested Deferred Stock (“Deferred Stock”) entitles each recipient to receive a number of shares of CDI common stock upon vesting. The shares of Deferred Stock vest 20% on each of the next five anniversaries of the date of grant. Deferred Stock will generally be forfeited prior to vesting if the holder’s employment with the Company ends. Upon vesting, a holder of Deferred Stock is credited with additional shares of CDI common stock having a fair market value equal to the sum of the dividends that would have been paid on the deferred stock during the vesting period. Compensation cost on Deferred Stock is calculated based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight-line basis over the vesting period. Compensation expense totaled $78 and $13 for the three months ended March 31, 2006 and 2005, respectively.

Restricted Stock

Shares of restricted common stock issued under the Omnibus Plan vest with the passage of time, generally four to five years and have a fixed value at the time of grant. Shares that do not vest are forfeited. To the extent that unvested restricted shares are forfeited, the additional paid-in-capital account will be reduced and forfeited shares will be placed in treasury stock. Compensation cost related to the restricted stock awards is calculated based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight-line basis over the vesting period. Compensation expense totaled $41 and $29 for the three months ended March 31, 2006 and 2005, respectively.

Performance Contingent Deferred Stock

In 2006, the Company issued performance contingent awards granted under the Omnibus Plan that generally vest over a two year period. Awards are earned based on the achievement of pre-determined goals. The fair value of the awards is determined on the date of grant. If the Company determines the achievement of the performance conditions is probable, there will be charges to earnings on a straight-line basis over the vesting period. Based on the expected financial performance of the Company for the year ending December 31, 2006, the Company expects approximately 18,500 shares to vest. Those shares had a fair value of $492 based upon the quoted market value on the date of grant. For the quarter ended March 31, 2006, the Company recognized compensation expense of $62.

Stock Purchase Plan

The Stock Purchase Plan allows designated employees and non-employee directors to purchase shares of the Company’s common stock (“SPP units”) with a portion of their bonuses (in the case of employees) or retainer fees (in the case of directors). Certain senior management personnel are required to participate by using 25% of their annual bonus awards to purchase SPP units and can elect participation for up to an additional 25%. Other employee participants can elect to use up to 25% of their annual bonus amount to purchase SPP units. Non-employee directors may participate by using some or all of their director fees to purchase SPP units. The Company makes a matching contribution of one SPP unit for every three units purchased by a participant on a voluntary basis. Vesting of units occurs over a period of three to ten years as chosen by the participant. Compensation cost is calculated based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight-line basis over the vesting period. The Company recognized compensation expense of $66 and $79 for the three months ended March 31, 2006 and 2005, respectively.

7. Related Party Transaction

On August 26, 2005, the Company entered into a relocation agreement with a newly hired MRI executive. Under the terms of the agreement, the executive transferred beneficial ownership of his former principal residence to the Company in exchange for $2.0 million. At the time of the transfer, the property had a fair value, net of costs to sell, of

$3.2 million with an outstanding mortgage of $1.4 million. During the fourth quarter of 2005, the Company recorded an impairment charge of $0.1 million, reducing the carrying amount of the asset to $3.1 million as of December 31, 2005. On March 31, 2006, the Company had the property reappraised. Due to a decline in the fair value of the property, the Company recorded an additional impairment charge of $0.3 million in the first quarter of 2006, which is included in operating and administrative expenses in consolidated statement of earnings. The Company has engaged a third party to sell the property and expects to sell the property in the near term. The Company has classified the asset and the liability separately. The asset of $2.8 million and the mortgage payable of $1.4 million are presented in the consolidated balance sheet at March 31, 2006 in “Prepaid expenses and other assets” and “Other accrued expenses and other liabilities”, respectively. The value of the asset is included in MRI for segment reporting purposes (see Note 8).

8. Reporting Segments

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

Todays provides temporary and permanent administrative, clerical, legal and financial staffing services as well as managed staffing services.

MRI is a franchisor providing support services to its franchisees who engage in the search and recruitment of primarily management and sales personnel for employment by their customers. It also provides temporary staffing services to its franchisees as support to the franchisees’ network.

Effective January 1, 2006, the Company changed its method of allocating shared services costs to more accurately reflect management and staff time devoted to, and central costs attributable to, the reporting segments.

The Company has revised the reporting segments’ prior year operating profit for comparative purposes. Operating segment data is presented in the following table:

	Three months ended March 31,
	2006	2005
Revenues:
BS	$203,547	$176,997
Anders	48,586	41,810
Todays	39,454	33,207
MRI	15,744	13,905

	$307,331	$265,919

Operating profit (loss):
BS	$7,738	$3,581
Anders	1,117	738
Todays	724	(456)
MRI	3,279	3,447
Gain on sale of asset	—	420
Corporate expenses	(5,024)	(4,190)

	$7,834	$3,540

The following table reconciles the amount of operating profit as previously reported to the revised amounts as shown above:

	Three months ended March 31, 2005
	Amounts previously reported	Reclassifications	As Revised
Operating profit (loss):
BS	$3,336	$245	$3,581
Anders	893	(155)	738
Todays	(184)	(272)	(456)
MRI	3,265	182	3,447
Gain on sale of asset	420	—	420
Corporate expenses	(4,190)	—	(4,190)

	$3,540	$—	$3,540

	March 31, 2006	December 31, 2005
Assets:
BS	$230,372	$222,831
Anders	66,252	59,254
Todays	47,786	45,868
MRI	36,262	37,786
Corporate	21,031	13,755

	$401,703	$379,494

Inter-segment activity is not significant; therefore, revenues reported for each operating segment are substantially all from external customers.

9. Sale of Asset

During the first quarter of 2005, the Company recorded a pre-tax gain of $0.4 million from a sale of a non-operating corporate asset. Proceeds from this sale were $0.6 million.

10. Commitments and Contingencies

The Company has litigation and other claims pending which have arisen in the ordinary course of business. In the opinion of management, with the exception of the item discussed below, none of these matters will have a material impact on the Company’s financial position or results of operations.

The Company is a party to an arbitration proceeding involving a dispute regarding amounts due under a fixed-price contract with a customer. The arbitration hearing process commenced during the first quarter of 2006 and is expected to be completed within the next few months. The amount claimed by the Company is $4.0 million, a portion of which has been recorded in accounts receivable as of March 31, 2006. The amount originally claimed by the customer was approximately $8.0 million, which has been reduced to $5.1 million during the arbitration. While management anticipates a favorable resolution of this dispute, a favorable resolution cannot be assured, and an unfavorable resolution of this dispute could be material to the Company’s consolidated financial statements.

11. Subsequent Event

On April 27, 2006, the Company declared a quarterly dividend of $0.11 per share to all shareholders of record as of May 11, 2006. The dividend will be paid on May 25, 2006. As of May 1, 2006, there were 19,963,934 shares outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, expected expenditures and future financial results, are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “intends,” “plans,” “estimates,” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: changes in general economic conditions and levels of capital spending by customers in the industries that the Company serves; possible inaccurate assumptions or forecasts regarding the bill rate, profit margin, duration of assignment and utilization rate applicable to billable personnel; competitive market pressures; the availability of qualified labor; changes in customers’ attitudes towards outsourcing; the Company’s level of success in attracting, training, and retaining qualified management personnel and other staff employees; the ability to pass on to customers increases in costs (such as those relating to workers’ compensation or unemployment insurance or which may arise from regulatory requirements); the Company’s performance on customer contracts; the possibility of incurring liability for the Company’s activities, including the activities of its temporary employees; and government policies or judicial decisions adverse to the staffing industry. More detailed information about some of these risks and uncertainties may be found in the Company’s filings with the SEC, particularly in “Risk Factors” in Part 1, Item 1A of the Company’s 2005 Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such statements, whether as a result of new information, future events or otherwise.

Results of Operations

Executive Summary

CDI’s operating performance in the first quarter of 2006 continued to demonstrate solid momentum as revenues increased 15.6% as compared to the same period in the prior year. This was due to a number of factors, including a steadily improving economic environment, continued strength in hiring and employment levels, and increasing capital spending by customers in the Company’s key business verticals. In addition, focused execution by sales and operations teams, key account wins across a broad spectrum of accounts in both the current quarter and the second half of 2005, and a growing demand for project outsourcing and staffing services has all four of the Company’s reporting segments showing double-digit increases in revenues and significant increases in gross profit.

Within the Business Solutions (“BS”) segment, revenues increased 15.0% in the first quarter of 2006 as compared to the first quarter of 2005 due to strong growth in all five verticals. Revenues in the Process & Industrial vertical (“P&I”), which were driven primarily by increased capital spending by customers in the oil, gas, and chemical industries, increased 13.7% as compared to the same period in the prior year. The Information Technology (“IT”) and Government Services verticals both reflect quarter-over-quarter growth of 15.2% and 24.8%, respectively, as major account wins in the second half of 2005 began to generate increased revenues in 2006. The Aerospace vertical continues to benefit from the expansion of existing client relationships and a strong pipeline of contract wins as revenues increased 13.4% in the first quarter of 2006 as compared to the same period in the prior year. In addition, BS’ gross profit margin increased from 18.3% in the first quarter of 2005 to 19.4% in the first quarter of 2006, and operating profit in the first quarter of 2006 improved $4.1 million, or 116.1% over the same prior year period.

In the first quarter of 2006, the U.K.-based AndersElite (“Anders”) segment reported a 16.2% increase in revenues compared to the first quarter of 2005, which was reduced by unfavorable currency movement of 9.4%. In the U.K., the construction industry continues to grow with the rail system rebuilding, new government-related projects and private industry-related projects. Operating profit increased $0.4 million, or 51.4%, in the first quarter of 2006 as compared to the same period in the prior year due primarily to increased efficiencies and productivity among recruiting and sales personnel and the opening of an additional office.

The Todays Staffing (“Todays”) segment also achieved a double-digit increase in revenues in the first quarter of 2006 compared to the same quarter last year driven by growth in both retail and national accounts. Gross profit in the first quarter of 2006 increased $0.8 million, or 9.0% as compared to the prior year; however, gross profit margin decreased from 25.1% to 23.0% primarily due to competitive pricing pressures and the faster growth of lower-margin national accounts. Investments made in hiring sales and recruitment management personnel in the prior year continue to improve productivity in 2006, which resulted in operating profit of $0.7 million in the first quarter of 2006 versus a loss of $0.5 million in the first quarter of 2005.

The Management Recruiters International (“MRI”) segment revenues increased 13.2% in the first quarter of 2006 compared to the first quarter of 2005 principally due to increased staffing services revenues. Operating profit decreased $0.2 million, or 6.0%, compared to the prior year quarter. The change was primarily due to a shift in the business mix, with the growth rate of lower margin staffing services exceeding the growth rate of royalties, and an impairment charge on an asset held for sale.

During the first quarter of 2006, CDI’s net earnings more than doubled due primarily to the revenue growth indicated above, improved gross profit margin, and a lower rate of operating and administrative expenses as a percentage of revenues. This increase in reported gross profit was principally attributable to a greater mix of higher margin project outsourcing revenue and an increase in permanent placement revenue. Operating and administrative expenses, as a percent of revenues, declined in the first quarter of 2006 as compared to the first quarter of 2005. This decline was principally attributable to the Company’s ability to leverage its fixed cost base.

Business Strategy

CDI’s business model is based on certain critical elements. CDI strives to meet the needs of its customers through its ability to recruit highly-qualified technical and managerial personnel, develop cost effective solutions, and manage the implementation of complex projects. During the past several years, the Company has implemented organizational and reporting changes in support of its vertical go-to-market strategy. The Company has developed more efficient business processes, instituted cost containment measures and increased productivity. As a result, CDI expects to generate low to mid-teen variable contribution percentage margins on incremental revenue.

Key Performance Indicators

Revenue growth is favorably impacted by external factors such as a strong business environment, an increase in capital spending and low U.S. unemployment rates. Improving economic growth typically results in increasing demand for labor. Low unemployment rates indicate relatively full employment for the types of employees CDI customers hire on a permanent and contract basis. Internally, CDI’s ability to capitalize on opportunities created by economic expansion, its performance on new and existing accounts, new contract and account wins, and the ability to mitigate competitive pricing pressures will affect the Company’s ability to increase revenue.

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

Consolidated Results of Operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005

The table that follows presents quarter-over-quarter revenues by service type along with some key metrics (in percentages):

	Three months ended March 31,		Change
	2006	2005	$	%
(in millions)
Revenues
Staffing services	$202.6	$177.1	$25.5	14.4%
Project outsourcing	90.6	75.3	15.3	20.3
Permanent placement and royalties	13.8	13.0	0.8	6.2
Franchise fees	0.3	0.5	(0.2)	(40.0)

	$307.3	$265.9	$41.4	15.6

Gross profit	$70.6	$60.8	$9.8	16.1
Gross profit margin	23.0%	22.9%
Operating and administrative expenses	$62.7	$57.7	$5.0	8.7
Operating and administrative expenses as a percent of revenues	20.4%	21.7%
Operating profit	$7.8	$3.5	$4.3	122.9
Operating profit as a percent of revenues	2.5%	1.3%
Net earnings	$4.9	$2.3	$2.6	112.0
Cash and cash equivalents	$20.7	$26.4	$(5.7)	(21.6)
Cash flow provided by (used in) operations	$14.2	$(3.2)	$17.4	N/A %
Return on equity (1)	6.1%	3.5%

(1)	Current quarter combined with the three preceeding quarters’ earnings or (loss) divided by the average shareholders’
equity.

Consolidated revenues for the first quarter of 2006 were $307.3 million, compared to $265.9 million in the first quarter of 2005, an increase of $41.4 million, or 15.6%. Revenues in three of the four categories of revenue and all four Company reporting segments increased in the first quarter of 2006 as compared to the same period in 2005. The improvement in consolidated revenues was driven primarily by a strong economic business environment and:

•	Increased demand for project outsourcing services within all five BS verticals as a result of significant capital spending by customers, primarily within the oil, gas, and chemical, and the commercial aerospace industries.

•	An increase in BS, Todays, and Anders’ staffing services revenue as investments in sales and recruiting capabilities in prior years contributed to revenue growth.

•	An improvement in MRI’s staffing services revenue as management expanded its efforts to support its franchised offices in pursuit of this business.

The Company’s consolidated gross profit of $70.6 million in the first quarter of 2006 was higher by $9.8 million, or 16.1%, as compared to the first quarter of 2005. The increase in gross profit was primarily due to the revenue growth indicated above.

Consolidated operating and administrative expenses of $62.7 million in the first quarter of 2006 increased $5.0 million, or 8.7%, from the first quarter of 2005. This increase is due primarily to:

•	Higher staff salaries and incentive-based compensation associated with the revenue growth indicated above.

•	An increase in facilities costs associated with the P&I vertical expansion in Houston, Texas and Anders expansion in the U.K.

•	Incremental spending related to the Company’s Sarbanes-Oxley compliance and financial controls of $0.3 million.

•	Increased cost of stock-based compensation expenses of $0.5 million.
•	An impairment charge of $0.3 million related to a decline in the fair value of an asset held for sale.

Operating profit was $7.8 million in the first three months of 2006 as compared to $3.5 million in the first three months of 2005, an increase of $4.3 million, or 122.9%. Operating profit as a percentage of revenues nearly doubled from 1.3% in the first quarter of 2005 to 2.5% for the same period in the current year. The increase is a result of the net effect of those items indicated above and the Company’s ability to leverage its fixed cost base.

The Company’s effective income tax rate increased from 37.2% in the first quarter of 2005 to 38.6% in the first quarter of 2006. The increase in the effective tax rate is primarily due to higher state income taxes for the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Between the issuance of the Company’s press release announcing the first quarter 2006 results of operations and the filing of this Quarterly Report on Form 10-Q, the Company determined that revenues in its Business Solutions segment were $0.3 million and operating profit was $0.2 million less than reported in the press release. The numbers in this report on Form 10-Q reflect these adjustments. Basic and diluted earnings per share did not change as a result of these adjustments.

Segment Discussion

Business Solutions (“BS”)

Business Strategy

BS’ business model is a key factor in its continued growth and profitability. BS pursues the development of long-term affiliations and alliances with its customers as a cost effective, single source provider of professional staffing and project outsourcing services. By working as a central supplier and partner with its customers, BS is able to develop an understanding of their overall business needs as well as the unique technical needs of their projects. This approach creates the opportunity for BS to provide a greater and more integrated range of services for its customers to facilitate efficient project management, program integration and transition, and execution. The success of BS’ business strategy is dependent on maintaining and renewing its existing customers or contracts, continued capital spending by its major engineering customers, the ability to win new contract awards and accounts and the availability and cost of labor. In addition, BS continues to strategically engage in offshore arrangements to lower its cost of services for clients and tap into a broader talent pool.

Key Performance Indicators

The Company manages and assesses BS’ performance through various means, with the primary financial and operational measures including revenue growth, new contract wins, new accounts and gross margin.

Revenue growth reflects performance on both new and existing contracts. Incremental increases in revenue will not generally result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving profit margins.

New contract and account wins are the primary drivers of future revenue and provide an assessment of BS’ ability to compete. The total level of new contract wins fluctuates from quarter to quarter depending on the timing of new contracts as well as numerous external factors. BS employs strict financial and operational reviews in the contracting process to evaluate risks and generate appropriate margins and returns.

Gross margins reflect BS’ performance and ability to achieve desired pricing and control labor costs, and BS’ focus on maintaining and improving overall margins has led to improved profitability. Gross margins can also shift as a result of the mix of business, with project business generally providing higher margins.

Results of Operations

The following table presents quarter-over-quarter changes in revenue from each of BS’ verticals for the three months ended March 31, 2006 as compared to the same period in 2005:

	Three months ended March 31,		Change
	2006	2005	$	%
(in millions)
Revenues:
CDI-Process and Industrial	$90.6	$79.7	$10.9	13.7%
CDI-Information Technology Services	73.5	63.8	9.7	15.2
CDI-Aerospace	22.8	20.1	2.7	13.4
CDI-Government Services	14.1	11.3	2.8	24.8
CDI-Life Sciences	2.5	2.1	0.4	19.0

	$203.5	$177.0	$26.5	15.0%

The P&I vertical focuses on cost competitive, small to medium-sized engineering projects within the process sector, which includes the oil refining and chemical industries, as well as the industrial sector, which includes power generation, telecommunications and heavy manufacturing. Typically, these customers are large, industrial, multi-national companies that use multiple vendors. Contracts are awarded based on the ability to meet the specific requirements of each individual project. Revenues within the P&I vertical increased $10.9 million, or 13.7%, in the first quarter of 2006, as compared to the same period in the prior year. This increase in revenues was largely attributable to strong capital spending by customers within the process sector, and to a lesser extent, within the industrial sector, resulting in both new account wins and a ramp-up of existing accounts.

The IT vertical provides a variety of staffing and outsourcing solutions to optimize a client’s infrastructure and reduce overall IT costs, establish and improve service levels, and free up capital for strategic objectives. Services include help desk/call center operations, desktop management and enterprise infrastructure solutions, productivity consulting, and resource program management. The IT staffing industry is highly competitive and is subject to strong pricing pressures from customers and competitors. New contracts are awarded through a formalized competitive bid process. In the first quarter of 2006, revenues within the IT Services vertical increased $9.7 million, or 15.2%, as compared to the first quarter of 2005. This increase was primarily attributable to revenue generated from a major alliance account win in the second half of 2005. The Company approached its targeted annualized revenue run rate for this account ($70 to $110 million) during the first quarter of 2006. In addition, IT’s revenues were positively impacted by growth in its help desk/call center operations in the first quarter of 2006, as compared to the same period in the prior year.

The Aerospace vertical provides staffing and outsourcing services to the commercial and military aerospace industries, which are dominated by major national and international conglomerates. Revenues within the Aerospace vertical increased $2.7 million, or 13.4%, in the first quarter of 2006 as compared to the same period in the prior year. This increase in revenue was due primarily to an increased demand for project outsourcing during the first quarter of 2006, which was partially offset by a small decline in lower margin technical staffing revenue.

The Government Services vertical focuses on providing services primarily to U.S. Government agencies and prime contractors in the shipbuilding, military aviation, and marine design industries. In the first quarter of 2006, revenues increased $2.8 million, or 24.8%, as compared to the first quarter of 2006. This increase was driven primarily by renewed U.S. federal government funding of a major U.S. Navy shipbuilding and ship design contract, as well as revenue generated by several new managed staffing contracts.

Revenues within the Life Sciences vertical increased $0.4 million, or 19.0%, in the first quarter of 2006 as compared to the first quarter of 2005. This revenue increase was largely attributable to several new contract wins awarded during the second half of 2005 and the first quarter of 2006.

The following table presents quarter-over-quarter changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for BS for the first quarter of 2006 as compared to the first quarter of 2005:

BS

	Three months ended March 31,		Change
	2006	2005	$	%
(in millions)
Revenues
Staffing services	$112.0	$100.8	$11.2	11.1%
Project outsourcing	90.6	75.3	15.3	20.2
Permanent placement	0.9	0.9	—	—

	203.5	177.0	26.5	15.0
Cost of services	164.0	144.5	19.5	13.5

Gross profit	39.5	32.5	7.0	21.6
Gross profit margin	19.4%	18.3%
Operating and administrative expenses	31.8	28.9	2.9	9.9

Operating profit	$7.7	$3.6	$4.1	116.1%

BS’ revenue of $203.5 million increased $26.5 million, or 15.0%, in the first quarter of 2006 as compared to the first quarter of 2005. Staffing services revenue of $112.0 million in the first quarter of 2006 increased $11.2 million, or 11.1%, from the first quarter of 2005. This increase was driven primarily by increases within the IT Services vertical as indicated above, and to a lesser extent, by the revenue growth in the P&I and Government Services verticals. Project outsourcing revenues increased $15.3 million, or 20.2%, as compared to the first quarter of 2005. This increase was due primarily to increased demand for project outsourcing in all the verticals, primarily in the P&I and Aerospace verticals.

BS’ gross profit in the first quarter of 2006 increased $7.0 million, or 21.6%, as compared to the first quarter of 2005. This increase in gross profit was primarily due to higher volume in all of the verticals as indicated above. In addition, the overall gross profit margin increased from 18.3% in the first quarter of 2005 to 19.4% in the first quarter of 2006 due primarily to a higher mix of higher margin project outsourcing business in the P&I and Aerospace verticals. This increase in gross profit margin in the P&I and Aerospace verticals was partially offset by an increase in lower margin IT staffing services revenues primarily due to the ramp-up of a major alliance account which is structured to operate profitably at lower margins. The gross profit margin was also offset to some degree by pricing pressures within the Government Services vertical.

BS’ operating and administrative expenses increased $2.9 million in the first quarter of 2006, or 9.9%, from the same period in the prior year. This increase was a result of:

•	Higher staff salaries and incentive-based compensation associated with the increase in sales volume, primarily in the IT and P&I verticals.
•	An increase in Houston area facilities, office and computer costs to support the revenue growth in the P&I vertical indicated above.

The increase in operating and administrative expenses was partially offset by lower travel and recruitment expenses in all verticals due to expense containment measures.

AndersElite (“Anders”)

Business Strategy

Anders is focused on providing the highest quality candidate and recruitment services within the construction industry. The Company utilizes web-based recruitment which provides Anders with a larger pool of highly qualified candidates, and enhances the Company’s ability to filter candidates to meet specific customer needs.

Anders is generating new business growth by opening offices in the U.K., and expanding its Australian operations. In addition to providing a pool of candidates in a tight U.K. market, the Australian office is also generating business from Australia-based customers.

Demand in the U.K. infrastructure sector continues to grow with the rebuilding of the country’s rail system, other government-related projects, and private industry-related projects. In addition, Anders anticipates that the 2012 London Olympics will provide opportunities for future revenue and operating profit growth.

Key Performance Indicators

Anders relies on various operational and financial metrics to manage its business. Key metrics include direct margin by recruiter and branch office, payroll costs as a percentage of gross margins, and net profit as a percentage of revenue.

Monitoring direct margin by recruiter and branch office enables the Company to focus on increasing productivity, thereby increasing profit margins. Additionally, monitoring recruiter and branch performance allows the Company to ensure that high levels of services are delivered to customers.

Gross profits reflect Anders’ performance and ability to control costs. Gross margins may not increase at the same percentage rate as revenue. A focus on maintaining and improving overall margins leads to improved profitability. Permanent placement revenue also has an impact on gross margin. Since there are no direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross profit margins.

Results of Operations

The following table presents quarter-over-quarter changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders for the first quarter of 2006 as compared to the first quarter of 2005 in U.S. dollars:

Anders

	Three months ended March 31,		Change
	2006	2005	$	%
(in millions)
Revenues
Staffing services	$43.7	$37.3	$6.4	17.2%
Permanent placement	4.9	4.5	0.4	8.9

	48.6	41.8	6.8	16.2
Cost of services	36.7	31.3	5.4	17.3

Gross profit	11.9	10.5	1.4	13.3
Gross profit margin	24.5%	25.2%
Operating and administrative expenses	10.8	9.8	1.0	10.2

Operating profit	$1.1	$0.7	$0.4	51.4%

To more effectively discuss the comparative results of operations for the first quarter of 2006 and 2005, respectively, the following table presents Anders’ results on a constant currency basis (i.e. British Pounds - £):

Anders

	Three months ended March 31,		Change
	2006	2005	£	%
(in millions)
Revenues
Staffing services	£25.0	£19.8	£5.2	26.3%
Permanent placement	2.8	2.4	0.4	16.7

	27.8	22.2	5.6	25.2
Cost of services	21.0	16.5	4.5	27.3

Gross profit	6.8	5.7	1.1	19.3
Gross profit margin	24.5%	25.2%
Operating and administrative expenses	6.1	5.2	0.9	17.3

Operating profit	£0.7	£0.5	£0.2	40.0%

Anders’ revenues of £27.8 million in the first three months of 2006 increased £5.6 million, or 25.2%, from the same period in the prior year. The increase in revenue was due primarily to:

•	Increased efficiency and productivity among recruiting and sales personnel.

•	Stronger customer demand in both staffing services and permanent placement services.

Anders’ gross profit increased £1.1 million, or 19.3%, as compared to the first quarter of 2005. The increase in gross profit was primarily due to the increased sales growth and improved productivity mentioned above. Gross profit margin declined from 25.2% to 24.5% because lower margin staffing services revenues grew faster than the higher margin permanent placement revenues.

Anders’ operating and administrative expenses increased £0.9 million, or 17.3%, in the first quarter of 2006 as compared to the first quarter of 2005. This increase was largely due to:

•	Higher staff salaries and incremental incentive-based compensation associated with the increase in sales volume.

•	Higher facilities costs associated with the opening of additional offices.

•	Higher advertising and marketing expenses.

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

Todays’ operations are organized into two service divisions – temporary and managed staffing solutions, which include both large, multi-location national accounts and higher margin retail accounts (i.e., local and small business accounts), and permanent placement services. Todays’ strategic growth objectives for market expansion include:

•	Retain and expand services to existing customers.

•	Target markets with strong growth characteristics in high margin services.

•	Further develop legal and financial staffing lines as well as permanent placement.

Revenues are favorably impacted by sustained economic recovery, strong GDP growth, and low U.S. unemployment rates.

Key Performance Indicators

Todays monitors its performance through various operational and financial measures, including weekly billable hours, revenue growth, permanent placement revenue, direct margin per hour and gross margin.

Weekly billable hours and revenue growth are impacted by changes in market share, the ability to capitalize on opportunities created by economic expansion, and performance on existing accounts. Incremental increases in weekly billable hours and revenue will not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving profit margins. Weekly billable hours increased approximately 13.0% in the first quarter of 2006 as compared to the first quarter of 2005. This increase is reflected in the growth in staffing services revenue indicated below.

Permanent placement revenue is driven by the increase or decrease in the number of placements. In some cases, an employee is initially assigned to a customer on a temporary basis, but is later hired by that customer. Todays receives staffing services revenue as well as a fee for these placements. Permanent placement revenue, which represents approximately 2.0% of Todays’ total revenue, has an impact on gross margin. Since there are no direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross margin rates.

Direct margin per hour and gross margin reflect Todays’ performance. While gross margin can shift as a result of the mix of business, a focus on maintaining and improving overall margins leads to improved profitability. Todays’ margins have been negatively impacted as lower margin national accounts are growing at a more rapid rate than higher margin retail accounts.

Results of Operations

The following table presents quarter-over-quarter changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Todays for the first quarter of 2006 and 2005:

Todays

	Three months ended March 31,		Change
	2006	2005	$	%
(in millions)
Revenues
Staffing services	$38.7	$32.4	$6.3	19.4%
Permanent placement	0.8	0.8	—	—

	39.5	33.2	6.3	18.8
Cost of services	30.4	24.9	5.5	22.1

Gross profit	9.1	8.3	0.8	9.0
Gross profit margin	23.0%	25.1%
Operating and administrative expenses	8.4	8.8	(0.4)	(4.5)

Operating profit	$0.7	$(0.5)	$1.2	N/A %

Todays’ revenues of $39.5 million in the first quarter of 2006 increased $6.3 million, or 18.8%, from the first quarter of 2005. The higher revenue was primarily driven by:

•	Growth in both national accounts and retail segments as a result of investments in sales and recruiting capabilities in the prior year.

•	A strong business environment and relatively low unemployment rates.

Todays’ gross profit of $9.1 million in the first quarter of 2006 was higher by $0.8 million, or 9.0%, as compared to the same period in the prior year. The increase in gross profit was primarily due to the revenue growth indicated above. The overall gross profit margin fell to 23.0% from 25.1% in 2005 due primarily to:

•	A growth rate in lower margin national accounts that exceeded the growth rate in higher margin retail accounts.

•	Strong competitive pricing pressures within the staffing services industry.

•	No growth in the higher margin permanent placement revenue.

Todays’ operating and administrative expenses in the first quarter of 2006 decreased $0.4 million, or 4.5%, as compared to the first quarter of 2005. This decrease was due primarily to expense containment measures resulting in lower recruitment and consulting expenses.

Management Recruiters International (“MRI”)

Business Strategy

The MRI network is one of the largest search and recruitment organizations in the world. The key to MRI’s success is delivering value to its franchisees to help maximize their business growth and productivity with targeted business plans. MRI’s strategic growth objectives include expansion of the international franchise network and continued growth in underdeveloped U.S. market areas. In April 2006, the Company sold a master international franchise. Under the agreement, MRI assigned its rights, or management control, to all of its existing international franchise agreements as well as the right to enter into any new franchise agreements abroad, with the exception of any existing or future franchises in Japan.

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

Key Performance Indicators

The Company manages and assesses MRI’s performance through various means, with the primary operational and financial measures including weekly job orders, placements and billings, cash collections, royalties, and number of franchise offices and franchise renewals. Various other statistics are reported by the franchisees on a monthly basis via web-based software, such as billable hours and revenue growth.

Billable hours and revenue growth in temporary staffing services reflects MRI’s performance in expanding the support services within the franchise network. Billable hours increased approximately 19.0% in the first quarter of 2006 compared to the first quarter of 2005. This increase is reflected in the growth in staffing services revenue indicated below.

Results of Operations

The following table presents quarter-over-quarter changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI for the first quarter of 2006 as compared to the first quarter of 2005:

MRI

	Three months ended March 31,		Change
	2006	2005	$	%
(in millions)
Revenues
Staffing services	$8.2	$6.6	$1.6	24.2%
Permanent placement and royalties	7.2	6.8	0.4	5.4
Franchise fees	0.3	0.5	(0.2)	(40.0)

	15.7	13.9	1.8	13.2
Cost of services	5.7	4.4	1.3	29.5

Gross profit	10.0	9.5	0.5	5.3
Gross profit margin	63.4%	68.0%
Operating and administrative expenses	6.7	6.0	0.7	11.7

Operating profit	$3.3	$3.5	$(0.2)	(6.0)%

MRI’s revenues of $15.7 million in the first quarter of 2006 increased $1.8 million, or 13.2%, as compared to the first quarter of 2005. The increase in revenue was primarily attributable to:

•	Expanded efforts by management to support the pursuit of staffing services revenue by the franchise offices, which resulted in an increase in revenue of $1.6 million, or 24.2%.

•	An increase in permanent placement and royalty revenues of $0.4 million, or 5.4%, due to increased demand in the U.S. market.

The increase in MRI’s revenues was partially offset by a decrease in franchise fees due primarily to the size of franchise training classes conducted in the first quarter of 2006 as compared to the first quarter of 2005.

MRI’s gross profit of $10.0 million in the first three months of 2006 was higher by $0.5 million, or 5.3%, as compared to the same period in the prior year. This increase in gross profit was primarily due to the revenue growth indicated above. Overall gross profit margin decreased from 68.0% in the first quarter of 2005 to 63.4% in the first quarter of 2006 as a result of the shift in business mix as lower margin staffing services revenues grew faster than the higher margin permanent placement revenues.

MRI’s operating and administrative expenses in the first quarter of 2006 increased $0.7 million, or 11.7%, from the same period in the prior year. This increase was largely due to:

•	Franchise commissions associated with the revenue growth in staffing services indicated above.

•	An impairment charge of $0.3 million related to a decline in the fair value of the asset held for sale.

Corporate

Corporate expenses totaled $5.0 million in the first quarter of 2006 as compared to $4.2 million in the first quarter of 2005. The increase of $0.8 million in corporate expenses was principally the result of:

•	Incremental spending related to the Company’s Sarbanes-Oxley compliance and financial controls of $0.3 million.

•	Increased cost of stock-based compensation expenses for corporate staff personnel.

•	Higher legal expenses.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Three months ended March 31,
	2006	2005
(in millions)
Operating Activities	$14.2	$(3.2)
Investing Activities	(3.2)	(1.9)
Financing Activities	(3.8)	(0.9)

Operating Activities

During the first quarter of 2006, the Company generated cash of $14.2 million from operating activities compared to a net cash use of $3.2 million during the same period in 2005. The increase in operating cash flow was driven by the quarter-over-quarter decrease in working capital of $14.0 million, higher earnings of $2.6 million and a net increase in non-cash items of $0.7 million. The decrease in working capital was primarily due to increases in accounts payable and accrued expenses.

Investing Activities

CDI’s primary investing activities were for purchases of property and equipment. During the first quarter of 2006, capital expenditures totaled $3.1 million, as compared to $2.5 million for the same period in the prior year. The increase in capital spending was primarily due to the continued development of a new recruiting software application for BS, implementation of a new franchise billing software for MRI and additional leasehold improvements at the corporate office. In addition, during the first quarter of 2005 the Company received $0.6 million from a sale of a non-operating corporate asset. Capital spending in 2006 is expected to be approximately $11.0 million.

Financing Activities

The Company paid shareholders dividends totaling $2.2 million during the first quarters of 2006 and 2005. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements. Additionally, the Company decreased by $3.0 million the level of obligations not liquidated because of outstanding checks principally due to timing of payments.

Summary

The Company’s financial condition continues to remain strong. Management believes that the Company’s current funds, funds generated from operations and funds available under its short-term debt facility will be sufficient to meet currently anticipated working capital and other capital requirements. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

Critical Accounting Policies and Estimates

The Company’s interim financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. Other than as described below, the critical accounting estimates and assumptions identified in the Company’s 2005 Annual Report on Form 10-K filed March 16, 2006 with the Securities and Exchange Commission have not materially changed.

Effective January 1, 2006, the Company adopted SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company applied the provisions prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based awards, and accordingly, recognized no compensation cost for stock options. Under the fair value recognition provisions of this SFAS No. 123 (R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. Significant assumptions that enter into the determination of fair value of the awards are stock price volatility, forfeitures, risk-free interest rate, and expected term of the award. Changes in these assumptions and estimates could materially affect future stock-based compensation expense. The Company has applied the modified-prospective method, under which prior periods are not restated for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date is being recognized over the remaining service period. See Notes 1 and 6 to the accompanying Consolidated Financial Statements for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

During the first quarter of 2006, the Company entered into forward exchange contracts to hedge portions of its United Kingdom and Canadian operations’ forecasted earnings. The Company purchased British pound sterling and Canadian dollar forward contracts aggregating $11.0 million and $5.6 million, respectively. The forward contracts expire at various times during 2006, generally corresponding to the close of our quarterly reporting periods. During the quarter ended March 31, 2006, two of the contracts expired and the Company recognized an immaterial loss.

At March 31, 2006, the Company had forward contracts outstanding to hedge approximately $9.4 million of our projected British pounds sterling-denominated cash flows and $4.3 million of our projected Canadian dollar-denominated cash flows for the remainder of 2006. Management estimates that at March 31, 2006, a uniform 10% weakening in the value of the U.S. dollar relative to those currencies would have decreased the fair value of the existing forward contracts by $1.4 million, which would be partially offset by a corresponding increase of $1.4 million in foreign denominated cash flows.

Historically, the effects of foreign currency exchange rate fluctuations have not been material to the Company’s net earnings.

The Company’s exposure to interest rate changes is not significant. During the first quarter of 2006, the Company’s maximum short-term borrowings were $15.0 million. In 2006, the weighted average interest rate on short-term borrowings was 7.5%. As of March 31, 2006, the Company had no bank borrowings outstanding. The Company’s investments in money market instruments are primarily at variable rates.

Item 4. Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were not effective for the reasons described below (relating to the previously-identified material weakness in internal control over financial reporting).

In connection with the evaluation described above, the Company identified no significant changes in its internal control over financial reporting that occurred during the first quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except that the Company has taken the remedial steps described below in connection with the material weakness in internal control over financial reporting that existed as of December 31, 2005.

In compiling the Company’s financial results for the fourth quarter ended December 31, 2005, management identified a material weakness in the Company’s internal control over financial reporting related to account analysis practices and procedures in its period-end financial reporting process. Specifically, management identified circumstances in which certain customer accounts receivable balances within its Business Solutions segment were not being properly analyzed, resulting in an accumulation of accounting errors that were not detected on a timely basis. The impact of the accounting errors resulted in an overstatement of accounts receivable in the 2003 and 2004 annual financial statements and financial statements for interim periods in 2005. Management evaluated the quantitative and qualitative impact of the corrections, individually and in the aggregate, on previously reported periods, on the current fiscal year and on earnings trends. Based on that evaluation, management concluded that the errors were not material to the Company’s consolidated financial statements taken as a whole. These errors were corrected in the fourth quarter of 2005 and are more fully described in Note 2 to the Company’s Consolidated Financial Statements in the Company’s Form 10-K for 2005.

The Company has developed and is in the process of implementing new control processes and procedures over accounts receivable within its Business Solutions segment to ensure that customer accounts are being analyzed properly and on a timely basis, all identified adjustments are approved and recorded on a timely basis, and all account balances are substantiated by supporting detail. While the Company is implementing remediation plans, the aforementioned material weakness will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. The Company expects to complete its internal control testing by the third quarter of 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to an arbitration proceeding involving a dispute regarding amounts due under a fixed-price contract with a customer. The arbitration hearing process commenced during the first quarter of 2006 and is expected to be completed within the next few months. The amount claimed by the Company is $4.0 million, a portion of which has been recorded in accounts receivable as of March 31, 2006. The amount originally claimed by the customer was approximately $8.0 million, which has been reduced to $5.1 million during the arbitration. While management anticipates a favorable resolution of this dispute, a favorable resolution cannot be assured, and an unfavorable resolution of this dispute could be material to the Company’s consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in Part 1, Item 1A of the Company’s 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.
May 9, 2006
	By:	/s/ Mark A. Kerschner
Mark A. Kerschner
Executive Vice President and Chief
Financial Officer

INDEX TO EXHIBITS

Number	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.