Form 10-Q
period 2006-06-30
CDI CORP
filed 2006-08-09
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (as defined in Section 12b-2 of the Exchange Act.)

Large accelerated filer  ☐             Accelerated filer  ☒             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐         No  ☒

Outstanding shares of each of the Registrant’s classes of common stock as of August 1, 2006 were:

Common stock, $.10 par value	20,003,763 shares
Class B common stock, $.10 par value	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CDI CORP. and SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,447	$13,407
Accounts receivable, less allowance for doubtful accounts of $4,300 - June 30, 2006; $3,588 - December 31, 2005	257,453	232,365
Prepaid expenses and other assets	7,425	6,910
Income taxes receivable	1,431	2,135
Deferred income taxes	7,127	4,938

Total current assets	287,883	259,755
Property and equipment, at cost
Computers and systems	104,652	100,234
Equipment and furniture	29,704	29,305
Leasehold improvements	16,168	15,318

	150,524	144,857
Accumulated depreciation	(112,728)	(107,885)

Property and equipment, net	37,796	36,972
Deferred income taxes	5,512	6,928
Goodwill	72,345	71,199
Other assets	4,788	4,640

Total assets	$408,324	$379,494

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Liabilities and Shareholders’ Equity
Current liabilities:
Obligations not liquidated because of outstanding checks	$6,674	$5,511
Short-term borrowings (Note 3)	3,825	—
Accounts payable	28,636	31,356
Withheld payroll taxes	2,331	1,720
Accrued compensation and related expenses	51,610	41,801
Other accrued expenses and other liabilities	15,767	14,555
Income taxes payable	4,640	2,823

Total current liabilities	113,483	97,766
Deferred compensation and other non-current liabilities	9,168	10,250

Total liabilities	122,651	108,016

Commitments and Contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 20,963,547 shares - June 30, 2006; 20,789,972 shares - December 31, 2005	2,096	2,079
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	40,168	35,459
Retained earnings	256,514	250,534
Accumulated other comprehensive income	9,279	5,822
Unamortized value of restricted stock issued	—	(32)
Less common stock in treasury, at cost - 966,934 shares - June 30, 2006 and December 31, 2005	(22,384)	(22,384)

Total shareholders’ equity	285,673	271,478

Total liabilities and shareholders’ equity	$408,324	$379,494

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$314,478	$286,411	$621,809	$552,330
Cost of services	242,170	220,165	478,930	425,299

Gross profit	72,308	66,246	142,879	127,031
Operating and administrative expenses	64,049	59,980	126,786	117,645
Gain on sale of asset	—	—	—	(420)

Operating profit	8,259	6,266	16,093	9,806
Other (expense) income, net	(697)	99	(534)	246

Earnings before income taxes	7,562	6,365	15,559	10,052
Income tax expense	2,108	2,367	5,199	3,740

Net earnings	$5,454	$3,998	$10,360	$6,312

Basic earnings per share	$0.27	$0.20	$0.52	$0.32
Diluted earnings per share	$0.27	$0.20	$0.52	$0.32

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Common stock
Beginning of period	$2,084	$2,068	$2,079	$2,067
Exercise of stock options	11	1	12	1
Stock purchase plan	1	3	5	4

End of period	$2,096	$2,072	$2,096	$2,072

Additional paid-in-capital
Beginning of period	$37,077	$31,927	$35,459	$31,687
Reclassification from unamortized value of restricted stock	—	—	(32)	—
Exercise of stock options	2,209	208	2,343	249
Stock purchase plan	166	682	1,151	877
Time-vested deferred stock	50	—	83	—
Deferred stock-based compensation	362	92	838	92
Stock appreciation rights	12	—	12	—
Restricted stock	5	—	9	—
Tax benefit from equity compensation plans	287	3	305	7

End of period	$40,168	$32,912	$40,168	$32,912

Retained earnings
Beginning of period	$253,256	$245,571	$250,534	$245,425
Net earnings	5,454	3,998	10,360	6,312
Dividends paid to shareholders	(2,196)	(2,172)	(4,380)	(4,340)

End of period	$256,514	$247,397	$256,514	$247,397

Accumulated other comprehensive income
Beginning of period	$6,064	$9,658	$5,822	$10,559
Translation adjustment	3,215	(1,163)	3,457	(2,064)

End of period	$9,279	$8,495	$9,279	$8,495

Unamortized value of restricted stock issued
Beginning of period	$—	$(195)	$(32)	$(228)
Restricted stock - forfeiture	—	64	—	64
Restricted stock - amortization	—	33	—	66
Reclassification to additional paid-in-capital	—	—	32	—

End of period	$—	$(98)	$—	$(98)

Treasury stock
Beginning and end of period	$(22,384)	$(22,320)	$(22,384)	$(22,320)
Restricted stock - forfeiture	—	(64)	—	(64)

End of period	$(22,384)	$(22,384)	$(22,384)	$(22,384)

Comprehensive income
Net earnings	$5,454	$3,998	$10,360	$6,312
Translation adjustment	3,215	(1,163)	3,457	(2,064)

Total	$8,669	$2,835	$13,817	$4,248

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2006	2005
Operating activities:
Net earnings	$10,360	$6,312
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	5,053	5,063
Deferred income taxes	(729)	2,225
Stock-based compensation	1,304	348
Tax benefit from equity compensation plans	—	7
Impairment of asset held for sale	493	—
Gain on sale of asset	—	(420)
Changes in operating assets and liabilities:
Accounts receivable, net	(22,835)	(23,011)
Prepaid expenses	(966)	612
Accounts payable	(2,917)	(3,877)
Accrued expenses and other current liabilities	10,916	11,311
Income taxes	2,515	3,642
Other assets, non-current liabilities and other	(194)	141

Net cash provided by operating activities	3,000	2,353

Investing activities:
Additions to property and equipment	(5,799)	(6,513)
Proceeds from sale of asset	—	644
Other	55	(41)

Net cash used in investing activities	(5,744)	(5,910)

Financing activities:
Dividends paid to shareholders	(4,380)	(4,340)
Net borrowings under unsecured credit line	3,825	—
Obligations not liquidated because of outstanding checks	1,163	(2,135)
Proceeds from exercises of employee stock options	2,355	249
Tax benefit from equity compensation plans	305	—

Net cash provided by (used in) financing activities	3,268	(6,226)

Effect of exchange rate changes on cash	516	(478)

Net increase (decrease) in cash and cash equivalents	1,040	(10,261)
Cash and cash equivalents at beginning of period	13,407	32,716

Cash and cash equivalents at end of period	$14,447	$22,455

Supplemental disclosure of cash flow information:
Cash paid for interest	$68	$—
Cash paid for / (refunds of) income taxes, net	2,901	(2,332)
Supplemental disclosure of non-cash financing transactions:
Issuance of common stock under stock-based compensation plans	$1,251	$882

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of CDI Corp. (“CDI” or the “Company”) are unaudited. The balance sheet as of December 31, 2005 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in Form 10-K, filed on March 16, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period information has been reclassified to conform to the current period presentation.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the full year.

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

The following table summarized the changes in the Company’s carrying value of goodwill by reportable segment from December 31, 2005 to June 30, 2006:

	Balance at December 31, 2005	Translation Adjustments	Balance at June 30, 2006
Business Solutions	$16,662	$—	$16,662
AndersElite	21,167	1,018	22,185
Todays	23,524	—	23,524
MRI	9,846	128	9,974

	$71,199	$1,146	$72,345

3.	Short-term Borrowings

On November 16, 2004, the Company entered into an uncommitted, unsecured line of credit which provided for borrowings of up to $20.0 million for short-term working capital needs. On October 27, 2005, the short-term credit facility was amended to allow for borrowings of up to $25.0 million and the expiration date was extended to February 28, 2006. On February 28, 2006, the Company and the lender further amended the agreement to allow for borrowings of up to $35.0 million and to extend the expiration date to June 30, 2006. On June 21, 2006, the agreement was further amended to extend the expiration date to August 31, 2006.

Interest on outstanding borrowings is determined, at the option of the Company, either by the Prime Rate or the Adjusted LIBOR Rate (as defined in the promissory note agreement) plus 0.75%. There are no commitment or facility fees associated with this line of credit. During the first six months of 2006, the Company’s outstanding borrowings ranged from $0.1 million to $16.0 million and the weighted average interest rate on short-term borrowings was 7.8%. Interest expense for the three and six-month periods ended June 30, 2006 was less than $0.1 million. For the three and six month periods ended June 30, 2005, the Company did not have any borrowings under this facility.

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

During the second quarter of 2006 the Company recorded an additional charge of $0.1 million in the Business Solutions segment for operating lease terminations.

The table presented below shows the activity related to real estate exit costs from a balance sheet perspective by reportable segments:

	Business Solutions	MRI	Totals
Balance as of December 31, 2004	$238	$1,382	$1,620
Additional charges for real estate exit costs	187	391	578
Payments	(362)	(483)	(845)

Balance as of December 31, 2005	63	1,290	1,353
Additional charges for real estate exit costs	139	—	139
Payments	(56)	(259)	(315)

Balance as of June 30, 2006	$146	$1,031	$1,177

The longest stream of future payments related to the above lease obligations are expected to extend through 2011. The accrual for real estate exit costs is included in other accrued expenses in the accompanying consolidated balance sheets.

5.	Earnings Per Share

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of earnings.

The number of common shares used to calculate basic and diluted earnings per share for the three and six-month periods ended June 30, 2006 and 2005 was determined as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic
Average shares outstanding	19,948,564	19,725,537	19,892,844	19,716,269
Restricted shares issued not vested	(6,200)	(14,300)	(6,200)	(15,550)

	19,942,364	19,711,237	19,886,644	19,700,719

Diluted
Shares used for basic calculation	19,942,364	19,711,237	19,886,644	19,700,719
Dilutive effect of shares / units granted under Omnibus Stock Plan	145,180	64,078	128,544	70,554
Dilutive effect of units issuable under Stock Purchase Plan	40,169	95,453	50,527	103,354

	20,127,713	19,870,768	20,065,715	19,874,627

6.	Stock-Based Compensation

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

The Company has two stock-based compensation plans, the CDI Corp. 2004 Omnibus Stock Plan (“Omnibus Plan”) and the Stock Purchase Plan for Management Employees and Non-Employee Directors (“Stock Purchase Plan”). The Omnibus Plan allows eligible employees to receive awards of stock options, stock appreciation rights, deferred stock, restricted stock, and performance-based restricted stock units. Under the Stock Purchase Plan, certain employees and non-employee directors may purchase shares of the Company’s common stock with a portion of bonuses for employees or retainer fees for non-employee directors. As of June 30, 2006, the Company has reserved 2,744,783 shares of common stock for issuance in connection with stock based awards under the Company’s Omnibus Plan and 154,573 shares of common stock for issuance under the Company’s Stock Purchase Plan.

Stock-based compensation expense is included in operating and administrative expenses in the consolidated statement of earnings and amounted to $681 ($483, net of tax) and $221 ($123, net of tax) for the three-month periods ended June 30, 2006 and 2005, respectively, and $1,304 ($865, net of tax) and $348 ($219, net of tax) for the six-month periods ended June 30, 2006 and 2005, respectively. The table below summarizes the components of stock-based compensation expense for all of the Company’s stock-based plans for the three and six-month periods ended June 30, 2006, and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Stock options	$312	$—	$645	$—
Stock appreciation rights	82	15	125	21
Time-vested deferred stock	100	54	178	67
Restricted stock	41	37	82	66
Performance-contingent deferred stock	56	—	118	—
Stock Purchase Plan	90	115	156	194

	$681	$221	$1,304	$348

Further detail on each component of stock-based compensation is set forth below.

Stock options

The table below summarizes the fair value of options granted for the six-month period ended June 30, 2006 and the assumptions utilized to estimate the fair value. The Company did not grant stock options during the quarter ended June 30, 2006 or the three and six-month periods ended June 30, 2005.

Six months ended June 30, 2006
Risk-free interest rate	4.625%
Expected life of option	5.0 years
Expected stock price volatility	37%
Expected dividend yield	1.53%
Weighted-average fair value at grant date	$9.87

Options are generally granted at a price equal to the quoted market price per share of the Company’s common stock on the last trading day preceding the date of grant. Employee stock options generally vest ratably over a five-year period and expire seven years from the date of grant. In estimating the expected term of the options, the Company has utilized the “simplified method” allowable under SEC Staff Accounting Bulletin No. 107, Share-Based Payment. The expected stock price volatility is based on the historical volatility of the Company’s common stock over the previous five years.

The following table summarizes the Company’s stock option activity and related information for the six-month period ended June 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	913,434	$22.75
Granted	17,000	28.78
Exercised	(121,960)	21.26
Forfeited/cancelled	(21,780)	26.81

Outstanding at June 30, 2006	786,694	$23.00	4.2	$5,236

Exercisable at June 30, 2006	539,214	$21.65	4.2	$4,392

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on June 30, 2006. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $0.9 million which represents the difference between the exercise prices and the closing stock price on the date of exercise.

The following table summarizes the Company’s nonvested stock option activity and related information for the six months ended June 30, 2006:

	Options	Weighted Average Exercise Price
Nonvested at December 31, 2005	374,156	$25.03
Granted	17,000	28.78
Vested	(127,676)	23.68
Forfeited/cancelled	(16,000)	26.14

Nonvested at June 30, 2006	247,480	$25.90

As of June 30, 2006, total unrecognized compensation cost related to nonvested stock options was $2.0 million and will be recognized over the remaining weighted-average service period of 1.7 years.

Stock Appreciation Rights (“SARs”)

The table below summarizes the fair value of SARs granted for the six months ended June 30, 2006 and 2005, respectively and the assumptions utilized to estimate the fair value. The Company did not grant SAR’s during the three-month period ended June 30, 2006 and 2005, respectively.

	Six months ended June 30, 2006	Six months ended June 30, 2005
Risk-free interest rate	4.605%	3.850%
Expected life of option	5.0 years	5.5 years
Expected stock price volatility	37%	35%
Expected dividend yield	1.53%	2.37%
Weighted-average fair value at grant date	$9.10	$6.50

SARs generally vest ratably over a five-year period and expire seven years from the date of grant. Designated employees are eligible to receive any appreciation in the value of the stock from the date of grant to the exercise date. Upon exercise, the net amount of any increase in stock price, minus withholding taxes, is payable in shares of common stock. In estimating the expected term of the options, the Company has utilized the “simplified method” allowable under SEC Staff Accounting Bulletin No. 107. The expected stock price volatility is based on the historical volatility of the Company’s common stock over the previous five years.

The following table summarizes the Company’s SARs activity and related information for the six months ended June 30, 2006:

	SARs	Weighted average exercise price	Weighted average Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	138,568	$21.41
Granted	154,975	26.56
Exercised	(3,233)	20.72
Forfeited/cancelled	(8,800)	22.55

Outstanding at June 30, 2006	281,510	$24.22	6.3	$1,347

Exercisable at June 30, 2006	21,631	$20.90	5.7	$175

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on June 30, 2006. The total intrinsic value of SARs exercised during the six months ended June 30, 2006 was not material.

The following table summarizes the Company’s nonvested SAR’s activity and related information for the six months ended June 30, 2006:

	SARs	Weighted Average Exercise Price
Nonvested at December 31, 2005	138,568	$21.41
Granted	154,975	26.56
Vested	(24,964)	20.88
Forfeited/cancelled	(8,700)	22.57

Nonvested at June 30, 2006	259,879	$24.49

As of June 30, 2006, total unrecognized compensation cost related to nonvested SARs was $1.3 million and will be recognized over the remaining weighted-average service period of 2.9 years.

The table below illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three-months and six-month periods ended June 30, 2005. The Black-Scholes option pricing model was used to estimate the fair value of stock options and SARs.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$3,998	$6,312
Stock-based employee and director compensation cost included in reported net income, net of income tax effect	123	219
Stock-based employee and director compensation cost under fair value method, net of income tax effect	(322)	(381)

Pro forma net Income	$3,799	$6,150

Net income per share:
Basic - as reported	$0.20	$0.32
Basic - pro forma	$0.19	$0.31
Diluted - as reported	$0.20	$0.32
Diluted - pro forma	$0.19	$0.31

Time-Vested Deferred Stock

Time-Vested Deferred Stock (“Deferred Stock”) entitles each recipient to receive a number of shares of CDI common stock upon vesting. The shares of Deferred Stock vest 20% on each of the five anniversaries following the date of grant. Deferred Stock will generally be forfeited prior to vesting if the holder’s employment with the Company ends. Upon vesting, a holder of Deferred Stock is credited with additional shares of CDI common stock having a fair market value equal to the sum of the dividends that would have been paid on the deferred stock during the vesting period. Compensation cost on Deferred Stock is calculated based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight-line basis over the vesting period. Compensation expense relating to Deferred Stock totaled $178 and $67 for the six-month periods ended June 30, 2006 and 2005, respectively, and $100 and $54 for the three-month period ended June 30, 2006 and 2005, respectively.

Restricted Stock

Shares of restricted common stock issued under the Omnibus Plan vest with the passage of time, generally four to five years, and have a fixed value at the time of grant. Upon vesting, a holder of restricted stock is credited with additional shares of CDI common stock having a fair market value equal to the sum of the dividends that would have been paid on the restricted stock during the vesting period. Shares that do not vest are forfeited. To the extent that unvested restricted shares are forfeited, the additional paid-in-capital account will be reduced and forfeited shares will be placed in treasury stock. Compensation cost related to the restricted stock awards is calculated based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight-line basis over the vesting period. Compensation expense relating to restricted stock totaled $82 and $66 for the six-month periods ended June 30, 2006 and 2005, respectively, and $41 and $37 for the three-month periods ended June 30, 2006 and 2005, respectively.

Performance-Contingent Deferred Stock

In 2006, the Company granted performance contingent awards under the Omnibus Plan that generally vest over a two year period. Awards are earned based on the achievement of pre-determined goals for the year of the grant and continued employment. The fair value of the awards is determined on the date of grant. If the Company determines the achievement of the performance conditions is probable, there will be charges to earnings on a straight-line basis over the vesting period. Based on the expected financial performance of the Company for the year ending December 31, 2006, the Company expects approximately 18,500 shares to vest. Those shares had a fair value of $492 based upon the quoted market value on the date of grant. Compensation expense related to performance-contingent deferred stock totaled $56 and $118 for the three and six-month periods ended June 30, 2006, respectively. In 2005, no awards were earned because the performance criteria were not achieved.

Stock Purchase Plan

The Stock Purchase Plan allows designated employees and non-employee directors to purchase units (“SPP units”), each of which corresponds to a right to receive one share of the Company’s common stock upon vesting, with a portion of their bonuses (in the case of employees) or retainer fees (in the case of directors). Certain senior management personnel are required to participate by using 25% of their annual bonus awards to purchase SPP units and can elect participation for up to an additional 25%. Other employee participants can elect to use up to 25% of their annual bonus amount to purchase SPP units. Non-employee directors may participate by using some or all of their retainer fees to purchase SPP units. The Company makes a matching contribution of one SPP unit for every three units purchased by a participant on a voluntary basis. Vesting of units occurs over a period of three to ten years as chosen by the participant. Compensation cost is calculated based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight-line basis over the vesting period. Compensation expense related to SPP units totaled $156 and $194 for the six-month periods ended June 30, 2006 and 2005, respectively, and $90 and $115 for the three-month periods ended June 30, 2006 and 2005, respectively.

7.	Related Party Transaction

On August 26, 2005, the Company entered into a relocation agreement with a newly hired MRI executive. Under the terms of the agreement, the executive transferred beneficial ownership of his former principal residence to the Company in exchange for $2.0 million. At the time of the transfer, the property had a fair value, net of costs to sell, of $3.2 million with an outstanding mortgage of $1.4 million. During the fourth quarter of 2005, the Company recorded an impairment charge of $0.1 million, reducing the carrying amount of the asset to $3.1 million as of December 31, 2005. The Company had the property reappraised at the end of each reporting period in 2006. Due to a decline in the fair value of the property, the Company recorded impairment charges of $0.2 million and $0.5 million for the three and six-month periods ended June 30, 2006, which are included in operating and administrative expenses in the consolidated statement of earnings. The Company has engaged a third party to sell the property and expects to sell the property in the near term. The Company has classified the asset and the liability separately. The asset of $2.6 million and the mortgage payable of $1.4 million are presented in the consolidated balance sheet at June 30, 2006 in “Prepaid expenses and other assets” and “Other accrued expenses and other liabilities”, respectively. The value of the asset is included in MRI for segment reporting purposes (see Note 8).

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

Effective January 1, 2006, the Company changed its method of allocating shared services costs to more accurately reflect management and staff time devoted to, and central costs attributable to, the reporting segments. The Company has revised the reporting segments’ prior year operating profit for comparative purposes. Operating segment data is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
BS	$206,662	$186,508	$410,209	$363,505
Anders	51,623	46,695	100,209	88,505
Todays	39,791	37,795	79,245	71,002
MRI	16,402	15,413	32,146	29,318

	$314,478	$286,411	$621,809	$552,330

Operating profit (loss):
BS	$6,100	$4,042	$13,838	$7,623
Anders	1,901	1,779	3,018	2,517
Todays	1,375	518	2,099	62
MRI	3,512	3,970	6,791	7,417
Gain on sale of asset	—	—	—	420
Corporate expenses	(4,629)	(4,043)	(9,653)	(8,233)

	$8,259	$6,266	$16,093	$9,806

Inter-segment activity is not significant; therefore, revenues reported for each operating segment are substantially all from external customers.

The following table reconciles the amount of operating profit as previously reported to the revised amounts as shown above:

	Three months ended June 30, 2005
	Amounts previously reported	Reclassifications	As Revised
Operating profit (loss):
BS	$3,753	$289	$4,042
Anders	1,963	(184)	1,779
Todays	839	(321)	518
MRI	3,754	216	3,970
Gain on sale of asset	—	—
Corporate expenses	(4,043)	—	(4,043)

	$6,266	$—	$6,266

	Six months ended June 30, 2005
	Amounts previously reported	Reclassifications	As Revised
Operating profit (loss):
BS	$7,089	$534	$7,623
Anders	2,856	(339)	2,517
Todays	655	(593)	62
MRI	7,019	398	7,417
Gain on sale of asset	420	—	420
Corporate expenses	(8,233)	—	(8,233)

	$9,806	$—	$9,806

	June 30, 2006	December 31, 2005
Assets:
BS	$244,733	$229,328
Anders	70,304	58,972
Todays	44,284	43,798
MRI	33,944	33,377
Corporate	15,059	14,019

	$408,324	$379,494

Segment assets at December 31,2005 have been reclassified to conform to the current period presentation.

9.	Derivative Instruments

During the first quarter of 2006, the Company entered into eight forward exchange contracts to hedge portions of its British Pound and Canadian Dollar forecasted earnings. Throughout the year, a British Pound and Canadian Dollar forward contract matures on the last day of each quarter. As the Company did not designate these transactions as hedges for accounting purposes, under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, these instruments are accounted for at fair value. For derivative instruments which do not qualify as hedging instruments, gains or losses are reflected in earnings immediately.

For the three and six-month periods ended June 30, 2006, the Company recognized a loss of $0.2 million relating to contracts maturing on June 30, 2006 and recorded an unrealized loss of $0.5 million relating to contracts maturing in periods subsequent to June 30, 2006. The liability of $0.5 million is presented in the accompanying consolidated balance sheet in “other accrued expenses and other liabilities” and the losses are presented in the accompanying consolidated statement of earnings in “other (expense) income, net”.

10.	Sale of Asset

During the first quarter of 2005, the Company recorded a pre-tax gain of $0.4 million from a sale of a non-operating corporate asset. Proceeds from this sale were $0.6 million.

11.	International Master Franchise Agreement

Effective April 1, 2006, the Company entered into an international master franchise agreement, which transferred to an unrelated third party all existing international franchise agreements as well as the right to enter into new franchise agreements abroad, with the exception of existing or future franchises in Japan. The Company received an initial franchise fee of $0.3 million upon execution of the agreement and will receive initial franchise fees for all new franchises sold by the master franchisee. The Company will also receive continuing royalty payments. As part of the agreement, the other party changed its name to “MRI Worldwide Network Limited.” The Company also transferred an office lease, certain employees and sold fixed assets for $0.1 million, which approximated their net book value.

12.	Commitments and Contingencies

The Company has litigation and other claims pending which have arisen in the ordinary course of business. In the opinion of management, with the exception of the matters discussed below, none of these items will have a material impact on the Company’s financial position or results of operations.

The Company was a party to an arbitration proceeding involving a dispute regarding amounts due under a fixed-price contract with a customer. The arbitration hearing process commenced during the first quarter of 2006, and, on June 29, 2006, the arbitrator awarded a net amount of $1.9 million to the Company, which resulted in a $0.5 million charge to cost of sales in the BS segment. On July 11, 2006, the Company filed a motion with the court to release to the Company funds which had been placed in escrow with the court by the other party.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although it is too early in the process to determine with any reliability the amount or materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in the Company’s consolidated financial statements as of and for the periods ended June 30, 2006.

13.	Subsequent Event

On July 26, 2006, the Company declared a quarterly dividend of $0.11 per share to be paid on August 24, 2006 to all shareholders of record as of August 10, 2006. As of August 1, 2006, there were 20,003,763 shares outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, expected expenditures and future financial results, are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “intends,” “plans,” “estimates,” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: changes in general economic conditions and levels of capital spending by customers in the industries that the Company serves; possible inaccurate assumptions or forecasts regarding the bill rate, profit margin, duration of assignment and utilization rate applicable to billable personnel; competitive market pressures; the availability of qualified labor; changes in customers’ attitudes towards outsourcing; the Company’s level of success in attracting, training, and retaining qualified management personnel and other staff employees; the ability to pass on to customers increases in costs (such as those relating to workers’ compensation or unemployment insurance or which may arise from regulatory requirements); the Company’s performance on customer contracts; the possibility of incurring liability for the Company’s activities, including the activities of its temporary employees; adverse consequences arising out of the U.K. Office of Fair Trading investigation; and government policies or judicial decisions adverse to the staffing industry. More detailed information about some of these risks and uncertainties may be found in other filings by the Company with the SEC, particularly in “Risk Factors” in Part 1, Item 1A of the Company’s 2005 Form 10-K and Part II, Item 1A of the Company’s Form 10-Q for the quarter ended June 30, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such statements, whether as a result of new information, future events or otherwise.

Results of Operations

Overview

Business Strategy

CDI’s strategic objective is to be a single source provider of engineering and IT solutions and professional staffing. These high value services enable CDI’s customers to focus on their core competencies and drive profitable growth and return on capital investment.

CDI’s business model is based on certain critical elements. CDI strives to meet the needs of its customers through its ability to provide highly-qualified technical and managerial personnel, to develop cost effective solutions, and to manage the implementation of complex projects. A key strategic objective of the Company has been to focus more on higher value, higher margin and longer cycle business, such as engineering project and solutions business and permanent placement services. The Company is also focused on providing staffing services that generate superior returns on capital. During the past several years, the Company has implemented organizational and reporting changes in support of its vertical go-to-market strategy. The Company has developed more efficient business processes, instituted cost containment measures and increased productivity. As a result, CDI expects to generate low to mid-teen variable contribution percentage margins on incremental revenue.

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

In addition the Company has established the following longer term performance metrics and targets:

•	Pretax return on invested capital of 20% and redeploy assets unable to meet target,

•	Generate operating margins of 5% through financial discipline and lean headquarters operations, and

•	Derive at least 60% of revenues from higher margin, longer cycle business.

Results of Operations

CDI’s operating performance in the second quarter of 2006 continued to demonstrate momentum as revenues increased 9.8% as compared to the same period in 2005. For the first half of 2006, CDI’s revenues increased 12.6% as compared to the same period in the prior year. This was due to a number of factors, including a relatively healthy economic environment, continued strength in hiring and employment levels, and increasing capital spending by customers in the Company’s key business verticals. In addition, focused execution by sales and operations teams, key account wins across a broad spectrum of accounts in both the first half of 2006 and the second half of 2005, and a growing demand for project outsourcing and staffing services has all four of the Company’s reporting segments showing significant increases in revenues.

During the second quarter of 2006, CDI’s net earnings increased 36.4% as compared to the same period in 2005 due primarily to revenue growth, a lower rate of operating and administrative expenses as a percentage of revenues and a lower effective tax rate. The increase in reported gross profit was principally attributable to the overall growth in revenues. Operating and administrative expenses, as a percent of revenues, declined in the second quarter of 2006 as compared to the second quarter of 2005, and in the first half of 2006 as compared to the first half of 2005. This decline was principally attributable to the Company’s ability to leverage its fixed cost base. Contributing to the net earnings increase was an effective tax rate of 27.9% which reflects the recognition during the second quarter of foreign research and development tax credits related to prior years.

Investigation by the U.K. Office of Fair Trading

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although it is too early in the process to determine with any reliability the amount or materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in the Company’s consolidated financial statements as of and for the periods ended June 30, 2006 or as of the date of this Report.

Consolidated Results of Operations for the three and six-month periods ended June 30, 2006 as compared to the three and six-month periods ended June 30, 2005

The table that follows presents revenues by service type along with some key metrics (in percentages) for the three and six-month periods ended June 30, 2005 and 2006:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in millions)
Revenues (1)
Staffing services	$210.2	$185.9	$24.4	13.1%	$412.8	$363.0	$49.8	13.7%
Project outsourcing	88.4	85.0	3.4	4.0	179.0	160.3	18.7	11.6
Permanent placement and royalties	15.0	14.8	0.2	1.4	28.8	27.8	1.0	3.3
Franchise fees	0.9	0.7	0.2	20.2	1.2	1.2	0.0	3.2

	$314.5	$286.4	$28.1	9.8	$621.8	$552.3	$69.5	12.6

Gross profit	$72.3	$66.2	$6.1	9.2	$142.9	$127.0	$15.9	12.5
Gross profit margin	23.0%	23.1%			23.0%	23.0%
Operating and administrative expenses	$64.0	$60.0	$4.0	6.8	$126.8	$117.6	$9.2	7.8
Operating and administrative expenses as a percent of revenues	20.4%	20.9%			20.4%	21.3%
Operating profit	$8.3	$6.3	$2.0	31.1	$16.1	$9.8	$6.3	64.1
Operating profit as a percent of revenues	2.6%	2.2%			2.6%	1.8%
Other (expense) income	$(0.7)	$0.1	$(0.8)	NM	$(0.5)	0.2	$(0.8)	NM
Net earnings	$5.5	$4.0	$1.5	36.4	$10.4	$6.3	$4.1	64.1
Cash and cash equivalents	$14.4	$22.5	$(8.1)	(35.7)	$14.4	$22.5	$(8.1)	(35.7)
Cash flow (used in) provided by operations	$(11.2)	$5.6	$(16.8)	N/A %	$3.0	$2.4	$0.6	33.6%
After-tax return on shareholders’ equity (2)	6.4%	1.5%

(1)	Revenues for the periods in 2005 have been reclassified to conform to the current year’s presentation.

(2)	Current quarter combined with the three preceeding quarters’ earnings or (loss) divided by the average shareholders’ equity.

Consolidated revenues for the second quarter of 2006 were $314.5 million, compared to $286.4 million in the second quarter of 2005, an increase of $28.1 million, or 9.8%. On a year-over-year basis, consolidated revenues for the first half of 2006 increased $69.5 million, or 12.6%. Revenues in all four categories of revenue and all four Company reporting segments increased in the second quarter of 2006 as compared to the same period in 2005. The improvement in consolidated revenues was driven primarily by a strong economic business environment and:

•	An increase in staffing services with a major alliance customer in the BS segment.

•	Increased demand for project outsourcing services within all five BS verticals as a result of significant capital spending by customers, primarily within the oil, gas, and chemical, and the commercial aerospace industries.

•	An increase in Todays and Anders’ staffing services revenue as investments in sales and recruiting capabilities in prior years contributed to revenue growth.

•	An improvement in MRI’s staffing services revenue as management expanded its efforts to support its franchised offices in pursuit of this business.

The Company’s consolidated gross profit of $72.3 million in the second quarter of 2006 was higher by $6.1 million, or 9.2%, as compared to the second quarter of 2005. For the first half of 2006, consolidated gross profit increased $15.9 million, or 12.5%, as compared to the first half of 2005. These increases in gross profit were primarily due to revenue growth, partially offset by a $0.5 million charge in connection with an arbitration proceeding with to a customer.

Consolidated operating and administrative expenses in the second quarter of 2006 increased to $64.0 million, or 6.8%, as compared to the second quarter of 2005. For the first six months of 2006, consolidated operating and administrative expenses increased $9.2 million, or 7.8%, from the first six months of 2005. These increases are due primarily to:

•	Higher staff salaries and incentive-based compensation associated with the revenue growth.

•	An increase in facilities costs associated with the P&I vertical expansion in Houston, Texas and Anders expansion in the U.K.

•	Incremental spending related to the Company’s Sarbanes-Oxley compliance and financial controls, tax consulting and severance costs.

•	Increased cost of stock-based compensation expenses in the second quarter and first six months of 2006 amounting to $0.5 million and $1.0 million, respectively, compared to the same periods in 2005, primarily as a result of adopting SFAS No. 123(R).

•	Impairment charges related to a decline in the fair value of an asset held for sale amounting to $0.2 million and $0.5 million for the second quarter and first six months of 2006, respectively.

Other expense increased $0.8 million for the three and six-month periods ended June 30, 2006 primarily due to losses on foreign exchange forward contracts. The Company entered these contracts to hedge a portion of its United Kingdom and Canadian operations’ forecasted earnings.

Operating profit was $8.3 million in the second quarter of 2006 as compared to $6.3 million in the second quarter of 2005, an increase of $2.0 million, or 31.1%. For the first six months of 2006, operating profit increased $6.3 million, or 64.1%, compared to the same period in 2005. On a year-over-year basis, operating profit as a percentage of revenues increased from 1.8% in the first half of 2005 to 2.6% in the first half of 2006. The improvement is a result of the net effect of those items discussed above and the Company’s ability to leverage its fixed cost base.

The Company’s effective income tax rate decreased from 37.2% for the first six months of 2005 to 33.4% for the first six months of 2006. The Company’s effective income tax rate decreased from 37.2% in the second quarter of 2005 to 27.9% for the second quarter of 2006. The decrease in the effective tax rates is primarily due to recognition of certain foreign research and development credits related to prior years. The Company anticipates its full year tax rate to be in the range of 35% to 37%.

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

Results of Operations

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

Gross margin reflects BS’ performance and ability to achieve desired pricing and control labor costs, and BS’ focus on maintaining and improving overall margins has led to improved profitability. Gross margins can also shift as a result of the mix of business, with project business generally providing higher margins.

The following table presents changes in revenue from each of BS’ verticals for the three and six-month periods ended June 30, 2006 and 2005:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in millions)
Revenues:
CDI-Process and Industrial	$90.8	$87.1	$3.7	4.3%	$181.4	$166.7	$14.7	8.8%
CDI-Information Technology Services	77.7	65.5	12.2	18.6	151.2	129.3	21.9	16.9
CDI-Aerospace	20.8	20.7	0.1	0.3	43.6	40.8	2.9	7.0
CDI-Government Services	14.5	11.2	3.3	29.0	28.6	22.6	6.0	26.7
CDI-Life Sciences	2.9	2.0	0.9	42.2	5.4	4.1	1.2	29.8

	$206.7	$186.5	$20.2	10.9%	$410.2	$363.5	$46.7	12.8%

The P&I vertical focuses on cost competitive, small to medium-sized engineering projects within the process sector, which includes the oil refining and chemical industries, as well as the industrial sector, which includes power generation, telecommunications and heavy manufacturing. Typically, these customers are large, industrial, multi-national companies that use multiple vendors. Contracts are awarded based on the ability to meet the specific requirements of each individual project. Revenues within the P&I vertical increased $3.7 million, or 4.3%, in the second quarter of 2006, as compared to the same period in the prior year. For the first half of 2006, revenues within the P&I vertical increased $14.7 million, or 8.8%, as compared to the first half of 2005. This increase in revenues was largely attributable to strong capital spending by customers within the process sector, and to a lesser extent, within the industrial sector, resulting in both new account wins and a ramp-up of existing accounts.

The IT vertical provides a variety of staffing and outsourcing solutions to optimize a client’s infrastructure and reduce overall IT costs, establish and improve service levels, and free up capital for strategic objectives. Services include network and systems support, help desk and call center operations, application maintenance and development and consulting and project management. The IT staffing industry is highly competitive and is subject to strong pricing pressures from customers and competitors. New contracts are awarded through a formalized competitive bid process. In the second quarter of 2006, revenues within the IT Services vertical increased $12.2 million, or 18.6%, as compared to the second quarter of 2005. For the six months ended June 30, 2006, revenues within the IT Services vertical increased $21.9 million, or 16.9%, as compared to the same period in the prior year. This increase was primarily attributable to revenue generated from a major alliance account win in the second half of 2005; this account continues to grow. The Company achieved the lower end of its targeted incremental annual revenue run rate range ($75 to $110 million) at the end of the second quarter of 2006. All other IT Services revenue, including help desk/call center operations, remained essentially flat in the second quarter of 2006 as compared to the same period in 2005 in spite of the closure of some offices and the elimination of some smaller, low return retail accounts.

The Aerospace vertical provides staffing and outsourcing services to the commercial and military aerospace industries, which are dominated by major national and international conglomerates. Revenues within the Aerospace vertical increased $0.1 million, or 0.3%, in the second quarter of 2006 as compared to the same period in the prior year. For the first half of 2006, revenues within the Aerospace vertical increased $2.9 million, or 7.0%, as compared to the first half of 2005. These increases in revenue were due primarily to an increased demand for project outsourcing which was partially offset by a small decline in lower margin technical staffing revenue.

The Government Services vertical focuses on providing services primarily to U.S. Government agencies and prime contractors in the shipbuilding, military aviation, and marine design industries. In the second quarter of 2006, revenues increased $3.3 million, or 29.0%, as compared to the second quarter of 2005. For the six months ended June 30, 2006, revenues within the Government Services vertical increased $6.0 million, or 26.8%, as compared to the same period in 2005. These increases were driven primarily by renewed U.S. federal government funding of a major U.S. Navy shipbuilding and ship design contract, as well as revenue generated by several new managed staffing contracts awarded during 2005.

Revenues within the Life Sciences vertical increased $0.9 million, or 42.2%, in the second quarter of 2006 as compared to the second quarter of 2005. In the first half of 2006, revenues within the Life Sciences vertical increased $1.2 million, or 29.8%, as compared to the same period in 2005. These revenue increases were largely attributable to several new contract wins awarded during 2005 and the first six months of 2006.

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for BS for the three and six-month periods ended June 30, 2006 and 2005:

BS

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in millions)
Revenues
Staffing services	$117.1	$100.3	$16.8	16.8%	$229.1	$201.1	$28.0	13.9%
Project outsourcing	88.4	85.0	3.4	3.9	179.0	160.3	18.7	11.5
Permanent placement	1.2	1.2	—	—	2.1	2.1	—	—

	206.7	186.5	20.2	10.8	410.2	363.5	46.7	12.9
Cost of services	167.8	151.9	15.9	10.5	331.8	296.4	35.4	12.0

Gross profit	38.9	34.6	4.3	12.2	78.4	67.1	11.3	16.8
Gross profit margin	18.8%	18.6%			19.1%	18.5%
Operating and administrative expenses	32.8	30.6	2.2	7.1	64.6	59.5	5.1	8.5

Operating profit	$6.1	$4.0	$2.1	51.3%	$13.8	$7.6	$6.2	80.3%

Revenues for the periods in 2005 have been reclassified to conform to the current year’s presentation.

BS’ revenues of $206.7 million increased $20.2 million, or 10.8%, in the second quarter of 2006 as compared to the same period in 2005. In the first half of 2006, BS’ revenues increased $46.7 million, or 12.9%, as compared to the first half of 2005. In the second quarter of 2006, staffing services revenue increased $16.8 million, or 16.8%, as compared to the second quarter of 2005. For the first six months of 2006, staffing services revenue increased $28.0 million, or 13.9%, as compared to the same period in 2005. These increases were driven primarily by growth within the IT and Government Services verticals as indicated above and, to a lesser extent, by revenue growth in the P&I vertical.

Project outsourcing revenues increased $3.4 million, or 3.9%, in the second quarter of 2006 as compared to the same period in 2005. For the first half of 2006, project outsourcing revenues increased $18.7 million, or 11.5%, as compared to the first half of 2005. These increases were due primarily to increased demand for project outsourcing in all the verticals, particularly in the P&I, Aerospace, and Life Sciences verticals as indicated above.

BS’ gross profit in the second quarter of 2006 increased $4.3 million, or 12.2%, as compared to the second quarter of 2005. For the six months ended June 30, 2006, BS’ gross profit increased $11.3 million, or 16.8%, as compared to the same period in the prior year. These increases in gross profit were primarily due to higher volume in all of the verticals, partially offset by a $0.5 million arbitration judgment. In addition, BS’ overall gross profit margin increased from 18.6% in the second quarter of 2005 to 18.8% in the second quarter of 2006. In the first half of 2006, BS’ overall gross profit margin increased to 19.1% from 18.5% as compared to the same period in 2005. These increases are due primarily to a higher mix of higher margin project outsourcing business in the P&I and Life Sciences verticals. These increases in the overall gross profit margin were partially offset by increases in lower margin staffing services and pricing pressures within the IT and Government Services verticals related to new account wins in 2005.

BS’ operating and administrative expenses increased $2.2 million in the second quarter of 2006, or 7.1%, compared to the second quarter of 2005. For the six months ended June 30, 2006, BS’ operating and administrative expenses increased $5.1 million, or 8.5%, compared to the same period in 2005. This increase was a result of:

•	Higher staff salaries and incentive-based compensation associated with the increase in sales volume, primarily in the IT and P&I verticals.

•	An increase in Houston area facilities, office and computer costs to support the revenue growth in the P&I vertical indicated above.

Further, operating and administrative expenses for the three and six-month periods ended June 30, 2005 reflect a benefit from the favorable resolution of certain state tax matters.

AndersElite (“Anders”)

Business Strategy

Anders is focused on providing the highest quality candidate and recruitment services within the built environment. The Company utilizes web-based recruitment which provides Anders with a larger pool of highly qualified candidates, and enhances the Company’s ability to filter candidates to meet specific customer needs.

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

Key Performance Indicators

Anders relies on various operational and financial metrics to manage its business. Key metrics include direct margin by recruiter and branch office, payroll costs as a percentage of gross margins, and operating profit as a percentage of revenue.

Monitoring direct margin by recruiter and branch office enables the Company to focus on increasing productivity, thereby increasing profit margins. Additionally, monitoring recruiter and branch performance allows the Company to ensure that high levels of services are delivered to customers.

Gross profits reflect Anders’ performance and ability to control costs. Gross margin may not increase at the same percentage rate as revenue. A focus on maintaining and improving overall margins leads to improved profitability. Permanent placement revenue, which represents approximately 11% of Anders’ total revenue for the six months ended June 30, 2006, also has a significant impact on gross margin. Since there are no direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross profit margins.

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders for the three and six-month periods ended June 30, 2006 and 2005 in U.S. dollars:

Anders

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in millions)
Revenues
Staffing services	$45.6	$41.6	$4.0	9.7%	$89.3	$78.9	$10.4	13.2%
Permanent placement	6.0	5.1	0.9	17.5	10.9	9.6	1.3	13.6

	51.6	46.7	4.9	10.6	100.2	88.5	11.7	13.2
Cost of services	38.1	35.0	3.1	8.9	74.8	66.3	8.5	12.9

Gross profit	13.5	11.7	1.8	15.4	25.4	22.2	3.2	14.3
Gross profit margin	26.2%	25.1%			25.4%	25.1%
Operating and administrative expenses	11.6	9.9	1.7	17.0	22.4	19.7	2.7	13.6

Operating profit	$1.9	$1.8	$0.1	6.8%	$3.0	$2.5	$0.5	19.8%

To more effectively discuss the comparative results of operations for the three and six-month periods ended June 30, 2006 and 2005, respectively, the following table presents Anders’ results on a constant currency basis (i.e. British Pounds - £):

Anders

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2006	2005	£	%	2006	2005	£	%
(in millions)
Revenues
Staffing services	£25.2	£22.4	£2.8	12.5%	£50.2	£42.1	£8.1	19.2%
Permanent placement	3.3	2.7	0.6	22.6	6.1	5.1	1.0	20.0

	28.5	25.1	3.4	13.6	56.3	47.2	9.1	19.3
Cost of services	21.0	18.8	2.2	11.7	42.0	35.3	6.7	18.8

Gross profit	7.5	6.3	1.2	19.0	14.3	11.9	2.4	20.7
Gross profit margin	26.2%	25.1%			25.4%	25.1%
Operating and administrative expenses	6.5	5.3	1.2	21.9	12.6	10.3	2.3	21.7

Operating profit	£1.0	£1.0	£0.0	3.1%	£1.7	£1.6	£0.1	19.5%

Anders’ revenues of £28.5 million in the second quarter of 2006 increased £3.4 million, or 13.6%, as compared to the second quarter of 2005. For the first half of 2006, Anders’ revenues increased £9.1 million, or 19.3%, as compared to the same period in the prior year. The increase in revenue for the three and six months ended June 30, 2006 was largely due to:

•	Increased efficiency and productivity among recruiting and sales personnel.

•	Permanent placement revenue increases as a result of higher average fees in 2006.

•	Stronger customer demand in both staffing services and permanent placement services.

•	The expansion of U.K. and Australian operations through the opening of additional offices in 2005.

Anders’ gross profit in the second quarter of 2006 increased £1.2 million, or 19.0%, as compared to the second quarter of 2005. For the first six months of 2006, Anders’ gross profit increased £2.4 million, or 20.7%, as compared to the same period in the prior year. In the second quarter of 2006, Anders’ overall gross profit margin increased from 25.1% to 26.2% as compared to the second quarter of 2005. For the first six months of 2006, overall gross margin increased from 25.1% to 25.4% as compared to the same period in the prior year. These increases in gross profit and overall gross profit margin for the three and six months ended June 30, 2006 were primarily due to:

•	The increased sales growth and improved productivity indicated above.

•	Permanent placement revenue increases as a result of higher average fees in 2006.

•	An increase in higher margin permanent placement revenue.

Anders’ operating and administrative expenses increased £1.2 million, or 21.9%, in the second quarter of 2006 as compared to the second quarter of 2005. For the first six months of 2006, Anders’ operating and administrative expenses increased £2.3 million, or 21.7%, as compared to the same period in the prior year. These increases were principally due to:

•	Higher staff salaries and incremental incentive-based compensation associated with the increase in sales volume.

•	An increase in bad debt reserves to address specific credit exposures.

•	Additional legal and professional costs associated with certain claims and disputes.

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

Todays’ operations are organized into two service divisions – Temporary, which include both large, multi-location national accounts and higher margin retail accounts (i.e., local and small business accounts) serviced in local branches or onsite at clients’ premises, and Permanent Placement Solutions. All talent lines (Professional Services, Administrative/Clerical, etc.) reside within these two service divisions. Todays’ strategic growth objectives for market expansion include:

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

Permanent placement revenue is driven by the increase or decrease in the number of placements. In some cases, an employee is initially assigned to a customer on a temporary basis, but is later hired by that customer. In those instances, Todays receives both staffing services revenue and a fee for the placements. Permanent placement revenue, which represents approximately 2.3% of Todays’ total revenue for the six months ended June 30, 2006, has an impact on gross margin. Since there are no direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross margin rates.

Gross margin reflects Todays’ performance and ability to achieve desired pricing and control labor costs. While gross margin can shift as a result of the mix of business, a focus on maintaining and improving overall margins leads to improved profitability. Todays’ margins have been negatively impacted due to a mix shift to lower margin national accounts.

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Todays for the three and six-month periods ended June 30, 2006 and 2005:

Todays

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in millions)
Revenues
Staffing services	$38.8	$37.0	$1.8	4.8%	$77.4	$69.4	$8.0	11.5%
Permanent placement	1.0	0.8	0.2	29.3	1.8	1.6	0.2	16.0

	39.8	37.8	2.0	5.3	79.2	71.0	8.2	11.6
Cost of services	30.2	28.4	1.8	6.4	60.5	53.2	7.3	13.7

Gross profit	9.6	9.4	0.2	2.0	18.7	17.8	0.9	5.3
Gross profit margin	24.2%	24.9%			23.6%	25.1%
Operating and administrative expenses	8.2	8.9	(0.7)	(7.5)	16.6	17.7	(1.1)	(6.2)

Operating profit	$1.4	$0.5	$0.9	NM %	$2.1	$0.1	$2.0	NM %

Todays’ revenues of $39.8 million in the second quarter of 2006 increased $2.0 million, or 5.3%, as compared to the second quarter of 2005. For the six months ended June 30, 2006, Todays’ revenues increased $8.2 million, or 11.6%, as compared to the same period in 2005. This represents a slowing in the rate of revenue growth reflecting a cyclical downturn in Todays’ mortgage industry-related business caused by higher interest rates. The higher revenues in the second quarter and the first half of 2006 were primarily a result of:

•	Growth in national accounts as a result of investments in sales and recruiting capabilities in the prior year.

•	A strong business environment and relatively low unemployment rates.

•	A gradual increase during 2006 in average hourly bill rates of 5.5%.

•	Hours billed increased during the first six months of 2006 compared to the first six months of 2005, although hours billed decreased during the second quarter of 2006 compared to the second quarter of 2005.

Todays’ gross profit of $9.6 million in the second quarter of 2006 was higher by $0.2 million, or 2.0%, as compared to the same period in the prior year. For the six months ended June 30, 2006, gross profit was $18.7 million, an increase of $0.9 million, or 5.3%, as compared to the first half of 2005. The increase in gross profit was primarily due to revenue growth and increases in permanent placement revenues. The overall gross profit margin in the second quarter of 2006 decreased to 24.2% from 24.9% compared to the same period on the prior year, and decreased to 23.6% in the first six months of 2006 compared to 25.1% in the first six months of 2005, due primarily to:

•	Faster growth in lower margin national accounts.

•	Strong competitive pricing pressures within the staffing services industry.

•	A shortage of qualified candidates resulted in an increase in average hourly pay rates of 7.1% which exceeded the increase in the average hourly bill rates.

This decrease in the overall gross profit margin was partially offset by an increase in higher margin permanent placement revenues resulting from the effect of mid-2005 changes to incentive-based compensation plans, the full effect of which is reflected in the three and six-month periods ended June 30, 2006.

Todays’ operating and administrative expenses in the second quarter of 2006 decreased $0.7 million, or 7.5%, as compared to the second quarter of 2005. For the first half of 2006, Todays’ operating and administrative expenses decreased $1.1 million, or 6.2%, as compared to the same period in the prior year. These decreases were due primarily to expense containment measures resulting in lower recruitment, personnel, and marketing expenses.

Management Recruiters International (“MRI”)

Business Strategy

The MRI network is one of the largest search and recruitment organizations in the world. The key to MRI’s success is delivering value to its franchisees by providing products, services and business planning assistance to help maximize their business growth and productivity. MRI’s strategic growth objectives include expansion of the international franchise network and continued growth in underdeveloped U.S. market areas. In April 2006, the Company sold an international master franchise. Under the agreement, MRI assigned the rights to all of its existing international franchise agreements as well as the right to enter into any new franchise agreements abroad, with the exception of existing or future franchises in Japan. Under this structure, royalties will initially decline but should be more that offset by expense reductions. However, over time, MRI believes that the master franchisee has the capability to expand the international franchise network, thereby increasing the flow of royalty payments to MRI.

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

Key Performance Indicators

The Company manages and assesses MRI’s performance through various means, with the primary operational and financial measures including weekly job orders, placements and billings, cash collections, royalties, number of franchise offices, and franchise sales and renewals. Various other statistics are reported by the franchisees on a monthly basis via web-based software, such as billable hours and revenue growth.

Billable hours and revenue growth in temporary staffing services reflects MRI’s performance in expanding the support services within the franchise network. Billable hours increased approximately 14.6% in the second quarter of 2006 compared to the second quarter of 2005. This increase is reflected in the growth in staffing services revenue indicated below.

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI for the three and six-month periods ended June 30, 2006 and 2005:

MRI

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
(in millions)
Revenues
Staffing services	$8.7	7.0	$1.7	24.4%	$17.0	$13.6	$3.4	25.0%
Permanent placement and royalties	6.8	7.7	(0.9)	(11.4)	14.0	14.5	(0.5)	(3.3)
Franchise fees	0.9	0.7	0.2	37.9	1.2	1.2	—	—

	16.4	15.4	1.0	6.4	32.2	29.3	2.9	9.8
Cost of services	6.0	4.9	1.1	22.7	11.8	9.4	2.4	25.9

Gross profit	10.4	10.5	(0.1)	(1.2)	20.4	19.9	0.6	2.8
Gross profit margin	63.3%	68.2%			63.3%	67.9%
Operating and administrative expenses	6.9	6.5	0.4	6.6	13.6	12.5	1.1	9.0

Operating profit	$3.5	4.0	$(0.5)	(12.7)%	$6.8	$7.4	$(0.6)	(7.7)%

MRI’s revenues of $16.4 million in the second quarter of 2006 increased $1.0 million, or 6.4%, as compared to the second quarter of 2005. In the first half of 2006, MRI’s revenues of $32.2 million increased $2.9 million, or 9.8%, as compared to the same period in 2005. The increases in revenue in the second quarter and the first half of 2006 were primarily attributable to:

•	Expanded efforts by management to support the pursuit of staffing services revenue by the franchisee offices, which resulted in an increase in revenue in the second quarter of 2006 of $1.7 million, or 24.4%, as compared to the same period in the prior year. In the first half of 2006, staffing services revenue increased $3.4 million, or 25.0%, as compared to the same period in the prior year.

•	An increase in franchise fees in the second quarter of 2006 of $0.2 million, or 37.9%, primarily due to the sale of the international master franchise in April 2006.

The increase in MRI’s revenues was partially offset by a decrease in permanent placement and royalty revenue in the second quarter of 2006 of $0.9 million, or 11.4%, as compared to the second quarter of 2005, and a decrease in the first half of 2006 of $0.5 million, or 3.3%, as compared to the first half of 2005, due primarily to:

•	The sale of an international master franchise in April 2006 and the related transfer of existing franchisees to the master franchisee resulting in lower royalties (although the reduction in international royalties is expected to be offset by lower operating expenses).

•	Introduction of incentive-based rebates as an inducement to qualifying franchisees to grow their businesses and remain part of the MRI network.

•	Non-renewal of several domestic franchise operations.

•	Slower growth by the smaller franchisees.

MRI’s gross profit of $10.4 million in the second quarter of 2006 was lower by $0.1 million, or 1.2%, as compared to the same period in the prior year. The decrease in gross profit was due primarily to a decline in permanent placement and royalty revenue. In the first half of 2006, MRI’s gross profit increased $0.6 million, or 2.8%, as compared to the first half of 2005. The increase in gross profit was primarily due to the revenue growth. Overall gross profit margin decreased from 68.2% in the second quarter of 2005 to 63.3% in the second quarter of 2006. Overall gross profit margin decreased from 67.9% in the first six months of 2005 to 63.3% in the first half of 2006. The decreases in overall gross profit margin for the three and six months ended June 30, 2006 was primarily due to growth in lower margin staffing services revenue and the decline in high margin royalty revenue.

MRI’s operating and administrative expenses of $6.9 million in the second quarter of 2006 increased $0.4 million as compared to the second quarter of 2005. For the first half of 2006, operating and administrative expenses increased $1.1 million, or 9.0%, as compared to the same period in the prior year. This increase was largely due to:

•	Sales commissions associated with the revenue growth in staffing services.

•	Impairment charges of $0.2 million and $0.5 million related to a declines in the fair value of an asset held for sale for the three and six-month periods ended June 30, 2006, respectively.

This increase was partially offset by lower office staff and facility expenses associated with the sale of the international master franchise which was sold in April 2006.

Corporate

Corporate expenses of $4.6 million increased $0.6 million for the second quarter of 2006 as compared to the second quarter of 2005. This increase in corporate expenses was principally the result of incremental spending related to the Company’s Sarbanes-Oxley compliance and financial controls, tax consulting and severance costs.

During the first half of 2006, corporate expenses increased $1.4 million to $9.7 million as compared to the same period in 2005. This increase in corporate expenses was primarily due to the same factors that affected the second quarter of 2006 as well as higher legal fees.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Six months ended June 30,
	2006	2005
(in millions)
Operating Activities	$3.0	$2.4
Investing Activities	(5.7)	(5.9)
Financing Activities	3.3	(6.2)

Operating Activities

During the first half of 2006, the Company generated cash from operating activities of $3.0 million compared to $2.4 million during the same period in 2005. The increase in operating cash flow was driven by higher earnings of $4.0 million, year -over-year increase in working capital of $2.0 million, and a net decrease in non-cash items of $1.4 million. The increase in working capital was primarily due to growth of the business.

Investing Activities

CDI’s primary investing activities were for purchases of property and equipment. During the first half of 2006, capital expenditures totaled $5.8 million, as compared to $6.5 million for the same period in the prior year. Capital expenditures for the first half of 2006 included capital spending for computer hardware and software to support the growth in engineering services in the P&I vertical and recruiting software to support the BS business unit. Capital expenditures for the first half of 2005 included capital spending for a new billing and payroll system for Todays and increased office space to support the growth in engineering services in the P&I vertical. In addition, during the first quarter of 2005 the Company received $0.6 million from a sale of a non-operating corporate asset. Capital spending in 2006 is expected to be approximately $11.0 million.

Financing Activities

Net cash provided by financing activities increased by $9.5 million during the first half of 2006 as compared to the same period in 2005 and included net cash inflows of $3.8 for short-term borrowing in order to fund increased levels of working capital. The Company did not have any outstanding borrowings during the same period in the prior year. Additionally, the Company received $2.3 million in proceeds from stock options exercised during the first half of 2006 as compared to $0.2 million received during the same period in 2005. The level of obligations not liquidated because of outstanding checks increased by $3.2 million principally due to timing of payments.

The Company paid shareholders dividends totaling $4.4 million during the first half of 2006 and 2005. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements.

Summary

The Company’s financial condition continues to remain strong and its business model generates positive cash flow over the business cycle. However, periods of growth, and to a lesser extent, seasonality, do impact working capital needs and cash flow. Management believes that the Company’s current funds, funds generated from operations and funds available under its short-term debt facility will be sufficient to meet currently anticipated working capital and other capital requirements. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

Critical Accounting Policies and Estimates

The Company’s interim financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. Other than as described below, the critical accounting estimates and assumptions identified in the Company’s 2005 Annual Report on Form 10-K filed on March 16, 2006 with the Securities and Exchange Commission have not materially changed.

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

Recent Accounting Pronouncements

In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of this consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to sales, use, value added and some excise taxes. Additionally, this consensus seeks to address how a company should address the disclosure of such items in interim and annual financial statements, either gross or net pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. The Company is required to adopt this statement starting in 2007. The Company is currently evaluating the effect this consensus will have on its consolidated financial statements.

In July of 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The Company is required to adopt this Interpretation in 2007. The Company is currently evaluating the effect that this Interpretation will have on its consolidated financial statements.

I tem 3.	Quantitative and Qualitative Disclosures About Market Risk

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

During the first quarter of 2006, the Company entered into forward exchange contracts to hedge portions of its United Kingdom and Canadian operations’ forecasted earnings. The Company purchased British pound sterling and Canadian dollar forward contracts which mature at various times during 2006, generally corresponding to the close of our quarterly reporting periods. During the quarter ended March 31, 2006, two of the contracts matured and the Company recognized an immaterial loss. For the three and six-month periods ended June 30, 2006, the Company recognized a loss of $0.2 million relating to contracts maturing on June 30, 2006 and recorded an unrealized loss of $0.5 million relating to contracts maturing in periods subsequent to June 30, 2006.

The Company estimates that at June 30, 2006, a uniform 10% weakening in the value of the U.S. dollar relative to the British pound and Canadian dollar would have decreased the fair value of the outstanding forward contracts by $1.4 million, which is expected to be largely offset by a corresponding increase in foreign denominated earnings.

The Company’s direct exposure to interest rate changes is not significant. During the first six months of 2006, the Company’s maximum short-term borrowings were $16.0 million. In 2006, the weighted average interest rate on short-term borrowings was 7.8%. At June 30, 2006, the Company had outstanding bank borrowings of $3.8 million. The Company’s investments in money market instruments are primarily at variable rates.

Item 4.	Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were not effective for the reasons described below (relating to the previously-identified material weakness in internal control over financial reporting).

In connection with the evaluation described above, the Company identified no significant changes in its internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except that the Company has taken the remedial steps described below in connection with the material weakness in internal control over financial reporting that existed as of December 31, 2005.

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

The Company has developed and implemented new control processes and procedures over accounts receivable within its Business Solutions segment to ensure that customer accounts are being analyzed properly and on a timely basis, all identified adjustments are approved and recorded on a timely basis, and all account balances are substantiated by supporting detail. While the Company is implementing remediation plans, the aforementioned material weakness will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. The Company expects to complete its internal control testing by the end of the third quarter of 2006.

PART II. OTHER INFORMATION

I tem 1.	Legal Proceedings

The Company was a party to an arbitration proceeding involving a dispute regarding amounts due under a fixed-price contract with a customer. The arbitration hearing process commenced during the first quarter of 2006, and, on June 29, 2006, the arbitrator awarded a net amount of $1.9 million to the Company, which resulted in a $0.5 million charge to cost of sales in the BS segment. On July 11, 2006, the Company filed a motion with the court to release to the Company funds which had been placed in escrow with the court by the other party.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although it is too early in the process to determine with any reliability the amount or materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in the Company’s consolidated financial statements as of and for the periods ended June 30, 2006 or as of the date of this Report.

Item 1A.	Risk Factors

The Company may experience adverse consequences arising out of an ongoing investigation by the U.K. Office of Fair Trading.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although it is too early in the process to determine with any reliability the amount or materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. It is also possible that third party civil lawsuits may be filed against Anders in connection with this matter. Anders could incur significant legal fees in connection with the OFT investigation and in defending any third party lawsuits. Furthermore, this matter and the related publicity could adversely affect the reputation of Anders and the Company. Senior management at Anders and the Company may need to devote a significant amount of time with regard to this matter, which could distract them from the operation of the business. The Company has not made any provision for any fine or other liabilities relating to this matter in the Company’s consolidated financial statements as of and for the periods ended June 30, 2006 or as of the date of this Report.

Other than with respect to the risk factor described above, there have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

I tem 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

It em 3.	Defaults Upon Senior Securities

None.

It em 4.	Submission of Matters to a Vote of Security Holders

On May 23, 2006, the Company held its annual meeting of shareholders. The matters of business approved at the meeting were: (1) the election of eight directors of the Company and (2) the ratification of KPMG LLP as the Company’s independent auditor for 2006.

The vote for election of directors was as follows:

	For	Withheld
Roger H. Ballou	19,008,147	159,478
Michael J Emmi	19,045,919	122,055
Walter R. Garrison	15,762,149	3,405,825
Kay Hahn Harrell	17,694,728	1,473,246
Lawrence C. Karlson	17,694,728	1,473,246
Ronald J. Kozich	19,044,086	123,888
Constantine N. Papadakis	19,125,163	42,811
Barton J. Winokur	17,634,018	1,533,956

The vote for the ratification of KPMG LLP as independent auditor for 2006 was as follows:

For	19,029,174
Against	134,564
Abstain	4,236

I tem 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amendment dated June 21, 2006 to the Promissory Note from CDI Corp. to JP Morgan Chase Bank, N.A

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.
August 9, 2006

	By:	/s/ Mark A. Kerschner
Mark A. Kerschner
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

10.1	Amendment dated June 21, 2006 to the Promissory Note from CDI Corp. to JP Morgan Chase Bank, N.A

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.