Form 10-Q
period 2006-09-30
CDI CORP
filed 2006-11-08
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Outstanding shares of each of the Registrant’s classes of common stock as of October 31, 2006 were:

Common stock, $.10 par value	20, 004,141 shares
Class B common stock, $.10 par value	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CDI CORP. and SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,882	$13,407
Accounts receivable, less allowance for doubtful accounts of $3,794 - September 30, 2006; $3,588 - December 31, 2005	265,506	232,365
Prepaid expenses and other assets	8,992	6,910
Income taxes receivable	1,648	2,135
Deferred income taxes	6,288	4,938

Total current assets	301,316	259,755
Property and equipment, at cost
Computers and systems	107,100	100,234
Equipment and furniture	30,309	29,305
Leasehold improvements	16,505	15,318

	153,914	144,857
Accumulated depreciation	(115,670)	(107,885)

Property and equipment, net	38,244	36,972

Deferred income taxes	3,350	6,928
Goodwill	73,477	71,199
Other assets	3,921	4,640

Total assets	$420,308	$379,494

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
Obligations not liquidated because of outstanding checks	$6,315	$5,511
Accounts payable	32,809	31,356
Withheld payroll taxes	1,542	1,720
Accrued compensation and related expenses	57,491	41,801
Other accrued expenses and other liabilities	18,827	14,555
Income taxes payable	1,803	2,823

Total current liabilities	118,787	97,766
Deferred compensation and other non-current liabilities	8,155	10,250

Total liabilities	126,942	108,016

Commitments and Contingencies (Note 12)

Shareholders' equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 20,974,830 shares - September 30, 2006; 20,789,972 shares - December 31, 2005	2,097	2,079
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	41,025	35,459
Retained earnings	260,414	250,534
Accumulated other comprehensive income	12,214	5,822
Unamortized value of restricted stock issued	—	(32)
Less common stock in treasury, at cost - 966,934 shares - September 30, 2006 and December 31, 2005	(22,384)	(22,384)

Total shareholders' equity	293,366	271,478

Total liabilities and shareholders' equity	$420,308	$379,494

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$322,451	$290,530	$944,260	$842,860
Cost of services	247,597	222,395	726,527	647,694

Gross profit	74,854	68,135	217,733	195,166

Operating and administrative expenses	64,447	61,207	191,233	178,852
Gain on sale of asset	—	—	—	(420)

Operating profit	10,407	6,928	26,500	16,734
Other (expense) income, net	(42)	45	(576)	291

Earnings before income taxes	10,365	6,973	25,924	17,025
Income tax expense	4,263	2,800	9,462	6,540

Net earnings	$6,102	$4,173	$16,462	$10,485

Basic earnings per share	$0.31	$0.21	$0.83	$0.53
Diluted earnings per share	$0.30	$0.21	$0.82	$0.53

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Common stock
Beginning of period	$2,096	$2,068	$2,079	$2,067
Exercise of stock options	1	1	13	6
Stock purchase plan	—	3	5	4

End of period	$2,097	$2,072	$2,097	$2,077

Additional paid-in-capital
Beginning of period	$40,168	$32,912	$35,459	$31,687
Reclassification from unamortized value of restricted stock	—	—	(32)	—
Exercise of stock options	236	998	2,579	1,247
Stock purchase plan	—	65	1,151	941
Time-vested deferred stock	18	—	101	—
Deferred stock-based compensation	457	285	1,295	377
Stock appreciation rights	—	—	12	—
Restricted stock	5	—	14	—
Tax benefit from equity compensation plans	141	(8)	446	—

End of period	$41,025	$34,252	$41,025	$34,252

Retained earnings
Beginning of period	$256,514	$247,397	$250,534	$245,425
Net earnings	6,102	4,173	16,462	10,485
Dividends paid to shareholders	(2,202)	(2,175)	(6,582)	(6,515)

End of period	$260,414	$249,395	$260,414	$249,395

Accumulated other comprehensive income
Beginning of period	$9,279	$8,495	$5,822	$10,559
Translation adjustment	2,935	(933)	6,392	(2,997)

End of period	$12,214	$7,562	$12,214	$7,562

Unamortized value of restricted stock issued
Beginning of period	$—	$(98)	$(32)	$(228)
Restricted stock - forfeiture	—	—	—	64
Restricted stock - amortization	—	33	—	99
Reclassification to additional paid-in-capital	—	—	32	—

End of period	$—	$(65)	$—	$(65)

Treasury stock
Beginning of period	$(22,384)	$(22,388)	$(22,384)	$(22,320)
Restricted stock - forfeiture	—	—	—	(64)

End of period	$(22,384)	$(22,388)	$(22,384)	$(22,384)

Comprehensive income
Net earnings	$6,102	$4,173	$16,462	$10,485
Translation adjustment	2,935	(933)	6,392	(2,997)

Total	$9,037	$3,240	$22,854	$7,488

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2006	2005
Operating activities:
Net earnings	$16,462	$10,485
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	7,740	7,610
Deferred income taxes	2,304	4,008
Stock-based compensation	1,731	767
Impairment of asset held for sale	611	—
Gain on sale of asset	—	(420)
Changes in operating assets and liabilities:
Accounts receivable, net	(29,144)	(39,346)
Prepaid expenses	(2,616)	878
Accounts payable	1,138	(4,539)
Accrued expenses and other current liabilities	18,695	12,121
Income taxes	(569)	3,825
Other assets, non-current liabilities and other	(341)	(436)

Net cash provided by (used in) operating activities	16,011	(5,047)

Investing activities:
Additions to property and equipment	(8,790)	(12,195)
Purchase of residential property held for sale	—	(2,000)
Proceeds from sale of asset	—	644
Other	62	79

Net cash used in investing activities	(8,728)	(13,472)

Financing activities:
Dividends paid to shareholders	(6,582)	(6,515)
Net borrowings under unsecured credit line	—	6,100
Obligations not liquidated because of outstanding checks	804	(2,135)
Proceeds from exercises of employee stock options	2,592	1,253
Tax benefit from equity compensation plans	446	—

Net cash used in financing activities	(2,740)	(1,297)

Effect of exchange rate changes on cash	932	(616)

Net increase (decrease) in cash and cash equivalents	5,475	(20,432)
Cash and cash equivalents at beginning of period	13,407	32,716

Cash and cash equivalents at end of period	$18,882	$12,284

Supplemental disclosure of cash flow information:
Cash paid for interest	$80	$25
Cash paid for / (refunds of) income taxes, net	7,654	(2,218)

Supplemental disclosure of non-cash financing transactions:
Issuance of common stock under stock-based compensation plans	$1,283	$945

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the full year.

2. Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reportable segment, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the period over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company has conducted its latest annual goodwill impairment test as of July 1, 2006 and identified no impairments.

The following table summarized the changes in the Company’s carrying value of goodwill by reportable segment from December 31, 2005 to September 30, 2006:

	Balance at December 31, 2005	Translation Adjustments	Balance at September 30, 2006
Business Solutions	$16,662	$—	$16,662
AndersElite	21,167	2,023	23,190
Todays	23,524	—	23,524
MRI	9,846	255	10,101

	$71,199	$2,278	$73,477

3. Short-term Borrowings

On November 16, 2004, the Company entered into an uncommitted, unsecured line of credit which provided for borrowings of up to $20.0 million for short-term working capital needs. On October 27, 2005, the short-term credit facility was amended to allow for borrowings of up to $25.0 million and the expiration date was extended to February 28, 2006. On February 28, 2006, the Company and the lender further amended the agreement to allow for borrowings of up to $35.0 million and to extend the expiration date to June 30, 2006. On June 21, 2006, the agreement was further amended to extend the expiration date to August 31, 2006. On August 29, 2006, the Company and the lender further amended the agreement to extend the expiration date to November 30, 2006.

Interest on outstanding borrowings is determined, at the option of the Company, either by the Prime Rate or the Adjusted LIBOR Rate (as defined in the promissory note agreement) plus 0.75%. There are no commitment or facility fees associated with this line of credit. During the first nine months of 2006, the Company’s outstanding borrowings ranged from $0.1 million to $16.0 million and the weighted average interest rate on short-term borrowings was 7.8%. During the first nine months of 2005, the Company’s outstanding borrowings ranged from $0.2 million to $8.7 million and the weighted average interest rate on short-term borrowings was 6.5%. Interest expense for the three and nine-month periods ended September 30, 2006 and 2005 was less than $0.1 million. At September 30, 2006, the Company did not have any borrowings outstanding under this facility. Short-term borrowings as of September 30, 2005 were $6.1 million.

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

During the second and third quarters of 2006, the Company recorded additional charges aggregating $0.2 million for operating lease terminations.

The table presented below shows the activity related to real estate exit costs from a balance sheet perspective by reportable segments:

	Business Solutions	MRI	Totals
Balance as of December 31, 2004	$238	$1,382	$1,620

Additional charges for real estate exit costs	187	391	578
Payments	(362)	(483)	(845)

Balance as of December 31, 2005	63	1,290	1,353

Additional charges for real estate exit costs	139	32	171
Payments	(109)	(381)	(490)

Balance as of September 30, 2006	$93	$941	$1,034

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

The number of common shares used to calculate basic and diluted earnings per share for the three and nine-month periods ended September 30, 2006 and 2005 was determined as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic
Average shares outstanding	20,000,944	19,775,854	19,928,877	19,736,130
Restricted shares issued not vested	(5,783)	(11,800)	(4,811)	(14,300)

	19,995,161	19,764,054	19,924,066	19,721,830

Diluted
Shares used for basic calculation	19,995,161	19,764,054	19,924,066	19,721,830
Dilutive effect of shares / units granted under Omnibus Stock Plan	65,153	128,093	107,415	89,734
Dilutive effect of units issuable under Stock Purchase Plan	42,063	79,986	47,705	95,565

	20,102,377	19,972,133	20,079,186	19,907,129

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

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires all share-based payments to employees to be recognized as an expense based on the estimated fair value of the award on the date of grant. The Company has elected the modified prospective transition method which does not require restatement of prior periods. The Company used the Black-Scholes option pricing model to estimate the fair value of all share-based awards. Compensation cost includes the estimated fair value of all share-based awards which were not fully vested as of January 1, 2006 and the estimated fair value of all share-based awards granted subsequent to January 1, 2006. Compensation expense, less expected forfeitures, is being recognized over the service period on a straight-line basis. Under SFAS No. 123(R), the estimated forfeiture method is required so that expected future forfeitures of non-vested awards are reflected as a reduction of stock-based compensation expense. Estimated forfeitures may need to be revised in subsequent periods if actual forfeitures differ from estimates. However, SFAS No. 123(R) does not allow a subsequent reduction of compensation expense if a vested share-based payment is later forfeited, as would occur when an out-of-the money stock option is surrendered by a resigning employee. Forfeitures were estimated at the time of grant and were based upon historical experience.

The Company has two stock-based compensation plans, the CDI Corp. 2004 Omnibus Stock Plan (“Omnibus Plan”) and the Stock Purchase Plan for Management Employees and Non-Employee Directors (“Stock Purchase Plan”). The Omnibus Plan allows eligible employees to receive awards of stock options, stock appreciation rights, deferred stock, restricted stock, and performance-based restricted stock units. Under the Stock Purchase Plan, certain employees and non-employee directors may purchase units, each of which corresponds to a right to receive one share of the Company’s common stock upon vesting, with a portion of bonuses for employees or retainer fees for non-employee directors. As of September 30, 2006, the Company has reserved 2,744,020 shares of common stock for issuance in connection with stock based awards under the Company’s Omnibus Plan and 154,573 shares of common stock for issuance under the Company’s Stock Purchase Plan.

Stock-based compensation expense is included in operating and administrative expenses in the consolidated statement of earnings and amounted to $427($251, net of tax) and $419 ($251, net of tax) for the three-month periods ended September 30, 2006 and 2005, respectively, and $1,731 ($1,203, net of tax) and $767 ($470, net of tax) for the nine-month periods ended September 30, 2006 and 2005, respectively. The table below summarizes the components of stock-based compensation expense for all of the Company’s stock-based plans for the three and nine-month periods ended September 30, 2006, and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Stock options	$309	$—	$954	$—
Stock appreciation rights	80	276	205	297
Time-vested deferred stock	48	13	226	80
Restricted stock	41	33	123	99
Performance-contingent deferred stock	(118)	—	—	—
Stock Purchase Plan	67	97	223	291

	$427	$419	$1,731	$767

Further detail on each component of stock-based compensation is set forth below.

Stock options

The table below summarizes the fair value of options granted for the nine-month period ended September 30, 2006 and the assumptions utilized to estimate the fair value. The Company did not grant stock options during the quarter ended September 30, 2006 or the three and nine-month periods ended September 30, 2005.

Nine months ended September 30, 2006
Risk-free interest rate	4.625%
Expected life of option	5.0 years
Expected stock price volatility	37%
Expected dividend yield	1.53%
Weighted-average fair value at grant date	$9.87

Options are generally granted at a price equal to the closing market price per share of the Company’s common stock on the date of grant. Employee stock options generally vest ratably over a five-year period and expire seven years from the date of grant. In estimating the expected term of the options, the Company has utilized the “simplified method” allowable under SEC Staff Accounting Bulletin No. 107, Share-Based Payment. The expected stock price volatility is based on the historical volatility of the Company’s common stock over the previous five years.

The following table summarizes the Company’s stock option activity and related information for the nine-month period ended September 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	913,434	$22.75
Granted	17,000	28.78
Exercised	(121,960)	21.26
Forfeited/cancelled	(38,930)	28.14

Outstanding at September 30, 2006	769,544	$22.80	4.0	$1,286

Exercisable at September 30, 2006	543,320	$21.58	4.0	$1,164

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on September 30, 2006. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $0.9 million which represents the difference between the exercise price and the closing stock price on the date of exercise.

The following table summarizes the Company’s nonvested stock option activity and related information for the nine months ended September 30, 2006:

	Options	Weighted Average Exercise Price
Nonvested at December 31, 2005	374,156	$25.03
Granted	17,000	28.78
Vested	(145,902)	24.11
Forfeited/cancelled	(19,030)	27.14

Nonvested at September 30, 2006	226,224	$25.71

As of September 30, 2006, total unrecognized compensation cost related to nonvested stock options was $1.7 million and will be recognized over the remaining weighted-average service period of 1.7 years.

Stock Appreciation Rights (“SARs”)

The table below summarizes the fair value of SARs granted for the nine months ended September 30, 2006 and 2005, respectively, and the assumptions utilized to estimate the fair value.

	Nine months ended September 30,
	2006	2005
Risk-free interest rate	4.56 - 5.08%	3.850%
Expected life of option	5.0 years	5.5 years
Expected stock price volatility	37%	35%
Expected dividend yield	1.53 - 2.15%	2.37%
Weighted-average fair value at grant date	$6.73 - 9.71	$6.50

SARs generally vest ratably over a five-year period and expire seven years from the date of grant. Designated employees are eligible to receive any appreciation in the value of the stock from the date of grant to the exercise date. Upon exercise, the net amount of any increase in stock price, minus withholding taxes, is payable in shares of common stock. In estimating the expected term of the SARs, the Company has utilized the “simplified method” allowable under SEC Staff Accounting Bulletin No. 107. The expected stock price volatility is based on the historical volatility of the Company’s common stock over the previous five years.

The following table summarizes the Company’s SARs activity and related information for the nine months ended September 30, 2006:

	SARs	Weighted average exercise price	Weighted average Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	138,568	$21.41
Granted	178,475	25.88
Exercised	(3,433)	20.81
Forfeited/cancelled	(19,089)	22.30

Outstanding at September 30, 2006	294,521	$24.07	6.1	$—

Exercisable at September 30, 2006	22,175	$21.56	5.5	$—

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on September 30, 2006. At that date, the exercise price exceeded the closing stock price of the SARs resulting in a zero value. The total intrinsic value of SARs exercised during the nine months ended September 30, 2006 was not material.

The following table summarizes the Company’s nonvested SARs activity and related information for the nine months ended September 30, 2006:

	SARs	Weighted Average Exercise Price
Nonvested at December 31, 2005	138,568	$21.41
Granted	178,475	26.56
Vested	(27,164)	21.42
Forfeited/cancelled	(17,533)	22.44

Nonvested at September 30, 2006	272,346	$24.27

As of September 30, 2006, total unrecognized compensation cost related to nonvested SARs was $1.4 million and will be recognized over the remaining weighted-average service period of 3.0 years.

The table below illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and nine-month periods ended September 30, 2005. The Black-Scholes option pricing model was used to estimate the fair value of stock options and SARs.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$4,173	$10,485
Stock-based employee and director compensation cost included in reported net income, net of income tax effect	251	470
Stock-based employee and director compensation cost under fair value method, net of income tax effect	(305)	(687)

Pro forma net Income	$4,119	$10,268

Net income per share:
Basic - as reported	$0.21	$0.53
Basic - pro forma	$0.21	$0.52

Diluted - as reported	$0.21	$0.53
Diluted - pro forma	$0.21	$0.52

Time-Vested Deferred Stock

Time-Vested Deferred Stock (“Deferred Stock”) entitles each recipient to receive a number of shares of the Company’s common stock upon vesting. The shares of Deferred Stock vest 20% on each of the five anniversaries following the date of grant. Deferred Stock will generally be forfeited prior to vesting if the holder’s employment with the Company ends. If a holder forfeits shares of Deferred Stock, the Company will reduce expense and additional paid-in-capital by the amount related to the forfeited shares. Upon vesting, a holder of Deferred Stock is credited with additional shares of the Company’s common stock having a fair market value equal to the sum of the dividends that would have been paid on the deferred stock during the vesting period. Compensation cost on Deferred Stock is calculated based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight-line basis over the vesting period. Compensation expense relating to Deferred Stock totaled $226 and $80 for the nine-month periods ended September 30, 2006 and 2005, respectively, and $48 and $13 for the three-month period ended September 30, 2006 and 2005, respectively.

Restricted Stock

Shares of restricted common stock issued under the Omnibus Plan vest with the passage of time, generally four to five years, and have a fixed value at the time of grant. Upon vesting, a holder of restricted stock is credited with additional shares of the Company’s common stock having a fair market value equal to the sum of the dividends that would have been paid on the restricted stock during the vesting period. Shares that do not vest are forfeited. To the extent that unvested restricted shares are forfeited, additional paid-in-capital is reduced and forfeited shares are placed in treasury stock. Compensation cost related to restricted stock awards is calculated based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight-line basis over the vesting period. Compensation expense relating to restricted stock totaled $123 and $99 for the nine-month periods ended September 30, 2006 and 2005, respectively, and $41 and $33 for the three-month periods ended September 30, 2006 and 2005, respectively.

Performance-Contingent Deferred Stock

In 2006, the Company granted performance contingent awards under the Omnibus Plan that generally vest over a two year period. Awards are earned based on the achievement of pre-determined goals for the year of grant and continued employment. The fair value of the awards is determined on the date of grant. If the Company determines the achievement of the performance conditions is probable, there will be charges to earnings on a straight-line basis over the vesting period. Based on the Company’s initial expectations of financial performance, the Company recorded compensation expense amounting to $118 through the first half of 2006. At September 30, 2006, based on its forecast of financial performance for the year ending December 31, 2006, the Company does not expect any awards to vest. The June year-to-date estimate of $118 was reversed in the quarter ended September 30, 2006.

In 2005, the Company granted performance contingent awards; however, no awards were earned since the performance criteria were not attained.

Stock Purchase Plan

The Stock Purchase Plan allows designated employees and non-employee directors to purchase units (“SPP units”), each of which corresponds to a right to receive one share of the Company’s common stock upon vesting, with a portion of their bonuses (in the case of employees) or retainer fees (in the case of directors). Certain senior management personnel are required to participate by using 25% of their annual bonus awards to purchase SPP units and can elect participation for up to an additional 25%. Other employee participants can elect to use up to 25% of their annual bonus amount to purchase SPP units. Non-employee directors may participate by using some or all of their retainer fees to purchase SPP units. The Company makes a matching contribution of one SPP unit for every three units purchased by a participant on a voluntary basis. Vesting of SPP units occurs over a period of three to ten years as chosen by the participant. Compensation cost is calculated based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight-line basis over the vesting period. Compensation expense related to SPP units totaled $223 and $291 for the nine-month periods ended September 30, 2006 and 2005, respectively, and $67 and $97 for the three-month periods ended September 30, 2006 and 2005, respectively.

7. Related Party Transaction

On August 26, 2005, the Company entered into a relocation agreement with a newly hired MRI executive. Under the terms of the agreement, the executive transferred beneficial ownership of his former principal residence to the Company in exchange for $2.0 million. At the time of the transfer, the property had a fair value, net of costs to sell, of $3.2 million with an outstanding mortgage of $1.4 million. During the fourth quarter of 2005, the Company recorded an impairment charge of $0.1 million, reducing the carrying amount of the asset to $3.1 million as of December 31, 2005. The Company had the property reappraised at the end of each quarterly reporting period in 2006. Due to a decline in the fair value of the property, the Company recorded impairment charges of $0.1 million and $0.6 million for the three and nine-month periods ended September 30, 2006, which are included in operating and administrative expenses in the consolidated statement of earnings. The Company has engaged a third party to sell the property and expects to sell the property in the near term. The Company has classified the asset and the liability separately. The asset of $2.5 million and the mortgage payable of $1.4 million are presented in the consolidated balance sheet at September 30, 2006 in “Prepaid expenses and other assets” and “Other accrued expenses and other liabilities”, respectively. The value of the asset is included in MRI for segment reporting purposes (see Note 8).

8. Reporting Segments

The Company has four reporting segments: Business Solutions (“BS”), AndersElite (“Anders”), Todays Staffing (“Todays”), and Management Recruiters International (“MRI”). BS operates principally through five key verticals: CDI-Process & Industrial (“P&I”), CDI-Information Technology (“IT”) Services, CDI-Aerospace, CDI-Government Services, and CDI-Life Sciences.

•	CDI-Process & Industrial – Provides a full range of engineering, project management, design, professional staffing, and outsourcing solutions to firms in two different sectors: the process sector that includes firms in oil, gas, and chemicals; and the industrial sector, covering firms in power generation and energy transmission, telecommunications, and heavy manufacturing.

•	CDI-Information Technology Services – Provides IT staffing and IT outsourcing solutions to a broad range of primarily service-based industries.

•	CDI-Aerospace – Provides a full range of engineering, design, project management, professional IT and engineering staffing, and outsourcing solutions to both the commercial and military aerospace markets.

•	CDI-Government Services – Focuses on providing engineering, design, and logistics services to the defense industry.

•	CDI-Life Sciences – Offers design, validation, project management, engineering, professional staffing, and outsourcing solutions to customers in the pharmaceutical, bio-pharmaceutical, and regulated medical services industries.

Anders is a leading United Kingdom-based firm specializing in sourcing professionals from architects and surveyors, to electrical and construction engineers, to information technology professionals, in private and government-funded design and construction projects.

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

Effective January 1, 2006, the Company changed its method of allocating shared services costs to more accurately reflect management and staff time devoted to, and central costs attributable to, the reporting segments. The Company has revised the reporting segments’ prior year operating profit for comparative purposes. Operating segment data is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
BS	$209,643	$187,517	$619,852	$551,023
Anders	58,639	48,934	158,848	137,438
Todays	36,546	38,418	115,791	109,420
MRI	17,623	15,661	49,769	44,979

	$322,451	$290,530	$944,260	$842,860

Operating profit (loss):
BS	$7,439	$5,244	$21,277	$12,866
Anders	2,706	2,431	5,724	4,950
Todays	651	970	2,750	1,032
MRI	4,069	2,742	10,860	10,156
Gain on sale of asset	—	—	—	420
Corporate expenses	(4,458)	(4,459)	(14,111)	(12,690)

	$10,407	$6,928	$26,500	$16,734

Inter-segment activity is not significant; therefore, revenues reported for each operating segment are substantially all from external customers.

The following table reconciles the amount of operating profit as previously reported to the revised amounts as shown above:

	Three months ended September 30, 2005
	Amounts previously reported	Reclassifications	As Revised
Operating profit (loss):
BS	$5,003	$241	$5,244
Anders	2,583	(152)	2,431
Todays	1,237	(267)	970
MRI	2,564	178	2,742
Gain on sale of asset	—	—	—
Corporate expenses	(4,459)	—	(4,459)

	$6,928	$—	$6,928

	Nine months ended September 30, 2005
	Amounts previously reported	Reclassifications	As Revised
Operating profit (loss):
BS	$12,090	$776	$12,866
Anders	5,439	(489)	4,950
Todays	1,892	(860)	1,032
MRI	9,583	573	10,156
Gain on sale of asset	420	—	420
Corporate expenses	(12,690)	—	(12,690)

	$16,734	$—	$16,734

	September 30, 2006	December 31, 2005
Assets:
BS	$245,467	$229,328
Anders	78,343	58,972
Todays	44,486	43,798
MRI	32,517	33,377
Corporate	19,495	14,019

	$420,308	$379,494

Segment assets at December 31, 2005 have been reclassified to conform to the current period presentation.

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

For the three-month period ended September 30, 2006, the Company recognized a loss of $0.4 million relating to contracts maturing on September 30, 2006 and recorded an unrealized gain of $0.3 million relating to contracts maturing subsequent to September 30, 2006. For the nine-month period ended September 30, 2006, the Company recorded cumulative realized losses of $0.6 million relating to contracts maturing on or before September 30, 2006 and recorded an unrealized loss of $0.2 million relating to contracts maturing subsequent to September 30, 2006. The liability of $0.2 million is presented in the accompanying consolidated balance sheet in “other accrued expenses and other liabilities” and the losses are presented in the accompanying consolidated statement of earnings in “other (expense) income, net”.

10. Sale of Asset

During the first quarter of 2005, the Company recorded a pre-tax gain of $0.4 million from a sale of a non-operating corporate asset. Proceeds from this sale were $0.6 million.

11. International Master Franchise Agreement

Effective April 1, 2006, the Company entered into an international master franchise agreement, which transferred to an unrelated third party all existing international franchise agreements as well as the right to enter into new franchise agreements abroad, with the exception of existing or future franchises in Japan. The Company received an initial franchise fee of $0.3 million upon execution of the agreement and will receive initial franchise fees for all new franchises sold by the master franchisee. The Company will also receive continuing royalty payments. As part of the agreement, the other party changed its name to “MRI Worldwide Network Limited.” The Company also transferred an office lease and certain employees and sold fixed assets for $0.1 million, which approximated their net book value.

12. Commitments and Contingencies

The Company has litigation and other claims pending which have arisen in the ordinary course of business. In the opinion of management, with the exception of the matters discussed below, none of these items are expected to have a material adverse impact on the Company’s financial position or results of operations.

The Company was a party to an arbitration proceeding involving a dispute regarding amounts due under a fixed-price contract with a customer. The arbitration hearing process commenced during the first quarter of 2006, and, on June 29, 2006, the arbitrator awarded a net amount of $1.9 million to the Company, which resulted in a $0.5 million charge to cost of sales in the BS segment. On July 11, 2006, the Company filed a motion with the court to release to the Company funds which had been placed in escrow with the court by the other party. On September 29, 2006, the court ordered the funds to be released. See Note 13.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although it is too early in the process to determine with any reliability the amount or materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in the Company’s consolidated financial statements as of and for the periods ended September 30, 2006.

13. Subsequent Event

On October 25, 2006, the Company declared a quarterly dividend of $0.11 per share to be paid on November 22, 2006 to all shareholders of record as of November 8, 2006. As of October 31, 2006, there were 20,004,141 shares outstanding.

On October 16, 2006 the Company received the $1.9 million which had been placed in escrow with the court in connection with the arbitration hearing discussed in Note 12.

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

Results of Operations

Overview

Business Strategy

CDI’s strategic objective is to be a single source provider of engineering and IT solutions, project management and professional staffing. These high value services enable CDI’s customers to focus on their core competencies and drive profitable growth and return on capital investment.

CDI’s business model is based on certain critical elements. CDI strives to meet the needs of its customers through its ability to provide highly-qualified technical, managerial and administrative personnel, to develop cost effective engineering and IT solutions, and to manage the implementation of complex projects. A key strategic objective of the Company is to focus more on higher value, higher margin and longer cycle business, such as engineering project and solutions business and permanent placement services. The Company is also focused on providing staffing services that generate superior returns on capital. The Company is organized to support its vertical go-to-market strategy. The Company has developed more efficient business processes, instituted cost containment measures and increased productivity. As a result, CDI believes it can generate, on incremental revenue, variable contribution percentage margins in the 10% to 15% range.

Key Performance Indicators

Revenue growth is favorably impacted by external factors such as a strong business environment, an increase in capital spending and low U.S. and U.K. unemployment rates. Improving economic growth typically results in increasing demand for labor. Low unemployment rates indicate relatively full employment for the types of employees CDI customers hire on a permanent and contract basis. Internally, CDI’s ability to capitalize on opportunities created by economic expansion, its performance on new and existing accounts, new contract and account wins, and the ability to mitigate competitive pricing pressures will affect the Company’s ability to increase revenue.

Gross profit and gross profit margin reflect CDI’s performance and ability to control costs. While gross profit margin can shift as a result of the mix of business, a focus on maintaining and improving overall margins leads to improved profitability. Permanent placement revenue also has an impact on gross profit margin. Since there are no direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross profit margin.

In addition the Company has established the following longer term performance metrics and targets:

•	Produce pretax return on net assets of 20% and redeploy assets unable to meet target,

•	Generate operating margins of 5% through financial discipline and lean headquarters operations, and

•	Derive at least 60% of revenues from higher margin, longer cycle business.

Results of Operations

CDI’s operating performance in the third quarter of 2006 continued to demonstrate momentum as revenues increased 11.0% as compared to the same period in 2005. For the first nine months of 2006, CDI’s revenues increased 12.0% as compared to the same period in the prior year. This was due to a number of factors, including a relatively healthy economic environment, continued strength in hiring and employment levels, and increasing capital spending by customers in the Company’s key business verticals. In addition, focused execution by sales and operations teams, key account wins across a broad spectrum of accounts in both the first nine months of 2006 and the second half of 2005, and a growing demand for project outsourcing and staffing services have contributed to significant growth in revenues.

During the third quarter of 2006, CDI’s net earnings increased 46.2% as compared to the same period in 2005 due primarily to revenue growth and a lower rate of operating and administrative expenses as a percentage of revenues. The increase in reported gross profit was principally attributable to the overall growth in revenues. Operating and administrative expenses, as a percent of revenues, declined in the third quarter of 2006 as compared to the third quarter of 2005, and in the first nine months of 2006 as compared to the first nine months of 2005. This decline was principally attributable to the Company’s ability to contain its expenses and leverage its fixed cost base.

Investigation by the U.K. Office of Fair Trading

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although it is too early in the process to determine with any reliability the amount or materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in the Company’s consolidated financial statements as of and for the periods ended September 30, 2006.

Consolidated Results of Operations for the three and nine-month periods ended September 30, 2006 as compared to the three and nine-month periods ended September 30, 2005

The table that follows presents revenues by service type along with some key metrics (in percentages) for the three-month periods ended September 30, 2005 and 2006:

	Three months ended September 30,				Increase (Decrease)
	2006		2005
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues (1)
Staffing services	$227.8	70.6%	$203.2	70.0%	$24.6	12.1%
Project outsourcing	77.9	24.2	71.8	24.7	6.1	8.6
Permanent placement and royalties	15.6	4.8	15.1	5.2	0.5	3.0
Franchise fees	1.2	0.4	0.4	0.1	0.8	211.4

	$322.5	100.0%	$290.5	100.0%	$32.0	11.0

Gross profit	$74.8	23.2%	$68.1	23.5%	6.7	9.9
Operating and administrative expenses	$64.4	20.0	$61.2	21.0	3.2	5.3
Operating profit	$10.4	3.2	$6.9	2.4	3.5	50.2
Net earnings	$6.1	1.9%	$4.2	1.4%	1.9	46.2

Cash and cash equivalents at September 30	$18.9		$12.3		6.6	53.5
Cash flow provided by operations	$13.0		$(7.4)		20.4	NM	%
After-tax return on shareholders' equity (2)	6.8%		2.5%
Pre-tax return on net assets(3)	11.7%		4.1%
Variable contribution margin(4)	10.9%		19.1%

(1)	Revenues for the periods in 2005 have been reclassified to conform to the current year's presentation.
(2)	Current quarter combined with the three preceeding quarters' net earnings or (loss) divided by the average shareholders' equity.
(3)	Current quarter combined with the three preceeding quarters' pre-tax earnings or (loss) divided by average net assets. Net assets include total assets minus total liabilities excluding cash and income tax accounts.
(4)	Year-over-year change in operating profit divided by year-over-year change in revenues.

Consolidated revenues for the third quarter of 2006 were $322.5 million, compared to $290.5 million in the third quarter of 2005, an increase of $32.0 million, or 11.0%. Revenues in all categories of revenue increased in the third quarter of 2006 as compared to the same period in 2005. The improvement in consolidated revenues was driven primarily by a strong economic business environment and:

•	An increase in staffing services with a major alliance customer in the BS segment.

•	An increase in customer demand for project outsourcing, as a result of significant capital spending by customers, primarily within the oil, gas, and chemical industries.

•	An increase in Anders’ staffing services revenue as investments in sales and recruiting capabilities in prior years contributed to revenue growth.

•	An increase in MRI’s staffing services revenue as management expanded its efforts to support its franchised offices in pursuit of this business.

•	An increase in the number of new MRI franchises sold.

The Company’s consolidated gross profit of $74.8 million in the third quarter of 2006 was higher by $6.7 million, or 9.9%, as compared to the third quarter of 2005. These increases in gross profit were primarily due to revenue growth.

Consolidated operating and administrative expenses of $64.4 million in the third quarter of 2006 were higher by $3.2 million, or 5.3%, as compared to the third quarter of 2005. These increases were proportionately less than the increase in revenues reflecting benefits from leveraging the Company’s fixed cost base. The increase in expenses is due primarily to:

•	Higher staff salaries and incentive-based compensation associated with the revenue growth.

•	An increase in facilities costs associated with the P&I vertical expansion in Houston, Texas and Anders expansion in the U.K.

•	Incremental spending related to tax consulting, executive search fees and severance costs.

•	Impairment charges related to a decline in the fair value of an asset held for sale amounting to $0.1 million for the third quarter of 2006.

The operating and administrative expenses in the third quarter of 2005 also reflected approximately $0.4 million of non-recurring executive relocation costs and approximately $0.3 million related to real estate exit costs.

Operating profit was $10.4 million in the third quarter of 2006 as compared to $6.9 million in the third quarter of 2005, an increase of $3.5 million, or 50.2%, as a result of the net effect of those items discussed above and the Company’s ability to leverage its fixed cost base.

Operating profit margin, a key metric, increased from 2.4% in 2005 to 3.2% in 2006.

The Company’s effective income tax rate increased from 40.2% in the third quarter of 2005 to 41.1% for the third quarter of 2006 due to the effect of an increase in the valuation allowance for certain deferred state income taxes.

The table that follows presents revenues by service type along with some key metrics (in percentages) for the nine-month periods ended September 30, 2005 and 2006:

	Nine months ended September 30,				Increase (Decrease)
	2006		2005
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues (1)
Staffing services	$660.8	70.0%	$598.5	71.0%	$62.3	10.4%
Project outsourcing	236.7	25.1	199.8	23.7	36.9	18.4
Permanent placement and royalties	44.4	4.7	43.0	5.1	1.4	3.2
Franchise fees	2.4	0.2	1.6	0.2	0.8	53.8

	$944.3	100.0%	$842.9	100.0%	$101.4	12.0

Gross profit	$217.7	23.1%	$195.2	23.2%	22.5	11.6
Operating and administrative expenses	$191.2	20.3	$178.8	21.2	12.4	6.9
Operating profit	$26.5	2.8	$16.7	2.0	9.8	58.4
Other (expense) income	$(0.6)	(0.1)	0.3	—	(0.9)	NM
Net earnings	$16.5	1.7%	$10.5	1.2%	6.0	57.0

Cash and cash equivalents at September 30	$18.9		$12.3		6.6	53.5
Cash flow provided by (used in) operations	$16.0		$(5.0)		21.0	NM	%
Variable contribution margin(2)	9.6%		0.3%

(1)	Revenues for the periods in 2005 have been reclassified to conform to the current year's presentation.
(2)	Year-over-year change in operating profit divided by year-over-year change in revenues.

On a year-over-year basis, consolidated revenues for the first nine months of 2006 increased $101.4 million, or 12.0%. Revenues in all four categories of revenue and all four Company reporting segments increased in the first nine months of 2006 as compared to the same period in 2005. The improvement in consolidated revenues was driven primarily by a strong economic business environment and:

•	An increase in staffing services with a major alliance customer in the BS segment.

•	Increased demand for project outsourcing services within all five BS verticals as a result of significant capital spending by customers, primarily within the oil, gas, chemical and the commercial aerospace industries.

•	An increase in Todays and Anders’ staffing services revenue as investments in sales and recruiting capabilities in prior years contributed to revenue growth.

•	An increase in MRI’s staffing services revenue as management expanded its efforts to support its franchised offices in pursuit of this business.

•	An increase in the number of new MRI franchises sold and the sale of an international master license.

For the nine months ended September 30, 2006, consolidated gross profit increased $22.5 million, or 11.6%, as compared to the same period in 2005. This increase in gross profit was primarily due to revenue growth.

For the nine months ended September 30, 2006, consolidated operating and administrative expenses increased $12.4 million, or 6.9%, from the same period in 2005. These increases are due primarily to:

•	Higher staff salaries and incentive-based compensation associated with the revenue growth.

•	Increases in facilities costs associated with the P&I vertical expansion in Houston, Texas and Anders expansion in the U.K.

•	Incremental spending related to the Company’s Sarbanes-Oxley compliance and financial controls, tax consulting and severance costs.

•	Increased cost of stock-based compensation expenses in 2006 amounting to $1.0 million, compared to the same period in 2005, primarily as a result of adopting SFAS No. 123(R).

•	Impairment charges related to a decline in the fair value of an asset held for sale amounting to $0.6 million in 2006.

For the first nine months of 2006, operating profit increased $9.8 million, or 58.4%, compared to the same period in 2005. On a year-over-year basis, operating profit as a percentage of revenues increased from 2.0% in the first nine months of 2005 to 2.8% in the first nine months of 2006. The improvement is a result of the net effect of those items discussed above and the Company’s ability to contain its expenses and leverage its fixed cost base.

Other expense increased $0.9 million for the nine-month period ended September 30, 2006 primarily due to losses on foreign exchange forward contracts. The Company entered these contracts to hedge a portion of its United Kingdom and Canadian operations’ forecasted earnings.

The Company’s effective income tax rate decreased from 38.4% for the first nine months of 2005 to 36.5% for the first nine months of 2006. The decrease in the effective tax rate is primarily due to recognition of certain foreign research and development credits in the second quarter of 2006. The Company anticipates its full year tax rate to be in the range of 36% to 38%.

Segment Discussion

Business Solutions (“BS”)

Business Strategy

BS’ business model is a key factor in its continued growth and profitability. BS pursues the development of long-term affiliations and alliances with its customers as a cost effective, single source provider of professional staffing and project outsourcing services. By working as a central supplier and partner with its customers, BS is able to develop an understanding of its customers’ overall business needs as well as the unique technical needs of their projects. This approach creates the opportunity for BS to provide a greater and more integrated range of services to its customers to facilitate efficient project management, program integration and transition, and execution. The success of BS’ business strategy is dependent on maintaining and renewing its existing customers or contracts, continued capital spending by its major engineering customers, the ability to win new contract awards and accounts and the availability and cost of labor. In addition, BS is strategically engaging in offshore arrangements to lower its cost of services for clients and tap into a broader talent pool.

Key Performance Indicators

The Company manages and assesses BS’ performance through various means, with the primary financial and operational measures including revenue growth, new contract wins, new accounts, gross profit margin and operating profit.

Revenue growth reflects performance on both new and existing contracts. Incremental increases in revenue will not generally result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating profit margins.

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

Gross margin reflects BS’ performance and ability to achieve desired pricing and control labor costs. BS’ focus on maintaining and improving overall margins has led to improved profitability. Gross margins can also shift as a result of the mix of business, with project business generally providing higher margins.

Results of Operations

The following table presents changes in revenue from each of BS’ verticals for the three-month periods ended September 30, 2006 and 2005:

	Three months ended September 30,				Increase (Decrease)
	2006		2005
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues:
CDI-Process and Industrial	$93.3	44.5%	$85.3	45.5%	$8.0	9.4%
CDI-Information Technology Services	78.3	37.4	67.1	35.8	11.2	16.7
CDI-Aerospace	20.6	9.8	20.8	11.1	(0.2)	(0.8)
CDI-Government Services	14.2	6.8	12.0	6.4	2.2	18.0
CDI-Life Sciences	3.2	1.5	2.3	1.2	0.9	36.8

	$209.6	100.0%	$187.5	100.0%	$22.1	11.8%

The P&I vertical focuses on small to medium-sized engineering projects within the process sector, which includes the oil refining, chemical and alternative energy industries, as well as the industrial sector, which includes power generation, telecommunications and heavy manufacturing. Typically, these customers are large, industrial, multi-national companies that use multiple vendors. Contracts are awarded based on the ability to meet the specific requirements of each individual project. Although revenues within the P&I vertical increased $8.0 million, or 9.4%, in the third quarter of 2006, as compared to the same period in the prior year, the Company continues to experience constraints on the labor pool for Gulf Coast engineers. This increase in revenues was largely attributable to strong capital spending by customers within the process sector, and to a lesser extent, within the industrial sector, resulting in both new account wins and a ramp-up of existing accounts.

The IT vertical provides a variety of staffing and outsourcing solutions to optimize a client’s infrastructure and reduce overall IT costs, establish and improve service levels, and free up capital for strategic objectives. Services include network and systems support, help desk and call center operations, application maintenance and development and consulting and project management. The IT staffing industry is highly competitive and is subject to strong pricing pressures from customers and competitors. New contracts are awarded through a formalized competitive bid process. In the third quarter of 2006, revenues within the IT Services vertical increased $11.2 million, or 16.7%, as compared to the third quarter of 2005. This increase was primarily attributable to revenue generated from a major alliance account win in the second half of 2005 as this account continues to grow. All other IT Services revenue was slightly down in the third quarter of 2006 as compared to the same period in 2005 due mainly to the elimination of some smaller, low return retail accounts and office closures.

The Aerospace vertical provides staffing and outsourcing services to the commercial and military aerospace industries, which are dominated by major national and international conglomerates. Revenues within the Aerospace vertical decreased $0.2 million, or 0.8%, in the third quarter of 2006 as compared to the same period in the prior year. This decrease in revenue was due primarily to a reduction in lower margin technical staffing revenue.

The Government Services vertical focuses on providing services primarily to U.S. Government agencies and prime contractors in the shipbuilding, military aviation, and marine design industries. In the third quarter of 2006, revenues increased $2.2 million, or 18.0%, as compared to the third quarter of 2005. These increases were driven primarily by renewed U.S. federal government funding of a major U.S. Navy shipbuilding and ship design contract, as well as increased revenue from several new managed staffing contracts awarded during 2005.

The Life Sciences vertical provides engineering design, procurement and construction management to customers in the pharmaceutical and biotechnology industries. Customers range from start-up entities to large multinational organizations. Revenues within the Life Sciences vertical increased $0.9 million, or 36.8%, in the third quarter of 2006 as compared to the third quarter of 2005. These revenue increases were largely attributable to several new contract wins awarded during 2005 and the first nine months of 2006.

The following table presents changes in revenue from each of BS’ verticals for the nine-month periods ended September 30, 2006 and 2005:

	Nine months ended September 30,				Increase (Decrease)
	2006		2005
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues:
CDI-Process and Industrial	$274.8	44.3%	$252.0	45.7%	$22.8	9.0%
CDI-Information Technology Services	229.5	37.0	196.4	35.6	33.1	16.9
CDI-Aerospace	64.3	10.4	61.6	11.2	2.7	4.4
CDI-Government Services	42.8	6.9	34.6	6.3	8.2	23.7
CDI-Life Sciences	8.5	1.4	6.5	1.2	2.1	32.3

	$619.9	100.0%	$551.0	100.0%	$68.9	12.5%

For the first nine months of 2006, revenues within the P&I vertical increased $22.8 million, or 9.0%, as compared to the first nine months of 2005. This increase in revenues was largely attributable to strong capital spending by customers within the process sector, and to a lesser extent, within the industrial sector, resulting in both new account wins and a ramp-up of existing accounts.

Revenues within the IT Services vertical increased $33.1 million, or 16.9%, for the nine months ended September 30, 2006, as compared to the same period in the prior year. This increase was primarily attributable to revenue generated from a major alliance account win in the second half of 2005 as this account continues to grow. All other IT Services revenue has declined slightly due mainly to the closure of some offices and the elimination of some smaller, low return retail accounts.

The Aerospace vertical increased revenue $2.7 million, or 4.4%, for the first nine months of 2006, as compared to the same period last year. This increase in revenue was due primarily to an increased demand for project outsourcing which was partially offset by a small decline in lower margin technical staffing revenue.

For the nine months ended September 30, 2006, revenues within the Government Services vertical increased $8.2 million, or 23.7%, as compared to the same period in 2005. These increases were driven by both the renewal of U.S. federal government funding of a major U.S. Navy shipbuilding and ship design contract, and revenue generated by several new managed staffing contracts awarded during 2005.

Life Sciences increased revenue $2.1 million, or 32.3%, in the first nine months of 2006, as compared to the same period in 2005, due primarily to several new contract wins awarded during 2005 and the first nine months of 2006.

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for BS for the three-month periods ended September 30, 2006 and 2005:

BS

	Three months ended September 30,				Increase (Decrease)
	2006		2005
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$130.7	62.3%	$114.3	61.0%	$16.4	14.5%
Project outsourcing	77.9	37.2	71.8	38.3	6.1	8.6
Permanent placement	1.0	0.5	1.4	0.7	(0.4)	(29.2)

	209.6	100.0	187.5	100.0	22.1	11.8
Cost of services	169.3	80.8	151.4	80.7	17.9	11.9

Gross profit	40.3	19.2	36.1	19.3	4.2	11.5
Operating and administrative expenses	32.9	15.7	30.9	16.5	2.0	6.4

Operating profit	$7.4	3.5%	$5.2	2.8%	$2.2	41.9%

Revenues for the periods in 2005 have been reclassified to conform to the current year's presentation.

BS’ revenues of $209.6 million increased $22.1 million, or 11.8%, in the third quarter of 2006 as compared to the same period in 2005. Staffing services revenue increased in the third quarter of 2006, $16.4 million or 14.5%, as compared to the third quarter of 2005. These increases were driven primarily by growth within the IT and Government Services verticals as indicated above and, to a lesser extent, by revenue growth in the P&I vertical.

Project outsourcing revenues increased $6.1 million, or 8.6%, in the third quarter of 2006 as compared to the same period in 2005. The increase was due primarily to increased demand for project outsourcing in P&I, Aerospace, and Life Sciences as indicated above.

BS’ gross profit in the third quarter of 2006 increased $4.2 million, or 11.5%, as compared to the third quarter of 2005. This increase in gross profit was primarily due to higher volume in the verticals discussed above. In addition, BS’ overall gross profit margin remained essentially flat when comparing third quarter 2006 to third quarter 2005. There was some offsetting between new higher margin business in the project outsourcing area and new lower margin business in IT staffing services and also continued pricing pressure in IT staffing services.

BS’ operating and administrative expenses increased $2.0 million in the third quarter of 2006, or 6.4%, compared to the third quarter of 2005. This increase was a result of:

•	Higher staff salaries and incentive-based compensation associated with the increase in sales volume, primarily in the IT and P&I verticals.

•	An increase in Houston area facilities, office and computer costs to support the revenue growth in the P&I vertical indicated above.

•	Severance costs in the IT vertical.

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for BS for the nine-month periods ended September 30, 2006 and 2005:

BS

	Nine months ended September 30,				Increase (Decrease)
	2006		2005
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$380.1	61.3%	$347.7	63.1	$32.4	9.3%
Project outsourcing	236.7	38.2	199.8	36.3	36.9	18.4
Permanent placement	3.1	0.5	3.5	0.6	(0.4)	(11.7)

	619.9	100.0	551.0	100.0	68.9	12.5
Cost of services	501.2	80.9	447.8	81.3	53.4	11.9

Gross profit	118.7	19.1	103.2	18.7	15.5	15.0
Operating and administrative expenses	97.4	15.7	90.4	16.4	7.0	7.8

Operating profit	$21.3	3.4%	$12.8	2.3	$8.5	65.4%

In the first nine months of 2006, BS’ revenues increased $68.9 million, or 12.5%, as compared to the first nine months of 2005. Staffing services revenue increased $32.4 million, or 9.3%, for the first nine months of 2006, as compared to the same period in 2005. The IT, Government Services and P&I verticals all contributed to the increase with the major alliance account win in IT being the largest percentage of the increase.

Project outsourcing revenues for the first nine months of 2006 increased $36.9 million, or 18.4%, as compared to the same period in 2005. These increases were due primarily to increased demand for project outsourcing in all the verticals, particularly in the P&I, Aerospace, and Life Sciences verticals as indicated above.

For the nine months ended September 30, 2006, BS’ gross profit increased $15.5 million, or 15.0%, as compared to the same period in the prior year. The volume increases in all the verticals contributed to the gross profit increase, which was partially offset by a $0.5 million arbitration judgment in the second quarter. In the first nine months of 2006, BS’ overall gross profit margin increased to 19.1% from 18.7% as compared to the same period in 2005. These increases are due primarily to a larger mix of higher margin project outsourcing business in the P&I and Life Sciences verticals. These increases in the overall gross profit margin were partially offset by increases in lower margin staffing services and pricing pressures within the IT and Government Services verticals related to new account wins in 2005.

BS’ operating and administrative expenses increased $7.0 million for the first nine months of 2006, or 7.8%, compared to the same period in 2005. This increase was a result of:

•	Higher staff salaries and incentive-based compensation associated with the increase in sales volume, primarily in the IT and P&I verticals.

•	An increase in Houston area facilities, office and computer costs to support the revenue growth in the P&I vertical.

•	Severance costs in the IT vertical

Further, operating and administrative expenses for the nine-month periods ended September 30, 2005 reflect a benefit from the favorable resolution of certain state non-income tax matters.

AndersElite (“Anders”)

Business Strategy

Anders is focused on providing the highest quality candidate and recruitment services within the built environment. Anders’ utilization of web-based recruiting is very effective, provides it with a large pool of highly qualified candidates, and enhances the Company’s ability to filter candidates to meet specific customer needs.

Anders is generating new business growth by opening additional offices in the U.K. and Australia. In addition to providing a pool of candidates to a tight U.K. labor market, the Australian office is also generating business from Australia-based customers.

Demand in the U.K. infrastructure sector continues to grow with the rebuilding of the country’s rail system, other government-related projects, and private industry-related projects. In addition, Anders anticipates that the 2012 London Olympics will provide opportunities for future revenue and operating profit growth.

Key Performance Indicators

Anders relies on various operational and financial metrics to manage its business. Key metrics include direct margin by recruiter and branch office, payroll costs as a percentage of gross margins, and gross profit as a percentage of revenue.

Monitoring direct margin by recruiter and branch office enables the Company to focus on increasing productivity, thereby increasing profit margins. Additionally, monitoring recruiter and branch performance allows the Company to ensure that high levels of services are delivered to customers.

Gross profits reflect Anders’ performance and ability to achieve desired pricing and control labor costs. Gross margin may not increase at the same percentage rate as revenue. A focus on maintaining and improving overall margins leads to improved profitability. Permanent placement revenue, which represents approximately 11% of Anders’ total revenue for the nine months ended September 30, 2006, also has a significant impact on gross margin. Since there are no direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross profit margins.

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders for the three-month period ended September 30, 2006 and 2005 in U.S. dollars:

Anders

	Three months ended September 30,				Increase (Decrease)
	2006		2005
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$52.2	89.0%	$43.7	89.4%	$8.5	19.5%
Permanent placement	6.5	11.0	5.2	10.6	1.3	24.0

	58.7	100.0	48.9	100.0	9.8	19.8
Cost of services	43.7	74.5	36.6	74.9	7.1	19.3

Gross profit	15.0	25.5	12.3	25.1	2.7	21.5
Operating and administrative expenses	12.3	20.9	9.9	20.1	2.4	24.0

Operating profit	$2.7	4.6%	$2.4	5.0%	$0.3	11.3%

To more effectively discuss the comparative results of operations for the three-month periods ended September 30, 2006 and 2005, the following table presents Anders’ results on a constant currency basis (i.e. British Pounds - £):

Anders

	Three months ended September 30,				Increase (Decrease)
	2006		2005
(in millions)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenues
Staffing services	£27.9	89.0%	£24.5	89.4%	£3.4	13.9%
Permanent placement	3.5	11.0	2.9	10.6	0.6	19.2

	31.4	100.0	27.4	100.0	4.0	15.1
Cost of services	23.4	74.5	20.5	74.9	2.9	14.3

Gross profit	8.0	25.5	6.9	25.1	1.1	15.7
Operating and administrative expenses	6.5	20.9	5.5	20.1	1.0	19.0

Operating profit	£1.5	4.6%	£1.4	5.0%	£0.1	6.8%

Anders’ revenues of £31.4 million in the third quarter of 2006 increased £4.0 million, or 15.1%, as compared to the third quarter of 2005 largely due to:

•	Increased productivity among recruiting and sales personnel.

•	Stronger customer demand in both staffing services and permanent placement services.

•	Permanent placement revenue increases as a result of increased placements and slightly higher average fees in 2006.

•	The expansion of U.K. operations through the opening of additional offices in the second and fourth quarter of 2005 and a general expansion of its Australian operations.

Anders’ gross profit of £8.0 million in the third quarter of 2006 increased £1.1 million, or 15.7%, as compared to the third quarter of 2005. For the three months ended September 30, 2006, Anders’ overall gross profit margin increased from 25.1% to 25.5% as compared to the third quarter of 2005. These increases in gross profit and overall gross profit margin for the quarter ended September 30, 2006 were primarily due to:

•	The increased sales growth and improved productivity indicated above.

•	Permanent placement revenue increases as a result of higher average fees in 2006.

•	An increase in the volume of higher margin permanent placement business.

Anders’ operating and administrative expenses increased £1.0 million, or 19.0%, in the third quarter of 2006 as compared to the third quarter of 2005 principally due to:

•	Higher staff salaries and incremental incentive-based compensation associated with the increase in sales volume.

•	Additional legal and professional costs associated with the Office of Fair Trading investigation.

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders for the nine-month periods ended September 30, 2006 and 2005 in U.S. dollars:

Anders

	Nine months ended September 30,				Increase (Decrease)
	2006		2005
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$141.5	89.1%	$122.6	89.2%	$18.9	15.4%
Permanent placement	17.4	10.9	14.8	10.8	2.6	17.2

	158.9	100.0	137.4	100.0	21.5	15.6
Cost of services	118.5	74.6	102.9	74.9	15.6	15.1

Gross profit	40.4	25.4	34.5	25.1	5.9	16.9
Operating and administrative expenses	34.7	21.8	29.6	21.5	5.1	17.1

Operating profit	$5.7	3.6%	$4.9	3.6%	$0.8	15.6%

To more effectively discuss the comparative results of operations for the nine-month periods ended September 30, 2006 and 2005, the following table presents Anders’ results on a constant currency basis (i.e. British Pounds - £):

Anders

	Nine months ended September 30,				Increase (Decrease)
	2006		2005
(in millions)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenues
Staffing services	£78.1	89.1%	£66.5	89.3%	£11.6	17.5%
Permanent placement	9.6	10.9	8.0	10.7	1.6	19.7

	87.7	100.0	74.5	100.0	13.2	17.8
Cost of services	65.4	74.6	55.8	74.9	9.6	17.2

Gross profit	22.3	25.4	18.7	25.1	3.6	19.3
Operating and administrative expenses	19.1	21.8	16.0	21.5	3.1	19.5

Operating profit	£3.2	3.6%	£2.7	3.6%	0.5	18.4%

Anders’ revenues of £87.7 million for the first nine months of 2006 increased £13.2 million, or 17.8%, as compared to the same period in the prior year largely due to:

•	Increased productivity among recruiting and sales personnel.

•	Stronger customer demand in both staffing services and permanent placement services.

•	Permanent placement revenue increases due to increased placements and slightly higher average fees in 2006.

•	The expansion of U.K. operations through the opening of additional offices in the second and fourth quarter of 2005 and a general expansion of its Australian operations.

Anders’ gross profit for the nine month period ended September 30, 2006, increased £3.6 million, or 19.3%, as compared to the same period in the prior year. Overall gross margin for the first nine months of 2006 increased from 25.1% to 25.4% as compared to the same period in the prior year. The increases in gross profit and overall gross profit margin for the nine months ended September 30, 2006 were primarily due to:

•	The increased sales growth and improved productivity indicated above.

•	Permanent placement revenue increases as a result of higher average fees in 2006.

•	An increase in the volume of higher margin permanent placement revenue.

For the first nine months of 2006, Anders’ operating and administrative expenses increased £3.1 million, or 19.5%, as compared to the same period in the prior year. These increases were principally due to:

•	Higher staff salaries and incremental incentive-based compensation associated with the increase in sales volume.

•	An increase in bad debt reserves to address specific credit exposures.

•	Additional legal and professional costs associated with the Office of Fair Trading investigation.

•	Higher advertising costs due to business expansion.

Todays Staffing (“Todays”)

Business Strategy

Todays provides temporary and permanent placement, as well as managed staffing, of administrative, financial and legal professionals to its customers. Todays focuses on providing the highest quality candidate to fit the specific needs of the customer. This commitment to quality is reinforced by a process that includes behavioral interviews, customized evaluations, comprehensive reference checks, and periodic employee assessments, and is supported by a satisfaction guarantee policy. Due to the quality control checks performed by Todays prior to placing the employee, the financial impact of this guarantee has been immaterial.

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

Permanent placement revenue is driven by the increase or decrease in the number of placements. In some cases, an employee is initially assigned to a customer on a temporary basis, but is later hired by that customer. In those instances, Todays receives both staffing services revenue and a fee for the placement. Permanent placement revenue represents approximately 3.1% of Todays’ total revenue for the three months ended September 30, 2006. Since there are no direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross margin rates.

Gross margin reflects Todays’ performance and ability to achieve desired pricing and control labor costs. While gross margin can shift as a result of the mix of business, a focus on maintaining and improving overall margins leads to improved profitability. Todays’ margins have been negatively impacted due to a mix shift to lower margin national accounts.

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Todays for the three-month periods ended September 30, 2006 and 2005:

Todays

	Three months ended September 30,				Increase (Decrease)
	2006		2005
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$35.5	96.9%	$37.5	97.7%	$(2.0)	(5.4)%
Permanent placement	1.1	3.1	0.9	2.3	0.2	21.9

	36.6	100.0	38.4	100.0	(1.8)	(4.9)
Cost of services	28.0	76.4	29.0	75.6	(1.0)	(3.9)

Gross profit	8.6	23.6	9.4	24.4	(0.8)	(7.8)
Operating and administrative expenses	7.9	21.8	8.4	21.9	(0.5)	(4.9)

Operating profit	$0.7	1.8%	$1.0	2.5%	$(0.3)	(32.9)%

Todays’ revenues of $36.6 million in the third quarter of 2006 decreased $1.8 million, or 4.9%, as compared to the third quarter of 2005. Billable hours declined by 12.0% compared to the same period last year. The decline in revenue and reduction in billable hours were primary results of the following:

•	A significant reduction in the mortgage processing business.

•	A significant reduction of business from a few large accounts.

•	A reduction in the automotive industry business in Canada.

These declines were partially offset by:

•	An increase in average hourly bill rates of 7.0%.

•	Permanent placement growth of $0.2 million or 21.9%.

Todays’ gross profit of $8.6 million in the third quarter of 2006 was lower by $0.8 million, or 7.8%, as compared to the same period in the prior year. The decrease in gross profit was primarily due to the $2.0 million staffing revenue decline, and continued margin pressures, but was partially offset by the increase in permanent placement revenues. The overall gross profit margin in the third quarter of 2006 decreased to 23.6% from 24.4% compared to the same period on the prior year, due primarily to:

•	Business mix changes related to a higher percent of lower margin national accounts.

•	Strong competitive pricing pressures within the clerical and administrative staffing services industry.

•	A shortage of qualified candidates resulted in an increase in average hourly pay rates of 8.9%, which is greater than the increase in the average hourly bill rates.

This decrease in the overall gross profit margin percent was partially offset by an increase in higher margin permanent placement revenues.

Todays’ operating and administrative expenses in the third quarter of 2006 decreased $0.5 million, or 4.9%, as compared to the third quarter of 2005. These decreases were due primarily to lower variable costs related to volume reduction and expense containment measures resulting in lower recruitment, personnel, and marketing expenses.

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Todays for the nine-month periods ended September 30, 2006 and 2005:

Todays

	Nine months ended September 30,				Increase (Decrease)
	2006		2005
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$112.9	97.5%	$106.9	97.7%	$6.0	5.6%
Permanent placement	2.9	2.5	2.5	2.3	0.4	17.9

	115.8	100.0	109.4	100.0	6.4	5.8
Cost of services	88.5	76.4	82.3	75.2	6.2	7.5

Gross profit	27.3	23.6	27.1	24.8	0.2	0.8
Operating and administrative expenses	24.5	21.2	26.1	23.9	(1.6)	(5.8)

Operating profit	$2.8	2.4%	$1.0	0.9%	$1.8	166.5%

For the nine months ended September 30, 2006, Todays’ revenues increased $6.4 million, or 5.8%, as compared to the same period in 2005. The higher revenues through the first nine months of 2006 were primarily a result of:

•	Growth in national accounts as a result of investments in sales and recruiting capabilities in the prior year.

•	A gradual increase during 2006 in average hourly bill rates of 5.8%.

•	Strong growth in permanent placements.

Overall billable hours were essentially flat for the first nine months of 2006 compared to the same period in 2005.

For the nine months ended September 30, 2006, gross profit was $27.3 million, an increase of $0.2 million, or 0.8%, as compared to the first three quarters of 2005. The increase in gross profit was due to the increases in permanent placement revenues. The overall gross profit margin decreased to 23.6% in the first nine months of 2006 compared to 24.8% in the first nine months of 2005, due primarily to:

•	Faster growth in lower margin national accounts.

•	Strong competitive pricing pressures within the clerical and administrative staffing services industry.

•	A shortage of qualified candidates resulted in an increase in average hourly pay rates of 7.5%, which is greater than the increase in the average hourly bill rates causing gross profit per hour to be down.

The decrease in the overall gross profit margin was partially offset by an increase in higher margin permanent placement revenues.

For the nine months of 2006, Todays’ operating and administrative expenses decreased $1.6 million, or 5.8%, as compared to the same period in the prior year. These decreases were due primarily to expense containment measures resulting in lower recruitment, personnel, and marketing expenses.

Management Recruiters International (“MRI”)

Business Strategy

The MRI network is one of the largest search and recruitment organizations in the world. The key to MRI’s success is delivering value to its franchisees by providing products, services and business planning assistance to help maximize their business growth and productivity. MRI’s strategic growth objectives include expansion of the international franchise network and continued growth in underdeveloped U.S. market areas. In April 2006, the Company sold an international master franchise. Under the sale agreement, MRI assigned the rights to all of its existing international franchise agreements as well as the right to enter into any new franchise agreements abroad, with the exception of existing or future franchises in Japan. Under this structure, royalties will initially decline but should be more than offset by expense reductions. However, over time, MRI believes that the master franchisee has the capability to expand the international franchise network, thereby increasing the flow of royalty payments to MRI.

Factors affecting MRI’s revenues include a strong U.S. and global economy and low unemployment rates. Permanent placement and royalty fees are driven by employer demand for mid-to-upper level managerial, professional, and sales candidates, as well as the number of new franchise offices and franchise contract renewals. MRI provides back-office services that enable its franchisees to pursue temporary staffing opportunities. As part of MRI’s strategy to strengthen the franchise network and improve franchise productivity, a larger number of franchised offices are expected to use these services in the future.

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

Billable hours and revenue growth in temporary staffing services reflects MRI’s performance in expanding the support services within the franchise network. Billable hours increased approximately 19.8% in the third quarter of 2006 compared to the third quarter of 2005. This increase is reflected in the growth in staffing services revenue indicated below.

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI for the three-month periods ended September 30, 2006 and 2005:

MRI

	Three months ended September 30,				Increase (Decrease)
	2006		2005
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$9.4	53.5%	7.6	48.5%	$1.8	23.9%
Permanent placement and royalties	7.0	39.9	7.7	49.1	(0.7)	(8.7)
Franchise fees	1.2	6.6	0.4	2.4	0.8	211.4

	17.6	100.0	15.7	100.0	1.9	12.5
Cost of services	6.6	37.6	5.3	33.8	1.3	24.8

Gross profit	11.0	62.4	10.4	66.2	0.6	6.2
Operating and administrative expenses	6.9	39.3	7.7	48.7	(0.8)	(9.0)

Operating profit	$4.1	23.1%	2.7	17.5%	$1.4	48.4%

MRI’s revenues of $17.6 million in the third quarter of 2006 increased $1.9 million, or 12.5%, as compared to the third quarter of 2005. The increases in revenue in the third quarter were primarily attributable to:

•	Expanded efforts by management to support the pursuit of staffing services revenue by the franchisee offices, which resulted in an increase in revenue in the third quarter of 2006 of $1.8 million, or 23.9%, as compared to the same period in the prior year.

•	An increase in franchise fees in the third quarter of 2006 of $0.8 million, due to the increased sale of domestic franchises.

The increase in MRI’s revenues was partially offset by a decrease in permanent placement and royalty revenue in the third quarter of 2006 of $0.7 million, or 8.7%, as compared to the third quarter of 2005, due primarily to:

•	The sale of an international master franchise in April 2006 and the related transfer of existing franchisees to the master franchisee resulting in lower royalties (offset by lower operating expenses).

•	Non-renewal of several domestic franchise operations.

Excluding royalties from international franchises, royalties grew by 3.2% in the third quarter of 2006 compared to the same period in the prior year.

MRI’s gross profit of $11.0 million in the third quarter of 2006 was higher by $0.6 million, or 6.2%, as compared to the same period in the prior year. The increase in gross profit was due primarily to an increase in franchise sales and staffing services partially offset by lower international royalties. Overall gross profit margin decreased from 66.2% in the third quarter of 2005 to 62.4% in the third quarter of 2006. The decreases in overall gross profit margin for the three months ended September 30, 2006 was primarily due to growth in lower margin staffing services revenue and the decline in high margin royalty revenue due to the international master franchise sale.

MRI’s operating and administrative expenses of $6.9 million in the third quarter of 2006 decreased $0.8 million, or 9.0%, as compared to the third quarter of 2005. This decrease was largely due to:

•	Lower office staff and facility expenses associated with the sale of the international master franchise which was sold in April 2006.

•	Efforts of management to control costs related to personnel, travel and meetings.

•	Reduced real estate exit costs of approximately $0.3 million.

•	Absence of certain non-recurring relocation costs that occurred in 2005.

This decrease was partially offset by:

•	Sales commissions associated with the revenue growth in staffing services.

•	Variable costs directly related to increased franchise sales.

•	Impairment charges of $0.1 million related to a decline in the fair value of an asset held for sale.

•	Severance charges of $0.4 million.

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI for the nine-month periods ended September 30, 2006 and 2005:

MRI

	Nine months ended September 30,				Increase (Decrease)
	2006		2005
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$26.4	52.9%	$21.2	47.2%	$5.2	24.4%
Permanent placement and royalties	21.0	42.3	22.2	49.4	(1.2)	(5.3)
Franchise fees	2.4	4.8	1.6	3.4	0.8	53.8

	49.8	100.0	45.0	100.0	4.8	10.6
Cost of services	18.4	37.0	14.7	32.6	3.7	25.5

Gross profit	31.4	63.0	30.3	67.4	1.1	3.5
Operating and administrative expenses	20.5	41.2	20.1	44.8	0.4	1.7

Operating profit	$10.9	21.8%	$10.2	22.6%	$0.7	6.9%

For the nine months ended September 30, 2006, MRI’s revenues of $49.8 million increased $4.8 million, or 10.6%, as compared to the same period in 2005, primarily attributable to:

•	Expanded efforts by management to support the pursuit of staffing services revenue by the franchisee offices, which resulted in an increase in revenue in the first nine months of 2006 of $5.2 million or 24.4%, as compared to the same period in the prior year.

•	An increase in franchise fees in the first nine months of 2006 of $0.8 million, or 53.8%, primarily due to the increase in domestic franchise sales and the sale of the international master franchise in April 2006.

The increase in MRI’s revenues was partially offset by a decrease in permanent placement and royalty revenue in the first nine months of 2006 of $1.2 million, or 5.3%, as compared to the first nine months of 2005, due primarily to:

•	The sale of an international master franchise in April 2006 and the related transfer of existing franchisees to the master franchisee resulting in lower royalties (offset by lower operating expenses).

•	Introduction of incentive-based rebates as an inducement to qualifying franchisees to grow their businesses and remain part of the MRI network.

•	Non-renewal of several domestic franchise operations.

•	Slower growth by franchisees in specific geographic markets.

In the first nine months of 2006, MRI’s gross profit increased $1.1 million, or 3.5%, as compared to the first nine months of 2005. The increase in gross profit was primarily due to the revenue growth discussed above. Overall gross profit margin decreased from 67.2% in the first nine months of 2005 to 63.0% in the first nine months of 2006. The decreases in overall gross profit margin for the nine months ended September 30, 2006 was primarily due to growth in lower margin staffing services revenue and the decline in high margin royalty revenue.

For the first nine months of 2006, operating and administrative expenses increased $0.4 million, or 1.7%, as compared to the same period in the prior year. This increase was largely due to:

•	Sales commissions associated with the revenue growth in staffing services.

•	Variable costs directly related to increased franchise sales

•	Impairment charges of $0.6 million related to a decline in the fair value of an asset held for sale.

•	Severance charges of $0.4 million recorded in the third quarter of 2006.

This increase was partially offset by lower office staff and facility expenses associated with the sale of the international master franchise which was sold in April 2006 and the efforts of management to control variable costs.

Corporate

Corporate expenses of $4.5 million were flat for the third quarter of 2006 as compared to the third quarter of 2005. Compliance spending related to Sarbanes-Oxley remained in line with 2005.

During the first nine months of 2006, corporate expenses increased $1.4 million to $14.1 million as compared to the same period in 2005. This increase in corporate expenses was primarily due to increased compliance spending in the first half of 2006 as well as higher legal fees.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Nine months ended September 30,
(in millions)	2006	2005
Operating Activities	$16.0	$(5.0)
Investing Activities	(8.7)	(13.5)
Financing Activities	(2.7)	(1.3)

Operating Activities

During the first nine months of 2006, the Company generated cash from operating activities of $16.0 million compared to a net use of $5.0 million during the same period in 2005. Operating cash flow increased because net income was $6.0 million higher in 2006 than in 2005, there was a slower growth in accounts receivable and prepaid expenses amounting to $6.7 million in 2006 compared to 2005, accounts payable and accrued expenses grew by $12.2 million more in 2006 than in 2005, offset by income taxes which consumed $4.4 million more cash in 2006 than in 2005.

Investing Activities

CDI’s primary investing activities were for purchases of property and equipment. During the first nine months of 2006, capital expenditures totaled $8.8 million, as compared to $12.2 million for the same period in the prior year. Capital expenditures for the first nine months of 2006 included capital spending for computer hardware and software to support the growth in engineering services in the P&I and Aerospace verticals, development of new recruiting software to support BS, implementation of a new billing system for MRI, and implementation of a new billing and payroll system for Todays. Capital expenditures for the first nine months of 2005 included capital spending for a new billing and payroll system for Todays and increased office space to support the growth in engineering services in the P&I vertical. In 2005, in connection with a relocation agreement, the Company acquired the principal residence of a MRI executive for $2.0 million. In addition, during the first quarter of 2005 the Company received $0.6 million from a sale of a non-operating corporate asset. Capital spending in 2006 is expected to be approximately $11.0 million.

Financing Activities

Net cash used in financing activities increased by $1.4 million during the first nine months of 2006 as compared to the same period in 2005. Short-term borrowings made in the first half of 2006 were repaid during the third quarter of 2006 as cash flows from operations were sufficient to meet the Company’s liquidity needs. In 2005, the Company had net short-term bank borrowing inflows of $6.1 million to fund increased levels of working capital and purchases of property and equipment. The Company received $2.6 million in proceeds from stock options exercised during the first nine months of 2006 as compared to $1.3 million received during the same period in 2005. The level of obligations not liquidated because of outstanding checks increased by $3.0 million compared to the same period in 2005 principally due to timing of payments as indicated by the increase in accounts payable noted above.

The Company paid shareholders dividends totaling $6.6 million during 2006 as compared to $6.5 million during 2005. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of this consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to sales, use, value added and some excise taxes. Additionally, this consensus seeks to address how a company should address the reporting of such items in interim and annual financial statements, either gross or net pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. The Company is required to adopt this consensus starting in 2007. The Company anticipates that this consensus will not have a material effect on its consolidated financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The Company is required to adopt this Interpretation in 2007. The Company is currently evaluating the effect that this Interpretation will have on its consolidated financial statements.

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

For the three-month period ended September 30, 2006, the Company recognized a loss of $0.4 million relating to contracts maturing on September 30, 2006 and recorded an unrealized gain of $0.3 million relating to contracts maturing subsequent to September 30, 2006. For the nine-month period ended September 30, 2006, the Company has recorded cumulative realized losses of $0.6 million relating to contracts maturing on or before September 30, 2006 and has recorded an unrealized loss of $0.2 million relating to contracts maturing subsequent to September 30, 2006.

The Company estimates that at September 30, 2006, a uniform 10% weakening in the value of the U.S. dollar relative to the British pound and Canadian dollar would have decreased the fair value of the outstanding forward contracts by $0.7 million, which is expected to be largely offset by a corresponding increase in foreign denominated earnings.

The Company’s direct exposure to interest rate changes is not significant. During the first nine months of 2006, the Company’s maximum short-term borrowings were $16.0 million. In 2006, the weighted average interest rate on short-term borrowings was 7.8%. As of September 30, 2006, the Company had no bank borrowings outstanding. The Company’s investments in money market instruments are primarily at variable rates.

Item 4. Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were not effective for the reasons described below (relating to the previously-identified material weakness in internal control over financial reporting).

In connection with the evaluation described above, the Company identified no changes in its internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except that the Company has taken the remedial steps described below in connection with the material weakness in internal control over financial reporting that existed as of December 31, 2005.

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

The Company has developed and implemented new control processes and procedures over accounts receivable within its Business Solutions segment to ensure that customer accounts are being analyzed properly and on a timely basis, all identified adjustments are approved and recorded on a timely basis, and all account balances are substantiated by supporting detail. While the Company is implementing remediation plans, the aforementioned material weakness will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. The Company expects to complete its internal control testing during the fourth quarter of 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company was a party to an arbitration proceeding involving a dispute regarding amounts due under a fixed-price contract with a customer. The arbitration hearing process commenced during the first quarter of 2006, and, on June 29, 2006, the arbitrator awarded a net amount of $1.9 million to the Company, which resulted in a $0.5 million charge to cost of sales in the BS segment. On July 11, 2006, the Company filed a motion with the court to release to the Company funds which had been placed in escrow with the court by the other party. On September 29, 2006, the court ordered the funds to be released. On October 16, 2006, the Company received the funds.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although it is too early in the process to determine with any reliability the amount or materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in the Company’s consolidated financial statements as of and for the periods ended September 30, 2006.

Item 1A. Risk Factors

Other than with respect to the risk factor described in the Company’s Form 10-Q for the quarterly period ended June 30, 2006, there have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

November 6, 2006
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