Form 10-K
period 2006-12-31
CDI CORP
filed 2007-03-07
CIK 18396

Securities and Exchange Commission Washington, DC 20549	Form 10-K

( X )	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 001-05519

CDI Corp.	(Exact name of Registrant as specified in its charter)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange was:

Common stock, $.10 par value Class B common stock, $.10 par value	$384,511,174 Not applicable

The outstanding shares of each of the Registrant’s classes of common stock as of February 28, 2007 were:

Common stock, $.10 par value Class B common stock, $.10 par value	20,005,202 Shares None

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2007 Annual Meeting are incorporated by reference in Part III.

Part I

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, expected expenditures and future financial results, are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “intends,” “plans,” “estimates,” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: changes in general economic conditions and levels of capital spending by customers in the industries that the Company serves; possible inaccurate assumptions or forecasts regarding the bill rate, profit margin and duration of assignment applicable to billable personnel (and regarding the utilization rate of billable personnel in the Company’s project business); competitive market pressures; the availability and cost of qualified labor; changes in customers’ attitudes towards outsourcing; the Company’s level of success in attracting, training, and retaining qualified management personnel and other staff employees; the ability to pass on to customers increases in costs (such as those relating to workers’ compensation, unemployment insurance, medical insurance coverage or other costs which may arise from regulatory requirements); the Company’s performance on customer contracts; the possibility of incurring liability for the Company’s activities, including the activities of its temporary employees; adverse consequences arising out of the U.K. Office of Fair Trading investigation; and government policies or judicial decisions adverse to the staffing industry. More detailed information about some of these risks and uncertainties may be found in the Company’s filings with the SEC, particularly in “Risk Factors” in Part 1, Item 1A of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

General

CDI Corp. (the “Company” or “CDI”) (NYSE:CDI) was incorporated under the laws of the Commonwealth of Pennsylvania on July 30, 1985. It succeeded to the business of CDI Corporation, which was incorporated on September 16, 1950 in Philadelphia, Pennsylvania. The Company, which provides engineering and information technology outsourcing solutions and professional staffing, derives the majority of its revenues by providing services to Fortune 1000 companies and equivalent non-U.S.-based multinational companies serviced primarily in the United States, Canada and the United Kingdom. Its services can be described in the following broad categories:

•

Project outsourcing - Project outsourcing includes value-added engineering and consulting services under contractual engagements that generally are more than a year in duration. These services typically involve managing a portion of a customer’s capital project, and may include feasibility studies, structural analysis, infrastructure management, facility design, enterprise support, and technology advisory services.

•

Permanent placement - Permanent placement services include the search and recruitment of candidates to become employed by CDI’s customers. Generally, the Company performs permanent placement services on a non-exclusive, contingency basis and the Company is compensated only upon successfully placing a recommended candidate. The Company also provides outsourced management of the entire permanent hiring process throughout an organization and can scale-up to meet the needs of national and international organizations utilizing skilled recruitment specialists and leading edge technology.

Permanent placement revenues also include ongoing royalty fees which are based on a contractual percentage of the Company’s franchisees’ permanent placement revenues.

•

Staffing services - Staffing services include assigning the Company’s skilled engineering, information technology, construction and other professionals, as well as clerical, legal, financial, and administrative personnel, to work at a customer’s location under the supervision of customer personnel on a contractual basis. In managed staffing, the Company assumes the management of a customer’s staffing function and, in some cases, certain other human resource functions. The Company utilizes web-based technology to support these functions.

•

Franchise services - Franchise services include providing the Company’s franchisees the right to use trademarks and trade names, ongoing field service and public relations support, training, and vendor purchasing programs. In addition, an inter-office referral network provides its franchisees with international recruiting capabilities in fulfilling customer requirements.

Reporting Segments

Through December 31, 2006, the Company operated through four segments: Business Solutions, AndersElite, Todays Staffing and Management Recruiters International. See Note 20 to the consolidated financial statements for more information on the Company’s reporting segments. Beginning in the first quarter of 2007, the Company will separately report CDI Engineering Solutions and CDI IT Solutions. These services are currently included within the Business Solutions segment. This change reflects the Company’s new operating organization effective January 1, 2007 and it should provide investors with greater clarity regarding the Company’s engineering versus its IT outsourcing revenue and operating profit. The following business descriptions do not give effect to this new organizational structure.

Business Solutions (“BS”)

BS provides project outsourcing, staffing services and permanent placement solutions to customers seeking engineering, design, consulting, information technology services, and professional personnel, from its 61 offices in the United States and 8 international offices in Canada and Germany. Approximately 13%, 9% and 7% of BS’s total revenue was generated outside the United States in 2006, 2005 and 2004, respectively.

Services

BS offers its services to customers through the following targeted verticals:

•

CDI-Process and Industrial (“P&I”)—Provides a full range of engineering, project management, design, professional staffing, and outsourcing solutions to firms in two different sectors: the process sector that includes firms in oil, gas, alternative energy and chemicals; and the industrial sector, covering firms in power generation and energy transmission, telecommunications, and heavy manufacturing.

•	CDI-Information Technology Services—Provides IT staffing and IT outsourcing solutions to a broad range of primarily service-based industries.

•	CDI-Aerospace—Provides a full range of engineering, design, project management, professional engineering staffing, and outsourcing solutions to both the commercial and military aerospace markets.

•	CDI-Government Services—Focuses on providing engineering, design, and logistics services to the defense industry.

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

BS’s staffing service is tailored to the needs of the customer. The most basic service provides skilled professionals to work at a single customer location on a temporary basis. In providing these services, the segment recruits and hires employees and provides personnel to customers for assignments that, on average, last close to one year. BS performs the vast majority of these services at the customers’ facilities. Customers use the segment’s employees to meet peak period personnel needs, to fill in for employees who are ill or on vacation, to provide additional capabilities in times of expansion and change, and to work on projects requiring specialized skills. At the end of the project, BS assigns the employees to another project for the customer, assigns the employees to perform services for another customer, or terminates the employment of the employees.

This segment’s highest-value staffing service is customized managed staffing solutions, under which BS oversees the customer’s entire contract staffing needs as well as certain human resource functions required to manage the customer’s contract workforce. In these instances, BS frequently establishes on-site offices at one or more of the customer’s facilities, provides staffing and ties that office into the segment’s business systems. If desired by the customer, managed staffing services utilize web-based technology to help accelerate and streamline the procurement, management, and supervision of contract employees. BS is responsible for administrative matters, benefits and employment taxes for these temporary employees.

BS also provides permanent placement services to meet the needs of its customers. Customers provide a position specification to BS and then candidates are sourced via traditional advertising, through the Company’s website, networking, public job boards or targeted recruiting. BS also provides outsourced management of the entire permanent hiring process throughout an organization and can scale-up to meet the needs of national and international organizations utilizing skilled recruitment specialists and leading edge technology. BS can offer assessment services to study a client’s permanent placement hiring processes and provides recommendations to improve critical hiring metrics. Those metrics include time to hire, cost to hire, and quality of hired candidate.

Pricing

BS generally prices its project outsourcing services using a mark-up or a multiplier of its employees’ hourly rates of pay or bill rates. Contracts generally do not obligate the customer to pay for any fixed number of hours. To a lesser extent, BS prices these services on a fixed-price or full time equivalent basis.

For the majority of its temporary and managed staffing contracts, BS determines the pricing based on mark-ups of its employees’ hourly rates of pay or bill rates. Contracts generally do not obligate the customer to pay for any fixed number of hours. Generally, the customer has the right to terminate the contract on short notice. BS maintains the right to terminate its staffing employees at will.

Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of prior performance, value-added services, technological capability and price. Many times customers grant multi-vendor contracts.

Permanent placement revenues are contingent upon filling an assigned position. If the customer hires the candidate, BS receives a fee based upon an agreed-upon rate, which generally amounts to a percentage of the candidate’s first-year compensation.

All pricing is subject to negotiation and agreement with the customer.

Customers / Markets

BS’s management conducts marketing activities to ascertain opportunities in specific vertical markets and geographical areas. Each office assists in identifying the potential markets for services in its geographic area and develops that market through personal contact with existing and prospective customers. The segment’s operating management stays abreast of emerging demand for services and expands or redirects their efforts to take advantage of potential business in either established or new marketing areas.

The segment’s quarterly operating results are affected by the seasonality of its customers’ businesses. This seasonality is due to customers’ plant closures and vacation and holiday schedules. Demand for BS’s staffing and project outsourcing services is typically subject to seasonal slowdown at the end of the fourth quarter and beginning of the first quarter of each year, as well as a modest downturn during heavy vacation periods in the third quarter of each year.

Sales to one customer accounted for 13% of total segment revenue in 2006. The Company expects sales to this customer to continue to grow in the foreseeable future. Governmental contract service businesses represented approximately 8%, 7% and 8% of BS’s total segment revenues in 2006, 2005 and 2004, respectively. Most of this business is in the Government Services vertical, with the balance primarily in the IT vertical.

AndersElite (“Anders”)

Anders provides temporary and permanent candidates to customers in the built environment seeking staff in building, construction, and related professional services, through a network of owned offices. The Company maintains 13 offices in the United Kingdom. The Company sources some candidates from Australia and New Zealand for the United Kingdom market. The Company also has two offices in Australia where it provides temporary and permanent candidates to customers. Customer projects include architecture, building services, rail, commercial and industrial construction, consulting engineering, facilities management, interior design, surveying, and town planning projects in both private and government-funded capital infrastructure investments. In 2006, Anders generated approximately 2% of its total revenue from its Australian operations.

Services

Anders provides temporary workers at customer jobsites to work on customer projects. Anders contracts for the temporary workers’ services either with the individual workers directly or with a limited company which employs the worker. In the case of individual workers, Anders is responsible for related tax deductions and national insurance contributions, whereas in the case of limited company workers, the limited company employer is responsible for such deductions and contributions. The customer has supervisory control and responsibility for performance of the temporary workers. The period of assignment depends on the customer’s need for the individual worker’s skills and can range from several days to many months. The average duration ranges from 12 to 14 weeks. At the end of the project, Anders seeks to find the worker another assignment.

Additionally, Anders sources candidates to meet the permanent placement requirements of its customers. Typically customers provide a candidate specification to Anders. The candidate is then sourced primarily through the Company’s website, a candidate database or referrals.

Pricing

Anders determines its pricing for the supply of temporary workers based on mark-ups of the hourly rates payable to the temporary workers. Pricing is subject to negotiation and agreement with the customer. Arrangements with the customer generally do not obligate the customer to pay for any fixed number of hours. Permanent placement revenues are contingent upon filling an assigned position. If the customer hires the candidate, Anders receives a fee equal to a percentage of the candidate’s first year compensation.

Customers / Markets

Anders finds contract and permanent candidates to fill its customers’ recruitment requirements through a variety of sources, which include Anders’ website, candidate networking, referral programs, trade and press advertising, direct mail marketing, careers fairs and exhibitions, university road-shows, event sponsorship, open days, international resourcing, commercial job-boards and e-commerce initiatives across the internet. Anders’ primary markets include national and regional U.K.-based customers that operate within the public and private sector. These customers span industrial, commercial, government and defense, housing, retail, and the rail industries. The segment’s quarterly operating results are affected by the seasonality of its customers’ businesses. This seasonality is due to weather and daylight limitations, as well as governmental budget constraints. Demand for Anders’ staffing services is generally lower in the first quarter and fourth quarter of a calendar year and increases during the second and third quarters. Although Anders provides services to the governmental sector, the segment has no significant dependency on governmental contracts. Governmental contract service businesses represented approximately 3%, 5% and 6% of Anders total segment revenues in 2006, 2005 and 2004. No one customer represented more than 10% of total segment revenue in 2006, 2005 or 2004.

Todays Staffing (“Todays”)

Todays provides staffing and permanent placement services to customers seeking office administrative staff, legal professionals, and financial staff, through a network of 51 company-owned and 4 franchised offices in 22 states and 10 company-owned offices in Canada. Todays’ generated approximately 13%, 13% and 12% of its total revenue from within Canada in 2006, 2005 and 2004, respectively.

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

Additionally, Todays sources candidates to meet the permanent placement requirements of its customers. Typically customers provide a candidate specification to Todays. The candidate is then sourced via advertising, local networking, referral programs, public job boards or through the Company’s website.

Pricing

Todays determines its pricing based on mark-ups of its employees’ hourly rates of pay. Pricing is subject to negotiation and agreement with the customer. The customer is generally not obligated to pay for any fixed number of hours. Permanent placement revenues are contingent upon filling an assigned position. If the customer hires the candidate, Todays receives a fee generally equal to a percentage of the candidate’s first year compensation.

Todays supports four franchised offices and employs all of their personnel (except the owner), including those temporary employees recruited by the franchised offices, and also bears the responsibility for billing services to customers. Franchisees are responsible for selling services to customers, recruiting temporary personnel, and administrative costs, such as staff compensation, rent and utilities. The franchisee receives a portion of the gross profit in the form of a commission.

Customers / Markets

Todays has a significant presence in the Midwest and Southwest with concentrations in certain metropolitan markets including Chicago, Dallas/Ft. Worth, Indianapolis, Tampa/St. Petersburg and Toronto. Todays serves a diversified customer base operating in a broad range of industries including the banking, call center, energy, financial services, legal services, manufacturing, mortgage/loan processing, technology services, and telecommunications sectors. Todays’ long-standing customer base includes many Fortune 500 companies, in addition to numerous local retail accounts. Todays primary focus is on small to medium-sized customers.

Customers retain Todays to supplement their existing workforces, to meet peak manpower needs, and to staff special projects. National, divisional and regional management conducts marketing activities to ascertain opportunities in specific markets and geographical areas. Each office assists in identifying the potential markets for services in its geographic area and develops that market through personal contact with prospective and existing customers. Todays is recognized for the high quality of its overall service as evidenced by a recent survey in which over 95% of respondents rated the Company favorably.

The segment’s quarterly operating results are affected by the seasonality of its customers’ businesses. Demand for Todays’ staffing services is generally lower in the first and third quarters of a calendar year and increases during the second and fourth quarters. Although Todays provides services to the governmental sector, the segment has no significant dependency on governmental contract services. No one customer represented more than 10% of total segment revenue in 2006, 2005 or 2004.

Management Recruiters International (“MRI”)

MRI is a franchisor, doing business as MRINetwork®, providing support services to its franchisees who engage in the search and recruitment of administrative, technical, managerial, professional and sales personnel, as well as sales management and marketing personnel, for employment by its franchisees’ customers. The MRI franchisees provide permanent placement services primarily under the following brand names: Management Recruiters, Sales Consultants, CompuSearch and OfficeMates 5. MRI Contract Staffing provides training and implementation services for temporary staffing. In addition, MRI provides consulting and back-office services to support the franchisees’ pursuit of temporary staffing services.

As of December 31, 2006, MRI had approximately 800 franchised offices in the United States and two master franchise licenses in the United Kingdom and Japan. On April 1, 2006, MRI sold an international master franchise to MRI Worldwide Network, whereby MRI assigned the rights to all of its existing international franchise agreements as well as the right to enter into any new franchise agreements abroad, with the exception of existing or future franchises in Japan. The Company entered into a master franchisee agreement for the Japanese market in 2004. MRI believes that over time the master franchisee, MRI Worldwide Network Limited, has the capability to expand the worldwide franchise network, thereby increasing the flow of royalty and franchise payments to MRI. The master franchisees have approximately 200 sub-franchisee offices in 35 countries throughout the world. MRI reported approximately 3%, 6% and 8% of its total revenue from sources outside the United States in 2006, 2005 and 2004, respectively.

Services

The franchise network receives MRI administrative support primarily from offices in Philadelphia, Pennsylvania and Cleveland, Ohio for the domestic franchise operations and in the United Kingdom for the international franchise operations. The broad geographic scope of operations and underlying support and related systems enables franchisees to provide their customers with worldwide permanent placement services.

Pricing

Ongoing royalties and initial franchise fees are an important component of MRI’s revenues. MRI receives ongoing royalty fees based on a contractual percentage of the franchisee’s permanent placement service fees and any other revenue collected. New franchise agreements generally have a term of 10 years. Individual franchises and international master franchises may be acquired by qualified candidates both in the United States and internationally. Franchisees located in the United States pay an initial fee of approximately $85,000. MRI receives a portion of the initial fee paid by new sub-franchisees located outside the United States.

Under a franchise agreement, the franchisee is entitled to the use of MRI’s intellectual property, such as trademarks and trade names, as well as ongoing field service and public relations support, training, and vendor purchasing programs. Franchisees also have access to MRI’s extensive performance development curriculum which is designed specifically for the recruitment industry, and an inter-office referral network which provides franchisees international recruiting capabilities in fulfilling customer requirements. MRI does not control the business operations of its franchisees.

In conjunction with MRI, franchisees also offer temporary staffing services to their customers in the areas of administrative, legal, finance, and other professions. Franchisees are responsible for selling these services to their customers and for recruiting temporary personnel. MRI employs the temporary personnel recruited by the franchised offices and also provides billing and collection services to customers. The franchisee receives a portion of the gross profit on the temporary staffing service accounts.

Customers / Markets

MRI’s primary objective is to provide superior service, training, and support to its franchisees enabling them to add more search consultants and grow their businesses. Its secondary objective is to sell new franchises and renew existing franchises. New franchisees are brought into the MRI network primarily on a referral basis. The ability of MRI’s franchisees to compete successfully with other independently-owned contingent recruitment firms is important to this segment’s prospects for growth.

The ability of an individual franchisee to compete and operate successfully may be affected by the location and service quality of its office, the number of permanent placement offices operating in a particular industry segment, community reputation, and other general and local economic factors. The potentially negative effect of these conditions on this segment’s operating results is generally reduced by the diverse geographical locations of its franchisees. MRI’s business is not dependent on any single franchisee.

Other Information

Competition

The Company competes in global, national, regional, and local markets with numerous engineering and information technology outsourcing companies and with temporary staffing and permanent placement firms. All segments of the Company’s operations face competition in attracting both customers and high-quality specialized employment candidates. The temporary and permanent placement businesses are very competitive and highly fragmented, with limited barriers to entry into the market. In many areas, the local companies are the strongest competitors. Price competition among companies in CDI’s industry and pricing pressures from customers are significant. The number of customers who consolidate their purchases of engineering and IT outsourcing and staffing services with a single provider or with a small number of providers has been increasing. This trend to consolidate purchases can make it more difficult for the Company to obtain or retain customers. The Company believes it derives a competitive advantage from its long experience with and commitment to the industries it serves, long-term relationships with its customers, technical capabilities, national presence, and various marketing activities.

In 2006, some of CDI’s largest competitors included: Aerotek, Inc., Belcan Corporation, CIBER, Inc., Computer Task Group, Inc., Day & Zimmerman, Inc., Hays plc, Jacobs Engineering Group Inc., Kelly Services, Inc., Manpower Inc., MPS Group, Inc., The Shaw Group Inc., Spherion Corporation and Volt Information Sciences, Inc.

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

Employees

As of December 31, 2006, CDI had approximately 1,700 staff employees. In addition, CDI had approximately 16,000 employees and workers engaged as billable personnel. The number of billable employees and workers varies in relation to the number of projects and assignments in progress at any particular time.

Access to Company Information

The Company electronically files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains periodic reports, proxy statements, information statements, and other information regarding issuers that file electronically.

CDI makes available, free of charge, through its website or by responding to requests addressed to the Company’s Vice President of Corporate Communications, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed by the Company with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act, as amended. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. CDI’s website address is http://www.cdicorp.com. CDI posts its audit committee, compensation committee, governance and nominating committee charters, corporate governance principles, and code of conduct on the Company’s website. The information contained on the Company’s website, or on other websites linked to the Company’s website, is not part of this document.

Item 1A.	Risk Factors

CDI’s business involves a number of risks, many of which are beyond its control. The risks and uncertainties described below could individually or collectively have a material adverse effect on the Company’s business, assets, profitability or prospects. While these are not the only risks and uncertainties the Company faces, management believes that the more significant risks and uncertainties are as follows:

Economic downturns and capital spending cuts by the Company’s customers may result in the loss of revenues and profitability.

The demand for the Company’s services is highly dependent upon the state of the economy and the level of capital spending by the Company’s customers. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for project outsourcing and both temporary and permanent employees. Any deterioration in the economic condition of the United States or any of the foreign countries in which the Company does business, or in any specific industry, could have a negative effect on the Company’s business, financial condition, cash flows, or results of operations.

CDI is engaged in a highly competitive business. Pricing pressures and increasing consolidation of purchasing by our customers could reduce our market share and profits.

The staffing and professional services businesses are highly competitive and fragmented, with limited barriers to entry for staffing services. CDI competes in global, national, regional, and local markets with numerous engineering and IT outsourcing companies and with temporary staffing and permanent placement firms. Price competition among companies in CDI’s industry and pricing pressures from customers are significant. The number of customers which consolidate their purchases of engineering and IT outsourcing and staffing services with a single provider or with a small number of providers has risen considerably. This trend to consolidate purchases can make it more difficult for the Company to obtain or retain customers. The Company could also face the risk that certain customers may decide to provide similar services internally. Additionally, pricing pressures have intensified as customers have continued to competitively bid new contracts. This trend is expected to continue for the foreseeable future, which could limit CDI’s ability to maintain or increase its market share or profitability.

The Company’s continued success is dependent on its ability to hire and retain qualified personnel.

CDI depends upon its ability to attract qualified personnel who possess the skills and experience required by its customers and to successfully bid for new customer projects. CDI must continually evaluate its base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Competition for individuals with proven professional or technical skills always exists, and the demand for such individuals (particularly in certain engineering disciplines and geographic areas) is expected to remain very strong in the foreseeable future. There is always uncertainty whether qualified personnel will continue to be available to CDI in sufficient numbers and on terms of employment acceptable to CDI.

CDI faces competition from offshore outsourcing companies, which may result in a loss of market share and reduced profitability.

There is increasing pressure on companies to outsource certain areas of their businesses to low-cost offshore outsourcing firms. Many engineering and IT outsourcing and staffing companies already have or are seeking an offshore solution to support their technology and business process functions, and as a result, a significant amount of technology and engineering project and staffing work may be replaced by offshore resources. CDI has established partnering arrangements with offshore companies to provide lower cost options to its customers. Conducting business through offshore arrangements entails additional compliance and regulatory issues and may result in additional costs. Changes in the supply and demand for offshore personnel with the training to perform the IT and engineering services sought by CDI’s customers, as well as other factors affecting offshore labor costs, could raise CDI’s costs which would put pressure on our margins. Also, other offshore solution providers could develop direct relationships with CDI’s customers resulting in a significant loss of the Company’s market share and revenue.

Changes in government regulations could result in loss of business and/or increased costs.

CDI’s business is subject to regulation or licensing in many states and in certain foreign countries. There can be no assurance the Company will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material in the future. Any inability to comply with government regulation or licensing requirements, or increase in the cost of compliance, could materially adversely affect the Company. Changes in government regulations could result in the imposition of new or additional benefits, licensing or tax requirements. There can be no assurance that CDI would be able to increase the fees charged to its customers in a timely manner or in a sufficient amount to cover increased costs as a result of any of the foregoing. Staffing services entail employing individuals on a temporary basis and placing such individuals in customers’ workplaces. Therefore, increased government regulation of the workplace or of the employer-employee relationship could materially adversely affect the Company.

The outcome of pending and future claims and litigation could have a material adverse effect on the Company’s business.

From time to time, various types of legal claims arise in connection with the ordinary course of CDI’s business. Employees of the Company may make a variety of claims including workplace injury claims and employment-related claims such as discrimination, harassment, and wage and hour claims. Since the Company’s staffing business involves employing individuals on a temporary basis and placing them in customer workplaces where CDI has limited ability to control the workplace environment, these types of claims may arise more frequently in those business operations. The Company’s customers may make claims based on the Company’s alleged failure to perform in accordance with contract requirements. Since the Company’s project business often involves responsibility to produce specified deliverables, these types of claims may arise more frequently in those business operations. Customers in the staffing business may allege claims based on the conduct of staffing employees assigned to the customer’s worksite. Customers and subcontractors may make claims alleging the Company’s failure to abide by certain contract provisions. In addition, the Company is subject to possible government claims or fines for violations of various laws. See Note 13 to the consolidated financial statements for more information.

CDI has significant payroll-related costs, such as workers’ compensation, unemployment taxes and health benefits, which are subject to increases caused by government regulation and other factors, and such increases could reduce its profits.

In conducting its business, CDI is required to pay a number of payroll and related costs and expenses, including unemployment taxes, workers’ compensation and medical insurance for its personnel. Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment. Workers’ compensation costs may increase in the future if states raise benefit levels and liberalize allowable claims. The Company self-insures a portion of the exposure for losses related to workers’ compensation. The Company has established reserves for workers’ compensation claims based on historical loss statistics and periodic independent actuarial valuations. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future financial results. CDI’s future earnings could be adversely affected if it is not able to increase the fees charged to customers to absorb the increased costs related to unemployment insurance, workers’ compensation and medical benefits. Also, its future earnings could also be adversely affected if state governments successfully challenge its prior year unemployment experience ratings.

The Company depends upon the continued service of its senior management personnel. The loss of key personnel could have a material adverse effect on the Company’s business.

The Company’s operations depend on the continued efforts of its executives and senior management. The loss of key members of our management team may cause a significant disruption to the Company’s business. CDI also depends on the performance and productivity of its local managers and sales and recruiting personnel. The Company’s ability to attract and retain new business is significantly affected by local relationships and the quality of service rendered. The loss of key managers and field personnel may also jeopardize existing customer relationships, which could cause revenues to decline.

The Company may experience adverse consequences arising out of an ongoing investigation by the U.K. Office of Fair Trading.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although it is too early in the process to determine with any reliability the amount or materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. It is also possible that third-party civil lawsuits may be filed against Anders in connection with this matter. Anders could incur significant legal fees in connection with the OFT investigation and in defending any third-party lawsuits. Furthermore, this matter and the related publicity could adversely affect the reputation of Anders and the Company. Senior management at Anders and the Company may need to devote a significant amount of time with regard to this matter, which could distract them from the operation of the business. The Company has not made any provision for any fine or other liabilities relating to this matter in the Company’s consolidated financial statements.

The Company bears the risk of cost overruns in fixed-price contracts.

CDI, within its Business Solutions segment, enters into fixed-price contracts with customers, primarily for engineering project services. Revenue recognized under fixed-price contracts accounts for less than 5% of consolidated revenue in each of the past three years. Under these fixed-price contracts, prices are established based on cost and scheduling estimates, which in turn are based in part on assumptions about the prices and availability of skilled personnel, equipment, and materials. If the Company’s price estimates for a particular project prove to be inaccurate, then cost overruns may occur, and CDI could experience reduced profits or a loss for that project and the Company’s reputation could be harmed. Cost overruns may also be caused by changes in the scope of the project after the contract has been entered into or by a failure of the parties to adequately define and agree upon the entire scope of the project at inception. In those cases, there may be disputes between the parties over who should pay for the cost overruns. The Company will attempt to negotiate change orders to recover the additional costs, but there can be no assurance that the Company will be successful in its negotiations with its customers. In general, fixed-price contracts can offer greater profit potential but also entail more inherent risk—both in terms of possible financial losses and the potential for significant disputes with customers—than contracts containing pricing on a time-and-materials basis.

CDI’s international operations expose the Company to foreign currency fluctuations that could increase its U.S. dollar costs, or reduce its U.S. dollar revenues.

The Company is exposed to risks associated with foreign currency fluctuations. CDI’s exposure to foreign currency fluctuations relates primarily to operations denominated in British pounds sterling, Euros and Canadian dollars. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as the carrying value of CDI’s investment in the net assets related to these operations. From time to time, the Company engages in hedging activities with respect to its foreign operations.

CDI relies on outside suppliers to perform certain administrative services.

CDI outsources certain data processing, payroll and other administrative functions to companies that specialize in performing those services. The failure of such outside service providers to adequately perform such services could have a material adverse effect on CDI’s business and operations.

If CDI fails to maintain an effective system of internal controls over financial reporting, it may not be able to accurately report its financial results or prevent fraud. As a result, investors could lose confidence in the Company’s financial reporting, which would harm its business and the trading price of its stock.

CDI identified a material weakness in its internal controls over financial reporting at the end of 2004 and 2005. Those weaknesses have been remediated, and as of December 31, 2006, management has determined that the Company’s internal controls over financial reporting are effective. However, if in the future the Company fails to maintain an effective system of internal controls, it may not be able to accurately report financial results or prevent fraud. As a result, investors could lose confidence in its financial reporting, which would harm its business and the trading price of its stock.

Future acquisitions, if any, may not be successful.

The Company may selectively pursue acquisitions as an element of its growth strategy, but it can not provide assurances that it will be able to locate suitable acquisitions or that it will be able to consummate any such transactions on terms and conditions acceptable to the Company, or that such transactions will be successful. Acquisitions involve a number of risks, including the diversion of management’s attention from its existing operations, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business, and the inability to successfully integrate the business. There can be no assurance that any future acquired businesses will generate anticipated revenues or earnings.

Disasters could interfere with our ability to operate our business.

Various types of natural or man-made disasters could interfere with the Company’s continued ability to operate its business normally. For example, the Company’s ability to protect its data centers and information systems against damage from fire, power loss, telecommunications failure, and other disasters is critical. In order to provide many of its services, CDI must be able to store, retrieve, process, and manage large databases and periodically expand and upgrade its capabilities. Any damage to the Company’s data centers or any failure of the Company’s telecommunication links that interrupts its operations or results in an inadvertent loss of data could adversely affect CDI’s ability to meet its customers’ needs and their confidence in utilizing CDI for future services. While the Company has developed various backup plans and disaster recovery plans, there can be no assurance that the Company would be able to continue to operate its business smoothly in the face of certain natural or man-made disasters. Such business interruptions could significantly harm CDI’s financial results and future prospects.

Certain of the Company’s customers operate in areas that may be impacted by severe weather conditions.

The Company services the oil, gas and chemical industries, which have a significant concentration of activities in the Gulf Coast of the United States. This area can be impacted by severe weather, negatively impacting our customers and our ability to serve them.

The Company may not be able to obtain the insurance coverages necessary to manage its risks.

The Company relies on insurance to help manage its risks and to limit the Company’s exposure to significant claims. The future availability and cost of such insurance is subject to market forces and CDI’s claims experience. There can be no assurance that the Company can always obtain and maintain appropriate insurance coverage in order to effectively manage the risks of its business.

A significant portion of the Company’s common stock is owned by related parties, and they could vote their shares in a way that is adverse to the interests of other shareholders.

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

The Company presently maintains its principal executive offices at 1717 Arch Street, Philadelphia, Pennsylvania 19103, in approximately 29,000 square feet of leased office space under leases expiring in 2012 and 2013. The Company also maintains offices at 1801 Market Street, Philadelphia, Pennsylvania 19103, in approximately 50,000 square feet of leased office space under a lease expiring in 2016.

During 2004, the Company vacated excess office space primarily associated with the contraction of its Life Sciences vertical within the BS segment and a portion of the former headquarters of its MRI segment. In December 2006, a joint venture, in which the Company’s Business Solutions segment is a member, entered into a master services agreement with a customer. To support this business expansion, the Business Solutions segment entered into a sublease arrangement to occupy the space vacated by MRI in 2004. On a consolidated basis, the MRI portion of the liability no longer qualifies for accrual under SFAS No. 146 and the Company has reversed the remaining liability balance of $0.8 million. Refer to Note 7 to the consolidated financial statements for further information.

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

The Company has litigation pending which has arisen in the ordinary course of business.

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

intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although it is too early in the process to determine with any reliability the amount or materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in the Company’s consolidated financial statements as of or for the year ended December 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year covered by this report.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

CDI’s common shares are traded on the New York Stock Exchange (trading symbol “CDI”). The high and low closing sales price per share of the Company’s common stock for each quarter during the last two years are shown in the table below (all as reported by the Wall Street Journal), together with dividend information for each period.

	High	Low	Dividends
2006
First quarter	$28.99	$23.12	$0.11
Second quarter	30.45	27.40	0.11
Third quarter	29.10	18.26	0.11
Fourth quarter	26.60	19.36	0.11

2005
First quarter	$22.25	$18.81	$0.11
Second quarter	23.00	20.79	0.11
Third quarter	29.99	21.90	0.11
Fourth quarter	31.10	25.82	0.11

Dividends

The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition and capital requirements.

Shareholders

As of February 28, 2007, there were 456 shareholders of record. However, a single record shareholder account may represent multiple beneficial owners, including holders of shares in street name accounts. Including those multiple owners, the total number of shareholders on February 28, 2007 approximated 7,700.

Comparative Stock Performance

The following chart sets forth the cumulative total shareholder return (assuming an investment of $100 on December 31, 2001 and the reinvestment of dividends) for the last five fiscal years on (a) CDI stock, (b) the Standard & Poor’s (S&P) 500 Index, and (c) a peer group index. The peer group selected by CDI consists of the following fifteen companies: Adecco S.A., Butler International Inc., CIBER, Inc., Computer Horizons Corp., Computer Task Group, Inc., Heidrick & Struggles International, Inc., Jacobs Engineering Group Inc., Kelly Services, Inc., Korn/Ferry International, Manpower Inc., MPS Group, Inc., Robert Half International Inc., The Shaw Group Inc., Spherion Corporation and Volt Information Sciences, Inc.

	Year ended December 31,
	2001	2002	2003	2004	2005	2006
CDI Corp.	$100.00	$142.00	$172.39	$125.25	$163.44	$151.07
S&P 500 Index—Total Return	100.00	77.89	100.23	111.13	116.57	134.98
Peer Group	100.00	76.98	115.83	113.92	122.67	156.71

Item 6.	Selected Financial Data

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

	2006	2005	2004	2003	2002
Earnings Data:
Revenues	$1,265,286	$1,133,584	$1,045,207	$1,060,181	$1,169,475
Earnings from continuing operations before cumulative effect of accounting changes, net of tax (1)	$23,263	$13,957	$7,528	$21,244	$4,082
Discontinued operations	-	-	-	-	527
Cumulative effect of accounting changes, net of tax (2)	-	(152)	-	-	(13,968)
Net earnings (loss)	$23,263	$13,805	$7,528	$21,244	$(9,359)

Basic earnings (loss) per share:
Earnings from continuing operations	$1.17	$0.71	$0.38	$1.10	$0.21
Discontinued operations	-	-	-	-	0.03
Cumulative effect of accounting changes	-	(0.01)	-	-	(0.73)
Net earnings (loss)	$1.17	$0.70	$0.38	$1.10	$(0.49)

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.16	$0.70	$0.38	$1.07	$0.21
Discontinued operations	-	-	-	-	0.03
Cumulative effect of accounting changes	-	(0.01)	-	-	(0.73)
Net earnings (loss)	$1.16	$0.69	$0.38	$1.07	$(0.49)

Cash dividends declared per common share (3)	$0.44	$0.44	$2.40	$2.18	$-

Balance Sheet Data:
Total assets	$413,119	$379,494	$359,019	$405,180	$432,774
Shareholders’ equity	299,332	271,478	267,190	299,411	307,801

(1)	On January 1, 2006, the Company adopted FAS 123 (R), Share-Based Payment, which requires all share-based payments to employees to be recognized as an expense based on the estimated fair value of the award on the date of grant. In 2006, the Company recognized $1.3 million of expense related to stock options. See Note 8 to the consolidated financial statements for further information on share-based payment.
(2)	Effective December 31, 2005, the Company adopted FIN 47, Accounting for Conditional Asset Retirement Obligations, which required the Company to recognize a liability for its obligation to return certain of its operating leased facilities to their original condition upon termination of the lease. The Company increased its leasehold improvements asset by $0.3 million, recognized an asset retirement obligation of $0.5 million and a charge of $0.2 million.
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
(3)	In 2004 and 2003, the Company declared special dividends of $2.00 per common share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

CDI demonstrated strong revenue growth of 11.6% for full year 2006. The Company realized an increase in all four categories of revenue and at each of the Company’s reporting segments. The increase was due to a number of factors, including a relatively healthy economic environment, continued strength in hiring and employment levels, and increased capital spending by customers in the Company’s key business verticals. In addition, focused execution by sales and operations teams, key account wins across a broad spectrum of accounts in both 2006 and the second half of 2005, and a growing demand for project outsourcing and staffing services have contributed to significant growth in revenues.

CDI’s double-digit growth in net earnings was primarily driven by the 11.6% revenue growth and a lower rate of operating and administrative expenses. Also, the 2005 operations of the BS segment were negatively impacted by the Gulf Coast hurricanes and start-up costs associated with major account wins. Operating and administrative expenses, as a percent of revenues, declined to 20.3% in 2006 from 21.3% in 2005. This decline was principally attributable to continued cost containment measures and higher productivity.

CDI’s cash balance increased 150% during 2006. Cash and cash equivalents increased from $13.4 million at December 31, 2005 to $33.6 million at December 31, 2006. Net cash provided by operations increased from $2.1 million for 2005 to $41.5 million for 2006, net cash used in investing activities decreased from $17.0 million for 2005 to $13.4 million for 2006, net cash used in financing activities increased from $3.6 million for 2005 to $8.8 million for 2006 and the Company experienced a positive exchange rate effect on cash of $0.9 million in 2006 versus a negative effect of $0.8 million in 2005. Management believes that CDI’s cash balances, combined with its availability under its new committed, unsecured $45.0 million line of credit, provide sufficient resources to fund the Company’s operations.

CDI has begun to see the results of its long term growth strategy to focus sales and new business acquisition activity on higher margin and higher value customer solutions. Critical components of the strategy implemented in 2006, and a key focus in 2007, include: leveraging existing single product relationships with Fortune 500 clients to create long-term alliance relationships; developing strategic off-shoring capabilities to leverage offshore labor economies and to provide clients with worldwide implementation capabilities; expanding the Company’s ability to provide permanent placement of technical professionals and managerial talent. In addition, the Company believes it must continue to focus on maintaining effective cost discipline and strong control over its contracting process, managing its working capital, and upgrading its financial reporting systems and controls.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although it is too early in the process to determine with any reliability the amount or materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in the Company’s consolidated financial statements as of or for the year ended December 31, 2006.

Consolidated Results of Operations

2005 Fourth Quarter Adjustments

In compiling the Company’s results for the quarter ended December 31, 2005, management identified and corrected certain errors that had occurred in previous financial periods. Both revenue and direct margin were reduced by $1.4 million due to the write down of certain receivables, while expenses were increased by $0.1 million, thereby reducing pre-tax earnings by $1.5 million. Management evaluated the qualitative and quantitative impact of these corrections in accordance with generally accepted accounting principles and determined that the effect on the 2005 fiscal year and on any previous period was not material to the Company’s consolidated financial statements taken as a whole. The Company recorded the correction of these errors in the fourth quarter of 2005. The aforementioned errors resulted in the overstatement of pre-tax income to the following segments in the periods indicated (in millions):

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

CDI’s business model is based on certain critical elements. CDI strives to meet the needs of its customers through its ability to develop cost effective engineering and IT solutions, to manage the implementation of complex projects and to provide highly-qualified technical, managerial and administrative personnel. A key strategic objective of the Company is to focus more on higher value, higher margin and longer cycle business, such as engineering project and solutions business and permanent placement services. The Company is also focused on providing staffing services that generate acceptable returns on capital. The Company is organized to support its vertical go-to-market strategy. The Company has developed more efficient business processes, instituted cost containment measures and increased productivity. As a result, CDI believes it can generate, on incremental revenue, variable contribution percentage margins in the 11% to 13% range.

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

Gross profit and gross profit margin reflect CDI’s ability to pass through cost increases with appropriate margins and its ability to control direct costs. While gross profit margin can shift as a result of the mix of business, a focus on maintaining and improving overall margins leads to improved profitability. Permanent placement revenue also has an impact on gross profit margin. Since there are no direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross profit margin.

In addition the Company has established the following longer term performance metrics and targets:

•	Produce pretax return on net assets of 20% and redeploy assets unable to meet this target,

•	Generate operating margins of 5% through financial discipline and lean headquarters operations, and

•	Derive at least 60% of revenues from higher margin, longer cycle business.

2006 versus 2005

Results of Operations

The following table presents year-over-year revenues by service type along with some key metrics for 2006 and 2005 (percentages are based on whole numbers):

	2006		2005		Increase (Decrease)
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues (1)
Staffing services	$886.1	70.0%	$796.4	70.3%	$89.7	11.3%
Project outsourcing	316.3	25.0	277.3	24.5	39.0	14.1
Permanent placement and royalties	59.2	4.7	56.9	5.0	2.3	4.0
Franchise fees	3.7	0.3	3.0	0.3	0.7	23.9
	$1,265.3	100.0%	$1,133.6	100.0%	$131.7	11.6
Gross profit	$294.5	23.3%	$262.6	23.2%	$31.9	12.3
Operating and administrative expenses	$257.5	20.3	$241.4	21.3	$16.0	6.6
Operating profit	$37.0	2.9	$21.7	1.9	$15.3	70.8
Net earnings	$23.3	1.8%	$13.8	1.2%	$9.5	68.5

Cash and cash equivalents	$33.6		$13.4		$20.2	150.4
Cash flow provided by operations	$41.5		$2.1		$39.4	NM	%

After-tax return on shareholders’ equity (2)	8.2%		5.1%
Pre-tax return on net assets (3)	14.1%		9.3%
Variable contribution margin (4)	11.7%		13.9%

(1)	Revenues for 2005 have been reclassified to conform to the current year’s presentation.
(2)	Net earnings divided by the average shareholders’ equity
(3)	Pre-tax earnings divided by average net assets. Net assets include total assets minus total liabilities excluding cash and income tax accounts.
(4)	Year-over-year change in operating profit divided by year-over-year change in revenues.

Revenues increased in all four categories of revenue and at each of the Company’s reporting segments in 2006. This was due to a number of factors, including:

•	Increase in IT staffing services due to ramp up with a major alliance customer,

•	Strong customer capital spending in the P&I, Government, Aerospace and Life Sciences verticals drove increases in project outsourcing,

•	Increase in staffing services due to increased construction demand in Anders and further expansion of contract staffing at MRI,

•	Increase in demand for permanent placements, especially in the Anders segment, and

•	Increase in number of MRI franchises sold and the sale of the international master franchise.

The increase was partially offset by a reduction in royalties due to the sale of the international master franchise.

The Company’s consolidated gross profit increased in 2006 as compared to 2005. The increase in gross profit was primarily due to the revenue growth discussed above. The overall gross profit margin also increased in 2006 due primarily to:

•	Higher mix of project outsourcing revenues,

•	Increase in permanent placement revenues in Anders,

•	Better management of state unemployment insurance (“SUI”) and workers’ compensation costs,

•	An insurance refund of $0.7 million primarily related to workers’ compensation, and

•	The absence of strong Gulf Coast hurricanes in 2006.

The impact of the above items was partially offset by lower royalty revenues due to the sale of the international master franchise and continued higher mix of lower margin business at Todays. Also, the gross profit was lower in 2005 due to a correction of $1.2 million that related to prior years.

Consolidated operating and administrative expenses increased due primarily to:

•	Higher staff salaries and incentive-based compensation of $10.4 million associated with the revenue growth discussed above,

•	Increased facilities costs of $2.5 million mainly associated with the P&I vertical expansion in Houston, TX and Anders expansion in the UK and Australia,

•	Higher stock based compensation expenses of $1.4 million,

•	Legal costs of $1.0 million associated with the OFT investigation,

•	Additional impairment charges of $0.6 million related to a decline in the fair value of an asset held for sale,

•	Incremental spending related to the Company’s compliance and financial controls of $0.5 million, and

•	Placement fees of $0.5 million associated with the hiring of new executives.

The increase in operating and administrative expenses was partially offset by continued expense containment measures and the 2006 reversal of a lease reserve amounting to $0.8 million.

Operating profit and operating profit margin increased in 2006 as compared to the prior year. The increase is a result of the net effect of those items discussed above.

The Company’s effective income tax rate decreased from 36.5% in 2005 to 36.2% in 2006. This decrease relates primarily to recognition of certain foreign research and development credits realized in the second quarter of 2006. See Note 11 to the consolidated financial statements for further information concerning the Company’s income taxes.

Cash and cash equivalents increased from $13.4 million in 2005 to $33.6 million in 2006. The Company was able to source a significant amount of cash during 2006 due to higher profits, improved collections of accounts receivable and a decline in working capital requirements because the start-up costs for major account wins were incurred principally in 2005. Capital spending for 2006 amounted to $13.5 million.

CDI utilized its unsecured line of credit during 2006; however, borrowings under the credit facility were repaid by year end.

Segment Discussion

Beginning in the first quarter of 2007, the Company will separately report CDI Engineering Solutions and CDI IT Solutions. These services are currently included within the Business Solutions segment. This change reflects the Company’s new operating organization effective January 1, 2007 and it should provide investors with greater clarity regarding the Company’s engineering versus its IT outsourcing revenue and operating profit. The following discussion does not give effect to this new organizational structure.

Business Solutions (“BS”)

Business Strategy

BS’s business model is a key factor in its continued growth and profitability. BS pursues the development of long-term alliances with its customers as a cost effective, single source provider of engineering and IT outsourcing services and professional staffing. By working as a core supplier and partner with its customers, BS is able to develop an understanding of its customers’ overall business needs as well as the unique technical needs of their projects. This approach creates the opportunity for BS to provide a greater and more integrated range of services to its customers to facilitate efficient project management, program integration, transition, and execution. The success of BS’s business strategy is dependent on maintaining and renewing its existing customers or contracts, continued capital spending by its major engineering and IT infrastructure customers, the ability to win new contract awards and accounts and the availability and cost of labor. In addition, BS is strategically engaging in offshore arrangements to lower its cost of services for clients, to tap into a broader talent pool and to provide worldwide servicing capability for its global clients. Additionally, BS has made investments in developing a permanent placement infrastructure to enable clients to access a single source for permanent placement across an entire organization.

Key Performance Indicators

The Company manages and assesses BS’s performance through various means, with the primary financial and operational measures including revenue growth, contract renewals, new contract wins, account growth, gross profit margin and operating profit.

Revenue growth reflects performance on both new and existing contracts and accounts. Incremental increases in revenue will not generally result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating profit margins.

New contract and account wins are the primary drivers of future revenue and provide an assessment of BS’s ability to compete. New contract wins fluctuate from quarter to quarter depending on the timing of new contracts as well as numerous external factors. BS employs strict financial and operational reviews in the contracting process to evaluate risks and to seek to generate appropriate margins and returns.

Gross margin reflects BS’s performance and ability to achieve desired pricing and control labor costs. BS’s focus on maintaining and improving overall margins has led to improved profitability. Gross margins can also shift as a result of the mix of business, with project business generally providing higher margins.

Results of Operations

The following table presents year-over-year changes in revenue from each of BS’s verticals for 2006 and 2005:

	2006		2005 (a)		Increase (Decrease)
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
CDI-Process and Industrial	$370.5	44.7%	$339.3	46.0%	$31.2	9.2%
CDI-Information Technology Services	305.5	36.9	261.0	35.4	44.5	17.1
CDI-Aerospace	83.2	10.0	80.4	10.9	2.8	3.5
CDI-Government Services	58.1	7.0	51.5	7.0	6.6	12.7
CDI-Life Sciences	11.5	1.4	5.6	0.8	5.9	105.7
	$828.8	100.0%	$737.8	100.0%	$91.0	12.3%
(a)	Revenues for 2005 have been reclassified to conform to the current year presentation.

The P&I vertical focuses on small to medium-sized engineering projects within the process sector, which includes the oil refining, chemical and alternative energy industries, as well as the industrial sector, which includes power generation, telecommunications and heavy manufacturing. Typically, these customers are large, multi-national companies that use multiple service providers. Contracts are awarded based on the ability to meet the specific requirements of each individual project. The increase in revenues was largely attributable to strong capital spending by customers within the process sector, and to a lesser extent, within the industrial sector, resulting in both new account wins and a ramp-up of existing accounts. Although revenues within the P&I vertical increased in 2006, the Company continues to experience constraints on the labor pool for Gulf Coast engineers.

The IT vertical provides a variety of staffing and outsourcing solutions to optimize a client’s infrastructure and reduce overall IT costs, establish and improve service levels, and free up capital for strategic objectives. Services include network and systems support, help desk and call center operations, application maintenance and development and consulting and project management. The IT staffing industry is highly competitive and is subject to strong pricing pressures from customers and competitors. New contracts are generally awarded through a formalized competitive bid process. Revenues in 2006, within the IT Services vertical increased as compared to 2005. This increase was primarily attributable to revenue generated from a major alliance account win in the second half of 2005 as this account continues to grow. All other IT Services revenue was down in 2006 due mainly to the elimination of some smaller, low return retail accounts and office closures.

The Aerospace vertical provides staffing and outsourcing services to the commercial and military aerospace industries, which are dominated by major national and international conglomerates. Revenues within the Aerospace vertical increased slightly in 2006 due to international project work partially offset by a decrease in lower margin domestic technical staffing revenue.

The Government Services vertical focuses on providing services primarily to U.S. Government agencies and prime contractors in the shipbuilding, military aviation, and marine design industries. Revenue increases in 2006 were driven primarily by renewed U.S. federal government funding of a major U.S. Navy shipbuilding and ship design contract, as well as increased revenue from a major national managed staffing contract awarded during 2005.

The Life Sciences vertical provides engineering design, procurement and construction management to customers in the pharmaceutical and biotechnology industries. Customers range from start-up entities to large multinational organizations. Life Sciences revenue increases were largely attributable to several new contract wins awarded late in 2005 and in 2006.

The following table presents 2005 to 2006 changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for BS:

BS	2006		2005		Increase (Decrease)
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues (1)
Staffing services	$508.3	61.3%	$455.8	61.8%	$52.5	11.5%
Project outsourcing	316.3	38.2	277.3	37.6	39.0	14.1
Permanent placement	4.2	0.5	4.7	0.6	(0.5)	(10.4)
	828.8	100.0	737.8	100.0	91.0	12.3
Cost of services	668.9	80.7	599.1	81.2	69.8	11.7
Gross profit	159.9	19.3	138.7	18.8	21.3	15.4
Operating and administrative expenses	131.0	15.8	123.0	16.7	8.1	6.6
Operating profit	$28.9	3.5%	$15.7	2.1%	$13.2	84.2%
(1)	Revenues for 2005 have been reclassified to conform to the 2006 presentation.

BS’s revenues increased in 2006, with Project Outsourcing and Staffing Services both seeing double digit growth. The IT, Government Services and P&I verticals all contributed to the increase, with the increase in the major IT alliance account win from 2005 representing the largest percentage.

Project outsourcing revenues increased in 2006 primarily due to increased demand in all the verticals, particularly in the P&I, Aerospace, and Life Sciences.

Volume increases in all the verticals contributed to the gross profit increase in 2006, which was partially offset by a $0.5 million adverse arbitration judgment in the second quarter of 2006. BS’s overall gross profit margin also increased in 2006 primarily due to a larger mix of higher margin project outsourcing business in the P&I and Life Sciences verticals. That change was partially offset by increases in lower margin staffing services and pricing pressures within the IT and Government Services verticals related to new account wins in 2005. Also, 2005 gross profit and gross profit margin were negatively affected by a $1.2 million correction of errors from prior years.

BS’s operating and administrative expenses increased in 2006 primarily due to:

•	Higher staff salaries and incentive-based compensation of $3.6 million associated with the increase in sales volume and profit, primarily in the IT and P&I verticals,

•	An increase in Houston area facilities, office and computer costs of $2.4 million to support the revenue growth in the P&I vertical,

•	Increased legal fees of $0.4 million mostly due to the arbitration judgment discussed above, and

•	Severance costs of $0.6 million mainly related to the IT vertical.

AndersElite (“Anders”)

Business Strategy

Anders is focused on providing the highest quality candidate and recruitment services within the built environment. Anders’ utilization of web-based recruiting is very effective, provides it with a large pool of highly qualified candidates, and enhances the Company’s ability to filter candidates to meet specific customer needs.

Anders is generating new business growth by opening additional offices in the U.K. and Australia. In addition to providing a pool of candidates to a tight U.K. labor market, the Australian offices are also generating business from Australia-based customers.

Demand in the U.K. infrastructure sector continues to grow with the rebuilding of the country’s rail system, other government-related projects, and private industry-related projects. In addition, Anders anticipates that the 2012 London Olympics will provide opportunities for future revenue and operating profit growth.

Key Performance Indicators

Anders relies on various operational and financial metrics to manage its business. Key metrics include direct margin by recruiter and branch office, staff payroll costs as a percentage of gross profit, and gross profit as a percentage of revenue.

Monitoring direct margin by recruiter and branch office enables the Company to focus on increasing productivity, thereby increasing profit margins. Anders also monitors its staff payroll costs as a percentage of gross profit to evaluate recruiter and branch productivity. This allows the Company to identify the most efficient branches and to apply the methods used in those offices to improve the performance of its other branches. Monitoring recruiter and branch performance allows the Company to ensure that high levels of services are delivered to customers.

Gross profits reflect Anders’ performance and ability to achieve desired pricing and control labor costs. Gross margin may not increase at the same percentage rate as revenue. A focus on maintaining and improving overall margins leads to improved profitability. Permanent placement revenue, which represents approximately 11.1% of Anders’ total revenue for 2006, also has a significant impact on gross margin. Since there are no direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross profit margins.

Results of Operations

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders from 2006 to 2005 in U.S. dollars:

Anders	2006		2005		Increase (Decrease)
(US dollars in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$193.1	88.9%	$165.7	89.9%	$27.4	16.5%
Permanent placement	24.1	11.1	18.7	10.1	5.4	29.1
	217.2	100.0	184.4	100.0	32.8	17.8
Cost of services	161.5	74.4	139.5	75.6	22.0	15.8
Gross profit	55.7	25.6	44.9	24.4	10.8	24.0
Operating and administrative expenses	48.0	22.1	39.5	21.4	8.5	21.5
Operating profit	$7.7	3.5%	$5.4	3.0%	$2.3	41.9%

To more effectively discuss the comparative results of operations of Anders for the years ended December 31, 2006 and 2005, the following table presents Anders’ results on a constant currency basis (i.e., British Pounds—£):

Anders	2006		2005		Increase (Decrease)
(British pounds in millions)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenues
Staffing services	£105.2	88.9%	£91.1	89.9%	£14.1	15.5%
Permanent placement	13.2	11.1	10.2	10.1	3.0	29.0
	118.4	100.0	101.3	100.0	17.1	16.9
Cost of services	88.0	74.4	76.6	75.6	11.4	14.9
Gross profit	30.4	25.6	24.7	24.4	5.7	22.9
Operating and administrative expenses	26.2	22.1	21.7	21.4	4.5	20.7
Operating profit	£4.2	3.5%	£3.0	3.0%	£1.2	38.3%

The increase in revenue was primarily due to:

•	Increased productivity among recruiting and sales personnel,

•	Stronger customer demand in both staffing services and permanent placement services,

•	Increased permanent placements at higher average fees in 2006, and

•	The expansion of U.K. operations through the opening of additional offices in the second and fourth quarter of 2005 and a general expansion of its Australian operations in 2006.

The increase in gross profit was primarily due to the increased sales growth and improved productivity mentioned above and an increase in higher margin permanent placement revenue.

The increase in operating and administrative expenses was largely due to:

•	Higher staff salaries and incremental incentive-based compensation of £ 2.8 million associated with the increase in sales volume and profit,

•	An increase in bad debt reserves of £ 0.2 million to address specific credit exposures,

•	Additional legal and professional costs of £ 0.3 million associated with the Office of Fair Trading investigation,

•	Increased facilities costs related to the UK and Australia office expansion of £ 0.3 million, and

•	Higher advertising costs due to business expansion of £ 0.1 million.

Todays Staffing (“Todays”)

Business Strategy

Todays provides temporary and permanent placement and managed staffing of administrative, financial, clerical and legal personnel to its customers. Todays focuses on providing the highest quality candidate to fit the specific needs of the customer. This commitment to quality is reinforced by a process that includes behavioral interviews, customized evaluations, comprehensive reference checks, and periodic employee assessments, and is supported by a satisfaction guarantee policy. Due to the quality control checks performed by Todays prior to placing the employee, the financial impact of this guarantee has been immaterial.

Todays’ operations are organized into two service divisions: Temporary, which include both large, multi-location national accounts and higher margin retail accounts (i.e., local and small business accounts) serviced in local branches or onsite at clients’ premises, and Permanent Placement Solutions. Todays’ strategic growth objectives for market expansion include:

•	Retain and expand services to existing customers,

•	Target markets with strong growth characteristics in high margin services, and

•	Further develop legal and financial staffing lines as well as permanent placement.

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

Permanent placement revenue is driven by the increase or decrease in the number of placements. In some cases, an employee is initially assigned to a customer on a temporary basis, but is later hired by that customer. In those instances, Todays receives both staffing services revenue and a fee for the placement. Permanent placement revenue represents approximately 2.6% of Todays’ total revenue for 2006. Since there are no direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross margin rates.

Gross margin reflects Todays’ performance and ability to achieve desired pricing and control labor costs. While gross margin can shift as a result of the mix of business, a focus on maintaining and improving overall margins leads to improved profitability. Todays’ margins have been negatively impacted due to a mix shift to lower margin national accounts.

Results of Operations

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Todays from 2005 to 2006:

Todays	2006		2005		Increase (Decrease)
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$148.0	97.5%	$145.7	97.7%	$2.3	1.6%
Permanent placement	3.9	2.6	3.4	2.3	0.5	16.1
	151.9	100.1	149.1	100.0	2.8	1.9
Cost of services	115.5	76.1	112.4	75.4	3.1	2.8
Gross profit	36.4	24.0	36.7	24.6	(0.3)	(0.7)
Operating and administrative expenses	32.4	21.3	34.3	23.0	(1.9)	(5.6)
Operating profit	$4.0	2.6%	$2.4	1.6%	$1.6	67.7%

Todays’ revenue increases were primarily driven by:

•	A general increase in bill rates, and

•	Increased permanent placements.

The growth in revenue was unfavorably impacted by strong, competitive pricing pressures within the staffing services industry.

The decrease in gross profit was due to a decrease in the volume of hours partially offset by increase in gross profit per hour and better state unemployment insurance management. The overall gross profit margin also dropped primarily due to:

•	A shift in mix of business from higher margin retail accounts to lower margin national accounts, and

•	The effect of pay rate increases that could not be fully passed on to customers.

The decrease in operating and administrative expenses was primarily due to expense containment measures resulting in lower recruitment, personnel and marketing expenses.

Management Recruiters International (“MRI”)

Business Strategy

The MRI network is one of the largest search and recruitment organizations in the world. The key to MRI’s success is delivering value to its franchisees by providing products, services and business planning assistance to help maximize their business growth and productivity. MRI’s strategic growth objectives include expansion of current franchisees staff to include more search consultants, expansion of the international franchise network and continued growth in underdeveloped U.S. market areas. In April 2006, the Company sold an international master franchise. Under the sale agreement, MRI assigned the rights to all of its existing international franchise agreements as well as the right to enter into any new franchise agreements abroad, with the exception of existing or future franchises in Japan. Although royalties initially declined as a result of the sale, operating expenses have also been reduced, and this arrangement is expected to be mildly accretive to operating profit. MRI believes that the master franchisee has the capability to expand the international franchise network, thereby increasing the flow of royalty payments to MRI.

Factors affecting MRI’s revenues include a strong U.S. and global economy and low unemployment rates. Permanent placement and royalty fees are driven by employer demand for mid-to-upper level managerial, professional, and sales candidates, as well as the number of new franchise offices and franchise contract renewals. In 2006, several large franchisees chose not to renew their contracts with MRI. MRI continues to focus its efforts on growing existing franchisees by redeploying its personnel to field service teams which will focus on maximizing customer contact and developing customer-level business plans to establish clear metrics and optimize network member performance. The redeployment will help drive maximum sustained royalty growth. Also during 2006, MRI was able to renegotiate several franchise agreements opening up under-penetrated areas and permitting the sale of additional franchises within those areas.

MRI currently provides back-office services that enable its franchisees to pursue temporary staffing opportunities. As part of MRI’s strategy to strengthen the franchise network and improve franchise productivity, a larger number of franchised offices are expected to use these services in the future. In 2006, the number of franchisees using these services grew to 101 from 84 in 2005.

Key Performance Indicators

MRI manages and assesses its performance through various means, with the primary operational and financial measures including weekly job orders, placements and billings, cash collections, royalties, number of franchise offices, franchise sales and renewals, billable hours and revenue growth.

The number of franchise offices measure MRI’s overall market penetration, franchise sales measure MRI’s ability to expand its market reach and renewals indicate MRI’s ability to maintain, and the franchisees’ satisfaction with, its network.

MRI gauges the strength of its franchise sales program by monitoring presentations, sales and closing percentage. The number of presentations increased by 18% and the number of sales increased 23% compared to 2005. This was reflected in the growth in franchise sales revenue noted below. The overall closing percentage of presentations to sales approximated 60.0% in both 2006 and 2005.

Billable hours and revenue growth in temporary staffing services reflect MRI’s performance in expanding the support services within the franchise network. Billable hours increased approximately 16.5% for the full year 2006 compared to 2005. This increase is reflected in the growth in staffing services revenue indicated below.

Results of Operations

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI from 2005 to 2006:

MRI	2006		2005		Increase (Decrease)
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$35.7	52.9%	$29.2	46.9%	$6.5	22.4%
Royalties	28.1	41.6	30.1	48.3	(2.0)	(6.7)
Franchise fees	3.7	5.5	3.0	4.8	0.7	23.9
	67.5	100.0	62.3	100.0	5.2	8.4
Cost of services	25.0	37.1	20.2	32.4	4.8	23.9
Gross profit	42.5	62.9	42.1	67.6	0.4	0.9
Operating and administrative expenses	27.8	41.2	27.2	43.7	0.6	2.3
Operating profit	$14.7	21.7%	$14.9	23.9%	$(0.2)	(1.6)%

MRI’s revenues increased in 2006 as a result of:

•	Continued management efforts to increase the staffing services business,

•	Average bill rates for staffing services increased to $38.00 per hour versus $32.80 per hour in 2005, and

•	The number of franchise sales in 2006 increased to 38 from 31 in 2005.

MRI’s revenue growth was unfavorably impacted by the decrease in royalty revenue primarily due to:

•	The sale of an international master franchise in April 2006 and the related transfer of existing franchises to the master franchisee which lowered royalties by $2.1 million, and

•	Non-renewal, renegotiation and departure of several domestic franchises from the network.

These reductions in royalty revenue were partially offset by “U.S. same store” royalty growth of approximately 7.0%.

MRI’s gross profit increased in 2006 due to the volume changes discussed above. Overall gross profit margin decreased as a result of the shift in business mix to lower margin staffing business and the sale of the international master franchise.

The increase in operating and administrative expenses was largely due to:

•	Sales commissions increase of $1.5 million directly related to increased revenue in staffing services,

•	Variable costs of $0.5 million directly related to increased franchise sales,

•	$0.6 million of additional impairment charges on an asset held for sale, and

•	Increased legal charges of $0.3 million related to the sale of an international master franchise.

These increases were largely offset by a reduction in international business operating expenses due to the sale of the international master franchise noted above.

Corporate

Corporate expenses totaled $18.1 million in 2006 as compared to $17.3 million in 2005. The increase in corporate expenses was the result of:

•	Incremental spending of $0.5 million related to the Company’s compliance and financial controls,

•	Increased legal fees of $0.5 million related to the OFT investigation,

•	Increased spending of $0.3 million on executive hiring, and

•	Increased cost of tax consulting of $0.2 million.

These cost increases were partially offset by $0.8 million related to the reversal of a reserve for real estate exit costs (see Note 7 to the consolidated financial statements).

Consolidated Results of Operations

2005 versus 2004

The following table presents year-over-year revenues by service type along with some key metrics for 2005 and 2004.

	2005		2004		Increase (Decrease)
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues (1)
Staffing services	$796.4	70.3%	$770.6	73.7%	$25.8	3.3%
Project outsourcing	277.3	24.5	220.5	21.1	56.8	25.7
Permanent placement and royalties	56.9	5.0	49.9	4.8	7.0	14.1
Franchise fees	3.0	0.3	4.2	0.4	(1.2)	(28.9)
	$1,133.6	100.0%	$1,045.2	100.0%	$88.4	8.5
Gross profit	$262.6	23.2%	245.4	23.5%	$17.2	7.1
Operating and administrative expenses	$241.4	21.3	237.5	22.7	$3.9	1.6
Operating profit	$21.7	1.9	9.4	0.9	$12.3	130.9
Net earnings	$13.8	1.2%	7.5	0.7%	$6.3	84.0

Cash and cash equivalents	$13.4		$32.7		$(19.7)	(60.2)
Cash flow provided by operations	$2.1		$12.3		$(10.2)	NM %

After-tax return on shareholders’ equity (2)	5.1%		2.7%
Pre-tax return on net assets (3)	9.3%		4.6%
Variable contribution margin (4)	13.9%		NM %

(1)	Revenues for 2005 and 2004 have been reclassified to conform to the 2006 presentation.
(2)	Net earnings divided by the average shareholders’ equity
(3)	Pre-tax earnings divided by average net assets. Net assets include total assets minus total liabilities excluding cash and income income tax accounts.
(4)	Year-over-year change in operating profit divided by year-over-year change in revenues.

Revenues in three of the four categories of revenue and all four Company reporting segments increased in 2005. The improvement in consolidated revenues was driven primarily by a strong economic business environment and:

•	Increased demand in project outsourcing services within BS’s P&I vertical, as a result of significant capital spending by customers within the oil, gas, and chemical industries,

•	An increase in Todays’ and Anders’ staffing services revenue as investments in sales and recruiting capabilities in 2004 contributed to revenue growth,

•	Increase in demand for permanent placements, and

•	An improvement in MRI’s staffing services revenue as management expanded its efforts to support its franchised offices in pursuit of this business.

The increase in revenues was partially offset by declines in BS’s IT Services, Aerospace, Government Services, and Life Sciences verticals. Although the IT Services vertical was awarded a major preferred-supplier contract in July 2005, the ramp-up of the contract did not occur until late in the fourth quarter. Staffing services revenues in both the IT Services and Aerospace verticals declined due to strong pricing pressures from customers and competitors. In addition, the Government Services vertical experienced a decline in its project outsourcing revenues due to the delayed U.S. federal government funding of a U.S. Navy shipbuilding and ship design contract.

The increase in gross profit was primarily due to the revenue growth discussed above. However, the overall gross profit margin fell slightly from the prior year due primarily to:

•	Greater mix of lower margin business in BS, particularly in the IT Services and Government Services verticals,

•	A shift in the business mix to lower margin national accounts in Todays,

•	Higher state unemployment insurance (“SUI”) rates resulting in higher costs which were not passed on to customers, and

•	Adjustments amounting to $1.2 million in connection with accounting errors that occurred in previous fiscal years that were recorded in the fourth quarter of 2005.

This impact of the above items was partially offset by improved gross profit and gross profit margin within Anders, due primarily to increases in higher margin permanent placement revenues.

The increase in consolidated operating and administrative expenses is due primarily to:

•	Higher staff salaries and incentive-based compensation associated with the revenue growth discussed above,

•	An increase in facilities costs associated with the P&I vertical expansion in Houston, Texas, and Anders expansion in the U.K.,

•	Contract start-up expenses associated with two major account wins, one within the IT Services vertical and one within the Government Services vertical,

•	Increased hiring within the Corporate accounting and finance organization, and

•	Incremental spending related to the Company’s compliance and financial controls.

The increase in operating and administrative expenses was partially offset by:

•	Lower net expenses and legal fees associated with certain litigation, claims, and disputes in 2004 totaling $2.1 million,

•	Lower net real estate exit costs of approximately $2.3 million, and

•	Continued expense containment measures.

Operating profit and operating profit as a percentage of revenues both increased compared to the prior year. These increases are a result of the net effect of those items discussed above.

The Company’s effective income tax rate increased from 23.9% in 2004 to 36.5% in 2005. The increase in the effective tax rate relates primarily to favorable resolution of prior year’s tax exposures in 2004. See Note 11 to the consolidated financial statements for further information concerning the Company’s income taxes.

Cash and cash equivalents decreased from $32.7 million in 2004 to $13.4 million in 2005. The Company’s cash needs increased during the year above the levels in recent years due primarily to higher working capital requirements driven by the higher revenue run rate, new business ramp-ups, and start-up costs for the major account wins in the IT Services and Government Services verticals. In addition, the Company’s capital spending increased to $15.7 million in 2005 as compared to $7.8 million in the prior year. The increase in capital spending was due primarily to the continued development of a new recruiting software application for BS, expansion of the Houston Engineering Center facility in BS’s P&I vertical, and implementation of new billing and payroll systems for Todays and MRI. To meet these cash requirements, the Company utilized its unsecured line of credit during 2005; however, borrowings under the credit facility were repaid by year end.

Segment Discussion

Business Solutions (“BS”)

The following table presents year-over-year changes in revenue from each of BS’s verticals for 2005 and 2004:

	2005		2004		Increase (Decrease)
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues (1)
CDI-Process and Industrial	$339.3	46.0%	$336.4	45.6%	$56.9	20.5%
CDI-Information Technology Services	261.0	35.4	220.5	29.9	(14.4)	(5.1)
CDI-Aerospace	80.4	10.9	86.0	11.7	(3.5)	(4.1)
CDI-Government Services	51.5	7.0	48.7	6.6	(1.2)	(2.5)
CDI-Life Sciences	5.6	0.8	9.2	1.3	(0.8)	(8.7)
	$737.8	100.0%	$700.8	95.0%	$37.0	5.3%
(1)	Revenues for 2005 and 2004 have been reclassified to conform to the 2006 presentation.

The P&I vertical focuses on cost competitive, small to medium-sized engineering projects within the process sector, which includes the oil refining and chemical industries, as well as the industrial sector, which includes power generation, telecommunications and heavy manufacturing. Typically, these customers are large, multi-national companies that use multiple service providers. Contracts are awarded based on the ability to meet the specific requirements of each individual project. The increase in revenues was largely attributable to strong capital spending by customers within the process sector, and to a lesser extent, within the industrial sector, resulting in both new account wins and a ramp-up of existing accounts. As a result, BS increased the size and staffing of its Houston Engineering Center facility to support this growth and more efficiently meet the needs of its customers.

The IT Services vertical focuses on providing staffing and outsourcing services to a broad range of clients in the following industries: banking and finance, pharmaceutical, health care, local and state government, energy, power generation and information services support. The decrease in IT Services revenues is attributable to the highly competitive IT staffing industry which is subject to strong pricing pressures from customers and competitors. New contracts are awarded through a formalized competitive bid process. Although the IT Services vertical was awarded a major preferred-supplier contract in July 2005, it did not produce significant revenue during the year. In addition, there was a decline in volume in some of IT’s managed staffing contracts due to product line shutdowns, cutbacks, or offshore outsourcing. In response to this trend, management has redirected sales and recruiting efforts to grow in targeted higher margin accounts and identified strong geographic markets.

The Aerospace vertical provides staffing and outsourcing services to the commercial and military aerospace industries, which are dominated by several major national and international conglomerates. Aerospace’s three largest customers represented approximately 62% and 45% of Aerospace’s revenues in 2005 and 2004, respectively. The decrease in Aerospace revenue is due primarily to the completion of several projects during the year and a decline in technical staffing revenue.

The Government Services vertical focuses on providing its services primarily to U.S. Government agencies and prime contractors in the shipbuilding, military aviation, and marine design industries. The decrease in Government Services revenue was driven primarily by the delayed U.S. federal government funding of a major U.S. Navy shipbuilding and ship design contract. The decrease in revenue was partially offset by several managed staffing contracts awarded to Government Services during the year. These managed staffing contracts are expected to favorably impact Government Services revenue in 2006.

The Life Sciences vertical provides architectural, engineering, procurement, construction management, commissioning and validation outsourcing and staffing solutions to pharmaceutical and biotechnology clients. The Life Sciences revenue decline was largely attributable to continued project delays and loss of business.

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for BS from 2005 to 2004:

BS	2005		2004		Increase (Decrease)
(in millions)	$	% of Total Revenue	2004	% of Total Revenue	$	%
Revenues (1)
Staffing services	$455.8	61.8%	$477.4	68.1%	$(21.6)	(4.5)%
Project outsourcing	277.3	37.6	220.5	31.5	56.8	25.7
Permanent placement	4.7	0.6	2.9	0.4	1.8	62.9
	737.8	100.0	700.8	100.0	37.0	5.3
Cost of services	599.1	81.2	567.0	80.9	32.1	5.7
Gross profit	138.7	18.8	133.8	19.1	4.9	3.7
Operating and administrative expenses (2)	123.0	16.7	122.4	17.5	0.6	0.5
Restructuring	-	-	(0.2)	(0.1)	0.2	-
Operating profit	$15.7	2.1%	$11.6	1.8%	$4.1	35.0%
(1)	Revenues have been reclassified to conform to the 2006 presentation.
(2)	Effective January 1, 2006, the Company refined its method of allocating shared services costs to more accurately reflect management and staff time devoted to, and central costs attributable to, the reporting segments. The allocation was based on a study performed on 2005 activities, the time when these changes occurred.

The increase in project outsourcing revenue was due primarily to strong capital spending by customers of the P&I vertical as noted above. The decrease in staffing services revenue was driven primarily by declines within the IT Services vertical as noted above, and to a lesser extent, by the revenue reductions in the Aerospace and Government Services verticals as noted above.

The increase in gross profit was primarily due to higher volume and rate increases in the P&I vertical. However, the overall gross profit margin fell slightly from 2004 due primarily to:

•	Lower margin business in the Information Technology Services vertical,

•	Adjustments amounting to $1.2 million in connection with accounting errors that occurred in previous fiscal years and that were recorded in the fourth quarter of 2005, and

•	Higher SUI rates resulting in higher costs which were not passed on to customers.

The decrease in gross profit margin was partially offset by higher volume and margin in the P&I vertical.

The increase in operating and administrative expenses was a result of:

•	Higher staff salaries and incentive-based compensation associated with the revenue growth discussed above,

•	Contract start-up expenses associated with two major account wins, one within the IT Services vertical and one within the Government Services vertical, and

•	An increase in Houston area facility, office and computer costs to accommodate additional staff. This expansion was necessary to support the revenue growth in the P&I vertical noted above.

The increase in operating and administrative expenses was partially offset by a $1.0 million reduction in allocated corporate and support services in 2005 and by lower net expenses and legal fees associated with certain litigation, claims and disputes totaling $0.5 million in 2004 and lower travel expenses in all verticals due to expense containment measures instituted in 2005, with the exception of increases in the P&I vertical due to the revenue growth noted above. Included in operating and administrative expenses in 2004 was the reversal of a $1.0 million reserve for an exposure which never materialized.

AndersElite (“Anders”)

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders from 2004 to 2005 in U.S. dollars:

Anders	2005		2004		Increase (Decrease)
(US dollars in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$165.7	89.9%	$150.2	90.4%	$15.5	10.3%
Permanent placement	18.7	10.1	15.9	9.6	2.8	17.6
	184.4	100.0	166.1	100.0	18.3	11.0
Cost of services	139.5	75.6	126.1	75.9	13.4	10.6
Gross profit	44.9	24.4	40.0	24.1	4.9	12.3
Operating and administrative expenses	39.5	21.4	37.5	22.6	2.0	5.3
Operating profit	$5.4	3.0%	$2.5	1.5%	$2.9	116.2%

To more effectively discuss the comparative results of operations of Anders for the years ended December 31, 2005 and 2004, the following table present Anders’ results on a constant currency basis (i.e., British Pounds—£):

Anders	2005		2004		Increase (Decrease)
(British pounds in millions)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenues
Staffing services	£91.1	89.9%	£82.1	90.4%	£9.0	11.0%
Permanent placement	10.2	10.1	8.7	9.6	1.5	17.2
	101.3	100.0	90.8	100.0	10.5	11.5
Cost of services	76.6	75.6	68.9	75.9	7.7	11.2
Gross profit	24.7	24.4	21.9	24.1	2.8	12.7
Operating and administrative expenses	21.7	21.4	20.5	22.6	1.2	5.8
Operating profit	£3.0	3.0%	£1.4	1.5%	£1.6	115.6%

The increase in revenue was due primarily to:

•

Increased efficiency and productivity among recruiting and sales personnel. In 2004, there was significant turnover and re-staffing of Anders recruiting and sales personnel, which resulted in lower revenues, and

•	Stronger customer demand in both staffing services and permanent placement services.

The increase in gross profit was primarily due to the increased sales growth and improved productivity mentioned above and an increase in higher margin permanent placement revenue.

The increase in operating and administrative expenses was largely due to:

•	Higher facility costs of approximately £0.2 million due to the opening of three additional offices,

•	Incremental incentive-based compensation associated with the increase in sales volume, and

•	Investments in new recruiting, sales, and management personnel.

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

Todays Staffing (“Todays”)

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Todays from 2004 to 2005:

Todays	2005		2004		Increase (Decrease)
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$145.7	97.7%	$118.9	97.2%	$26.8	22.5%
Permanent placement	3.4	2.3	3.4	2.8	-	-
	149.1	100.0	122.3	100.0	26.8	21.9
Cost of services	112.4	75.4	89.6	73.3	22.8	25.4
Gross profit	36.7	24.6	32.7	26.7	4.0	12.2
Operating and administrative expenses	34.3	23.0	30.5	24.9	3.8	12.4
Operating profit	$2.4	1.6%	$2.2	1.8%	$0.2	10.3%

The increase in revenue was primarily driven by:

•	Growth in national account wins as a result of investments in sales and recruiting capabilities during 2004, and

•	A strong business environment and relatively low unemployment rates.

The increase in gross profit was primarily due to the revenue growth discussed above. The decrease in overall gross profit margin was due primarily to:

•	A shift in mix of business from higher margin retail accounts to lower margin national accounts,

•	Strong competitive pricing pressures within the staffing services industry,

•	No significant growth in the higher margin permanent placement revenue, and

•	Higher SUI rates resulting in higher costs which were not passed on to customers.

The increase in operating and administrative expenses was due primarily to an increase in staff salaries and incentive-based compensation which directly related to the increase in revenue discussed above partially offset by operating efficiencies.

Management Recruiters International (“MRI”)

The following table presents year-over-year changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI from 2004 to 2005:

MRI	2005		2004		Increase (Decrease)
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$29.2	46.9%	$24.1	43.0%	$5.1	21.2%
Royalties	30.1	48.3	27.7	49.5	2.4	8.7
Franchise fees	3.0	4.8	4.2	7.5	(1.2)	(28.6)
	62.3	100.0	56.0	100.0	6.3	11.3
Cost of services	20.2	32.4	17.2	30.7	3.0	17.4
Gross profit	42.1	67.6	38.8	69.3	3.3	8.5
Operating and administrative expenses	27.2	43.7	30.3	54.1	(3.1)	(10.2)
Restructuring and gain on sale	0.0	-	(1.3)	(2.3)	1.3	-
Operating profit	$14.9	23.9%	$9.8	15.2%	$5.1	51.9%

The increase in revenue was primarily attributable to:

•	Expanded efforts by management to support the pursuit of staffing services revenue by the franchise offices, and

•	An increase in permanent placement and royalty revenues due to increased demand in the U.S. market.

The increase in MRI’s revenues was partially offset by a decrease in franchise fees due primarily to the sale of a master franchise for the Japanese market which occurred in 2004.

The increase in gross profit was primarily due to the revenue growth noted above. The decrease in overall gross profit margin was a result of the shift in business mix as lower margin staffing services revenue increased at a higher rate than higher margin permanent placement and royalty revenue.

Operating and administrative expenses decreased due to:

•	Lower net real estate exit costs of approximately $1.7 million,

•	A reduction in facilities costs of $0.4 million as a result of the relocation of MRI’s administrative offices, and

•	Expense containment measures instituted in 2004 resulting in lower travel and office expenses.

In addition, MRI recognized $1.3 million of pre-tax gains resulting from the sale of its company-owned offices which was recorded in 2004.

Corporate

Corporate expenses totaled $17.3 million in 2005 as compared to $16.8 million in 2004. The increase of $0.5 million in corporate expenses was the result of:

•	Increased hiring within the Corporate accounting and finance organization of $0.4 million,

•	Incremental spending related to the Company’s compliance and financial controls of $0.4 million,

•	Increased cost of management incentive plans of $0.6 million, and

•	Increased cost of administrative expenses of $0.6 million.

The increase in corporate expenses was partially offset by a decrease in expenses associated with various legal settlements in 2004 totaling $1.5 million.

Inflation

During the years ended December 31, 2006, 2005 and 2004, inflation has been low and the Company’s margins have remained relatively constant. The net effect of inflation on the Company’s operations has not been material.

Liquidity and Capital Resources

CDI finances its operations primarily through cash provided by operations. At December 31, 2006, the Company’s principal sources of liquidity consisted of $33.6 million of cash and cash equivalents, and $35.0 million of availability under the Company’s uncommitted, unsecured line of credit. CDI generates the majority of its revenues and resultant cash flows from several activities, as outlined below:

•	Project management, technical engineering, and information technology outsourcing services to facilitate customers’ efforts to reduce costs and/or support important growth initiatives,

•	Temporary staffing to meet customers’ demand for temporary staff augmentation,

•	Permanent placement activities, and

•	Initial franchise fees and ongoing franchise royalties.

Payrolls for the majority of billable employees are typically paid weekly and revenues for temporary staffing are recognized coincident with the payroll cycle. This schedule applies to the majority of CDI’s technical engineering business as well. Customers are invoiced weekly, semi-monthly, or monthly for staffing services. Projects under fixed-price contracts are invoiced when specific milestones are met or based on a periodic schedule. Customers are typically invoiced for project management, engineering and outsourcing services contracts on a monthly basis. MRI generates revenues and cash flows from franchise sales and from the collection of royalties as its franchisees collect cash from their customers for permanent placement services.

The Company’s cash needs increased as a result of business expansion during the early part of 2006. The Company utilized its uncommitted, unsecured line of credit with a bank to meet these cash requirements. During 2006, the Company’s outstanding borrowings ranged from $0.1 million to $16.0 million. Later in 2006, the Company generated sufficient cash flow from operations to fund its operations and pay down its line of credit. At December 31, 2006, there were no outstanding borrowings under this $35.0 million facility which expired on February 28, 2007.

On February 28, 2007, the Company entered into an unsecured, committed credit agreement which provides for a revolving credit facility of up to $45.0 million. Interest on borrowings under the facility is based the nature and tenure of the borrowing and may be (a) in the case of U.S. dollar borrowings, the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5% or (b) in the case of Eurodollar borrowings, the Adjusted LIBOR rate (as defined in the agreement). The restrictive covenants contained in the agreement limit the Company with respect to, among other things, subsidiary indebtedness, creating liens on its assets, mergers or consolidations, disposition of assets other than in the ordinary course of business, acquisitions and investments. Additionally, the Company is required to maintain a minimum Adjusted EBITDA (as defined in the agreement) to interest expense ratio of 1.5 to 1, not exceed a maximum Debt to Consolidated EBITDA ratio of 2.5 to 1 and maintain a minimum stockholders’ equity of $228 million plus 35% of consolidated net income for each fiscal quarter.

The following table summarizes the major captions from the Company’s consolidated statements of cash flows:

(in millions)	2006	2005	2004
Operating Activites	$41.5	$2.1	$12.3
Investing Activities	(13.4)	(17.0)	17.9
Financing Activities	(8.8)	(3.6)	(48.3)

Operating Activities

During 2006, the Company generated net cash from operating activities of $41.5 million principally due to earnings of $23.3 million, non-cash expenses consisting of $10.5 million for depreciation, $3.6 million for deferred income taxes and $2.3 million for stock-based compensation, and improved management of accounts receivable in a period of rising revenues.

Investing Activities

CDI’s primary investing activities were for purchases of property and equipment. In 2006, capital expenditures totaled $13.5 million and included capital spending for computer hardware and software to support the growth in engineering services in the P&I and Aerospace verticals, development of new recruiting software to support BS, implementation of a new billing system for MRI, and implementation of a new billing and payroll system for Todays. Capital spending in 2007 is expected to be approximately the same as in 2006.

Financing Activities

In 2006, the Company paid shareholders dividends totaling $8.8 million. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements.

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

Contractual Obligations and Commitments

The following table summarizes the Company’s outstanding contractual obligations and commitments as of December 31, 2006 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease commitments (1)	$59,770	$11,859	$19,762	$12,746	$15,403
Letters of credit (2)	9,721	9,572	149	-	-
Purchase obligations (3)	5,898	3,705	1,928	145	120
Total	$75,389	$25,136	$21,839	$12,891	$15,523
(1)	Represents future minimum rental commitments under non-cancelable leases. The Company expects to fund these commitments with existing cash and cash flows from operations.
(2)	Represents letters of credit primarily issued through major domestic banks as required by certain insurance carriers in connection with its workers’ compensation plan.
(3)	Purchase obligations consist primarily of normal and customary technology maintenance contracts. The Company expects to fund these commitments with existing cash and cash flows from operations.

Critical Accounting Policies and Estimates

The consolidated financial statements contained in this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingencies. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ from current judgments. While there are a number of accounting policies, methods and estimates that affect the consolidated financial statements as described in

Note 1 to the Company’s consolidated financial statements, areas that are particularly significant are discussed below.

Allowance for Doubtful Accounts

The Company makes ongoing estimates relating to the collectibility of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. Estimates used in determining accounts receivable allowances are based on specific customer account reviews, historical experience of credit losses and application of percentages to certain aged receivable categories. The Company also applies judgment including assessments about changes in economic conditions, concentration of receivables among customers and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific customers. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required. At December 31, 2006 and 2005, the allowance for doubtful accounts was $3.5 million and $3.6 million, respectively.

Income Taxes

The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. As of December 31, 2006, the Company has total net deferred tax assets of $8.2 million. This includes $5.0 million which relates primarily to state net operating loss carryforwards, capital loss carryforwards, and other miscellaneous credits. The deferred tax assets were evaluated under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and a determination on the basis of objective factors was made that the net assets will be realized through future years’ taxable income. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

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

Changes in future market conditions, the Company’s business strategy, or other factors could impact upon the future values of the Company’s reporting units, which could result in future impairment charges. At December 31, 2006, total goodwill amounted to $74.3 million.

Workers’ Compensation

The Company has a combination of insurance contracts and self-insurance under which the Company generally bears the first $250,000 of risk per single accident for workers’ compensation claims. The Company establishes accruals for workers’ compensation utilizing an outside actuarial service to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors. Changes in these estimates and assumptions could materially affect the determination of the established accrual. Management evaluates the accrual, and the underlying assumptions, periodically throughout the year and makes adjustments as needed based on such evaluation. The accrual for workers’ compensation was $4.6 million and $4.7 million at December 31, 2006 and 2005, respectively.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109. FIN No. 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The Company is required to adopt this Interpretation in 2007. Adoption of FIN No. 48 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how the effects of prior year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 was effective for the Company’s fiscal year ended December 31, 2006. Adoption of SAB No. 108 had no impact on the Company’s financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in British pounds sterling, Euros and Canadian dollars. Exchange rate fluctuations impact the U. S. dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. From time to time, the Company engages in hedging activities with respect to its foreign operations.

During the first quarter of 2006, the Company entered into eight forward exchange contracts to hedge portions of its British Pound and Canadian Dollar forecasted earnings. Throughout the year, a British Pound and Canadian Dollar forward contract matured on the last day of each fiscal quarter. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, these instruments are accounted for at fair value. Because the Company could not designate these transactions as hedges for accounting purposes, gains or losses are reflected in earnings immediately while the foreign-based income is recognized over the year. For the year ended December 31, 2006, the Company recognized a loss on the forward exchange contracts amounting to $0.9 million. In 2005 and 2004, the Company purchased foreign exchange put options to hedge a portion of its European operations’ forecasted earnings. These contracts resulted in immaterial charges to the statements of earnings for the years ended December 31, 2005 and 2004. At December 31, 2006 there were no outstanding foreign exchange contracts.

The Company’s exposure to interest rate changes is not significant. During 2006, the Company’s maximum short-term borrowings were $16.0 million. In 2006, the weighted average interest rate on short-term borrowings was 7.85%. As of December 31, 2006, the Company had no bank borrowings outstanding. The Company’s investments in money market instruments are primarily at variable rates.

Item 8.	Financial Statements and Supplementary Data

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Years ended December 31,
(in thousands, except share data)	2006	2005	2004
Revenues	$1,265,286	$1,133,584	$1,045,207
Cost of services	970,794	871,016	799,813
Gross profit	294,492	262,568	245,394
Operating and administrative expenses	257,465	241,432	237,520
Restructuring	-	(126)	(200)
Gain on sale of assets	-	(420)	(1,295)
Operating profit	37,027	21,682	9,369
Interest income and other (expense), net	(572)	307	528
Earnings before income taxes and cumulative effect of accounting change	36,455	21,989	9,897
Income tax expense	13,192	8,032	2,369
Earnings before cumulative effect of accounting change	23,263	13,957	7,528
Cumulative effect of accounting change, net of tax	-	(152)	-
Net earnings	$23,263	$13,805	$7,528

Basic earnings per share:
Earnings before cumulative effect of accounting change	$1.17	$0.71	$0.38
Cumulative effect of accounting change, net of tax	-	(0.01)	-
Net earnings	$1.17	$0.70	$0.38

Diluted earnings per share:
Earnings before cumulative effect of accounting change	$1.16	$0.70	$0.38
Cumulative effect of accounting change, net of tax	-	(0.01)	-
Net earnings	$1.16	$0.69	$0.38

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$33,551	$13,407
Accounts receivable, less allowance for doubtful accounts of $3,526 - December 31, 2006; $3,588 - December 31, 2005	243,586	232,365
Prepaid expenses and other assets	7,713	6,910
Income taxes receivable	-	2,135
Deferred income taxes	5,834	4,938
Total current assets	290,684	259,755
Property and equipment, net	39,851	36,972
Deferred income taxes	2,412	6,928
Goodwill	74,283	71,199
Other assets	5,889	4,640
Total assets	$413,119	$379,494
Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$2,508	$5,511
Accounts payable	35,145	31,356
Withheld payroll taxes	2,467	1,720
Accrued compensation and related expenses	44,081	41,801
Other accrued expenses and other liabilities	18,286	14,555
Income taxes payable	2,259	2,823
Total current liabilities	104,746	97,766
Deferred compensation and other non-current liabilities	9,041	10,250
Total liabilities	113,787	108,016
Commitments and Contingencies (Notes 13 and 15)

Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	-	-
Common stock, $.10 par value - authorized 100,000,000 shares; issued 20,975,230 shares - December 31, 2006; 20,789,972 shares - December 31, 2005	2,098	2,079
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued		-
Additional paid-in-capital	41,443	35,459
Retained earnings	265,015	250,534
Accumulated other comprehensive income	13,160	5,822
Unamortized value of restricted stock issued	-	(32)
Less common stock in treasury, at cost - 966,934 shares	(22,384)	(22,384)
Total shareholders’ equity	299,332	271,478
Total liabilities and shareholders’ equity	$413,119	$379,494

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
(in thousands)	2006	2005	2004
Common stock
Beginning of year	$2,079	$2,067	$2,054
Exercise of stock options	13	8	11
Stock purchase plan	5	4	2
Time-vested deferred stock	1	-	-
End of year	$2,098	$2,079	$2,067
Additional paid-in-capital
Beginning of year	$35,459	$31,687	$28,205
Reclassification from unamortized value of restricted stock	(32)	-	-
Exercise of stock options	2,589	1,663	2,631
Stock-based compensation	3,070	1,422	371
Tax benefit from stock plans	357	687	480
End of year	$41,443	$35,459	$31,687
Retained earnings
Beginning of year	$250,534	$245,425	$285,164
Net earnings	23,263	13,805	7,528
Dividends paid to shareholders	(8,782)	(8,696)	(47,267)
End of year	$265,015	$250,534	$245,425
Accumulated other comprehensive income
Beginning of year	$5,822	$10,559	$6,829
Translation adjustment	7,338	(4,737)	3,730
End of year	$13,160	$5,822	$10,559
Unamortized value of restricted stock issued
Beginning of year	$(32)	$(228)	$(544)
Restricted stock-forfeiture	-	64	23
Restricted stock-change in value	-	-	9
Restricted stock-amortization	-	132	284
Reclassification to additional paid in capital	32	-	-
End of year	$-	$(32)	$(228)
Treasury stock
Beginning of year	$(22,384)	$(22,320)	$(22,297)
Restricted stock-forfeiture	-	(64)	(23)
End of year	$(22,384)	$(22,384)	$(22,320)
Comprehensive income
Net earnings	$23,263	$13,805	$7,528
Translation adjustment	7,338	(4,737)	3,730
Total	$30,601	$9,068	$11,258

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2006	2005	2004
Operating activities:
Net earnings	$23,263	$13,805	$7,528
Cumulative effect of accounting change	-	152	-
Earnings before cumulative effect of accounting change	23,263	13,957	7,528
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	10,528	10,300	9,618
Deferred income taxes	3,618	2,807	559
Stock-based compensation	2,268	918	912
Impairment of asset held for sale	705	125	-
Tax benefit from equity compensation plans	-	687	480
Loss (gain) on sale of assets	315	(420)	(1,295)
Non-cash provision for restructure expenses	-	(126)	(200)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,208)	(42,753)	6,541
Prepaid expenses	(1,449)	2,895	(154)
Accounts payable	3,222	8,013	(434)
Accrued expenses and other current liabilities	5,342	999	(8,780)
Income taxes	1,477	5,290	(3,816)
Other assets, non-current liabilities and other	(1,536)	(574)	1,335
Net cash provided by operating activities	41,545	2,118	12,294
Investing activities:
Additions to property and equipment	(13,510)	(15,698)	(7,798)
Purchase of residential property held for sale	-	(2,000)	-
Sale and maturities of short-term investments, net	-	-	22,606
Proceeds from sale of assets	184	644	2,162
Other	(110)	86	917
Net cash (used in) provided by investing activities	(13,436)	(16,968)	17,887
Financing activities:
Dividends paid to shareholders	(8,782)	(8,696)	(47,267)
Cash overdraft	(3,003)	3,376	(3,713)
Proceeds from exercises of employee stock options	2,602	1,673	2,642
Tax benefit from equity compensation plans	357	-	-
Net cash used in financing activities	(8,826)	(3,647)	(48,338)
Effect of exchange rate changes on cash	861	(812)	583
Net increase (decrease) in cash and cash equivalents	20,144	(19,309)	(17,574)
Cash and cash equivalents at beginning of year	13,407	32,716	50,290
Cash and cash equivalents at end of year	$33,551	$13,407	$32,716

Supplemental disclosure of cash flow information:
Cash paid for interest	$81	115	$-
Cash paid (received) for income taxes, net	8,085	(1,348)	6,800

Supplemental disclosure of non-cash investing activities:
Increase in leasehold improvement assets and lease incentive liability related to tenant improvement allowances	$17	$2,911	$-
Increase in leasehold improvement assets and related contingent retirement obligation liability	141	419	-

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany balances and transactions. For comparative purposes, certain amounts have been reclassified to conform to the 2006 presentation.

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

Revenue Recognition - Revenues in the consolidated statements of earnings are presented net of any revenue-based taxes, such as sales, use, excise and value added taxes. The Company derives its revenues from several sources. All of the Company’s segments perform staffing services. The Company’s Business Solutions segment also performs project and outsourcing services, which includes some fixed-price contracts. Management Recruiters International derives a large portion of its revenue from ongoing franchise royalties and initial franchise fees.

Staffing Services - The Company recognizes revenues from staffing services on a gross basis, as services are performed and associated costs have been incurred using employees of the Company. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. An element of the Company’s staffing business is the use of unaffiliated companies (“supplier associates”) and their employees to fulfill a customer’s staffing requirements. Under these arrangements, these firms serve as subcontractors. Customers typically require a single consolidated billing which reflects services performed by the Company’s employees as well as staffing supplied by supplier associates.

When supplier associates are utilized, the Company records the difference between its gross billings and the amount paid to the supplier associate as revenue, which is generally referred to as an administrative fee. Administrative and clerical costs related to time accumulation, invoicing, and other activities are recorded and included in operating and administrative expenses as incurred.

Project and Outsourcing Services - The Company recognizes revenue from project outsourcing services based on mark-ups of its employees’ rates of pay. To a lesser extent, the Company derives revenue from fixed-price contracts.

Fixed-price contracts typically include development of conceptual and detailed designs in support of a customer’s construction of tangible property. In accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, revenue is recorded using the percentage-of-completion method relying on direct hours as the primary input measure. In addition, these contracts are evaluated periodically to ensure that any potential losses have been identified and recorded in the financial statements.

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

Permanent Placement - Services include the search and recruitment of candidates to become employed by the Company’s customers. Generally, the Company performs permanent placement services on a non-exclusive, contingency basis and recognizes revenue only after successfully placing a recommended candidate.

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

Off-Balance Sheet Risk - The Company maintains letters of credit primarily issued through major domestic banks as required by certain insurance carriers in connection with its workers’ compensation plan. As of December 31, 2006 and 2005, the Company had outstanding letters of credit of

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

$9.7 million and $9.2 million, respectively, expiring at various dates through December 2008.

From time to time the Company engages in hedging activities with respect to its foreign operations. As of December 31, 2006, the Company had no outstanding hedging instruments in place.

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

During 2006, 2005 and 2004, no single customer accounted for 10% or more of consolidated revenues. The Company’s top ten revenue-producing customers accounted for approximately 27%, 27%, and 26% of consolidated revenue for the years ended December 31, 2006, 2005, and 2004, respectively.

One customer accounted for approximately 15% of total accounts receivable at December 31, 2006. At December 31, 2005 and 2004, no individual customer accounted for 10% of more of total accounts receivable.

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

Fair Value of Financial Instruments - The net carrying amounts of cash and cash equivalents, accounts receivable, cash overdraft and accounts payable approximate their fair value due to the short-term nature of these instruments.

Property and Equipment - Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer equipment	4-7 years
Equipment and furniture	5-10 years
Software	4-7 years
Leasehold improvements	Shorter of lease term or useful life

The Company capitalizes direct costs incurred in the development of internal-use software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Goodwill - Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performs its annual impairment test during the third fiscal quarter and will continue to do so unless events or circumstances indicate an impairment may have occurred before that time.

Long-Lived Assets - The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less cost to sell.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Leases - The Company leases office space under operating leases expiring at various times through 2016. For material lease agreements that provide for escalating rent payments or free-rent occupancy periods, the Company recognizes rent expense on a straight-line basis over the non-cancelable lease term. The lease term commences on the date when all conditions precedent to the Company’s obligation to pay rent are satisfied. Deferred rent is included in “Other accrued expenses and other liabilities” in the consolidated balance sheets.

Cash Overdraft - The Company manages the level of cash in banks to minimize its non-interest bearing cash balances. Cash balances as reflected by banks are higher than the Company’s book balances because of checks that are outstanding throughout the banking system. Cash is generally not provided to bank accounts until checks are presented for payment. This process results in negative cash balances in the Company’s records. These negative balances are reflected in current liabilities as “Cash overdraft” when the right of offset is not available.

Conditional Asset Retirement Obligations - In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN No. 47 requires recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred, assuming that the settlement date is estimable. The cost is capitalized as part of the carrying amount of the related tangible long-lived asset and is depreciated over the remaining useful life of that asset. The Company adopted FIN No. 47 on December 31, 2005. For the Company, this interpretation only applied to real estate restoration activities at certain Anders segment properties which are rented under operating lease agreements. The impact of adopting this interpretation was an increase to the Company’s leasehold improvement assets amounting to $0.3 million and recognition of an asset retirement obligation of $0.5 million which resulted in a charge of $0.2 million, which is included in “Cumulative effect of accounting change” in the accompanying consolidated statement of earnings for the year ended December 31, 2005. Adoption of this standard would not have had a material impact on the Company’s results of operations or financial condition for 2004 or any earlier period.

Stock-Based Compensation - On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires all share-based payments to employees to be recognized as an expense based on the estimated fair value of the award on the date of grant. The compensation expense, less expected forfeitures, is being recognized over the service period on a straight-line basis. The Company uses the Black-Scholes option pricing model to calculate the fair value of the awards. The Black-Scholes model requires estimates for stock price volatility, expected term and risk-free interest rate. Changes in these estimates could impact expense recognition for future awards.

Prior to the adoption of SFAS No. 123(R), the Company accounted for its stock based plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and disclosed the pro forma effect on net income as required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.

Workers’ Compensation - The Company has a combination of insurance contracts and self-insurance under which the Company generally bears the first $250,000 of risk per single accident for workers’ compensation claims. The Company establishes accruals for workers’ compensation utilizing an outside actuarial service to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors. Changes in these estimates and assumptions could materially affect the determination of the established accrual. Management evaluates the accrual, and the underlying assumptions, periodically throughout the year and makes adjustments as needed based on such evaluation. The accrual for workers’ compensation was $4.6 million and $4.7 million at December 31, 2006 and 2005, respectively.

New Accounting Pronouncements

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109. FIN No. 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The Company is required to adopt this Interpretation in 2007. Adoption of FIN No. 48 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The adoption of SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS No. 157 will a have a material impact on the financial statements of the Company.

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how the effects of prior year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 was effective for the Company’s fiscal year ending December 31, 2006. Adoption of SAB No. 108 had no impact on the Company’s financial condition or results of operations.

Note 2 - 2005 Fourth Quarter Adjustments

During the fourth quarter of 2005, management identified and corrected certain errors that occurred in earlier 2005 quarters and prior years of $0.3 million and $1.2 million, respectively. Management evaluated the quantitative and qualitative impact of the corrections, individually and in the aggregate, on previously reported periods, on the 2005 fiscal year and on earnings trends. Based upon this evaluation, management concluded that the errors were not material to the Company’s consolidated financial statements taken as a whole. The adjustments, amounting to $1.5 million ($1.1 million, net of tax, or $0.05 per basic and diluted share), reduced both revenues and gross profit by $1.4 million and increased expenses by $0.1 million in the fourth quarter of 2005. The aforementioned errors resulted in the overstatement of pre-tax income to the following segments in the periods indicated (in millions):

	Business Solutions	AndersElite	Total
Nine months ended September 30, 2005	$0.1	$0.2	$0.3
Year ended December 31, 2004	0.1	0.1	0.2
Year ended December 31, 2003	1.0	-	1.0
Total	$1.2	$0.3	$1.5

Note 3 - Property Held for Sale

On August 26, 2005, the Company entered into a relocation agreement with an MRI executive. During the third quarter of 2006, the association between the executive and the Company ceased. Under the terms of the relocation agreement, the former executive transferred beneficial ownership of his principal residence to the Company in exchange for $2.0 million. At the time of the transfer, the property had a fair value, net of costs to sell, of $3.2 million with an outstanding mortgage of $1.4 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the asset held for sale is stated at fair value less costs to sell. The Company has engaged a third party to sell the property and is actively marketing the property. Due to a decline in the fair value of the property the Company recorded impairment charges, included in operating and administrative expenses in the accompanying consolidated statements of earnings, of $0.7 million and $0.1 million for the years ended December 31, 2006 and December 31, 2005, respectively.

The asset of $2.4 million at December 31, 2006 and $3.1million at December 31, 2005 is presented in the consolidated balance sheet in “Prepaid expenses and other assets” and the mortgage payable of $1.4 million at December 31, 2006 and 2005 is presented in “Other accrued expenses and other liabilities”. The value of the asset is included in MRI for segment reporting purposes (see Note 20).

Note 4 - Property and Equipment

Property and equipment, net at December 31, 2006 and 2005 was comprised of the following:

	2006	2005
Computer equipment	$61,093	$72,922
Equipment and furniture	24,422	29,305
Software	33,480	27,312
Leasehold improvements	16,297	15,318
	135,292	144,857
Accumulated depreciation	(95,441)	(107,885)
	$39,851	$36,972

During the years ended December 31, 2006 and 2005, the Company capitalized approximately $3.1 million and $5.4 million, respectively, of internal-use software acquisition and development costs. In the fourth quarter of 2006, the Company retired $23.4 million of property and equipment, recognizing a loss of $0.3 million.

Note 5 - Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reportable segment, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company conducted its annual goodwill impairment test as of July 1, 2006 and identified no impairments. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the changes in the Company’s carrying value of goodwill by reportable segment during 2006 and 2005:

	Balance at December 31, 2004	Translation Adjsutments	Balance at December 31, 2005	Translation Adjsutments	Balance at December 31, 2006
Business Solutions	$16,662	$-	$16,662	$-	$16,662
AndersElite	23,438	(2,271)	21,167	2,739	23,906
Todays	23,524	-	23,524	-	23,524
MRI	10,131	(285)	9,846	345	10,191
	$73,755	$(2,556)	$71,199	$3,084	$74,283

Note 6 - Short-Term Borrowings

The Company had an uncommitted, unsecured line of credit, which provided for borrowings of up to $35.0 million for short-term working capital needs. The line expired on February 28, 2007. See Note 21 for information on the Company’s new credit facility

Interest on outstanding borrowings was determined, at the option of the Company, either by the Prime Rate or the Adjusted LIBOR Rate (as defined in the promissory note agreement) plus 0.60%. There were no commitment or facility fees associated with this line of credit. During 2006, the Company’s outstanding borrowings ranged from $0.1 million to $16.0 million and the weighted average interest rate on short-term borrowings was 7.85%. During 2005, the Company’s outstanding borrowings ranged from $0.1 million to $13.6 million and the weighted average interest rate on short-term borrowings was 6.82%. Interest expense for each of the years ended December 31, 2006 and 2005 was $0.1 million. At December 31, 2006 and 2005, there were no outstanding borrowings under this facility.

Note 7 - Real Estate Exit Costs

During 2004, the Company experienced continued declines in demand in its Life Sciences vertical within the Business Solutions segment causing excess real estate capacity. Management also determined that there was excess real estate capacity in the MRI segment. The Company ceased using these properties and, in accordance with SFAS No. 146, Accounting for Costs of Exit or Disposal Activities, the Company recorded pre-tax charges of $2.9 million, of which $0.6 million related to abandoned leasehold improvements and $2.3 million related to operating lease terminations.

In 2005, management recorded an additional expense of $0.6 million for operating lease terminations, of which $0.2 million was charged to the Business Solutions segment and $0.4 million was charged to the MRI segment. These additional charges were caused by a longer than expected timeframe to sublease the previously vacated properties.

In December 2006, a joint venture, in which the Company’s Business Solutions segment is a member, entered into a master services agreement with a customer. To support this business expansion, the Business Solutions segment entered into a sublease arrangement to occupy the space vacated by MRI in 2004. On a consolidated basis, the MRI portion of the liability no longer qualifies for accrual under SFAS No. 146 and the Company has reversed the remaining liability balance of $0.8 million.

These amounts are included in operating and administrative expenses in the accompanying consolidated statements of earnings.

The table presented below shows the activity by reportable segments:

	Business Solutions	MRI	Totals
Balance as of December 31, 2003	$-	$-	$-

Charges for real estate exit costs	834	2,064	2,898
Payments/reduction of assets	(596)	(682)	(1,278)
Balance as of December 31, 2004	238	1,382	1,620
Additional charges for real estate exit costs	187	391	578
Payments	(362)	(483)	(845)
Balance as of December 31, 2005	63	1,290	1,353

Additional charges for (reversal of) real estate exit costs	139	(819)	(680)
Payments	(114)	(471)	(585)
Balance as of December 31, 2006	$88	$-	$88

The future payments related to the above lease obligations are expected to extend through mid 2010. The accrual for real estate exit costs is included in other accrued expenses in the accompanying consolidated balance sheets.

Note 8 - Stock-Based Compensation

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

The Company has two stock-based compensation plans, the CDI Corp. 2004 Omnibus Stock Plan (“Omnibus Plan”) and the Stock Purchase Plan for Management Employees and Non-Employee Directors (“Stock Purchase Plan”). The Omnibus Plan replaced the 1998 Non-Qualified Stock Option Plan and the earlier Non-Qualified Stock Option and Stock Appreciation Rights Plan. The Omnibus Plan allows eligible employees to receive awards of stock options, stock appreciation rights, deferred stock, restricted stock, and performance-based restricted stock units. Under the Stock Purchase Plan, certain employees and non-employee directors may purchase shares of the Company’s common stock with a portion of bonuses for employees or retainer fees for non-employee directors. As of December 31, 2006, the Company has reserved 2,743,120 shares of common stock for issuance of stock based awards under the Company’s Omnibus Plan and 155,073 shares of common stock for issuance under the Company’s Stock Purchase Plan.

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

Stock-based compensation expense is included in operating and administrative expenses in the consolidated statement of earnings and amounted to $2,268 ($1,447, net of tax), $918 ($583, net of tax) and $912 ($693, net of tax) for the years ended December 31, 2006, 2005 and 2004, respectively. The table below summarizes the components of stock-based compensation expense for all of the Company’s stock-based plans for the year ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Stock options	$1,251	$-	$-
Stock appreciation rights	288	311	-
Time-vested deferred stock	319	158	-
Restricted stock	166	133	285
Stock purchase plan	244	316	627
	$2,268	$918	$912

Stock Options

The table below summarizes the fair value of options granted during the year ended December 31, 2006 and the assumptions utilized to estimate the fair value. The Company did not grant stock options during the year ended December 31, 2005.

2006
Risk-free interest rate	4.625%
Expected life of option	5.0 years
Expected stock price volatility	37%
Expected dividend yield	1.53%
Weighted-average fair value at grant date	$9.87

Options are generally granted at a price equal to or greater than the quoted market price per share of the Company’s common stock on the date of grant. Employee stock options generally vest ratably over a five year period and expire seven years from the date of grant. In estimating the expected term of the options, the Company has utilized the “simplified method” allowable under SEC Staff Accounting Bulletin No. 107, Share-Based Payment. The expected stock price volatility is based on the historical volatility of the Company’s common stock over the previous five years.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the Company’s stock option activity and related information for each of the three years in the period ended December 31, 2006.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2003	1,431,508	$20.64
Granted	282,447	28.40
Exercised	(110,026)	21.35
Cancelled	(182,268)	25.71
Outstanding at December 31, 2004	1,421,661	21.44
Granted	-	-
Exercised	(82,070)	20.22
Cancelled	(426,157)	18.87
Outstanding at December 31, 2005	913,434	22.75
Granted	17,000	28.78
Exercised	(122,460)	21.26
Cancelled	(45,030)	27.10
Outstanding at December 31, 2006	762,944	$22.87	3.0	$3,076
Exercisable at December 31, 2006	521,459	$21.98	2.8	$2,433

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2006. The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $0.9 million based on the difference between the exercise price and the closing stock price on the date of exercise.

For various price ranges, weighted average characteristics of outstanding employee stock options at December 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2006	Weighted Average Exercise Price
$14.23 - $16.05	245,900	2.3	$15.71	195,900	$15.63
$16.90 - $21.75	136,625	2.9	$21.18	121,496	$21.14
$22.56 - $25.50	136,850	2.9	$23.16	88,770	$23.10
$25.77 - $46.50	243,569	3.8	$30.88	115,293	$32.78
	762,944			521,459

The following table summarizes the Company’s nonvested stock option activity and related information for the year ended December 31, 2006:

	Options	Weighted Average Exercise Price
Nonvested at December 31, 2005	424,156	$23.97
Granted	17,000	28.78
Vested	(177,220)	23.15
Forfeited/cancelled	(22,451)	26.11
Nonvested at December 31, 2006	241,485	$24.61

As of December 31, 2006, total unrecognized compensation cost related to nonvested stock options was $1.4 million and will be recognized over the remaining weighted-average service period of 1.4 years.

Stock Appreciation Rights

The following table summarizes the fair value of SARs granted for the years ended December 31, 2006 and 2005, respectively, and the assumptions utilized to estimate the fair value:

	2006	2005
Risk-free interest rate	4.56 - 5.08%	3.85%
Expected life of SARs	5.0 years	5.5 years
Expected stock price volatility	37%	35%
Expected dividend yield	1.53 - 2.15%	2.37%
Weighted-average fair value at grant date	$6.73 - 9.71	$6.50

SARs generally vest ratably over a five year period and expire seven years from the date of grant. Upon exercise, the amount

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

of appreciation in stock price, minus withholding taxes, is payable in shares of common stock. In estimating the expected term of the SARs, the Company has utilized the “simplified method” allowable under SAB No. 107. The expected stock price volatility is based on the historical volatility of the Company’s common stock over the previous five years.

The following table summarizes the Company’s SARs activity and related information for the year ended December 31, 2006:

	SARs	Weighted average exercise price	Weighted average Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	138,568	$21.41
Granted	188,475	25.76
Exercised	(5,976)	21.31
Forfeited/cancelled	(53,657)	23.67
Outstanding at December 31, 2006	267,410	$24.02	5.9	$487
Exercisable at December 31, 2006	18,532	$21.50	5.3	$68

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2006. The total intrinsic value of SARs exercised during the year ended December 31, 2006 was not material, based on the difference between the exercise price and the closing stock price on the date of exercise.

For various price ranges, weighted average characteristics of outstanding employee stock appreciation rights at December 31, 2006 are as follows:

	SARS Outstanding			SARS Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding as of December 31, 2006	Weighted Average Exercise Price
$20.42 - $23.60	123,790	5.57	$20.97	16,532	$20.74
$26.56 - $27.80	143,620	6.19	$26.66	2,000	$27.80
	267,410			18,532

The following table summarizes the Company’s nonvested SAR’s activity and related information for the year ended December 31, 2006:

	SARs	Weighted Average Exercise Price
Nonvested at December 31, 2005	138,568	$21.41
Granted	188,475	25.76
Vested	(27,164)	21.42
Forfeited/cancelled	(51,001)	23.80
Nonvested at December 30, 2006	248,878	$24.21

As of December 31, 2006, total unrecognized compensation cost related to nonvested SARs was $1.5 million and will be recognized over the remaining weighted-average service period of 2.2 years.

The table below illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the years ended December 31, 2005 and 2004, respectively. The Black-Scholes option pricing model was used to estimate the fair value of stock options and SARs.

	2005	2004
Net income, as reported	$13,805	$7,528
Stock-based employee and director compensation cost included in reported earnings, net of income tax effect	583	693
Stock-based employee and director compensation cost under fair value-based method, net of income tax effect	(1,001)	(2,330)
Pro forma net income	$13,387	$5,891
Net earnings per share:
Basic—as reported	$0.70	$0.38
Basic—pro forma	$0.68	$0.30

Diluted—as reported	$0.69	$0.38
Diluted—pro forma	$0.67	$0.30

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Restricted Stock

During 2006, the Company issued 5,000 shares of restricted common stock that vest over two and one-half years. Shares that do not vest are forfeited. At December 31, 2006, there were 3,933 unvested shares outstanding.

Compensation cost on restricted stock is based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight line basis over the vesting period. Upon vesting, the holder receives unrestricted common stock and is credited with additional shares of CDI common stock having a fair market value equal to the sum of the dividends that would have been paid on the restricted stock during the vesting period. To the extent that restricted shares are forfeited, the forfeited shares will be placed in treasury stock.

Deferred Stock

Time-Vested Deferred Stock (“Deferred Stock”) entitles each recipient to receive a number of shares of CDI common stock upon vesting. The shares of Deferred Stock vest 20% on each of the next five anniversaries of the date of grant. Deferred Stock will generally be forfeited prior to vesting if the holder’s employment with the Company ends. Upon vesting, a holder of Deferred Stock is credited with additional shares of CDI common stock having a fair market value equal to the sum of the dividends that would have been paid on the deferred stock during the vesting period. Compensation cost on Deferred Stock is based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight-line basis over the vesting period.

The following table summarizes the Company’s Deferred Stock activity and related information for the year ended December 31, 2006:

	Deferred Stock	Weighted average exercise price	Weighted average Contractual Life
Outstanding at December 31, 2005	39,501	$22.07
Granted	56,596	25.90
Vested	(8,465)	21.98
Forfeited/cancelled	(13,935)	23.25
Outstanding at December 31, 2006	73,697	$24.80	6.2
Dividend Shares Outstanding at December 31, 2006	1,191	$24.90	-
Total Outstanding at December 31, 2006	74,888	$24.80	6.2

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2006. The total intrinsic value of deferred stock exercised during the year ended December 31, 2006 was immaterial, based on the difference between the exercise price and the closing stock price on the date of exercise.

Performance Contingent Deferred Stock

In 2006 and 2005, the Company issued performance contingent awards under the Omnibus Plan that generally vest over a two year period. Awards are earned based on the achievement of predetermined goals. The fair value of the awards is determined on the date of grant. If the Company determines the achievement of the performance conditions is probable, there will be charges to earnings on a straight-line basis over the vesting period. No awards were earned during 2006 or 2005 because the performance conditions were not met.

Stock Purchase Plan

Under the terms of a stock purchase plan (“SPP”), designated employees and non-employee directors have the opportunity to purchase shares of the Company’s common stock on a pre-tax basis. Employee participants use a portion of their annual bonus awards to purchase SPP units. Certain senior management personnel are required to participate by using 25% of their annual bonus awards to purchase SPP units and can elect participation for up to an additional 25%. Other employee participants can elect to use up to 25% of their annual bonus amount. Non-employee directors may participate by using some or all of their retainer fees to purchase SPP units. The Company makes a matching contribution of one SPP unit for every three units purchased by a participant on a voluntary basis. Vesting of units occurs over a period of three to ten years as chosen by the participant. There are 51,516 SPP units (including Company matching units) accumulated as of December 31, 2006. The units were determined using a weighted average market price of $24.07 per share.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 9 - Capital Stock

Changes in common shares issued and treasury shares for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Shares issued
Beginning of year	20,789,972	20,668,401	20,535,835
Exercise of stock options	122,460	82,070	110,026
Exercise of stock appreciation rights	795	-	-
Time Vested Deferred stock	5,586	-	-
Restricted stock	5,000	-	-
Stock purchase plans	51,417	39,501	22,540
End of year	20,975,230	20,789,972	20,668,401
Treasury shares
Beginning of year	966,934	964,434	963,465
Restricted stock forfeiture	-	2,500	969
End of year	966,934	966,934	964,434

Note 10 - Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for each fiscal year ended December 31:

	2006	2005	2004
Basic
Average shares outstanding	19,948,688	19,755,840	19,660,039
Restricted shares issued not vested	(4,667)	(11,725)	(28,450)
	19,944,022	19,744,115	19,631,589
Diluted
Shares used for basic calculation	19,944,022	19,744,115	19,631,589
Dilutive effect of shares / units granted under Omnibus Stock Plan	98,743	103,417	230,652
Dilutive effect of units issuable under Stock Purchase Plan	46,854	92,194	103,857
	20,089,619	19,939,726	19,966,098

Note 11 - Income Taxes

Pre-tax earnings from continuing operations for the years ended December 31, 2006, 2005, and 2004 were taxed in the following jurisdictions:

	2006	2005	2004
United States	$26,836	$13,557	$6,689
Foreign	9,619	8,432	3,208
	$36,455	$21,989	$9,897

Income tax expense (benefit) for the years ended December 31, 2006, 2005, and 2004 was comprised of the following:

	Total	Federal	State	Foreign
2006
Current	$9,574	$7,110	$270	$2,194
Deferred	3,618	2,169	704	745
	$13,192	$9,279	$974	$2,939
2005
Current	$4,423	$131	$513	$3,779
Deferred	3,609	4,669	(486)	(574)
	$8,032	$4,800	$27	$3,205
2004
Current	$1,810	$437	$177	$1,196
Deferred	559	594	93	(128)
	$2,369	$1,031	$270	$1,068

The following table reconciles income tax expense based on the U.S. statutory rate to the Company’s income tax expense related to continuing operations:

	2006	2005	2004
Income tax expense based on the U.S. statutory rate	$12,759	$7,697	$3,465
State income taxes, net of federal tax benefit	410	(562)	176
Expenses permanently nondeductible for tax purposes	300	332	367
Canadian Scientific Research and Experimental Development Tax Incentive Program	(678)	-	-
Foreign income taxes	33	253	(138)
Change in valuation allowance	267	589	(400)
Resolution of prior years’ tax exposure	-	(127)	(1,035)
Other	101	(150)	(66)
	$13,192	$8,032	$2,369

The tax effects of temporary differences that give rise to the Company’s deferred tax accounts as of December 31, 2006 and 2005 were as follows:

	2006	2005
Deferred tax assets:
Expenses not currently deductible
(principally compensation and payroll-related)	$10,434	$11,092
Loss carryforwards	6,782	7,679
Credit carryforwards	617	1,953
Total gross deferred tax assets	17,833	20,724
Less: valuation allowance	(2,412)	(2,145)
Net total deferred tax assets	15,421	18,579
Deferred tax liabilities:
Deferral of revenues and accounts receivable	(2,585)	(2,427)
Basis differences for fixed assets	(1,376)	(769)
Intangible assets amortization	(2,340)	(767)
Other	(874)	(2,750)
Total gross deferred tax liabilities	(7,175)	(6,713)
Net deferred tax assets	$8,246	$11,866

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The valuation allowance primarily relates to the reduction of state loss carryforwards to a level which more likely than not will be realized. The total valuation allowance for the years ended December 31, 2006 and 2005 increased by $267 and $589, respectively, due to an increase in the valuation allowance attributable to state loss carryforwards.

At December 31, 2006, for state income tax purposes, there are operating loss carryforwards aggregating approximately $144.8 million expiring in varying amounts from 2007 through 2020. Realization is dependent upon generating sufficient state taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset, net of the valuation allowance, will be realized. The amount of the deferred tax asset considered realizable could be reduced if estimates of future state taxable income during the carryforward period are reduced.

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management’s intention to reinvest such earnings for the foreseeable future. At December 31, 2006, the undistributed earnings of the foreign subsidiaries amounted to approximately $54.4 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

Note 12 - Derivative Instruments

During the first quarter of 2006, the Company entered into eight forward exchange contracts to hedge portions of its British Pound and Canadian Dollar forecasted earnings. Throughout the year, a British Pound and Canadian Dollar forward contract matured on the last day of each fiscal quarter. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, these instruments are accounted for at fair value. Because the Company could not designate these transactions as hedges for accounting purposes, gains or losses were reflected in earnings immediately while the foreign-currency-based income is recognized over the year.

For the year ended December 31, 2006, the Company recognized a loss of $0.9 million relating to the forward exchange contracts which matured in 2006. In 2005 and 2004, the Company purchased foreign exchange put options to hedge a portion of its European operations’ forecasted earnings. These contracts resulted in immaterial charges for the years ended December 31, 2005 and 2004. The effect of these transactions is reflected in the accompanying consolidated statements of earnings in “Interest income and other (expense), net”. At December 31, 2006 there were no outstanding contracts.

Note 13 - Legal Proceedings and Claims

The Company has litigation and other claims pending which have arisen in the ordinary course of business.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although it is too early in the process to determine with any reliability the amount or materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in the Company’s consolidated financial statements as of or for the year ended December 31, 2006.

The Company is engaged in negotiations with a customer to resolve several issues related to scope of work, change orders and payments associated with two separate contracts. The dispute approximates $1.7 million and negotiations are ongoing. A favorable resolution cannot be assured. The Company has not made any provision for this matter in the Company’s consolidated financial statements as of December 31, 2006.

In January 2007, the Company received a claim from a customer seeking $1.8 million due to alleged errors in the Company’s engineering design work. The Company has rejected the claim and the parties have agreed to meet to try to resolve the issues. The Company has not made any provision for this matter in the Company’s consolidated financial statements as of December 31, 2006.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

During 2004, there were various settlements, judgments and accruals established relating to claims which had been made against the Company. Those items, resulting in a charge of approximately $5.4 million, arose primarily out of a dispute with a potential subcontractor and the resolution of tax matters within the Business Solutions segment, a lease dispute within the AndersElite segment, and a dispute with the purchaser of a business that was previously sold by the Company (the settlement of which was accounted for as a Corporate expense). Approximately $0.6 million of these charges are reflected as a reduction of revenues and approximately $4.8 million of these charges are included in operating and administrative expenses in the accompanying consolidated statement of earnings for the year ended December 31, 2004.

Note 14 - Retirement Plans

Trusteed contributory and non-contributory defined contribution retirement plans have been established for the benefit of eligible employees. Costs of the plans are charged to earnings and are based on either a formula using a percentage of compensation or an amount determined by the Board of Directors. Charges to earnings for these retirement plans for the years ended December 31, 2006, 2005, and 2004 were $1,854, $1,523, and $1,017, respectively. The Company does not provide other post-retirement or post-employment benefits.

Note 15 - Lease Commitments

Offices used for sales, recruiting, and administrative functions and facilities used for in-house engineering, design, and drafting are occupied under numerous leases that expire through 2016. In addition, there are leases for computers and office equipment. Due primarily to prior year restructuring, CDI had entered into several non-cancelable sublease arrangements which expired in 2006.

Rental expenses and sublease proceeds for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Rental expense	$16,247	$15,037	$14,527
Sublease proceeds	72	723	399

For periods after December 31, 2006, approximate minimum annual rental payments under non-cancelable leases are presented in the table below.

	2007	2008	2009	2010	2011	Thereafter
Future minimum lease payments on non- cancelable leases	$11,859	$10,744	$9,018	$7,139	$5,607	$15,403

Note 16 - Disposition of Assets

During 2005, the Company recorded a pre-tax gain of $0.4 million from a sale of a non-operating corporate asset. Proceeds from this sale were $0.6 million.

Note 17 - Related Party Transactions

The Company obtains legal services, and through October 2005 sublet office space, from a law firm whose chairman is a member of the Company’s Board of Directors. Total disbursements to the law firm relating to these items aggregated approximately $0.8 million, $1.7 million and $1.9 million in 2006, 2005, and 2004, respectively.

The president of the Company’s subsidiary, MRI, currently owns a 25% indirect interest in MRI Worldwide Network Limited, MRI’s principal international master franchisee. At December 31, 2006, amounts due from MRI Worldwide Network Limited amounted to $0.1 million.

Note 18 - Sale of International Master Franchise

Effective April 1, 2006, the Company sold an international master franchise, which transferred to MRI Worldwide Network Limited all existing international franchise agreements as well as the right to enter into new franchise agreements abroad, with the exception of existing or future franchises in Japan. The Company received a franchise fee of $0.3 million upon execution of the agreement and will receive franchise fees for all new franchises sold by the master franchisee. The Company will also receive continuing royalty payments. As part of the agreement, the other party changed its name to “MRI Worldwide Network Limited.” The Company also transferred certain employees and sold fixed assets for $0.1 million, which approximated their net book value.

Note 19 - Joint Venture

In December 2006, the Company and two other engineering firms formed a joint venture in which the Company owns a 33% interest. The joint venture had no substantive operations in 2006.

This joint venture subsequently entered into an engineering master services agreement with a customer. In connection with this contract, the Company made a $1.3 million payment to the joint venture as its portion of the amount subsequently paid to the customer. The Company has accounted for the payment as a deferred charge as it anticipates significant future business from the customer. The asset will be will amortized on a straight-line basis over the five year life of the contract as a reduction of revenues. At December 31, 2006, $0.3 million is included in “Prepaid expenses and other assets” and $1.0 million is included in “Other assets” in the consolidated balance sheet.

Note 20 - Reporting Segments

Through December 31, 2006, the Company operated through four reporting segments: Business Solutions (“BS”), AndersElite (“Anders”), Todays Staffing (“Todays”), and Management Recruiters International (“MRI”). BS operates principally through five key verticals: CDI-Process & Industrial, CDI-Information

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Technology (“IT”) Services, CDI-Aerospace, CDI-Government Services, and CDI-Life Sciences. Beginning in the first quarter of 2007, the Company will separately report CDI Engineering Solutions and CDI IT Solutions. These services are currently included within the Business Solutions segment. This change reflects the Company’s new operating organization and it should provide investors with greater clarity on the Company’s engineering versus its IT outsourcing revenue and operating profit. The following discussion does not give effect to the formation of this new segment which will be reported separately commencing in the first quarter of 2007.

BS provides project outsourcing, staffing services and permanent placement solutions to customers seeking engineering, design, consulting, information technology services, and professional personnel, from its offices in the United States, Canada and Germany through the following five verticals:

•

CDI-Process and Industrial – Provides a full range of engineering, project management, design, professional staffing, and outsourcing solutions to firms in two different sectors: the process sector that includes firms in oil, gas, alternative energy and chemicals; and the industrial sector, covering firms in power generation and energy transmission, telecommunications, and heavy manufacturing.

•	CDI-Information Technology Services – Provides IT staffing and IT outsourcing solutions to a broad range of primarily service-based industries.

•	CDI-Aerospace – Provides a full range of engineering, design, project management, professional engineering staffing, and outsourcing solutions to both the commercial and military aerospace markets.

•	CDI-Government Services – Focuses on providing engineering, design, and logistics services to the defense industry.

•

CDI-Life Sciences – Offers design, validation, project management, engineering, professional staffing, and outsourcing solutions to customers in the pharmaceutical, bio-pharmaceutical, and regulated medical services industries.

Anders provides temporary and permanent candidates to customers in the built environment seeking staff in building, construction, and related professional services, through a network of owned offices. The Company maintains offices in the United Kingdom, although it sources some candidates from Australia and New Zealand for the United Kingdom market. The Company also has offices in Australia where it provides temporary and permanent candidates to customers.

Todays provides staffing and permanent placement services to customers seeking office administrative staff, legal professionals, and financial staff, through a network of company-owned and franchised offices in the United States and company-owned offices in Canada.

MRI is a franchisor providing support services to its franchisees who engage in the search and recruitment of primarily management and sales personnel for employment by their customers. MRI also provides temporary staffing training and implementation services. In addition, MRI provides management and back-office services to support the franchisees’ pursuit of temporary staffing services.

Effective January 1, 2006, the Company refined its method of allocating shared services costs to more accurately reflect management and staff time devoted to, and central costs attributable to, the reporting segments. The allocation is based upon a study performed on 2005 activities, the time when these changes occurred. Accordingly, the Company has revised the reporting segments’ 2005 operating profit for comparative purposes. No changes were made to the 2004 results of operations, because management believes that the previous methodology reasonably reflected support costs allocated to the segments. Operating segment data for the years ended December 31, 2006, 2005, and 2004 is presented in the following table:

	2006	2005	2004
Revenues:
BS	$828,755	$737,755	$700,831
Anders	217,188	184,419	166,062
Todays	151,869	149,147	122,262
MRI	67,474	62,263	56,052
	$1,265,286	$1,133,584	$1,045,207

Operating profit (loss):
BS	$28,918	$15,722	$11,681
Anders	7,672	5,473	2,456
Todays	3,968	2,406	2,165
MRI	14,610	14,931	9,830
Gain on sale of assets	-	420	-
Corporate	(18,141)	(17,270)	(16,763)
	37,027	21,682	9,369
Interest income, net and other	(572)	307	528
	$36,455	$21,989	$9,897

The following table reconciles the amount of 2005 operating profit as previously reported to the revised amounts as shown above:

	December 31, 2005
	Amounts previously reported	Reclassifications	As Revised
Operating profit (loss):
BS	$14,694	$1,028	$15,722
Anders	6,144	(671)	5,473
Todays	3,588	(1,182)	2,406
MRI	14,106	825	14,931
Gain on sale of asset	420	-	420
Corporate expenses	(17,270)	-	(17,270)
	$21,682	-	$21,682

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Inter-segment activity is not significant. Therefore, revenues reported for each operating segment are substantially all from external customers.

	2006	2005	2004
Depreciation and amortization:
BS	$7,664	$7,845	$6,778
Anders	1,369	1,185	1,046
Todays	610	563	721
MRI	443	408	756
Corporate	442	299	317
	$10,528	$10,300	$9,618
Assets:
BS	$233,946	$222,831	$194,424
Anders	70,819	59,254	57,540
Todays	42,502	45,868	44,865
MRI	31,689	37,786	28,428
Corporate	34,163	13,755	33,762
	$413,119	$379,494	$359,019
Purchases of property and equipment:
BS	$9,454	$11,969	$5,747
Anders	1,914	1,052	1,229
Todays	617	1,515	338
MRI	928	919	180
Corporate	597	243	304
	$13,510	$15,698	$7,798

The Company is domiciled in the United States and its segments (other than Anders) operate primarily in the United States. Revenues and fixed assets by geographic area for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Revenues:
United States	$918,810	$858,050	$808,169
United Kingdom	214,984	188,302	170,493
Canada	101,064	85,968	66,219
Other	30,428	1,264	326
	$1,265,286	$1,133,584	$1,045,207
Property and equipment:
United States	$33,600	$30,884	$23,720
United Kingdom	4,561	3,951	3,721
Canada	1,510	1,927	943
Other	180	210	-
	$39,851	$36,972	$28,384

Note 21 - Subsequent Events

On February 28, 2007, the Company entered into an unsecured, committed credit agreement which provides for a revolving credit facility of up to $45.0 million. The agreement expires on February 27, 2008. Interest on borrowings under the facility is based on the nature and tenure of the borrowing and may be (a) in the case of U.S. dollar borrowings, the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5% or (b) in the case of Eurodollar borrowings, the Adjusted LIBOR rate (as defined in the agreement). The restrictive covenants contained in the agreement limit the Company with respect to, among other things, subsidiary indebtedness, creating liens on its assets, mergers or consolidations, disposition of assets other than in the ordinary course of business, acquisitions and investments. Additionally, the Company is required to maintain a minimum Adjusted EBITDA (as defined in the agreement) to interest expense ratio of 1.5 to 1, not exceed a maximum Debt to Consolidated EBITDA ratio of 2.5 to 1 and maintain a minimum shareholders’ equity of $228 million plus 35% of consolidated net income for each fiscal quarter.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CDI Corp.:

We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in notes 1 and 8 to the consolidated financial statements, CDI Corp. adopted Statement of Financial Accounting Standards number 123 (R), “Share Based Payments,” and related interpretations as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CDI Corp.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/S/ KPMG LLP
Philadelphia, Pennsylvania March 6, 2007

Quarterly Results (Unaudited)

The following is a summary of quarterly financial information for fiscal 2006 and 2005:

	Year Ended December 31, 2006
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$307,331	$314,478	$322,451	$321,026	$1,265,286
Gross profit	70,571	72,308	74,854	76,759	294,492
Operating and administrative expenses	62,737	64,049	64,447	66,232	257,465
Operating profit	7,834	8,259	10,407	10,527	37,027
Net earnings	4,906	5,454	6,102	6,801	23,263
Diluted earnings per share	0.25	0.27	0.30	0.34	1.16

	Year Ended December 31, 2005
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Total
Revenues	$265,919	$286,411	$290,530	$290,724	$1,133,584
Gross profit	60,785	66,246	68,135	67,402	262,568
Operating and administrative expenses	57,665	59,980	61,207	62,580	241,432
Operating profit	3,540	6,266	6,928	4,948	21,682
Net earnings	2,314	3,998	4,173	3,320	13,805
Diluted earnings per share	0.12	0.20	0.21	0.16	0.69

(1)	During the fourth quarter of 2005, management identified and corrected certain errors that occurred in earlier 2005 quarters and prior years of $0.3 million and $1.2 million, respectively. The adjustments, amounting to $1.5 million ($1.1 million, net of tax, or $0.05 per basic and diluted share), reduced both revenues and gross profit by $1.4 million and increased expenses by $0.1 million in the fourth quarter of 2005. See Note 2 to the consolidated financial statements for more information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

(b)	Management’s Report on Internal Control over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accountants, KPMG LLP, have audited and issued their report on management’s assessment of the Company’s internal control over financial reporting, which report is included herein.

(c)	Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CDI Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CDI Corp. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CDI Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CDI Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CDI Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United

States), the consolidated balance sheets of CDI Corp. as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 6, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 6, 2007

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information related to directors, executive officers and corporate governance is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year.

The Company has adopted a code of conduct that applies to all of the Company’s employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of conduct is available on the Company’s website at www.cdicorp.com, or may be obtained free of charge by making a written request addressed to the Company’s Vice President of Corporate Communications. The Company will disclose on its website amendments to, and, if any are granted, waivers of, its code of conduct for its principal executive officer, principal financial officer, or principal accounting officer or controller.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 for common shares of the Company that may be issued under the CDI Corp. 2004 Omnibus Plan. It also includes information related to the CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors (“SPP”). See Note 8 to the consolidated financial statements for further information related to these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column A)
	A	B	C
Equity compensation plans approved by security holders (a)	834,009	$22.90	2,059,184
Equity compensation plans not approved by security holders	-	-	-
Total	834,009	$22.90	2,059,184

(a)	The number of securities in column A includes 51,516 units awarded to participants in the SPP plan. The weighted average share price of $24.07 for the SPP represents the weighted average market price per share of the Company’s common stock on the days when units were awarded to participants under the plans. Upon vesting, participants in the plans are entitled to receive an equal number of shares of the Company’s common stock.
At December 31, 2006, 19,549 shares would have been issuable to participants under the Stock Appreciation Rights component of the CDI Corp. 2004 Omnibus Plan. Participants are eligible to receive any appreciation in the value of the stock from the date of grant to the exercise date equal to the number of shares of the Company’s common stock on the day of vesting. The weighted average appreciation of the units was $3.93 based on the quoted market price of the Company’s common stock of $24.90 on December 30, 2006. The market price exceeded the grant price for 123,790 units of the 267,410 units granted under the plan.
At December 31, 2006, 73,697 shares of time-vested Deferred Stock were awarded to various employees. The Deferred Stock entitles each recipient to receive an equivalent number of shares of CDI common stock upon vesting. The shares of Deferred Stock vest 20% per year on the first five anniversaries of the date of grant. Deferred Stock will generally be forfeited prior to vesting if the holder’s employment with the company ends. Upon vesting, a holder of Deferred Stock is credited with additional shares of CDI common stock having a fair market value equal to the sum of the dividends that were paid on the common stock during the vesting period. At December 31, 2006, 1,191 accrued dividend shares would have been issuable under the plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information related to certain relationships and related transactions and director independence is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year.

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

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2006 and 2005, the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years ended December 31, 2006, 2005 and 2004, the footnotes thereto, and the reports of KPMG LLP, independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005, and 2004.

(b)	Exhibits

Number	Exhibit
3.1	Articles of incorporation of the Registrant, incorporated herein by reference to Exhibit 3.(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-05519).

3.2.	Bylaws of the Registrant, incorporated herein by reference to Exhibit 3.(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-05519).

10.1	Promissory Note dated November 16, 2004 from CDI Corp. to JP Morgan Chase Bank, along with cover letter from JP Morgan Chase Bank to CDI Corp., incorporated herein by reference to Exhibit 10.m to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.2	Amendment dated November 27, 2006 to the Promissory Note from CDI Corp. to JP Morgan Chase Bank.

10.3	Amendment dated August 29, 2006 to the Promissory Note from CDI Corp. to JP Morgan Chase Bank.

10.4	Amendment dated June 21, 2006 to the Promissory Note from CDI Corp. to JP Morgan Chase Bank, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-05519).

10.5	Amendment dated February 27, 2006 to the Promissory Note from CDI Corp. to JP Morgan Chase Bank, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-05519).

10.6	Amendment dated October 27, 2005 to the Promissory Note from CDI Corp. to JP Morgan Chase Bank, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-05519).

Number	Exhibit

10.7	Technical Services Agreement dated as of July 1, 2005 between CDI Corporation and International Business Machines Corporation, incorporated herein by reference to Exhibit 10.c to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 001-05519).

10.8	CDI Corp. 2004 Omnibus Stock Plan, incorporated herein by reference Appendix A to the Registrant’s 2004 proxy statement filed on Schedule 14A on April 21, 2004 (File No. 001-05519). (Constitutes a management contract or compensatory plan or arrangement.)

10.9	Amended and Restated CDI Corp. 1998 Non-Qualified Stock Option Plan, incorporated herein by reference to Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-05519). (Constitutes a management contract or compensatory plan or arrangement.)

10.10	Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, incorporated herein by reference to Appendix C to the Registrant’s 2004 proxy statement filed on Schedule 14A on April 21, 2004 (File No. 001-05519). (Constitutes a management contract or compensatory plan or arrangement.)

10.11	CDI Corporation Deferred Compensation Plan, incorporated herein by reference Exhibit No. 10.e to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-05519). (Constitutes a management contract or compensatory plan or arrangement.)

10.12	Executive Severance Arrangement Approved by the CDI Corp. Compensation Committee on September 10, 2002, incorporated herein by reference to Exhibit 10.o to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 001-05519). (Constitutes a management contract or compensatory plan or arrangement.)

10.13	Executive Stock Purchase Opportunity Program approved by the Board of Directors of the Registrant on March 9, 2006, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006 (File No. 001-05519). (Constitutes a management contract or compensatory plan or arrangement.)

10.14	Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to Exhibit 10.f to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-05519). (Constitutes a management contract or compensatory plan or arrangement.)

Number	Exhibit

10.15	Employment Agreement dated August 11, 2005, between Registrant and Roger H. Ballou, incorporated herein by reference to Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. (File No. 001-05519). (Constitutes a management contract or compensatory plan or arrangement.)

10.16	Employment Agreement dated October 1, 2001, between Registrant and Roger H. Ballou, incorporated herein by reference to Exhibit 10.n to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. (File No. 001-05519). (Constitutes a management contract or compensatory plan or arrangement.)

10.17	Offer letter dated August 26, 2005 and Employment Agreement dated September 6, 2005 between CDI Corporation and Mark Kerschner, incorporated herein by reference to Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 001-05519). (Constitutes a management contract or compensatory plan or arrangement.)

10.18	Non-Qualified Stock Option Agreement dated October 14, 2002 between Registrant and Jay G. Stuart, incorporated herein by reference to Exhibit 10.l to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-05519). (Constitutes a management contract or compensatory plan or agreement.)

10.19	Restricted Stock Agreement dated October 14, 2002 between Registrant and Jay G. Stuart, incorporated herein by reference to Exhibit 10.m to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-05519). (Constitutes a management contract or compensatory plan or agreement.)

10.20	Release and Waiver of Claims and Non-Competition Agreement dated December 20, 2004 between Registrant and Jay G. Stuart, incorporated herein by reference to Exhibit 10.l to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-05519). (Constitutes a management contract or compensatory plan or agreement.)

10.21	Amendment dated March 10, 2005 to the Release and Waiver of Claims and Non-Competition Agreement between CDI Corporation and Jay G. Stuart, incorporated herein by reference to Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-05519). (Constitutes a management contract or compensatory plan or agreement.)

10.22	Form of Stock Appreciation Rights Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2005 (File No. 001-05519). (Constitutes a management contract or compensatory plan or arrangement)

Number	Exhibit

10.23	Form of Time-Vested Deferred Stock Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on June 6, 2005 (File No. 001-05519). (Constitutes a management contract or compensatory plan or arrangement.)

10.24	Form of Performance-Contingent Deferred Stock Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report filed on June 6, 2005 (File No. 001-05519). (Constitutes a management contract or compensatory plan or arrangement.)

10.25	Form of Stock Appreciation Rights Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006 (File No. 001-05519). (Constitutes a management contract or compensatory plan or arrangement.)

10.26	Form of Time-Vested Stock Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006 (File No. 001-05519). (Constitutes a management contract or compensatory plan or arrangement.)

10.27	Form of Performance-Contingent Deferred Stock Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006 (File No. 001-05519). (Constitutes a management contract or compensatory plan or arrangement.)

10.28	Summary of Terms of 2005 cash bonus program for executive officers approved on February 15, 2005, incorporated herein by reference to Exhibit 10.c to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-05519). (Constitutes a management contract or compensatory plan or agreement.)

10.29	Summary of Terms of Stock Appreciation Rights and Deferred Stock awarded to Joseph R. Seiders and Cecilia J. Venglarik on February 15, 2005, incorporated herein by reference to Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-05519). (Constitutes a management contract or compensatory plan or agreement.)

10.30	Bonus agreement dated April 27, 2005 between CDI Corporation and John Fanelli III, incorporated herein by reference to Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-05519). (Constitutes a management contract or compensatory plan or agreement.)

10.31	Restricted Stock Agreement dated as of October 25, 1999 between CDI Corp. and Gregory L. Cowan, incorporated herein by reference to Exhibit 10.o to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-05519). (Constitutes a management contract or compensatory plan or arrangement.)

Number	Exhibit

21	List of Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Exhibit

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDI Corp.
By: /s/	Roger H. Ballou
Roger H. Ballou
President and Chief Executive Officer
Date: March 5, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/	Roger H. Ballou	By: /s/	Walter R. Garrison	By: /s/	Constantine N. Papadakis
	Roger H. Ballou		Walter R. Garrison		Constantine N. Papadakis
	President, Chief		Director		Director
	Executive Officer and Director		Date: March 3, 2007		Date: March 7, 2007
(Principal Executive Officer)
	Date: March 5, 2007	By: /s/	Kay Hahn Harrell	By: /s/	Barton J. Winokur
			Kay Hahn Harrell		Barton J. Winokur
By: /s/	Mark A. Kerschner		Director		Director
	Mark A. Kerschner		Date: March 5, 2007		Date: March 5, 2007
Executive Vice President
	And Chief Financial Officer	By: /s/	Lawrence C. Karlson
	(Principal Financial and		Lawrence C. Karlson
	Accounting Officer)		Director
	Date: March 5, 2007		Date: March 7, 2007

By: /s/	Michael J. Emmi	By: /s/	Ronald J. Kozich
	Michael J. Emmi		Ronald J. Kozich
	Director		Director
	Date: March 7, 2007		Date: March 5, 2007

Schedule II

CDI CORP. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(Allowance for Uncollectible Receivables)

	Years ended December 31, 2006, 2005 and 2004
	Balance at beginning of year	Additions charged to earnings	Uncollectible receivables written off, net of recoveries	Balance at end of year
December 31, 2006	$3,588,000	$1,736,000	$1,798,000	$3,526,000
December 31, 2005	$4,466,000	$1,296,000	$2,174,000	$3,588,000
December 31, 2004	$5,496,000	$1,349,000	$2,379,000	$4,466,000