Form 10-Q
period 2007-03-31
CDI CORP
filed 2007-05-07
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Outstanding shares of each of the Registrant’s classes of common stock as of April 30, 2007 were:

Common stock, $.10 par value	20,140,291 shares
Class B common stock, $.10 par value	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CDI CORP. and SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,566	$33,551
Accounts receivable, less allowance for doubtful accounts of $3,554—March 31, 2007; $3,526—December 31, 2006	268,437	243,586
Prepaid expenses and other assets	7,854	7,713
Deferred income taxes	5,480	5,834

Total current assets	318,337	290,684
Property and equipment, net	39,320	39,851
Deferred income taxes	2,875	2,412
Goodwill	74,320	74,283
Other assets	5,836	5,889

Total assets	$440,688	$413,119

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$4,689	$2,508
Accounts payable	39,364	35,145
Withheld payroll taxes	2,723	2,467
Accrued compensation and related expenses	55,028	44,081
Other accrued expenses and other liabilities	16,302	18,286
Income taxes payable	2,681	2,259

Total current liabilities	120,787	104,746
Deferred compensation and other non-current liabilities	11,130	9,041

Total liabilities	131,917	113,787

Commitments and Contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $.10 par value—authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value—authorized 100,000,000 shares; issued 21,103,593 shares—March 31, 2007; 20,975,230 shares—December 31, 2006	2,110	2,098
Class B common stock, $.10 par value—authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	44,631	41,443
Retained earnings	271,271	265,015
Accumulated other comprehensive income	13,143	13,160
Less common stock in treasury, at cost—966,934 shares	(22,384)	(22,384)

Total shareholders’ equity	308,771	299,332

Total liabilities and shareholders’ equity	$440,688	$413,119

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2007	2006
Revenues	$331,941	$307,331
Cost of services	255,147	236,760

Gross profit	76,794	70,571

Operating and administrative expenses	63,723	62,737

Operating profit	13,071	7,834
Interest income and other	435	163

Earnings before income taxes	13,506	7,997
Income tax expense	5,038	3,091

Net earnings	$8,468	$4,906

Basic earnings per share	$0.42	$0.25

Diluted earnings per share	$0.42	$0.25

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Three months ended March 31,
	2007	2006
Common stock
Beginning of period	$2,098	$2,079
Exercise of stock options	12	1
Stock purchase plan	—	4

End of period	$2,110	$2,084

Additional paid-in-capital
Beginning of period	$41,443	$35,459
Reclassification from unamortized value of restricted stock	—	(32)
Exercise of stock options	2,097	134
Stock-based compensation	601	1,498
Tax benefit from stock plans	490	18

End of period	$44,631	$37,077

Retained earnings
Beginning of period	$265,015	$250,534
Net earnings	8,468	4,906
Dividends paid to shareholders	(2,212)	(2,184)

End of period	$271,271	$253,256

Accumulated other comprehensive income
Beginning of period	$13,160	$5,822
Translation adjustment	(17)	242

End of period	$13,143	$6,064

Unamortized value of restricted stock issued
Beginning of period	$—	$(32)
Reclassification to additional paid in capital	—	32

End of period	$—	$—

Treasury stock
Beginning and end of period	$(22,384)	$(22,384)

Comprehensive income
Net earnings	$8,468	$4,906
Translation adjustment	(17)	242

Total	$8,451	$5,148

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2007	2006
Operating activities:
Net earnings	$8,468	$4,906
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,747	2,510
Deferred income taxes	(108)	624
Stock-based compensation	761	623
Changes in operating assets and liabilities:
Accounts receivable, net	(24,849)	(14,015)
Prepaid expenses	(144)	(1,785)
Accounts payable	4,209	3,391
Accrued expenses and other current liabilities	9,123	16,421
Income taxes	422	1,703
Other assets, non-current liabilities and other	1,983	(147)

Net cash provided by operating activities	2,612	14,231

Investing activities:
Additions to property and equipment	(2,219)	(3,071)
Other	51	(109)

Net cash used in investing activities	(2,168)	(3,180)

Financing activities:
Dividends paid to shareholders	(2,212)	(2,184)
Cash overdraft	2,181	(1,786)
Proceeds from exercises of employee stock options	2,109	135
Tax benefit from equity compensation plans	490	18

Net cash provided by (used in) financing activities	2,568	(3,817)

Effect of exchange rate changes on cash	4	43

Net increase in cash and cash equivalents	3,015	7,277

Cash and cash equivalents at beginning of period	33,551	13,407

Cash and cash equivalents at end of period	$36,566	$20,684

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$22
Cash paid for income taxes, net	2,819	440

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

1. Basis of Presentation

The accompanying consolidated interim financial statements of CDI Corp. (“CDI” or the “Company”) are unaudited. The balance sheet as of December 31, 2006 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in Form 10-K, filed on March 7, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period information has been reclassified to conform to the current period presentation.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the full year.

2. Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. On January 1, 2007 and at March 31, 2007, the Company had $1.5 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. As required by FIN 48, at March 31, 2007, the Company has classified $1.4 million of the unrecognized tax benefits in deferred compensation and other non-current liabilities with the balance of $0.1 million in current income taxes payable. At December 31, 2006, the entire balance was included in current income taxes payable. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense if warranted. As of March 31, 2007, the Company has approximately $0.3 million of accrued interest and $0.0 million of accrued penalties related to uncertain tax positions. The tax years 2002-2006 remain open to examination by the major taxing jurisdictions in which the Company operates.

3. Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reportable segment, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the period over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducted its latest annual goodwill impairment test as of July 1, 2006 and identified no impairments. No impairment indicators have been identified since the July 2006 testing.

The following table summarized the changes in the Company’s carrying value of goodwill by reportable segment from December 31, 2006 to March 31, 2007:

	Balance at December 31, 2006	Translation Adjustments	Balance at March 31, 2007
(in thousands)
Engineering Solutions	$16,662	$—	$16,662
AndersElite	23,906	33	23,939
Todays	23,524	—	23,524
MRI	10,191	4	10,195

	$74,283	$37	$74,320

4. Short-term Borrowings

On February 28, 2007, the Company entered into an unsecured, committed credit agreement which provides for a revolving credit facility of up to $45.0 million. The agreement expires on February 27, 2008. Interest on borrowings under the facility is based on the nature and tenure of the borrowings and may be (a) in the case of U.S. dollar borrowings, the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5% or (b) in the case of Eurodollar borrowings, the Adjusted LIBOR rate (as defined in the agreement). The restrictive covenants contained in the agreement limit the Company with respect to, among other things, subsidiary indebtedness, creating liens on its assets, mergers or consolidations, disposition of assets other than in the ordinary course of business, acquisitions and investments. Additionally, the Company is required to maintain a minimum Adjusted EBITDA (as defined in the agreement) to interest expense ratio of 1.5 to 1, not exceed a maximum Debt to Consolidated EBITDA ratio of 2.5 to 1 and maintain a minimum shareholders’ equity of $228 million plus 35% of consolidated net income for each fiscal quarter ending after the Credit Agreement was signed. During the three months ended March 31, 2007, the Company did not have any borrowings under this facility and is in compliance with all such covenants.

In 2006, the Company had an uncommitted, unsecured line of credit, which provided for borrowings of up to $35.0 million for short-term working capital needs. The line expired on February 28, 2007. Interest on outstanding borrowings was determined, at the option of the Company, either by the Prime Rate or the Adjusted LIBOR Rate (as defined in the promissory note agreement) plus 0.60%. There were no commitment or facility fees associated with this line of credit.

During the three months ended March 31, 2006, the Company’s outstanding borrowings ranged from $0.1 million to $15.0 million and the weighted average interest rate on short-term borrowings was 7.8%. Interest expense for the three months ended March 31, 2006 was less than $0.1 million. At March 31, 2006, there were no outstanding borrowings under this facility.

5. Property Held for Sale

On August 26, 2005, the Company entered into a relocation agreement with an MRI executive. During the third quarter of 2006, the association between the executive and the Company ceased. Under the terms of the relocation agreement, the former executive transferred beneficial ownership of his principal residence to the Company in exchange for $2.0 million. At the time of the transfer, the property had a fair value, net of costs to sell, of $3.2 million with an outstanding mortgage of $1.4 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the asset held for sale is stated at fair value less costs to sell. In March 2007, the Company entered into an agreement of sale with a third party. The Company expects to close on the sale of the property in June, 2007 and expects estimated proceeds, net of closing costs, of $2.4 million, which approximates the asset’s carrying value at March 31, 2007.

Due to a decline in the fair value of the property, the Company recorded an impairment charge of $ 0.3 million in the first quarter of 2006, which is included in operating and administrative expenses in the consolidated statements of earnings. The asset of $2.4 million at March 31, 2007 and $2.8 million at March 31, 2006 is presented in the consolidated balance sheet in “Prepaid expenses and other assets” and the mortgage payable of $1.4 million at March 31, 2007 and 2006 is presented in “Other accrued expenses and other liabilities”. The value of the asset is included in MRI for segment reporting purposes (see Note 7).

6. Earnings Per Share

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of earnings.

The number of common shares used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2007 and 2006 was determined as follows:

	Three months ended, March 31,
	2007	2006
Basic
Average shares outstanding	20,040,386	19,837,125
Restricted shares issued not vested	(6,308)	(1,200)

	20,034,078	19,835,925

Diluted
Shares used for basic calculation	20,034,078	19,835,925
Dilutive effect of shares / units granted under Omnibus Stock Plan	100,183	12,291
Dilutive effect of units issuable under Stock Purchase Plan	59,907	160,501

	20,194,168	20,008,717

7. Reporting Segments

Through December 31, 2006, the Company operated through four reporting segments: Business Solutions (“BS”), AndersElite (“Anders”), Todays Staffing (“Todays”), and Management Recruiters International (“MRI”). Beginning in the first quarter of 2007, the Company is separately reporting CDI Engineering Solutions (“ES”) and CDI IT Solutions (“ITS”), which previously comprised the BS segment. This change reflects the Company’s new operating structure and should provide investors with additional information on the Company’s engineering versus its information technology revenue and operating profit. As of January 1, 2007, the Company has five reporting segments: ES, ITS, Anders, Todays and MRI.

ES operates principally through four key verticals: CDI-Process & Industrial (“P&I”), CDI-Aerospace, CDI-Government Services, and CDI-Life Sciences.

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

ITS provides a variety of information technology related services for its clients. These services include staffing (temporary, managed and permanent), consulting, and outsourcing (onsite and offsite). These service offerings require recruiting and retaining IT talent for temporary and permanent IT positions, industry expertise and the ability to determine appropriate solutions for business service needs.

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

MRI is a franchisor providing support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers. It also provides temporary staffing services to its franchisees as support to the franchisees’ network.

In accordance with SFAS No. 131—Disclosures about Segments of an Enterprise and Related Information, for purposes of business segment performance measurement, the Company charges certain expenses directly attributable to the segments and allocates certain expenses and support costs. Support costs consist principally of employee benefit administration, accounting support, IT services and shared service center costs. Identifiable assets of the business segments exclude corporate assets, which principally consist of cash and certain prepaid expenses, non-trade accounts receivable, deferred tax assets attributable to the former BSG segment, property and equipment, and other assets.

The Company has revised the reporting segments’ prior year revenues and operating profit for the ES and ITS split only for comparative purposes. Operating segment data is presented in the following table:

	Three months ended, March 31,
	2007	2006
(in thousands)
Revenues:
ES	$150,969	$139,388
ITS	65,177	64,159
Anders	61,595	48,586
Todays	38,027	39,454
MRI	16,173	15,744

	$331,941	$307,331

Operating profit (loss):
ES	$9,628	$7,622
ITS	1,501	116
Anders	2,693	1,117
Todays	672	724
MRI	3,318	3,279
Corporate	(4,741)	(5,024)

	$13,071	$7,834

The following table reconciles the amount of revenues and operating profit for the quarter previously reported to the revised amounts as shown above:

	Three months ended, March 31, 2006
	Amounts previously reported	Reclassifications	As Revised
(in thousands)
Revenues:
BS	$203,547	$(203,547)	$—
ES		139,388	139,388
ITS		64,159	64,159

	$203,547	—	$203,547

	Three months ended, March 31, 2006
	Amounts previously reported	Reclassifications	As Revised
Operating profit (loss):
BS	$7,738	$(7,738)	$—
ES		7,622	7,622
ITS		116	116

	$7,738	—	$7,738

Inter-segment activity is not significant; therefore, revenues reported for each operating segment are substantially all from external customers.

Segment asset data is presented in the table below. Segment assets at December 31, 2006 have been reclassified to conform to the current period presentation.

	March 31, 2007	December 31, 2006

(in thousands)
Assets:
ES	$151,365	$139,036
ITS	71,509	67,313
Anders	79,030	70,819
Todays	41,575	42,502
MRI	32,068	31,689
Corporate	37,273	34,163
Unallocated	27,868	27,597

	$440,688	$413,119

The following table reconciles the amount of assets previously reported to the revised amounts as shown above:

	December 31, 2006
	Amounts previously reported	Reclassifications	As Revised
(in thousands)
Assets:
BS	$233,946	$(233,946)	$—
ES		139,036	139,036
ITS		67,313	67,313
Unallocated		27,597	27,597

	$233,946	—	$233,946

8. International Master Franchise Agreement

Effective April 1, 2006, the Company entered into an international master franchise agreement, which transferred to a third party all existing international franchise agreements as well as the right to enter into new franchise agreements abroad, with the exception of existing or future franchises in Japan. The Company received an initial franchise fee of $0.3 million upon execution of the agreement and will receive a portion of the franchise fees for all new franchises sold by the master franchisee. The Company will also receive continuing royalty payments. The Company also transferred an office lease and certain employees and sold fixed assets for $0.1 million, which approximated their net book value.

9. Commitments, Contingencies and Legal Proceedings

The Company has litigation and other claims pending which have arisen in the ordinary course of business.

In March 2007, the Company received notification of its successful appeal of a 2004 judgment against the Company. While the other party has petitioned the state level supreme court to accept the appeal of this decision, management believes the likelihood of the decision being overturned is unlikely. Accordingly, in March 2007, the Company reversed the $1.6 million legal accrual previously recorded to operating and administrative expenses.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although it is too early in the process to determine with any reliability the amount and materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in its consolidated financial statements as of March 31, 2007.

As disclosed in the Company’s 2006 Form 10-K, the Company has been engaged in negotiations with a customer to resolve several issues related to the scope of work, charge orders and payments associated with two separate contracts. Discussions have been ongoing and the Company has not made any provisions for this matter in the Company’s consolidated financial statements as of March 31, 2007.

In January 2007, the Company received a claim from a customer seeking $1.8 million due to alleged errors in the Company’s engineering design work. The Company has denied the claim and the parties are in discussions. The Company has not made any provision for this matter in the Company’s consolidated financial statements as of March 31, 2007.

10. Subsequent Event

On April 24, 2007, the Company declared a quarterly dividend of $0.11 per share to be paid on May 24, 2007 to all shareholders of record as of May 10, 2007. As of April 30, 2007, there were 20,140,291 shares outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, expected expenditures and future financial results, are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “intends,” “plans,” “estimates,” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: changes in general economic conditions and levels of capital spending by customers in the industries that we serve; the impact of a potential reduction in demand in our staffing business; possible inaccurate assumptions or forecasts regarding the bill rate, profit margin and duration of assignment applicable to billable personnel (and regarding the utilization rate of billable personnel in our project business); competitive market pressures; the availability and cost of qualified labor; changes in customers’ attitudes towards outsourcing; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; the ability to pass on to customers increases in costs (such as those relating to workers’ compensation, unemployment insurance, medical insurance coverage or other costs which may arise from regulatory requirements); our performance on customer contracts; the possibility of incurring liability for our activities, including the activities of our temporary employees; adverse consequences arising out of the U.K. Office of Fair Trading investigation; and government policies or judicial decisions adverse to the staffing industry. More detailed information about some of these risks and uncertainties may be found in other filings by the Company with the SEC, particularly in “Risk Factors” in Part 1, Item 1A of the Company’s 2006 Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such statements, whether as a result of new information, future events or otherwise.

Results of Operations

Overview

Business Strategy

CDI’s strategic objective is to be a single source provider of engineering and IT solutions, project management and professional staffing. These services enable CDI’s customers to focus on their core competencies and drive profitable growth and return on capital investment.

CDI’s business model is based on certain critical elements. CDI strives to meet the needs of its customers through its ability to develop cost effective engineering and IT solutions, to manage the implementation of complex projects and to provide highly-qualified technical, managerial and administrative personnel. A key strategic objective of the Company is to focus more on higher value, higher margin and longer cycle business, such as engineering project and solutions business and professional services, consisting of permanent placement and franchise related services. The Company has developed more efficient business processes, instituted cost containment measures and increased productivity. As a result, CDI believes it can generate, on incremental revenue, variable contribution percentage margins (year-over-year change in operating profit divided by year-over-year change in revenues) in the 11% to 13% range.

Key Performance Indicators

Revenue growth is favorably impacted by external factors such as a strong business environment, an increase in capital spending related to key CDI verticals and low unemployment rates. Improving economic growth typically results in increasing demand for labor. Low unemployment rates indicate relatively full employment for the types of employees CDI customers hire on a permanent and contract basis. Internally, CDI’s ability to capitalize on opportunities created by economic expansion, its performance on new and existing accounts, new contract and account wins, and the ability to mitigate competitive pricing pressures will affect the Company’s ability to increase revenue.

Gross profit and gross profit margin reflect CDI’s ability to pass through cost increases with appropriate margins and its ability to control direct costs. While gross profit margin can shift as a result of the mix of business, a focus on maintaining and improving overall margins leads to improved profitability. Professional services revenue, consisting of permanent placement and franchise related services, also has an impact on gross profit margin. Since there are no direct costs associated with professional services revenue, increases or decreases in such revenue can have a disproportionate impact on gross profit margin.

In addition the Company has established the following longer term performance metrics and targets:

•	Produce pretax return on net assets of 20% and redeploy assets unable to meet this target

•	Generate operating margins of 5% through financial discipline and lean headquarters operations

•	Derive at least 60% of revenues from higher margin, longer cycle business

The Company has made progress on these goals as evidenced by increases in return on net assets (“RONA”) and operating profit. In addition, professional services revenue has increased significantly in the three months ended March 31, 2007 versus 2006, which has had a positive effect on operating profit due to its associated higher margins.

Results of Operations

CDI’s operating performance in the first quarter of 2007 continued to demonstrate momentum as revenues increased 8.0% as compared to the same period in 2006. This was due to a number of factors, including a relatively healthy economic environment, continued strength in hiring and employment levels, and increasing capital spending by customers in the Company’s key business verticals. In addition, focused execution by sales and operations teams, key account wins across a broad spectrum of accounts in both the first three months of 2007 and the second half of 2006, and a growing demand for project outsourcing and staffing services have contributed to significant growth in revenues.

During the first quarter of 2007, CDI’s net earnings increased 72.6% as compared to the same period in 2006. This increase was due primarily to revenue growth and a lower rate of operating and administrative expenses as a percentage of revenues. The increase in reported gross profit was principally attributable to the overall growth in revenues. Operating and administrative expenses, as a percent of revenues, declined in the first quarter of 2007 as compared to the first quarter of 2006. This decline was principally attributable to the Company’s ability to contain its expenses and leverage its fixed cost base and a $1.6 million reversal of a legal accrual due to the company’s successful appeal of a 2004 judgment against the Company.

Investigation by the U.K. Office of Fair Trading

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although it is too early in the process to determine with any reliability the amount or materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in the Company’s consolidated financial statements as of and for the periods ended March 31, 2007.

Consolidated Results of Operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006

The table that follows presents revenues by service type along with some key metrics (in percentages) for the three-month periods ended March 31, 2007 and 2006:

	Three months ended March 31,				Increase (Decrease)
	2007	% of Total Revenue	2006	% of Total Revenue	$	%
(in millions)
Revenues
Staffing services	$229.3	69.1%	$212.9	69.3%	$16.4	7.7%
Project outsourcing	85.3	25.7	80.2	26.1	5.1	6.3
Professional services(1)	17.3	5.2	14.2	4.6	3.1	21.7

	$331.9	100.0%	$307.3	100.0%	$24.6	8.0%

Gross profit	$76.8	23.1%	$70.6	23.0%	$6.2	8.9%
Operating and administrative expenses	$63.7	19.2	$62.7	20.4	$1.0	1.6
Operating profit	$13.1	3.9	$7.8	2.5	$5.2	66.8
Net earnings	$8.5	2.6%	$4.9	1.6%	$3.6	72.6%

Cash and cash equivalents	$36.6		$20.7		$15.9	76.6%
Cash flow provided by operations	$2.6		$14.2		$(11.6)	NM %
After-tax return on shareholders’ equity (2)	9.2%		6.0%
Pre-tax return on net assets(3)	15.9%		10.9%
Variable contribution margin(4)	21.3%		10.4

(1)	Revenues for 2006 have been reclassified to conform to the current year’s presentation.
(2)	Current quarter combined with the three preceding quarters’ earnings divided by the average shareholders’ equity.
(3)	Current quarter combined with the three preceding quarters’ pre-tax earnings divided by the average net assets.

Net assets include total assets minus total liabilities excluding cash and income tax accounts.

(4)	Year-over-year change in operating profit divided by year-over-year change in revenues.

Revenues increased in all three categories of revenue, and in all but one of the Company’s reporting segments in 2007. This was due to a number of factors, including:

•	Strong customer capital spending in the P&I, Government, and Life Sciences verticals drove increases in project outsourcing

•	Increase in ITS staffing services due to a higher run rate with a major alliance customer, increased construction demand in Anders and further expansion of contract staffing at MRI

•	Increase in professional services, primarily permanent placement in the Anders segment

The Company’s gross profit was up due to the increases in revenue mentioned above. The Company’s consolidated gross profit margin percentage was relatively flat in 2007 as compared to 2006, as a result of increased margins from ES, partially offset by lower margins from MRI due to the sale of an international master franchise in April 2006.

Consolidated operating and administrative expenses increased primarily due to:

•	Higher staff salaries and incentive-based compensation associated with the revenue growth discussed above

•	Partially offset by the reversal of a legal accrual of $1.6 million

Operating profit and operating profit margin increased in the first quarter of 2007 as compared to the same period of 2006. The increase is a result of the net effect of those items discussed above.

The Company’s effective income tax rate decreased from 38.7% in the first quarter of 2006 to 37.3% in the first quarter of 2007. This decrease relates primarily to higher U.S. tax credits and lower state income taxes in the first quarter of 2007 compared to the first quarter of 2006.

Cash and cash equivalents increased from $33.6 million at December 31, 2006 to $36.6 million at March 31, 2007. The Company was able to source additional cash due to higher profits and proceeds from exercises of employee stock options, offset by higher working capital requirements. Capital spending for the first quarter of 2007 amounted to $2.2 million versus $3.1 million in the first quarter of 2006. The decrease in capital spending was primarily due to capital expenditures in the first quarter of 2006 for the implementation of a new billing system for MRI, implementation of a new billing and payroll system for Todays and additional leasehold improvements at the corporate headquarters.

Segment Discussion

Effective January 1, 2007, the Company began separately reporting CDI Engineering Solutions and CDI IT Solutions. These services were previously reported within the Business Solutions segment. This change reflects the Company’s new operating structure and will provide investors with additional information regarding the Company’s engineering versus its information technology revenue and operating profit.

Engineering Solutions (“ES”)

Business Strategy

The ES business model is a key factor in its continued growth and profitability. ES pursues the development of long-term alliances with its customers as a cost effective, single source provider of engineering services and professional staffing. By working as a core supplier and partner with its customers, ES is able to develop an understanding of its customers’ overall business needs as well as the unique technical needs of their projects. This approach creates the opportunity for ES to provide a greater and more integrated range of services to its customers to facilitate efficient project management, procurement, overall program integration and execution. Success of the ES business strategy is dependent upon maintaining and renewing its existing customers or contracts, continued capital spending by its major engineering infrastructure customers, the ability to win new contract awards and accounts and the availability and cost of labor. In addition, ES is strategically engaging in offshore arrangements to lower its cost of services for clients, to access a broader talent pool and to provide worldwide servicing capability for its global clients. ES has made investments into developing a permanent placement infrastructure to enable clients to access a single source for permanent placement across an entire organization.

Key Performance Indicators

The Company manages and assesses ES’ performance through various means, with the primary financial and operational measures including revenue growth, contract renewals, new contract wins, account growth, gross profit margin, operating profit and return on net assets.

Revenue growth reflects performance on both new and existing contracts and accounts. Incremental increases in revenue will not generally result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating profit margins.

New contracts, account wins and contract renewals are the primary drivers of future revenue and provide an assessment of ES’ ability to compete. New contract wins fluctuate from quarter to quarter depending on the timing of customer needs and external factors. ES employs strict financial and operational reviews in the contracting process to evaluate risks and seeks to generate appropriate margins and returns.

Gross margin reflects ES’ performance and ability to achieve desired pricing and control direct costs. ES’ focus on maintaining and improving overall margins has led to improved profitability. Gross margins can also shift as a result of the mix of business, with project business generally providing higher margins.

Return on net assets reflects ES’ ability to generate profitable growth while optimizing assets deployed in the business.

Results of Operations

The following table presents changes in revenue from each of ES’ verticals for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007		2006		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%
(in millions)
Revenues (1)
CDI-Process and Industrial	$112.5	74.5%	$100.2	71.9%	$12.3	12.3%
CDI-Aerospace	18.1	12.0	22.8	16.3	(4.7)	(20.5)
CDI-Government Services	16.6	11.0	14.2	10.2	2.4	16.8
CDI-Life Sciences	3.8	2.5	2.2	1.6	1.6	71.3

	$151.0	100.0%	$139.4	100.0%	$11.6	8.3%

(1)	Revenues for 2006 have been reclassified to conform to the current year’s presentation.

The Process & Industrial vertical focuses on small to medium-sized engineering projects within the process sector, which includes the oil refining, chemical, and alternative energy industries, as well as the industrial sector, which includes power generation, telecommunications and heavy manufacturing. Typically, these customers are large, multi-national companies that use multiple service providers. Contracts are awarded based on the ability to meet the specific requirements of each individual project. The increase in revenues was largely attributable to strong capital spending by customers within the process sector, and to a lesser extent, within the industrial sector, resulting in both new account wins and a ramp-up of existing accounts.

The Aerospace vertical provides outsourcing and staffing services to the commercial and military aerospace industries, which are dominated by major national and international conglomerates. Revenues within the Aerospace vertical decreased in 2007, primarily as a result of a focused reduction in lower margin domestic technical staffing revenue.

The Government Services vertical focuses on providing services primarily to U.S. Government agencies and prime contractors in the shipbuilding, military aviation, and marine design industries. Revenue increases in 2007 were driven primarily by renewed U.S. federal government funding of a major U.S. Navy shipbuilding and ship design contract, as well as increased revenue from a major national managed staffing contract.

The Life Sciences vertical provides engineering design, procurement and construction management to customers in the pharmaceutical and biotechnology industries. Customers range from start-up entities to large multinational organizations. Life Sciences revenue increases were largely attributable to several new contracts awarded in 2006.

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ES for the three months ended March 31, 2007 and 2006:

ES

	Three months ended March 31,
	2007		2006		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%
(in millions)
Revenues(1)
Staffing services	$71.6	47.4%	$66.9	48.0%	$4.7	7.0%
Project outsourcing	78.0	51.7	71.7	51.4	6.3	8.9
Professional Services	1.4	0.9	0.8	0.6	0.6	67.6

	151.0	100.0	139.4	100.0	11.6	8.3
Cost of services	121.0	80.1	112.0	80.4	9.0	8.0

Gross profit	30.0	19.9	27.4	19.6	2.6	9.5
Operating and administrative expenses	20.4	13.5	19.8	14.2	0.6	3.0

Operating profit	$9.6	6.4%	$7.6	5.5%	$2.0	26.3%

(1)	Revenues for 2006 have been reclassified to conform to the 2007 presentation.

ES’ revenues increased in 2007, primarily due to:

•	Increase in capital spending by major customers

•	Increase in bill rates, reflecting our ability to pass on higher labor costs

Project outsourcing revenues increased in 2007 primarily due to increased demand within the P& I, Government Services and Life Sciences verticals.

Volume increases in the P&I, Government Services and Life Sciences verticals contributed to the gross profit increase in 2007. ES’ overall gross profit margin also increased slightly in 2007 primarily due to an improved mix of higher margin project outsourcing business in the P&I, Government Services and Life Sciences verticals and a decline in lower margin technical staffing revenue within the Aerospace vertical.

ES’ operating and administrative expenses increased in 2007 primarily due to:

•	Higher staff salaries and incentive-based compensation associated with the increase in sales volume and profit, primarily in the P&I vertical

•	Start-up costs associated with two account wins

•	Partially offset by the reversal of a legal accrual of $1.6 million

Information Technology Solutions (“ITS”)

Business Strategy

ITS provides a variety of information technology related services for its clients. These services include staffing (temporary, managed and permanent), consulting, and outsourcing (onsite and offsite). These service offerings require recruiting and retaining IT talent for temporary and permanent IT positions, industry expertise and the ability to determine appropriate solutions for business service needs. When providing a full range of integrated IT services, ITS will seek to differentiate itself from the competition, and optimize a client’s infrastructure, while targeting a reduction in overall IT costs and improved service levels. These services are provided to Fortune 1000 companies who have high volume IT requirements and/or the need to augment their own staff on a flexible basis.

The success of ITS’ business strategy is dependent upon maintaining and increasing penetration of its existing client base, its ability to win new contract awards and the availability and cost of its skilled labor pool. The market demand for ITS’ services is also heavily dependent upon the pace of technology change and the changes in business requirements and practices of its clients. The IT Services industry is highly competitive and is subject to strong pricing pressures from customers and competition. New contracts are generally awarded through a formalized competitive bid process.

Key Performance Indicators

The Company manages and assesses ITS’ performance through various means, with the primary financial and operational measures including revenue growth, gross profit margin, operating profit margin, direct margin per hour and return on net assets.

Revenue growth reflects performance on both new and existing contracts and accounts. The business model is such that incremental increases in revenue typically do not generally result in proportionate increases in operating and administrative costs, thus contributing to the improvement of profitability.

Gross profit margins reflect ITS’ ability to achieve desired pricing on new and renewed contracts and control the cost of skilled labor. It is also an indication of ITS’ ability to shift the mix of business to higher margin service offerings.

Return on net assets reflects ITS’ ability to generate profitable growth while optimizing assets deployed in the business.

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ITS for the three months ended March 31, 2007 and 2006:

ITS

	Three months ended March 31,

	2007		2006		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%
(in millions)
Revenues(1)
Staffing services	$57.5	88.2%	$55.5	86.5%	$2.0	3.7%
Project outsourcing	7.3	11.2	8.6	13.3	(1.3)	(14.7)
Professional Services	0.4	0.5	0.1	0.2	0.3	NM

	65.2	100.0	64.2	100.0	1.0	1.6
Cost of services	53.2	81.6	52.0	81.0	1.2	2.3

Gross profit	12.0	18.4	12.2	19.0	(0.2)	(1.1)
Operating and administrative expenses	10.5	16.2	12.0	18.7	(1.5)	(12.2)

Operating profit	$1.5	2.3%	$0.2	0.3%	$1.3	NM %

(1)	Revenues for 2006 have been reclassified to conform to the 2007 presentation.

ITS’ revenues increased from the prior year as our previously-announced major account win reflected a higher run rate than in 2006. This was partly offset by declines in project outsourcing and retail staffing services, reflecting closure of certain lower-performing offices and competitive pressures.

ITS’ gross profit and gross profit margin declined due to:

•	Competitive pricing pressures experienced within staffing services

•	Mix shift reflecting increases in lower margin staffing services revenue throughout 2006

ITS’ operating and administrative expenses decreased primarily due to:

•	Headcount and other cost reduction initiatives implemented throughout 2006 and into 2007

•	Absence of severance cost included in the first quarter of 2006

AndersElite (“Anders”)

Business Strategy

Anders is focused on providing the highest quality candidate and recruitment services within the built environment. Management believes Anders’ utilization of web-based recruiting is very effective, provides it with a large pool of highly qualified candidates, and enhances the Company’s ability to filter candidates to meet specific customer needs.

Anders is generating new business growth by opening a new office in the U.K. in 2006 and two new offices in Australia, one in 2006 and another one in 2007. The Australian offices provide a pool of candidates to a tight U.K. labor market, in addition to generating business from Australia-based customers.

Demand in the U.K. infrastructure sector continues to grow with the rebuilding of the country’s rail system, other government-related projects, and private industry-related projects. In addition, Anders anticipates that the 2012 London Olympics will provide opportunities for future revenue and operating profit growth. Demand in Australia continues to grow through increased growth in the construction, mining, rail, engineering and power and processing sectors.

Key Performance Indicators

Anders relies on various operational and financial metrics to manage its business. Key metrics include direct margin by recruiter and branch office, staff payroll costs as a percentage of gross profit, gross profit as a percentage of revenue and return on net assets.

Monitoring direct margin by recruiter and branch office enables Anders to focus on increasing productivity, thereby increasing profit margins. Anders also monitors its staff payroll costs as a percentage of gross profit to evaluate recruiter and branch productivity. This allows Anders to identify the most efficient branches and to apply the methods used in those offices to improve the performance of its other branches. Monitoring recruiter and branch performance allows Anders to ensure that high levels of services are delivered to customers.

Gross profits reflect Anders’ performance and ability to achieve desired pricing and control labor costs. Gross margin may not increase at the same percentage rate as revenue. A focus on maintaining and improving overall margins leads to improved profitability. Permanent placement revenue, which represents approximately 12% of Anders’ total revenue for 2007, also has a significant impact on gross margin. Since there are no direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross profit margins.

Return on net assets reflects Ander’s ability to generate profitable growth while optimizing assets deployed in the business.

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders for the three months ended March 31, 2007 and 2006 in U.S. dollars:

Anders

	Three months ended March 31,

	2007		2006		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%
(US dollars in millions)
Revenues
Staffing services	$54.2	88.0%	$43.7	89.9%	$10.5	24.1%
Professional Services	7.4	12.0	4.9	10.1	2.5	50.5

	61.6	100.0	48.6	100.0	13.0	26.8
Cost of services	45.4	73.7	36.7	75.5	8.7	23.8

Gross profit	16.2	26.3	11.9	24.5	4.3	35.9
Operating and administrative expenses	13.5	21.9	10.8	22.2	2.7	23.9

Operating profit	$2.7	4.4%	$1.1	2.3%	$1.6	NM	%

To more effectively discuss the comparative results of operations for the three months ended March 31, 2007 and 2006, the following table presents Anders’ results on a constant currency basis (i.e. British Pounds—£):

Anders

	Three months ended March 31,

	2007		2006		Increase (Decrease)
	£	% of Total Revenue	£	% of Total Revenue	£	%
(British pounds in millions)
Revenues
Staffing services	£27.6	88.0%	£25.0	89.9%	£2.6	10.6%
Professional Services	3.8	12.0	2.8	10.1	1.0	34.3

	31.4	100.0	27.8	100.0	3.6	13.0
Cost of services	23.2	73.7	21.0	75.5	2.2	10.4

Gross profit	8.2	26.3	6.8	24.5	1.4	20.8
Operating and administrative expenses	6.8	21.9	6.1	22.2	0.7	11.4

Operating profit	£1.4	4.4%	£0.7	2.3%	£0.7	NM	%

The increase in revenue was primarily due to:

•	Increased productivity among recruiting and sales personnel.

•	Stronger customer demand in both staffing services and permanent placement services.

The increase in gross profit was primarily due to the increased sales growth and improved productivity mentioned above and an increase in higher margin permanent placement revenue. Gross profit margins increased primarily due to increases in permanent placement revenue.

Anders’ operating and administrative expenses increase was largely due to higher staff salaries and incremental incentive-based compensation associated with the increase in sales volume.

The increase in operating and administrative expenses was partially offset by lower advertising and marketing expenses and legal costs.

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

Todays’ operations are organized into two service divisions: Temporary, which include both large, multi-location national accounts and higher margin retail accounts (i.e., local and small business accounts) serviced in local branches or onsite at clients’ premises, and Permanent Placement Solutions. Todays’ strategic growth objectives for market expansion include:

•	Retain and expand services to existing customers

•	Target markets with strong growth characteristics in high margin services

•	Further development of financial staffing lines as well as permanent placement

Key Performance Indicators

Todays monitors its performance through various operational and financial measures, including weekly billable hours, revenue growth, and permanent placement revenue, direct margin per hour, gross margin and return on net assets.

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

Permanent placement revenue is driven by the increase or decrease in the number of placements. In some cases, an employee is initially assigned to a customer on a temporary basis, but is later hired by that customer. In those instances, Todays receives both staffing services revenue and a fee for the placement. Permanent placement revenue represents approximately 2.7% of Todays’ total revenue for the first quarter of 2007. Since there are no direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross margin rates.

Gross margin reflects Todays’ performance and ability to achieve desired pricing and control labor costs. While gross margin can shift as a result of the mix of business, a focus on maintaining and improving overall margins leads to improved profitability. Todays’ margins have been negatively impacted due to a mix shift to lower margin national accounts.

Return on net assets reflects Todays ability to generate profitable growth while optimizing assets deployed in the business.

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Todays for the three months ended March 31, 2007 and 2006:

Todays

	Three months ended March 31,
	2007		2006		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%
(in millions)
Revenues
Staffing services	$37.0	97.3%	$38.7	98.0%	$(1.7)	(4.0)%
Professional Services	1.0	2.7	0.8	2.0	0.2	29.4

	38.0	100.0	39.5	100.0	(1.5)	(3.6)
Cost of services	29.3	77.0	30.4	77.0	(1.1)	(3.6)

Gross profit	8.7	23.0	9.1	23.0	(0.4)	(3.8)
Operating and administrative expenses	8.0	21.2	8.4	21.2	(0.4)	(2.8)

Operating profit	$0.7	1.8%	$0.7	1.8%	$—	—%

Todays’ revenue decreased due to a decline in billable hours within staffing services. The decline in billable hours was due to a reduction in certain specific accounts. Partially offsetting this decrease in billable hours was an increase in bill rates and permanent placements revenue.

Gross profit margin was flat for the first quarter of 2007 as compared to the same period in 2006.

The decrease in operating and administrative expenses was primarily due to expense containment measures and productivity improvements.

Management Recruiters International (“MRI”)

Business Strategy

The MRI network is one of the largest search and recruitment organizations in the world. The key to MRI’s success is delivering value to its franchisees by providing products, services and business planning assistance to help maximize their business growth and productivity. MRI’s strategic growth objectives include expansion of current franchisees’ staffs to include more search consultants, expansion of the international franchise network and continued growth in underdeveloped U.S. market areas. In April 2006, the Company sold an international master franchise. Under the sale agreement, MRI assigned the rights to all of its existing international franchise agreements as well as the right to enter into any new franchise agreements abroad, with the exception of existing or future franchises in Japan. Although royalties initially declined as a result of the sale, operating expenses have also been reduced, and this arrangement is expected to potentially be accretive to operating profit. MRI believes that the master franchisee has the capability to expand the international franchise network, thereby increasing the flow of royalty payments to MRI.

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

MRI currently provides back-office services that enable its franchisees to pursue temporary staffing opportunities. As part of MRI’s strategy to strengthen the franchise network and improve franchise productivity, a larger number of franchised offices are expected to use these services in the future. In 2007, the average number of franchisees using these services grew to 97 from 91 in 2006.

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

MRI gauges the strength of its franchise sales program by monitoring presentations, sales and closing percentage. In the first quarter of 2007, the number of presentations and sales increased by 50% and 42%, respectively, as compared to the first quarter of 2006. The increase in presentations and sales resulted in a $0.4 million growth in franchise sales revenue. The overall closing percentage of presentations was 71% in the first quarter of 2007, as compared to 75% in the first quarter of 2006.

Billable hours and revenue growth in temporary staffing services reflect MRI’s performance in expanding the support services within the franchise network. Billable hours decreased approximately 7% and the average bill rate increased approximately 18% in the first quarter of 2007 as compared to the first quarter of 2006. This resulted in an increase in the growth in staffing services revenue indicated below.

Return on net assets reflects MRI’s ability to generate profitable growth while optimizing assets deployed in the business.

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI for the three months ended March 31, 2007 and 2006:

MRI

	Three months ended March 31,
	2007		2006		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%
(in millions)
Revenues
Staffing services	$9.0	55.3%	$8.2	52.2%	$0.8	9.0%
Professional Services	7.2	44.7	7.5	47.8	(0.3)	(4.1)

	16.2	100.0	15.7	100.0	0.5	2.7
Cost of services	6.3	39.2	5.7	36.6	0.6	10.1

Gross profit	9.9	60.8	10.0	63.4	(0.1)	(1.5)
Operating and administrative expenses	6.6	40.3	6.7	42.6	(0.1)	(2.9)

Operating profit	$3.3	20.5%	$3.3	20.8%	$—	—%

MRI’s revenues increased in 2007 as a result of:

•	Higher staffing services revenue by the franchisee offices

•	Increased sales of domestic franchises

MRI’s revenue growth was unfavorably impacted by the decrease in royalty revenue primarily due to the sale of an international master franchise in April 2006 and the related transfer of existing franchisees to the master franchisee which lowered royalty revenues by approximately $0.6 million.

MRI’s gross profit decreased in 2007 due to the volume changes discussed above. Overall gross profit margin decreased as a result of the shift in business mix to lower margin staffing business and the new international master franchise structure.

The decrease in operating and administrative expenses was largely due to a reduction in international business operating expenses due to the sale of the international master franchise noted above partially offset by higher franchise sales related expenses.

Corporate

Corporate expenses totaled $4.7 million in the first quarter of 2007 as compared to $5.0 million in the first quarter of 2006. The decrease of $0.3 million in corporate expenses was principally the result of decreases in legal and compliance spending, partially offset by increases in financial recruiting expenses and higher stock compensation costs.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Three months ended, March 31,
	2007	2006
(in millions)
Operating Activites	$2.6	$14.2
Investing Activities	(2.2)	(3.2)
Financing Activities	2.6	(3.8)

Operating Activities

During the first quarter of 2007, the Company generated cash from operating activities of $2.6 million compared to $14.2 million in 2006. The decrease in operating cash flow versus 2006 was primarily due to an increase in working capital requirement of $14.8 million, offset by higher earnings of $3.6. The increase in working capital was primarily due to an increase in accounts receivable, as a result of our increased revenue levels and a decrease in accrued expenses.

Investing Activities

CDI’s primary investing activities were for purchases of property and equipment. During the first three months of 2007, capital expenditures totaled $2.2 million, as compared to $3.1 million for the same period in the prior year. The decrease in capital spending was primarily due to capital expenditures in the first quarter of 2006 for the implementation of a new billing system for MRI, implementation of a new billing and payroll system for Todays and additional leasehold improvements at the corporate headquarters. In 2007 and 2006, capital expenditures included capital spending for computer hardware and software to support the growth in engineering services in the P&I vertical and continued development of a new recruiting software to support ES and ITS. Capital spending in 2007 is expected to be approximately $11 million.

Financing Activities

Net cash provided by financing activities increased by $6.4 million during the first quarter of 2007, as compared to the same period in 2006. The Company received $2.1 million in proceeds from stock options exercised during the first quarter of 2007 as compared to $0.1 million received during the same period in 2006. The level of cash overdrafts increased by $4.0 million as compared to the same period in 2006, principally due to timing of payments.

The Company paid shareholders dividends totaling $2.2 million during the first quarters of 2007 and 2006. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements.

Summary

The Company’s business model should generate positive cash flow over the business cycle. However, periods of growth, and to a lesser extent, seasonality, do impact working capital needs and cash flow. Management believes that the Company’s current funds, funds generated from operations and funds available under its short-term debt facility will be sufficient to meet currently anticipated working capital and other capital requirements. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

Critical Accounting Policies and Estimates

The Company’s interim financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions identified in the Company’s 2006 Annual Report on Form 10-K filed on March 7, 2007 with the Securities and Exchange Commission have not materially changed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates to its operations in foreign countries conducted through subsidiaries operating primarily in the United Kingdom, Canada, Germany and Australia. Exchange rate fluctuations impact the U. S. dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. The Company engages in hedging activities with respect to its foreign operations.

In the first quarter of 2007, the Company purchased Canadian dollar, British pound sterling and Euro currency options at a cost of $451,000. The options are for various amounts in local currency on a quarterly basis and will expire respectively at the end of the second, third and fourth quarters in 2007.

The Company’s direct exposure to interest rate changes is not significant. As of March 31, 2007 and March 31, 2006, the Company had no bank borrowings outstanding. The Company had no borrowings during the first quarter of 2007. During the first quarter of 2006, the Company’s outstanding borrowings ranged from $0.1 million to $15.0 million and the weighted average interest rate on short-term borrowings was 7.8%. The Company’s investments in money market instruments are primarily at variable rates.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date. to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter ended March 31, 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although it is too early in the process to determine with any reliability the amount or materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in the Company’s consolidated financial statements as of and for the period ended March 31, 2007.

In March 2007, the Company received notification of its successful appeal of a 2004 judgment against the Company. While the other party has petitioned the state level supreme court to accept the appeal of this decision, management believes the likelihood of the decision being overturned is unlikely. Accordingly, in March 2007, the Company reversed the $1.6 million legal accrual previously recorded to operating and administrative expenses.

Item 1A.	Risk Factors

Other than with respect to the risk factor described in Item 3 of the Company’s Form 10-Q for the quarterly period ended March 31, 2007, there have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.32	Credit Agreement dated February 28, 2007 among CDI Corp. and JPMorgan Chase Bank, N.A.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.
May 7, 2007
	By:	/s/ Mark A. Kerschner
Mark A. Kerschner
Executive Vice President and Chief
Financial Officer

INDEX TO EXHIBITS

Number	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.32	Credit Agreement dated February 28, 2007 among CDI Corp. and JPMorgan Chase Bank, N.A.