Form 10-Q
period 2007-06-30
CDI CORP
filed 2007-08-03
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

Outstanding shares of each of the Registrant’s classes of common stock as of July 31, 2007 were:

Common stock, $.10 par value	20,312,887 shares
Class B common stock, $.10 par value	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CDI CORP. and SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,219	$33,551
Accounts receivable, less allowance for doubtful accounts of $3,336 - June 30, 2007; $3,526 - December 31, 2006	260,941	243,586
Prepaid expenses and other assets	5,026	7,713
Income taxes receivable	1,062	—
Deferred income taxes	5,351	5,834

Total current assets	325,599	290,684
Property and equipment, net	39,226	39,851
Deferred income taxes	3,414	2,412
Goodwill	74,820	74,283
Other assets	6,961	5,889

Total assets	$450,020	$413,119

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$7,404	$2,508
Accounts payable	37,434	35,145
Withheld payroll taxes	3,030	2,467
Accrued compensation and related expenses	53,781	44,081
Other accrued expenses and other liabilities	13,942	18,286
Income taxes payable	—	2,259

Total current liabilities	115,591	104,746
Deferred compensation and other non-current liabilities	12,276	9,041

Total liabilities	127,867	113,787

Commitments and Contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 21,272,887 shares - June 30, 2007; 20,975,230 shares - December 31, 2006	2,127	2,098
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	49,155	41,443
Retained earnings	277,380	265,015
Accumulated other comprehensive income	15,875	13,160
Less common stock in treasury, at cost - 966,934 shares	(22,384)	(22,384)

Total shareholders’ equity	322,153	299,332

Total liabilities and shareholders’ equity	$450,020	$413,119

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$338,138	$314,478	$670,079	$621,809
Cost of services	256,738	242,170	511,885	478,930

Gross profit	81,400	72,308	158,194	142,879
Operating and administrative expenses	69,129	64,049	132,852	126,786

Operating profit	12,271	8,259	25,342	16,093
Interest income (expense) and other	264	(697)	699	(534)

Earnings before income taxes	12,535	7,562	26,041	15,559
Income tax expense	4,206	2,108	9,244	5,199

Net earnings	$8,329	$5,454	$16,797	$10,360

Basic earnings per share	$0.41	$0.27	$0.84	$0.52
Diluted earnings per share	$0.41	$0.27	$0.83	$0.52

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Common stock
Beginning of period	$2,110	$2,084	$2,098	$2,079
Exercise of stock options	16	11	28	12
Stock purchase plan	1	1	1	5

End of period	$2,127	$2,096	$2,127	$2,096

Additional paid-in-capital
Beginning of period	$44,631	$37,077	$41,443	$35,459
Reclassification from unamortized value of restricted stock	—	—	—	(32)
Exercise of stock options	3,231	2,209	5,328	2,343
Stock-based compensation	778	595	1,379	2,093
Tax benefit from stock plans	515	287	1,005	305

End of period	$49,155	$40,168	$49,155	$40,168

Retained earnings
Beginning of period	$271,271	$253,256	$265,015	$250,534
Net earnings	8,329	5,454	16,797	10,360
Dividends paid to shareholders	(2,220)	(2,196)	(4,432)	(4,380)

End of period	$277,380	$256,514	$277,380	$256,514

Accumulated other comprehensive income
Beginning of period	$13,143	$6,064	$13,160	$5,822
Translation adjustment	2,732	3,215	2,715	3,457

End of period	$15,875	$9,279	$15,875	$9,279

Unamortized value of restricted stock issued
Beginning of period	$—	$—	$—	$(32)
Reclassification to additional paid in capital	—	—	—	32

End of period	$—	$—	$—	$—

Treasury stock
Beginning and end of period	$(22,384)	$(22,384)	$(22,384)	$(22,384)

Comprehensive income
Net earnings	$8,329	$5,454	$16,797	$10,360
Translation adjustment	2,732	3,215	2,715	3,457

Total	$11,061	$8,669	$19,512	$13,817

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2007	2006
Operating activities:
Net earnings	$16,797	$10,360
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	5,536	5,053
Deferred income taxes	(505)	(729)
Stock-based compensation	1,562	1,304
Impairment of asset held for sale	—	493
Changes in operating assets and liabilities:
Accounts receivable, net	(14,975)	(22,835)
Prepaid expenses	380	(966)
Accounts payable	1,949	(2,917)
Accrued expenses and other current liabilities	6,702	10,916
Income taxes	(3,314)	2,515
Other assets, non-current liabilities and other	1,977	(194)

Net cash provided by operating activities	16,109	3,000

Investing activities:
Additions to property and equipment	(4,773)	(5,799)
Sale of residential property held for sale	915	—
Other	37	55

Net cash used in investing activities	(3,821)	(5,744)

Financing activities:
Dividends paid to shareholders	(4,432)	(4,380)
Net borrowings under unsecured credit line	—	3,825
Cash overdraft	4,896	1,163
Proceeds from exercises of employee stock options	5,356	2,355
Tax benefit from equity compensation plans	1,005	305

Net cash provided by financing activities	6,825	3,268

Effect of exchange rate changes on cash	555	516

Net increase in cash and cash equivalents	19,668	1,040
Cash and cash equivalents at beginning of period	33,551	13,407

Cash and cash equivalents at end of period	$53,219	$14,447

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$68
Cash paid for income taxes, net	10,493	2,901

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

1. Basis of Presentation

The accompanying consolidated interim financial statements of CDI Corp. (“CDI” or the “Company”) are unaudited. The balance sheet as of December 31, 2006 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report Form 10-K for such period, filed on March 7, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period information has been reclassified to conform to the current period presentation.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three- and six-months ended June 30, 2007 are not necessarily indicative of results that may be expected for the full year.

2. Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. On January 1, 2007 and at June 30, 2007, the Company had $1.5 million and $1.6 million, respectively, of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. As required by FIN 48, at June 30, 2007, the Company has classified $1.5 million of the unrecognized tax benefits in deferred compensation and other non-current liabilities with the balance of $0.1 million in current income taxes payable. At December 31, 2006, the entire balance was included in current income taxes payable. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense if warranted. As of June 30, 2007, the Company has approximately $0.3 million of accrued interest and no accrued penalties related to uncertain tax positions. The tax years 2002-2006 remain open to examination by the major taxing jurisdictions in which the Company operates.

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

The following table summarized the changes in the Company’s carrying value of goodwill by reportable segment from December 31, 2006 to June 30, 2007:

	Balance at December 31, 2006	Translation Adjustments	Balance at June 30, 2007
Engineering Solutions	$16,662	$—	$16,662
AndersElite	23,906	477	24,383
Todays	23,524	—	23,524
MRI	10,191	60	10,251

	$74,283	$537	$74,820

4. Short-term Borrowings

On February 28, 2007, the Company entered into an unsecured, committed credit agreement which provides for a revolving credit facility of up to $45.0 million. The credit agreement expires on February 27, 2008. Interest on borrowings under the facility is based on the nature and tenure of the borrowings and may be (a) in the case of U.S. dollar borrowings, the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50% or (b) in the case of Eurodollar borrowings, the Adjusted LIBOR rate (as defined in the credit agreement). The restrictive covenants contained in the credit agreement limit the Company with respect to, among other things, subsidiary indebtedness, creating liens on its assets, mergers or consolidations, disposition of assets other than in the ordinary course of business, acquisitions and investments. Additionally, the Company is required to maintain a minimum Adjusted EBITDA (as defined in the credit agreement) to interest expense ratio of 1.5 to 1, not exceed a maximum Debt to Consolidated EBITDA ratio of 2.5 to 1 and maintain a minimum shareholders’ equity of $228 million plus 35% of consolidated net income for each fiscal quarter ending after the credit agreement was signed. During the six-months ended June 30, 2007, the Company did not have any borrowings under this facility and is in compliance with all such covenants.

In 2006, the Company had an uncommitted, unsecured line of credit, which provided for borrowings of up to $35.0 million for short-term working capital needs. The line expired on February 28, 2007. Interest on outstanding borrowings was determined, at the option of the Company, either by the Prime Rate or the Adjusted LIBOR Rate (as defined in the related promissory note) plus 0.60%. There were no commitment or facility fees associated with this line of credit.

During the first six months of 2006, the Company’s outstanding borrowings ranged from $0.1 million to $16.0 million and the weighted average interest rate on short-term borrowings was 7.8%. Interest expense for the three- and six-month periods ended June 30, 2006 was less than $0.1 million. At June 30, 2006, the Company had outstanding bank borrowings of $3.8 million.

5. Property Held for Sale

On August 26, 2005, the Company entered into a relocation agreement with an MRI executive. During the third quarter of 2006, the association between the executive and the Company ceased. Under the terms of the relocation agreement, the former executive transferred beneficial ownership of his principal residence to the Company in exchange for $2.0 million. At the time of the transfer, the property had a fair value, net of costs to sell, of $3.2 million with an outstanding mortgage of $1.4 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the asset held for sale was carried at fair value less costs to sell. The property was sold on June 11, 2007, and the Company received net cash proceeds of $0.9 million from the sale.

For the three- and six-month periods ended June 30, 2006, the Company recorded an impairment charge of $ 0.2 million and $0.5 million, respectively, which is included in operating and administrative expenses in the consolidated statements of earnings. At December 31, 2006, the asset of $2.4 million is presented in the consolidated balance sheet in “Prepaid expenses and other assets” and the mortgage payable of $1.4 million is presented in “Other accrued expenses and other liabilities”. The value of the asset is included in MRI for segment reporting purposes (see Note 7).

6. Earnings per Share

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of earnings.

The number of common shares used to calculate basic and diluted earnings per share for the three- and six-months ended June 30, 2007 and 2006 was determined as follows:

	Three months ended, June 30,		Six months ended, June 30,
	2007	2006	2007	2006
Basic
Average shares outstanding	20,199,808	19,948,564	20,120,097	19,892,844
Restricted shares issued not vested	(13,433)	(6,200)	(9,871)	(6,200)

	20,186,375	19,942,364	20,110,226	19,886,644

Diluted
Shares used for basic calculation	20,186,375	19,942,364	20,110,226	19,886,644
Dilutive effect of shares / units granted under Omnibus Stock Plan	166,454	145,180	133,319	128,544
Dilutive effect of units issuable under Stock Purchase Plan	53,329	40,169	56,618	50,527

	20,406,158	20,127,713	20,300,163	20,065,715

7. Reporting Segments

Through December 31, 2006, the Company operated through four reporting segments: Business Solutions (“BS”), AndersElite (“Anders”), Todays Staffing (“Todays”), and Management Recruiters International (“MRI”). As of January 1, 2007, the Company began separately reporting CDI Engineering Solutions (“ES”) and CDI IT Solutions (“ITS”), which previously comprised the BS segment. This change reflects the Company’s new operating structure and should provide investors with additional information on the Company’s engineering versus its information technology revenue and operating profit. As of January 1, 2007, the Company has five reporting segments: ES, ITS, Anders, Todays and MRI.

ES operates principally through four key verticals: CDI-Process & Industrial, CDI-Aerospace, CDI-Government Services and CDI-Life Sciences.

•

CDI-Process & Industrial – Provides a full range of engineering, project management, design, professional staffing and outsourcing solutions to firms in two different sectors: the process sector that includes firms in oil, gas, alternative energy and chemicals; and the industrial sector, covering firms in power generation and energy transmission, telecommunications and heavy manufacturing.

•	CDI-Aerospace – Provides a full range of engineering, design, project management, professional engineering staffing, and outsourcing solutions to both the commercial and military aerospace markets.

•	CDI-Government Services – Focuses on providing engineering, design and logistics services to the defense industry.

•

CDI-Life Sciences – Offers design, validation, project management, engineering, professional staffing and outsourcing solutions to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries.

ITS provides a variety of information technology related services to its clients. These services include staffing (temporary, managed and permanent), consulting, and outsourcing (onsite and offsite). These service offerings require recruiting and retaining IT talent for temporary and permanent IT positions, industry expertise and the ability to determine appropriate solutions for business service needs.

Anders provides temporary and permanent candidates to customers in the built environment seeking staff in building, construction, and related professional services, through a network of company offices. The Company maintains offices in the United Kingdom, although it sources some candidates from Australia and New Zealand for the United Kingdom market. The Company also has offices in Australia where it provides temporary and permanent candidates to customers.

Todays provides temporary and permanent administrative, clerical, legal and financial staffing services as well as managed staffing services.

MRI is a franchisor providing support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers. MRI currently provides back office services that enable its franchisees to pursue temporary staffing opportunities.

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for purposes of business segment performance measurement, the Company charges certain expenses directly attributable to the segments and allocates certain expenses and support costs. Support costs consist principally of employee benefit administration, accounting support, IT services and shared service center costs. Identifiable assets of the business segments exclude corporate assets, which principally consist of cash and certain prepaid expenses, non-trade accounts receivable, deferred tax assets attributable to the former BSG segment, property and equipment, and other assets.

The Company has revised the reporting segments’ prior year revenues and operating profit for the ES and ITS split only for comparative purposes. Operating segment data is presented in the following table:

	Three months ended, June 30,		Six months ended, June 30,
	2007	2006	2007	2006
Revenues:
ES	$153,166	$137,724	$304,134	$277,112
ITS	59,862	68,938	125,039	133,097
Anders	63,193	51,624	124,788	100,209
Todays	42,421	39,791	80,448	79,245
MRI	19,496	16,402	35,670	32,146

	$338,138	$314,478	$670,079	$621,809

Operating profit (loss):
ES	$7,999	$4,519	$17,627	$12,141
ITS	483	1,581	1,984	1,697
Anders	3,520	1,901	6,213	3,018
Todays	1,096	1,375	1,768	2,099
MRI	4,281	3,512	7,599	6,791
Corporate	(5,108)	(4,629)	(9,849)	(9,653)

	$12,271	$8,259	$25,342	$16,093

The following table reconciles the amount of revenues and operating profit for the prior year periods to the revised amounts as shown above:

	Three months ended, June 30, 2006
(in thousands)	Amounts previously reported	Reclassifications	As Revised
Revenues:
BS	$206,662	$(206,662)	$—
ES		137,724	137,724
ITS		68,938	68,938

	$206,662	—	$206,662

	Six months ended, June 30, 2006
(in thousands)	Amounts previously reported	Reclassifications	As Revised
Revenues:
BS	$410,209	$(410,209)	$—
ES		277,112	277,112
ITS		133,097	133,097

	$410,209	—	$410,209

	Three months ended, June 30, 2006
	Amounts previously reported	Reclassifications	As Revised
Operating profit (loss):
BS	$6,100	$(6,100)	$—
ES		4,519	4,519
ITS		1,581	1,581

	$6,100	—	$6,100

	Six months ended, June 30, 2006
	Amounts previously reported	Reclassifications	As Revised
Operating profit (loss):
BS	$13,838	$(13,838)	$—
ES		12,141	12,141
ITS		1,697	1,697

	$13,838	—	$13,838

Inter-segment activity is not significant; therefore, revenues reported for each operating segment are substantially all from external customers.

Segment asset data is presented in the table below. Segment assets at December 31, 2006 have been reclassified to conform to the current period presentation.

	June 30, 2007	December 31, 2006
Assets:
ES	$150,380	$139,036
ITS	57,948	67,313
Anders	79,620	70,819
Todays	42,968	42,502
MRI	26,830	31,689
Corporate	53,791	34,163
Unallocated	38,483	27,597

	$450,020	$413,119

The following table reconciles the amount of assets previously reported to the revised amounts as shown above:

	December 31, 2006
	Amounts previously reported	Reclassifications	As Revised
Assets:
BS	$233,946	$(233,946)	$—
ES		139,036	139,036
ITS		67,313	67,313
Unallocated		27,597	27,597

	$233,946	—	$233,946

8. International Master Franchise Agreement

Effective April 1, 2006, the Company entered into an international master franchise agreement, which transferred to a third party all existing international franchise agreements as well as the right to enter into new franchise agreements abroad, with the exception of existing or future franchises in Japan. The Company received an initial franchise fee of $0.3 million upon execution of the agreement and receives a portion of the franchise fees for all new franchises sold by the master franchisee. The Company also receives continuing royalty payments. The Company also transferred an office lease and certain employees and sold fixed assets for $0.1 million, which approximated their net book value.

9. Commitments, Contingencies and Legal Proceedings

The Company has litigation and other claims pending which have arisen in the ordinary course of business.

In March 2007, the Company received notification of its successful appeal of a 2004 judgment against the Company. While the other party has petitioned the state supreme court to accept the appeal of this decision, management believes it is unlikely the decision will be overturned. Accordingly, in March 2007, the Company reversed the $1.6 million legal accrual previously recorded to operating and administrative expenses.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although we cannot yet determine with any reliability the amount and materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in its consolidated financial statements as of June 30, 2007.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company had been engaged in negotiations with a customer to resolve several issues related to the scope of work, change orders and payments associated with two separate contracts. The matter has since been resolved.

In January 2007, the Company received a claim from a customer seeking $1.8 million due to alleged errors in the Company’s engineering design work. The Company has denied the claim and the parties are working to resolve any issues. The Company has not made any provision for this matter in the Company’s consolidated financial statements as of June 30, 2007.

10. Subsequent Event

On July 24, 2007, the Company declared a quarterly dividend of $0.11 per share to be paid on August 23, 2007 to all shareholders of record as of August 9, 2007. As of July 31, 2007, there were 20,312,887 shares outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, expected expenditures and future financial results, are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “intends,” “plans,” “estimates” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to the following: changes in general economic conditions and levels of capital spending by customers in the industries that we serve; the impact of a potential reduction in demand in our staffing business; possible inaccurate assumptions or forecasts regarding the bill rate, profit margin and duration of assignment applicable to billable personnel (and regarding the utilization rate of billable personnel in our project business); competitive market pressures; the availability and cost of qualified labor; changes in customers’ attitudes towards outsourcing; our level of success in attracting, training and retaining qualified management personnel and other staff employees; the ability to pass on to customers increases in costs (such as those relating to workers’ compensation, unemployment insurance, medical insurance coverage or other costs which may arise from regulatory requirements); our performance on customer contracts; the possibility of incurring liability for our activities, including the activities of our temporary employees; adverse consequences arising out of the U.K. Office of Fair Trading investigation; and government policies or judicial decisions adverse to the staffing industry. More detailed information about some of these risks and uncertainties may be found in other filings by the Company with the SEC, particularly in the section entitled “Risk Factors” in Part 1, Item 1A of the Company’s Annual Report Form 10-K for the year ended December 31, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such statements, whether as a result of new information, future events or otherwise.

Overview

Results of Operations

CDI’s operating performance in the second quarter of 2007 continued to demonstrate momentum as revenues increased 7.5% as compared to the same period in 2006. This was due to a number of factors, including a relatively healthy economic environment, continued strength in hiring and employment levels, and increasing capital spending by customers in many of the Company’s business units. In addition, focused execution by sales and operations teams, key account wins across a broad spectrum of accounts in both the first six months of 2007 and the second half of 2006, and a growing demand for project outsourcing and staffing services have contributed to solid growth in revenues.

During the second quarter of 2007, CDI’s net earnings increased 52.7% as compared to the same period in 2006. This increase was due primarily to revenue growth in longer duration, higher margin accounts along with significant growth in permanent placements which enabled gross margin to grow faster than revenues. Continued capital spending in the U.K. and Australia construction marketplace also contributed to our revenue and profit growth. In addition, generally solid demand for both contract and permanent hiring provided a favorable environment for most of our U.S.-based staffing businesses. Operating and administrative expenses, as a percent of revenues, were flat in the second quarter of 2007 as compared to the second quarter of 2006. Contributing to 2007 net earnings was an approximate $0.4 million favorable net impact to the tax expense due to the recognition of foreign research and development credits partially offset by a charge recorded against deferred tax assets for valuation allowances.

Business Strategy

CDI’s strategic objective is to be a leading provider of engineering and information technology outsourcing solutions and professional staffing. These services enable CDI’s customers to focus on their core competencies and drive profitable growth and return on capital investment.

CDI’s business model is based on certain critical elements. CDI strives to meet the needs of its customers through its ability to develop cost-effective engineering and IT solutions, to manage the implementation of complex projects and to provide highly-qualified technical, managerial and administrative personnel. A key strategic objective of the Company is to focus more on higher-value, higher-margin and longer cycle business, such as engineering project outsourcing and solutions business and professional services, consisting of permanent placement and franchise-related services. The Company has developed more efficient business processes, instituted cost containment measures and increased productivity.

Key Performance Indicators

Revenue growth is favorably impacted by external factors such as a strong business environment, an increase in capital spending related to many of CDI’s business units and low unemployment rates. Improving economic growth typically results in increasing demand for labor. Low unemployment rates indicate relatively full employment for the types of employees CDI customers hire on a permanent and contract basis. Operationally, CDI’s ability to capitalize on opportunities created by economic expansion, its performance on new and existing accounts, new contract and account wins, and the ability to mitigate competitive pricing pressures will affect the Company’s ability to increase revenue.

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

Variable contribution margin (“VCM”) is the year over-year change in operating profit divided by year-over-year change in revenue. CDI believes it can generate, on incremental revenue, VCM in the 11% to 13% range.

In addition, the Company has established the following long-term performance goals:

•	Produce pretax return on net assets (“RONA”) of 20% and redeploy assets unable to meet this target,

•	Generate operating profit margin of 5% through financial discipline and lean headquarters operations; and

•	Derive at least 60% of revenue from higher value, higher margin, longer cycle business.

The Company has made progress on these goals as evidenced by increases in RONA and operating profit during the three- and six-months ended June 30, 2007 versus 2006. In addition, professional services revenue has increased significantly in the three- and six-months ended June 30, 2007 versus 2006, which has had a positive effect on gross profit and operating profit due to its associated higher margins.

Investigation by the U.K. Office of Fair Trading

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although we cannot yet determine with any reliability the amount or materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in the Company’s consolidated financial statements as of and for the periods ended June 30, 2007.

Consolidated Results of Operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006

The table that follows presents revenues by service type along with certain key metrics (in percentages) for the three-month periods ended June 30, 2007 and 2006:

	Three months ended June 30,				Increase (Decrease)
(in millions)	2007	% of Total Revenue	2006	% of Total Revenue	$	%
Revenue(1)
Staffing services	$235.4	69.6%	$224.2	71.3%	$11.2	5.0%
Project outsourcing	82.4	24.4	74.5	23.7	7.9	10.6
Professional services	20.3	6.0	15.8	5.0	4.5	28.4

	$338.1	100.0%	$314.5	100.0%	$23.6	7.5%

Gross profit	$81.4	24.1%	$72.3	23.0%	$9.1	12.6%
Operating and administrative expenses	$69.1	20.4	$64.0	20.3	$5.1	7.9
Operating profit	$12.3	3.6	$8.3	2.6	$4.0	48.6
Net earnings	$8.3	2.5%	$5.5	1.7%	$2.8	52.7%
Cash and cash equivalents	$53.2		$14.4		$38.8	269.6%
Cash flow provided by operations	$13.5		$(11.2)		$24.7	NM
Effective Tax Rate	33.6%		27.9%
After-tax return on shareholders’ equity(2)	9.8%		6.4%
Pre-tax return on net assets(3)	17.4%		10.9%
Variable contribution margin(4)	17.0%		7.1%

NM = Not Meaningful

(1)	Revenues for 2006 have been reclassified to conform to the current year’s presentation.

(2)	Current quarter combined with the three preceding quarters’ earnings divided by the average shareholders’ equity.

(3)

Current quarter combined with the three preceding quarters’ pre-tax earnings divided by the average net assets. Net assets equal total assets minus total liabilities excluding cash and income tax accounts.

(4)	Year-over-year change in operating profit divided by year-over-year change in revenues.

Revenues increased primarily due to increased demand for engineering project outsourcing services in the oil and gas, alternative energy, life sciences and the defense sector and strong capital spending by the construction industry in the U.K. and Australia.

Gross profit margins increased as a result of a shift in business mix toward higher margin project outsourcing services in Engineering Solutions and permanent placement services revenue in Engineering Solutions and Anders.

Consolidated operating and administrative expenses increased primarily due to higher staff salaries and incentive-based compensation associated with the revenue growth discussed above.

VCM of 17.0%, or 13.4 % when revised for certain pre-tax adjustments to earnings in the second quarter of 2006, exceeded our target range of 11-13%. The increase in VCM was primarily due to the shift in mix to higher value, higher margin, longer cycle business, which led to margins growing faster than expenses. RONA was 17.4% in the second quarter of 2007 and 10.9% in the second quarter of 2006. The increase in RONA is primarily the result of higher earnings combined with improved accounts receivable collections.

The Company’s effective income tax rate was 33.6% in the second quarter of 2007 and 27.9% in the second quarter of 2006. The rates in both periods were favorably impacted by the recognition of foreign research and development credits of $0.9 million in 2007 and $0.7 million in 2006, while the rate in 2007 was unfavorably impacted by a charge of $0.5 million recorded against deferred tax assets for valuation allowances. The Company expects the effective tax rate to be in the range of 35-37% in 2007.

Consolidated Results of Operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006

The table that follows presents revenues by service type along with some key metrics (in percentages) for the six-month periods ended June 30, 2007 and 2006:

	Six months ended June 30,				Increase (Decrease)
(in millions)	2007	% of Total Revenue	2006	% of Total Revenue	$	%
Revenue(1)
Staffing services	$469.00	70.0%	$440.6	70.9%	$28.4	6.5%
Project outsourcing	163.4	24.4	151.2	24.3	12.2	8.1
Professional services	37.7	5.6	30.0	4.8	7.7	25.5

	$670.1	100.0%	$621.8	100.0%	$48.3	7.8%

Gross profit	$158.2	23.6%	$142.9	23.0%	$15.3	10.7%
Operating and administrative expenses	$132.9	19.8	$126.8	20.4	$6.1	4.8
Operating profit	$25.3	3.8	$16.1	2.6	$9.2	57.5
Net earnings	$16.8	2.5%	$10.4	1.7%	$6.4	62.1%
Cash flow provided by operations	$16.1		$3.0		$13.1	NM
Effective Tax Rate	35.5%		33.4%
Variable contribution margin(2)	19.2%		9.0%

NM = Not Meaningful

(1)	Revenues for 2006 have been reclassified to conform to the current year’s presentation.

(2)	Year-over-year change in operating profit divided by year-over-year change in revenues.

Revenues increased primarily due to increased demand for engineering project outsourcing services in the oil and gas, alternative energy, life sciences and the defense sector and strong capital spending by the construction industry in the U.K. and Australia.

Gross profit margins increased as a result of a shift in business mix toward higher margin project outsourcing services in Engineering Solutions and permanent placement services revenue in Engineering Solutions and Anders.

Consolidated operating and administrative expenses increased primarily due to higher staff salaries and incentive-based compensation associated with the revenue growth discussed above.

Partially offsetting these expense increases were:

•	Reversal of a legal accrual of $1.6 million in the first quarter of 2007; and

•	Impairment charges of $0.5 million recorded in 2006 related to declines in the fair value of an asset held for sale.

VCM of 19.2%, or 14.7% when revised for certain pre-tax adjustments to earnings in the first six months of 2007 and 2006, exceeded our target range of 11-13%. The increase in VCM was primarily due to the shift in mix to higher value, higher margin, longer cycle business, which led to margins growing faster than expenses. RONA was 17.4% in 2007 and 10.9% in 2006. The increase is primarily the result of higher earnings trends combined with improved accounts receivable collection processes.

The Company’s effective income tax rate was 35.5% for the six months ended June 30, 2007 and 33.4% for the six months ended June 30, 2006. The rates in both periods were favorably impacted by the recognition of foreign research and development credits of $0.9 million in 2007 and $0.7 million in 2006, while the rate in 2007 was unfavorably impacted by a charge of $0.5 million recorded against deferred tax assets for valuation allowances. The Company expects the effective tax rate to be in the range of 35-37% in 2007.

Segment Discussion

Effective January 1, 2007, the Company began separately reporting CDI Engineering Solutions and CDI IT Solutions. These operations were previously reported within the Business Solutions segment. This change reflects the Company’s new operating structure and provides investors with additional information regarding the Company’s engineering versus its information technology revenue and operating profit.

Engineering Solutions (“ES”)

Business Strategy

The ES business model is a key factor in its continued growth and profitability. ES pursues the development of long-term alliances with its customers as a cost effective, single source provider of engineering services and professional staffing. By working as a core supplier and partner with its customers, ES is able to develop an understanding of its customers’ overall business needs as well as the unique technical needs of their projects. This approach creates the opportunity for ES to provide a greater and more integrated range of services to its customers to facilitate efficient project management, procurement, overall program integration and execution. Success of the ES business strategy is dependent upon maintaining and renewing its existing customers or contracts, continued capital spending by its major engineering customers, the ability to win new contract awards and accounts and the availability and cost of labor. In addition, ES is strategically engaging in global arrangements to lower its cost of services for clients, to access a broader talent pool and to provide worldwide servicing capability for its global clients. ES has made investments into developing project recruitment outsourcing capabilities to enable clients to access a single source for permanent placement across an entire organization.

Key Performance Indicators

The Company manages and assesses ES’s performance through various means, with the primary financial and operational measures including revenue growth, contract renewals, new contract wins, account growth, gross profit margin, operating profit and return on net assets.

Revenue growth reflects performance on both new and existing contracts and accounts. Incremental increases in revenue will not generally result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating profit margins.

New contracts, account wins and contract renewals are the primary drivers of future revenue and provide an assessment of ES’s ability to compete. New contract wins fluctuate from quarter to quarter depending on the timing of customer needs and external factors. ES employs strict financial and operational reviews in the contracting process to evaluate risks and seeks to generate appropriate margins and returns.

Gross margin reflects ES’s performance and ability to achieve desired pricing and control direct costs. ES’s focus on maintaining and improving overall margins has led to improved profitability. Gross margins can also shift as a result of the mix of business, with project outsourcing business generally providing higher margins.

Return on net assets reflects ES’s ability to generate profitable growth while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (DSO). Reduction in DSO will contribute to improvement in RONA.

Results of Operations

The following table presents changes in revenue from each of ES’s verticals for the three months ended June 30, 2007 and 2006:

	Three months ended June 30,				Increase (Decrease)
	2007		2006
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues(1)
CDI-Process and Industrial	$115.5	75.4%	$99.9	72.5%	$15.6	15.7%
CDI-Aerospace	17.3	11.3	20.8	15.1	(3.5)	(17.0)
CDI-Government Services	17.2	11.2	14.4	10.5	2.8	19.1
CDI-Life Sciences	3.2	2.1	2.6	1.9	0.6	22.9

	$153.2	100.0%	$137.7	100.0%	$15.5	11.3%

(1)	Revenues for 2006 have been reclassified to conform to the current year’s presentation.

The Process & Industrial (“P&I”) vertical focuses on small to medium-sized engineering projects within the process sector, which includes the oil refining, chemical, and alternative energy industries, as well as the industrial sector, which includes power generation, telecommunications and heavy manufacturing. Typically, these customers are large, multi-national companies that use multiple service providers. Contracts are awarded based on the ability to meet the specific requirements of each individual project. The increase in revenues within this vertical was largely attributable to strong capital spending by customers within the process sector, and to a lesser extent, within the industrial sector, resulting in both new account wins and a ramp-up of existing accounts.

The Aerospace vertical provides outsourcing and staffing services to the commercial and military aerospace industries, which are dominated by major national and international conglomerates. Revenues within the Aerospace vertical decreased in 2007, primarily as a result of a focused reduction in lower margin domestic technical staffing business and project delays by an international client.

The Government Services vertical focuses on providing services primarily to U.S. Government agencies and prime contractors in the shipbuilding, military aviation and marine design industries. Revenue increases within this vertical in 2007 were driven primarily by renewed U.S. federal government funding of a major U.S. Navy shipbuilding and ship design contract, as well as increased revenue from a major national staffing contract.

The Life Sciences vertical provides engineering design, procurement and construction management to customers in the pharmaceutical and biotechnology industries. Customers range from start-up entities to large multinational organizations. Life Sciences revenue increases were largely attributable to several new contracts awarded in 2006.

The following table presents changes in revenue from each of ES’ verticals for the six months ended June 30, 2007 and 2006:

	Six months ended June 30,				Increase (Decrease)
	2007		2006
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues(1)
CDI-Process and Industrial	$228.0	75.0%	$200.1	72.2%	$27.9	13.9%
CDI-Aerospace	35.4	11.6	43.6	15.8	(8.2)	(18.8)
CDI-Government Services	33.8	11.1	28.6	10.3	5.2	18.0
CDI-Life Sciences	6.9	2.3	4.8	1.7	2.1	44.2

	$304.1	100.0%	$277.1	100.0%	$27.0	9.8%

(1)	Revenues for 2006 have been reclassified to conform to the current year’s presentation.

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses and operating profit for ES for the three months ended June 30, 2007 and 2006:

	Three months ended June 30,				Increase (Decrease)
	2007		2006
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues(1)
Staffing services	$75.2	49.1%	$71.3	51.8%	$3.9	5.5%
Project outsourcing	75.9	49.5	65.6	47.6	10.3	15.8
Professional Services	2.1	1.4	0.8	0.6	1.3	159.9

	153.2	100.0	137.7	100.0	15.5	11.2
Cost of services	121.6	79.4	112.1	81.4	9.5	8.5

Gross profit	31.6	20.6	25.6	18.6	6.0	23.9
Operating and administrative expenses	23.6	15.4	21.1	15.3	2.5	11.7

Operating profit	$8.0	5.2%	$4.5	3.3%	$3.5	83.1%

(1)	Revenues for 2006 have been reclassified to conform to the 2007 presentation.

ES’s revenues increased in 2007, largely due to:

•	Increased capital spending by major customers, especially within project outsourcing,

•	Increased bill rates, reflecting our ability to pass on higher labor costs to our clients; and

•	Increased permanent placement revenue primarily from project recruitment outsourcing in the P&I vertical.

Gross profit dollars increased due to volume increases in the P&I, Government Services and Life Sciences verticals.

Gross profit margins increased primarily due to:

•

Improved mix of higher margin, longer cycle project outsourcing and professional services business in the P&I, Government Services and Life Sciences verticals and an increase in higher margin permanent placement revenues in the P&I vertical; and

•	Decline in lower margin technical staffing revenue within the Aerospace vertical.

ES’s operating and administrative expenses increased in 2007 primarily due to:

•	Higher staff salaries and incentive-based compensation associated with the increase in revenue and profit, primarily in the P&I vertical; and

•	Increased computer and facilities costs within the P&I vertical associated with the increase in revenue.

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses and operating profit for ES for the six months ended June 30, 2007 and 2006:

	Six months ended June 30,				Increase (Decrease)
	2007		2006
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues(1)
Staffing services	$151.1	49.6%	$141.6	51.1%	$9.5	6.7%
Project outsourcing	149.5	49.2	133.8	48.3	15.7	11.8
Professional Services	3.5	1.2	1.7	0.6	1.8	110.9

	304.1	100.0	277.1	100.0	27.0	9.8
Cost of services	242.6	79.8	224.1	80.9	18.5	8.2

Gross profit	61.5	20.2	53.0	19.1	8.5	16.0
Operating and administrative expenses	43.9	14.4	40.9	14.7	3.0	7.4

Operating profit	$17.6	5.8%	$12.1	4.4%	$5.5	45.2%

(1)	Revenues for 2006 have been reclassified to conform to the 2007 presentation.

ES’s revenues increased in 2007, principally due to:

•	Increased in capital spending by major customers, especially within project outsourcing,

•	Increased bill rates, reflecting our ability to pass on higher labor costs to our clients; and

•	Increased permanent placement revenue primarily from project recruitment outsourcing in the P&I vertical.

Gross profit dollars increased due to volume increases in the P&I, Government Services and Life Sciences verticals.

Gross profit margins increased primarily due to:

•

Improved mix of higher margin, longer cycle project outsourcing and professional services business in the P&I, Government Services and Life Sciences verticals and an increase in higher margin permanent placement revenues in the P&I vertical; and

•	Decline in lower margin technical staffing revenue within the Aerospace vertical.

ES’ operating and administrative expenses increased in 2007 primarily due to:

•	Higher staff salaries and incentive-based compensation associated with the increase in sales volume and profit, primarily in the P&I vertical,

•	Start-up costs of $0.8 million associated with two account wins; and

•	Increased computer and facilities costs within the P&I vertical associated with the increase in revenue.

These increases were partially offset by the reversal of a legal accrual of $1.6 million in the first quarter of 2007.

Information Technology Solutions (“ITS”)

Business Strategy

ITS provides a variety of information technology related services for its clients. These services include, staffing, consulting and project outsourcing. These service offerings require recruiting and retaining IT talent for temporary and permanent IT positions, industry expertise and the ability to determine appropriate solutions for business service needs. These services are provided to Fortune 1000 companies who have high volume IT requirements and/or the need to augment their own staff on a flexible basis.

The success of ITS’s staffing services is dependent upon maintaining and increasing penetration of its existing client base, its ability to win new contract awards and the availability and cost of its skilled labor pool. The market demand for ITS’s services is also heavily dependent upon the pace of technology change and the changes in business requirements and practices of its clients. The IT services industry is highly competitive and is subject to strong pricing pressures from customers and competition. New contracts are generally awarded through a formalized competitive bid process.

While staffing services continues to be a fundamental service, ITS has increased its efforts on providing higher-value IT project outsourcing and consulting services through the development of specific service lines. This shift in emphasis towards higher value IT services realigns ITS with CDI’s core business strategy. When providing a full range of integrated IT services, ITS will seek to differentiate itself from the competition, and optimize a client’s infrastructure, while targeting a reduction in overall IT costs and improved service levels.

Key Performance Indicators

The Company manages and assesses ITS’s performance through various means, with the primary financial and operational measures including revenue growth, gross profit margin, direct margin per hour, operating profit margin and return on net assets.

Revenue growth reflects performance on both new and existing contracts and accounts. The business model is such that incremental increases in revenue do not generally result in proportionate increases in operating and administrative costs, thus contributing to the improvement in profitability.

Gross profit margins reflect ITS’s ability to achieve desired pricing on new and renewed contracts and control the cost of skilled labor. It is also an indication of ITS’s ability to shift the mix of business to higher margin service offerings.

Return on net assets reflects ITS’s ability to generate profitable growth while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (DSO). Reduction in DSO will contribute to improvement in RONA.

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ITS for the three months ended June 30, 2007 and 2006:

	Three months ended June 30,				Increase (Decrease)
	2007		2006
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues (1)
Staffing services	$53.2	88.8%	$59.7	86.7%	$(6.5)	(10.9)%
Project outsourcing	6.5	10.9	8.9	12.9	(2.4)	(27.2)
Professional Services	0.2	0.3	0.3	0.4	(0.1)	(40.1)

	59.9	100.0	68.9	100.0	(9.0)	(13.2)
Cost of services	48.8	81.6	55.7	80.8	(6.9)	(12.4)

Gross profit	11.1	18.4	13.2	19.2	(2.1)	(15.6)
Operating and administrative expenses	10.6	17.6	11.6	16.9	(1.0)	(7.7)

Operating profit	$0.5	0.8%	$1.6	2.3%	$(1.1)	(69.5)%

(1)	Revenues for 2006 have been reclassified to conform to the 2007 presentation.

ITS’s revenues decreased from the prior year primarily due to declines in staffing services provided to smaller accounts as well as cutbacks by a large project outsourcing IT client. ITS continues to experience competitive pricing pressures within the staffing services marketplace.

ITS’s gross profit dollars decreased due to a reduction in all three revenue categories. Gross profit margin declined due to the reduction in outsourcing revenue and pricing pressures experienced within staffing services.

ITS’s operating and administrative expenses decreased primarily due to headcount reduction and other effective cost control initiatives implemented throughout 2006 and into 2007.

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ITS for the six months ended June 30, 2007 and 2006:

	Six months ended June 30,				Increase (Decrease)
	2007		2006
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues(1)
Staffing services	$110.6	88.5%	$115.2	86.6%	$(4.6)	(4.0)%
Project outsourcing	13.9	11.1	17.5	13.1	(3.6)	(20.6)
Professional Services	0.5	0.4	0.4	0.3	0.1	26.4

	125.0	100.0	133.1	100.0	(8.1)	(6.1)
Cost of services	101.9	81.5	107.7	80.9	(5.8)	(5.4)

Gross profit	23.1	18.5	25.4	19.1	(2.3)	(8.8)
Operating and administrative expenses	21.1	16.9	23.7	17.8	(2.6)	(10.2)

Operating profit	$2.0	1.6%	$1.7	1.3%	$0.2	14.6%

(1)	Revenues for 2006 have been reclassified to conform to the 2007 presentation.

ITS’s revenues decreased from the prior year primarily due to declines in services provided to smaller accounts as well as staffing cutbacks by a large project outsourcing IT client. ITS continues to experience competitive pricing pressures within the staffing services market place.

ITS’s gross profit dollars decreased due to a reduction in staffing services and project outsourcing. Gross profit margin declined due the reduction in outsourcing revenue and pricing pressures experienced within staffing services.

ITS’s operating and administrative expenses decreased primarily due to headcount reduction and other effective cost control initiatives implemented throughout 2006 and into 2007.

AndersElite (“Anders”)

Business Strategy

Anders is focused on providing the highest quality candidate and recruitment services within the built environment. Management believes Anders’ utilization of web-based recruiting is very effective, provides it with a large pool of highly qualified candidates, and enhances the Company’s ability to filter candidates to meet specific customer needs.

Anders has generated new business growth due to the opening of a new office in the U.K. in 2006 and two new offices in Australia, one in 2006 and another one in 2007. The Australian offices provide a pool of candidates to a tight U.K. labor market, in addition to generating business from Australia-based customers.

Demand in the U.K. infrastructure sector continues to grow with the rebuilding of the country’s rail system, other government-related projects, and private industry-related projects. In addition, Anders anticipates that the 2012 London Olympics will provide opportunities for future revenue and operating profit growth. Demand in Australia continues to grow in the construction, mining, rail, shipping, engineering and power and processing sectors.

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

Gross profits reflect Anders’ performance and ability to achieve desired pricing and control labor costs. Gross margin may not increase at the same percentage rate as revenue. Permanent placement revenue has a significant impact on gross margin. Since there are no direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross profit margins. A focus on maintaining and improving overall margins leads to improved profitability.

Return on net assets reflects Anders’ ability to generate profitable growth while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (DSO). Reduction in DSO will contribute to improvement in RONA.

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses and operating profit for Anders for the three months ended June 30, 2007 and 2006 in U.S. dollars:

	Three months ended June 30,				Increase (Decrease)
	2007		2006
(U.S. dollars in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$54.5	86.3%	$45.6	88.4%	$8.9	19.6%
Professional Services	8.7	13.7	6.0	11.6	2.7	44.3

	63.2	100.0	51.6	100.0	11.6	22.4
Cost of services	45.7	72.4	38.1	73.9	7.6	20.0

Gross profit	17.5	27.6	13.5	26.1	4.0	29.3
Operating and administrative expenses	14.0	22.0	11.6	22.4	2.4	21.0

Operating profit	$3.5	5.6%	$1.9	3.7%	$1.6	85.3%

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders for the six months ended June 30, 2007 and 2006 in U.S. dollars:

	Six months ended June 30,				Increase (Decrease)
	2007		2006
(U.S. dollars in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$108.8	87.2%	$89.3	89.1%	$19.5	21.8%
Professional Services	16.0	12.8	10.9	10.9	5.1	47.1

	124.8	100.0	100.2	100.0	24.6	24.5
Cost of services	91.2	73.0	74.8	74.6	16.4	21.9

Gross profit	33.6	27.0	25.4	25.4	8.2	32.4
Operating and administrative expenses	27.4	22.0	22.4	22.4	5.0	21.5

Operating profit	$6.2	5.0%	$3.0	3.0%	$3.2	105.9%

To more effectively discuss the comparative results of operations for the three months ended June 30, 2007 and 2006, the following table presents Anders’ results on a local currency basis (i.e., British Pounds - £):

	Three months ended June 30,				Increase (Decrease)
	2007		2006
(British pounds in millions)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenues
Staffing services	£27.4	86.3%	£25.2	88.4%	£2.2	8.9%
Professional Services	4.4	13.7	3.3	11.6	1.1	32.1

	31.8	100.0	28.5	100.0	3.3	11.5
Cost of services	23.0	72.4	21.0	73.9	2.0	9.6

Gross profit	8.8	27.6	7.5	26.1	1.3	17.1
Operating and administrative expenses	7.0	22.1	6.5	22.4	0.5	7.9

Operating profit	£1.8	5.5%	£1.0	3.7%	£0.8	77.2%

The increase in revenue was primarily due to:

•	Strong capital spending by the built industry continued to drive demand for both staffing and permanent placement services; and

•	Increased productivity among recruiting and sales personnel due to lower recruiter turnover rates and increased support to key producers.

Gross profit dollars increased due to sales growth and improved productivity mentioned above.

Gross profit margins increased primarily due to increases in higher margin permanent placement revenues due to a shift from staffing services to permanent placement services in the UK, and the rapid growth of the Australian offices, which generate primarily permanent placement revenues.

Anders’ operating and administrative expenses increased largely due to higher staff salaries and incremental incentive-based compensation associated with the increase in sales volume.

To more effectively discuss the comparative results of operations for the six months ended June 30, 2007 and 2006, the following table presents Anders’ results on a local currency basis (i.e., British Pounds - £):

	Six months ended June 30,				Increase (Decrease)
	2007		2006
(British pounds in millions)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenues
Staffing services	£55.1	87.2%	£50.2	89.2%	£4.9	9.7%
Professional Services	8.1	12.8	6.1	10.8	2.0	33.1

	63.2	100.0	56.3	100.0	6.9	12.3
Cost of services	46.2	73.0	42.0	74.6	4.2	9.9

Gross profit	17.0	27.0	14.3	25.4	2.7	19.1
Operating and administrative expenses	13.9	22.0	12.6	22.4	1.3	10.2

Operating profit	£3.1	5.0%	£1.7	3.0%	£1.4	85.0%

The increase in revenue was primarily due to:

•	Strong capital spending by the built industry continued to drive demand for both staffing and permanent placement services; and

•	Increased productivity among recruiting and sales personnel due to lower recruiter turnover rates and increased support to key producers.

Gross profit dollars increased due to sales growth and improved productivity mentioned above.

Gross profit margins increased primarily due to increases in higher margin permanent placement revenues due to a slight shift from staffing services to permanent placement services in the U.K., and the rapid growth of the Australian offices.

Anders’ operating and administrative expenses increase was largely due to higher staff salaries and incremental incentive-based compensation associated with the increase in sales volume, partially offset by lower advertising and marketing expenses.

Todays Staffing (“Todays”)

Business Strategy

Todays provides temporary, permanent placement and managed staffing of administrative, clerical, financial and legal personnel to its customers. Todays focuses on providing the highest quality candidate to fit the specific needs of the customer. This commitment to quality is reinforced by a process that includes behavioral interviews, customized evaluations, comprehensive reference checks and periodic employee assessments, and is supported by a satisfaction guarantee policy. Due to the quality control checks performed by Todays prior to placing the employee, the financial impact of this guarantee has been immaterial.

Todays’ operations are organized into two service divisions: (1) Temporary Placement Solutions, which include both large, multi-location national accounts and higher margin retail accounts (i.e., local and small business accounts) serviced in local branches or onsite at clients’ premises, and (2) Permanent Placement Solutions. Todays’ strategic growth objectives for market expansion include:

•	Retain and expand services to existing customers,

•	Target markets with strong growth characteristics in high margin services; and

•	Increase permanent placement services.

Key Performance Indicators

Todays monitors its performance through various operational and financial measures, including weekly billable hours, revenue growth, permanent placement revenue, direct margin per hour, gross margin and return on net assets.

Weekly billable hours and revenue growth are impacted by changes in market share, the ability to capitalize on opportunities created by economic expansion and performance on existing accounts. Incremental increases in weekly billable hours and revenue will not necessarily result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving profit margins.

Permanent placement revenue is driven by the number of placements and average placement fee. In some cases, an employee is initially assigned to a customer on a temporary basis, but is later hired by that customer. In those instances, Todays receives both staffing services revenue and a fee for the placement. Since there are no direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross margin rates.

Gross margin reflects Todays’ performance and ability to achieve desired pricing and control labor costs. While gross margin can shift as a result of the mix of business, a focus on maintaining and improving overall margins leads to improved profitability.

Return on net assets reflects Todays’ ability to generate profitable growth while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (DSO). Reduction in DSO will contribute to improvement in RONA.

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses and operating profit for Todays for the three months ended June 30, 2007 and 2006:

	Three months ended June 30,				Increase (Decrease)
	2007		2006
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$41.3	97.2%	$38.8	97.5%	$2.5	6.7%
Professional Services	1.1	2.8	1.0	2.5	0.1	13.7

	42.4	100.0	39.8	100.0	2.6	6.6
Cost of services	32.8	77.4	30.2	75.8	2.6	8.7

Gross profit	9.6	22.6	9.6	24.2	(0.0)	0.0
Operating and administrative expenses	8.5	20.0	8.2	20.7	0.3	6.1

Operating profit	$1.1	2.6%	$1.4	3.5%	(0.3)	(20.3)%

Todays’ revenue increased primarily due a 9.6% increase in bill rates which was partially offset by a drop in billable hours of approximately 3.0% within staffing services.

Gross profit was flat for the second quarter of 2007 compared to the same period in 2006, but down as a percentage of revenue due to industry wide margin pressures and a mix shift towards lower margin national accounts.

The increase in operating and administrative expense was primarily due to higher variable expense related to the revenue growth, partially offset by expense containment measures and productivity improvements.

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses and operating profit for Todays for the six months ended June 30, 2007 and 2006:

	Six months ended June 30,				Increase (Decrease)
	2007		2006
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$78.4	97.2%	$77.4	97.7%	$1.0	1.6%
Professional Services	2.1	2.8	1.8	2.3	0.3	19.1

	80.5	100.0	79.2	100.0	1.3	2.0
Cost of services	62.1	77.2	60.5	76.4	1.6	2.6

Gross profit	18.4	22.8	18.7	23.6	(0.3)	(1.8)
Operating and administrative expenses	16.6	20.6	16.6	21.0	(0.0)	2.3

Operating profit	$1.8	2.2%	$2.1	2.6%	(0.3)	(15.8)%

Todays’ revenue increased primarily due to strength in permanent placements, and an 8.7% increase in bill rates which were partially offset by a drop in billable hours of approximately 7.0% within staffing services.

Gross profit decreased in 2007 as compared to the same period in 2006, due to industry wide margin pressures and a mix shift towards lower margin national accounts.

Management Recruiters International (“MRI”)

Business Strategy

The MRI network is one of the largest search and recruitment organizations in the world. The key to MRI’s success is delivering value to its franchisees by providing products, services and business planning assistance to help maximize their business growth and productivity. MRI’s strategic growth objectives include expansion of current franchisees’ staffs to include more search consultants, expansion of the international franchise network and continued growth in underdeveloped U.S. market areas. In April 2006, the Company sold an international master franchise. Under the sale agreement, MRI assigned the rights to all of its existing international franchise agreements as well as the right to enter into any new franchise agreements abroad, with the exception of existing or future franchises in Japan. Although royalties initially declined as a result of the sale, operating expenses have also been reduced, and this arrangement is expected to be potentially accretive to operating profit. MRI believes that the master franchisee has the capability to expand the international franchise network, thereby increasing the flow of royalty payments to MRI.

Factors affecting MRI’s revenues include a strong U.S. and global economy and low unemployment rates. Permanent placement and royalty fees are driven by employer demand for mid-to-upper level managerial, professional and sales candidates, as well as the number of new franchise offices and franchise contract renewals. MRI continues to focus its efforts on growing existing franchisees by redeploying its personnel to field service teams which focus on maximizing customer contact and developing customer-level business plans to establish clear metrics and optimize network member performance. During 2006, MRI was able to renegotiate several franchise agreements to permit the sale of additional franchises in certain under-penetrated areas.

MRI currently provides back-office services that enable its franchisees to pursue temporary staffing opportunities. As part of MRI’s strategy to strengthen the franchise network and improve franchise productivity, a larger number of franchised offices are expected to use these services in the future.

Key Performance Indicators

MRI manages and assesses its performance through various means, with the primary operational and financial measures including weekly job orders, placements and billings, cash collections, royalties, number of franchise offices, franchise sales and renewals, billable hours, revenue growth and return on net assets.

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

Return on net assets reflects MRI’s ability to generate profitable growth while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (DSO). Reduction in DSO will contribute to improvement in RONA.

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended June 30, 2007 and 2006:

	Three months ended June 30,				Increase (Decrease)
	2007		2006
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$11.2	57.6%	$8.7	53.0%	$2.5	28.8%
Professional Services	8.3	42.4	7.7	47.0	0.6	6.8

	19.5	100.0	16.4	100.0	3.1	18.9
Cost of services	7.8	39.8	6.0	36.7	1.8	28.2

Gross profit	11.7	60.2	10.4	63.3	1.3	12.8
Operating and administrative expenses	7.4	38.2	6.9	41.9	0.5	7.3

Operating profit	$4.3	22.0%	$3.5	21.4%	$0.8	21.9%

MRI’s revenues increased in the second quarter of 2007 as a result of:

•	Higher staffing services revenue, reflecting placement of higher level professionals at higher average bill rates,

•	Increased domestic franchise sales of $0.3 million due to a higher closing percentage; and

•	Royalty revenue growth of 3.6%.

Gross profit dollars increased due to the sales growth mentioned above. Overall gross profit margin decreased as lower margin staffing services exceeded the growth of professional services.

The increase in operating and administrative expenses was largely due to:

•	Sales commissions associated with the revenue growth in staffing services; and

•	Variable expenses related to incremental franchise sales.

This increase was partially offset by the absence of impairment charges of $0.2 million recorded in the second quarter of 2006 due to a decline in the fair value of an asset held for sale.

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the six months ended June 30, 2007 and 2006:

	Six months ended June 30,				Increase (Decrease)
	2007		2006
(in millions)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenues
Staffing services	$20.2	56.5%	$17.0	52.8%	$3.2	18.3%
Professional Services	15.5	43.5	15.2	47.2	0.3	1.4

	35.7	100.0	32.2	100.0	3.5	10.9
Cost of services	14.1	39.5	11.8	36.7	2.3	18.3

Gross profit	21.6	60.5	20.4	63.3	1.2	5.7
Operating and administrative expenses	14.0	39.2	13.6	42.2	0.4	2.0

Operating profit	$7.6	21.3%	$6.8	21.1%	$0.8	11.9%

MRI’s revenues increased in 2007 as a result of:

•	Higher staffing services revenue, reflecting placement of higher level professionals at higher average bill rates; and

•	Increased sales of domestic franchises of $0.8 million.

Royalties decreased $0.5 million due to the sale of an international master franchise license which lowered royalty revenues by approximately $0.7 million, partially offset by royalty revenue growth of $0.2 million.

Gross profit dollars increased due to the sales growth mentioned above. Overall gross profit margin decreased as lower margin staffing services exceeded the growth of professional services.

The increase in operating and administrative expenses was largely due to:

•	Sales commissions associated with the revenue growth in staffing services; and

•	Variable expenses related to incremental franchise sales.

This increase was partially offset by the absence of impairment charges of $0.5 million recorded in 2006, related to declines in the fair value of an asset held for sale and lower office and facility expenses associated with the sale of the international master franchise in April 2006.

Corporate

Corporate expenses totaled $5.1 million for the second quarter of 2007 as compared to $4.6 million in the second quarter of 2006. The $0.5 million increase was principally the result of higher variable compensation and temporary recruiting expenses, offset by lower compliance spending. Corporate expenses totaled $9.8 million for the first half of 2007, as compared to $9.7 million for the first half of 2006.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

(in millions)	Six months ended, June 30,
	2007	2006
Operating Activities	$16.1	$3.0
Investing Activities	(3.8)	(5.7)
Financing Activities	6.8	3.3

Operating Activities

During the first half of 2007, the Company generated cash from operating activities of $16.1 million as compared to $3.0 million in 2006. The increase in operating cash flow versus the first half of 2006 was due to higher earnings of $6.4 million and a smaller increase in working capital requirements of $6.9 million largely due to improved collections of accounts receivable.

Investing Activities

CDI’s primary investing activities were for purchases of property and equipment. During the first six months of 2007, capital expenditures totaled $4.8 million, as compared to $5.8 million for the same period in the prior year. The decrease in capital spending was primarily due to capital expenditures in the first half of 2006 for the implementation of a new franchise reporting system for MRI, implementation of a new billing and payroll system for Todays and additional leasehold improvements at the corporate headquarters. In 2007, capital expenditures were for computer hardware and software to support the growth in engineering services in the P&I vertical and continued development of new recruiting software to support the ES and ITS verticals. Additionally, the Company received net proceeds of $0.9 million in 2007 from the sale of an MRI asset held for sale. Capital expenditures in 2007 are expected to be approximately $10 million.

Financing Activities

Net cash provided by financing activities increased by $3.6 million during the first half of 2007, as compared to the same period in 2006. The Company received $5.4 million in proceeds from stock options exercised during the first half of 2007 as compared to $2.4 million received during the same period in 2006. The level of cash overdrafts increased by $3.7 million as compared to the same period in 2006, principally due to timing of payments. Additionally, during the first half of 2006, the Company funded increased levels of working capital requirements through short-term borrowings of $3.8 million.

The Company paid shareholders dividends totaling $4.4 million during the first quarters of 2007 and 2006. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements.

Summary

The Company’s business model should generate positive cash flow over the business cycle. However, periods of growth, and to a lesser extent, seasonality, do impact working capital needs and cash flow. Management believes that the Company’s current funds, funds generated from operations and funds available under its short-term debt facility will be sufficient to meet currently anticipated working capital, capital expenditures, dividends and potential acquisitions. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

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

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates to its operations in foreign countries conducted through subsidiaries operating primarily in the United Kingdom, Canada, Germany and Australia. Exchange rate fluctuations impact the U. S. dollar value of reported earnings derived from these foreign operations as well as from the Company’s investment in the net assets related to these operations. The Company engages in hedging activities with respect to its foreign operations.

In the first quarter of 2007, the Company purchased Canadian dollar, British pound sterling and Euro currency options at a cost of $451,000. The options are for various amounts in local currency on a quarterly basis and will expire respectively at the end of the second, third and fourth quarters in 2007.

The Company’s direct exposure to interest rate changes is not significant. The company had no borrowings during the first half of 2007. During the first half of 2006, the Company’s outstanding borrowings ranged from $0.1 million to $16.0 million and the average interest rate on short-term borrowings was 7.8%. At June 30, 2006, the Company had outstanding bank borrowings of $3.8 million. The Company’s investments in money market instruments are primarily at variable rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter ended June 30, 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although we cannot yet determine with any reliability the amount and materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in its consolidated financial statements as of June 30, 2007.

In March 2007, the Company received notification of its successful appeal of a 2004 judgment against the Company. While the other party has petitioned the state supreme court to accept the appeal of this decision, management believes it is unlikely the decision will be overturned. Accordingly, in March 2007, the Company reversed the $1.6 million legal accrual previously recorded to operating and administrative expenses.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 15, 2007, the Company held its annual meeting of shareholders. The matters voted upon at the meeting were (1) the election of seven directors of the Company, and (2) the ratification of KPMG LLP as the Company’s independent auditor for 2007.

The vote for the election of directors was as follows:

	For	Withheld
Roger H. Ballou	18,949,644	330,674
Michael J Emmi	19,075,900	204,418
Walter R. Garrison	16,052,054	3,228,264
Lawrence C. Karlson	17,946,432	1,333,886
Ronald J. Kozich	19,086,032	194,286
Constantine N. Papadakis	19,076,916	203,402
Barton J. Winokur	18,454,086	826,232

The vote to ratify the appointment of KPMG LLP as the Company’s independent auditor for 2007 was as follows:

For	19,142,315
Against	132,562
Abstain	9,621

Item 5.	Other Information

None.

Item 6.	Exhibits

10	Changes to the Directors’ Compensation Arrangements, approved by the Board of Directors on June 11, 2007 and effective on July 18, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.

August 3, 2007	By:	/s/ Mark A. Kerschner
Mark A. Kerschner Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

10	Changes to the Directors’ Compensation Arrangements, approved by the Board of Directors on June 11, 2007 and effective on July 18, 2007.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.