Form 10-Q
period 2007-09-30
CDI CORP
filed 2007-11-07
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Outstanding shares of each of the Registrant’s classes of common stock as of October 31, 2007 were:

Common stock, $.10 par value	20,330,371 shares
Class B common stock, $.10 par value	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CDI Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$113,582	$33,551
Accounts receivable, less allowance for doubtful accounts of $3,068 - September 30, 2007; $3,294 - December 31, 2006	232,283	224,334
Prepaid expenses and other assets	5,555	7,159
Deferred income taxes	4,893	5,834
Current assets of discontinued operations (Note 6)	—	19,805

Total current assets	356,313	290,683

Property and equipment, net	35,110	37,240
Deferred income taxes	9,582	2,412
Goodwill	51,520	50,685
Other assets	7,252	5,610
Non-current assets of discontinued operations (Note 6)	—	26,489

Total assets	$459,777	$413,119

See accompanying notes to consolidated financial statements.

CDI Corp. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$2,514	$2,508
Accounts payable	30,313	33,930
Withheld payroll taxes	2,626	2,313
Accrued compensation and related expenses	57,800	40,446
Other accrued expenses and other liabilities	18,964	17,908
Income taxes payable	4,750	2,259
Current liabilities of discontinued operations (Note 6)	—	5,540

Total current liabilities	116,967	104,904

Deferred compensation and other non-current liabilities	12,841	8,883

Total liabilities	129,808	113,787

Commitments and Contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 21,291,832 shares - September 30, 2007; 20,975,230 shares - December 31, 2006	2,129	2,098
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	50,133	41,443
Retained earnings	284,741	265,015
Accumulated other comprehensive income	15,350	13,160
Less common stock in treasury, at cost - 966,706 shares	(22,384)	(22,384)

Total shareholders’ equity	329,969	299,332

Total liabilities and shareholders’ equity	$459,777	$413,119

See accompanying notes to consolidated financial statements.

CDI Corp. and Subsidiaries

Consolidated Statements of Earnings

(Unaudited)

(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$298,708	$285,905	$888,339	$828,469
Cost of services	226,315	219,676	676,106	638,064

Gross profit	72,393	66,229	212,233	190,405

Operating and administrative expenses	60,825	56,473	177,091	166,655

Operating profit	11,568	9,756	35,142	23,750
Interest income and other (expense), net	508	(42)	1,207	(576)

Earnings before income taxes from continuing operations	12,076	9,714	36,349	23,174
Income tax expense	4,109	4,024	12,692	8,452

Earnings from continuing operations	7,967	5,690	23,657	14,722
Earnings from discontinued operations, net of tax (Note 6)	1,622	412	2,729	1,740

Net earnings	$9,589	$6,102	$26,386	$16,462

Basic earnings per share:
Continuing operations	$0.39	$0.28	$1.17	$0.74
Discontinued operations	0.08	0.02	0.14	0.09

Net earnings	$0.47	$0.30	$1.31	$0.83

Diluted earnings per share:
Continuing operations	$0.39	$0.28	$1.17	$0.73
Discontinued operations	0.08	0.02	0.13	0.09

Net earnings	$0.47	$0.30	$1.30	$0.82

See accompanying notes to consolidated financial statements.

CDI Corp. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Common stock
Beginning of period	$2,127	$2,096	$2,098	$2,079
Exercise of stock options	1	1	29	13
Stock purchase plan	1	—	2	5

End of period	$2,129	$2,097	$2,129	$2,097

Additional paid-in-capital
Beginning of period	$49,155	$40,168	$41,443	$35,459
Reclassification from unamortized value of restricted stock	—	—	—	(32)
Exercise of stock options	189	236	5,517	2,579
Stock-based compensation	757	480	2,135	2,573
Tax benefit from stock plans	32	141	1,038	446

End of period	$50,133	$41,025	$50,133	$41,025

Retained earnings
Beginning of period	$277,380	$256,514	$265,015	$250,534
Net earnings	9,589	6,102	26,386	16,462
Dividends paid to shareholders	(2,228)	(2,202)	(6,660)	(6,582)

End of period	$284,741	$260,414	$284,741	$260,414

Accumulated other comprehensive income
Beginning of period	$15,875	$9,279	$13,160	$5,822
Reclassification adjustment for foreign currency translation gain included in net income (relates to discontinued operations)	(2,506)	—	(2,506)	—
Foreign currency translation adjustment	1,981	2,935	4,696	6,392

End of period	$15,350	$12,214	$15,350	$12,214

Unamortized value of restricted stock issued
Beginning of period	$—	$—	$—	$(32)
Reclassification to additional paid in capital	—	—	—	32

End of period	$—	$—	$—	$—

Treasury stock
Beginning and end of period	$(22,384)	$(22,384)	$(22,384)	$(22,384)

Comprehensive income
Net earnings	$9,589	$6,102	$26,386	$16,462
Reclassification adjustment for foreign currency translation gain included in net income (relates to discontinued operations)	(2,506)	—	(2,506)	—
Foreign currency translation adjustment	1,981	2,935	4,696	6,392

Total	$9,064	$9,037	$28,576	$22,854

See accompanying notes to consolidated financial statements.

CDI Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands, except share data)

	Nine months ended September 30,
	2007	2006
Operating activities from continuing operations:
Net earnings	$26,386	$16,462
Less: earnings from discontinued operations, net of tax	(2,729)	(1,740)

Earnings from continuing operations	23,657	14,722
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	8,097	7,267
Deferred income taxes	(6,206)	2,304
Stock-based compensation	2,366	1,585
Impairment of asset held for sale	—	611
Changes in operating assets and liabilities:
Accounts receivable, net	(3,930)	(32,029)
Prepaid expenses	(694)	(2,623)
Accounts payable	(4,136)	(13)
Accrued expenses and other current liabilities	14,469	18,534
Income taxes	1,908	(569)
Other assets, non-current liabilities and other	1,252	(231)

Net cash provided by operating activities	36,783	9,558

Investing activities from continuing operations:
Additions to property and equipment	(5,844)	(8,250)
Net proceeds from sale of property (Note 5)	915	—
Net proceeds from sale of business (Note 6)	39,776	—
Other	148	56

Net cash provided by (used in) investing activities	34,995	(8,194)

Financing activities from continuing operations:
Dividends paid to shareholders	(6,660)	(6,582)
Cash overdraft	6	804
Proceeds from exercises of employee stock options	5,545	2,592
Tax benefit from equity compensation plans	1,038	446

Net cash used in financing activities	(71)	(2,740)

Discontinued operations:
Cash provided by operating activities	7,072	6,453
Cash used in investing activities	(307)	(534)
Cash provided by financing activities	92	—

Net cash provided by discontinued operations	6,857	5,919

Effect of exchange rate changes on cash	1,467	932

Net increase in cash and cash equivalents	80,031	5,475

Cash and cash equivalents at beginning of period	33,551	13,407

Cash and cash equivalents at end of period	$113,582	$18,882

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$80
Cash paid for income taxes, net	14,713	7,392

See accompanying notes to consolidated financial statements.

CDI Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of CDI Corp. (“CDI” or the “Company”) are unaudited. The balance sheet as of December 31, 2006 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report Form 10-K for such period, filed on March 7, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain prior period information has been reclassified to conform to the current period presentation.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three- and nine-months ended September 30, 2007 are not necessarily indicative of results that may be expected for the full year.

2.	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which allows companies the option of electing fair value accounting to measure certain financial instruments and other items. SFAS 159 will be effective for the Company as of January 1, 2008. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on the financial statements of the Company.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. On January 1, 2007 and at September 30, 2007, the Company had $1.5 million and $1.7 million, respectively, of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. As required by FIN 48, at September 30, 2007, the Company has included $1.6 million of the unrecognized tax benefits in “Deferred compensation and other non-current liabilities” with the balance of $0.1 million in current “Income taxes payable”. At December 31, 2006, the entire balance was included in current “Income taxes payable”. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense if warranted. As of September 30, 2007, the Company has approximately $0.4 million of accrued interest and no accrued penalties related to uncertain tax positions. The Company files a consolidated U.S. federal income tax return, along with state and foreign income tax returns in various jurisdictions as required. The U.S. federal tax return is open for examination back to 2004. State income tax returns are open as far back as 2002. Foreign income tax returns are open as far back as 1998.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company as of January 1, 2008. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on the financial statements of the Company.

CDI Corp. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

3.	Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reportable segment, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the period over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducted its latest annual goodwill impairment test as of July 1, 2007 and identified no impairments.

The following table summarizes the changes in the Company’s carrying value of goodwill by reportable segment from December 31, 2006 to September 30, 2007:

	Balance at December 31, 2006	Translation Adjustments	Balance at September 30, 2006
Engineering Solutions	$16,588	$—	$16,588
AndersElite	23,906	741	24,647
MRI	10,191	94	10,285

	$50,685	$835	$51,520

4.	Short-term Borrowings

On February 28, 2007, the Company entered into an unsecured, committed credit agreement, which provides for a revolving credit facility of up to $45.0 million. The credit agreement expires on February 27, 2008. Interest on borrowings under the facility is based on the nature and tenure of the borrowings and may be (a) in the case of U.S. dollar borrowings, the greater of the Prime Rate or the Federal Funds Effective Rate (as defined in the agreement) plus 0.50% or (b) in the case of Eurodollar borrowings, the Adjusted LIBOR Rate (as defined in the credit agreement). The restrictive covenants contained in the credit agreement limit the Company with respect to, among other things, subsidiary indebtedness, creating liens on its assets, mergers or consolidations, disposition of assets other than in the ordinary course of business, acquisitions and investments. Additionally, the Company is required to maintain a minimum Adjusted EBITDA (as defined in the credit agreement) to interest expense ratio of 1.5 to 1, not to exceed a maximum Debt to Consolidated EBITDA ratio of 2.5 to 1 and maintain a minimum shareholders’ equity of $228 million plus 35% of consolidated net income for each fiscal quarter ending after the credit agreement was signed. During the nine-months ended September 30, 2007, the Company did not have any borrowings under this facility and is in compliance with all such covenants.

In 2006, the Company had an uncommitted, unsecured line of credit, which provided for borrowings of up to $35.0 million for short-term working capital needs. The line expired on February 28, 2007. Interest on outstanding borrowings under this line was determined, at the option of the Company, either by the Prime Rate or the Adjusted LIBOR Rate (as defined in the related promissory note) plus 0.60%. There were no commitment or facility fees associated with this line of credit.

During the first nine months of 2006, the Company’s outstanding borrowings ranged from $0.1 million to $16.0 million and the weighted average interest rate on short-term borrowings was 7.8%. Interest expense for the three- and nine-month periods ended September 30, 2006 was less than $0.1 million.

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

CDI Corp. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

For the three- and nine-month periods ended September 30, 2006, the Company recorded impairment charges of $ 0.1 million and $0.6 million, respectively, with regard to this asset, which charges are included in operating and administrative expenses in the consolidated statements of earnings. At December 31, 2006, the asset of $2.4 million was included in the consolidated balance sheet in “Prepaid expenses and other assets” and the mortgage payable of $1.4 million was presented in “Other accrued expenses and other liabilities”. The value of the asset was included in MRI for segment reporting purposes (see Note 8).

6.	Discontinued Operations

On September 19, 2007, the Company signed a definitive agreement to sell all of the issued and outstanding common stock of its Todays Staffing, Inc. (“Todays”) subsidiary to Spherion Corporation. The sale closed on September 28, 2007. The sale price was $40.1 million in cash and the Company retained responsibility for certain liabilities and certain current and deferred income taxes directly related to the business. The Company recorded a gain of $2.1 million ($1.4 million after-tax) in connection with the sale. The sale price is subject to a working capital adjustment which is expected to be determined during the fourth quarter of 2007. Included in “Accrued compensation and related expenses” and “Other accrued expenses and other liabilities” of continuing operations at September 30, 2007 are $2.0 million of estimated working capital and other transaction-related liabilities.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the financial results of the Todays business segment have been presented as discontinued operations in the consolidated financial statements for all periods presented.

The results of discontinued operations are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net Revenue	$36,720	$36,546	$117,168	$115,791

Earnings before income taxes from discontinued operations	443	651	2,211	2,750
Income tax expense	166	239	827	1,010

Earnings from discontinued operations, net of taxes	277	412	1,384	1,740
Gain from disposal of discontinued operations, net of taxes of $741	1,345	—	1,345	—

Total earnings from discontinued operations, net of taxes	$1,622	$412	$2,729	$1,740

7.	Earnings per Share

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of earnings.

CDI Corp. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

The number of common shares used to calculate basic and diluted earnings per share for the three- and nine-months ended September 30, 2007 and 2006 was determined as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic
Average shares outstanding	20,314,276	20,000,944	20,184,823	19,928,877
Restricted shares issued not vested	(16,829)	(5,783)	(12,190)	(4,811)

	20,297,447	19,995,161	20,172,633	19,924,066

Diluted
Shares used for basic calculation	20,297,447	19,995,161	20,172,633	19,924,066
Dilutive effect of shares / units granted under Omnibus Stock Plan	105,038	65,153	123,892	107,415
Dilutive effect of units issuable under Stock Purchase Plan	51,584	42,063	54,940	47,705

	20,454,069	20,102,377	20,351,465	20,079,186

8.	Reporting Segments

Through December 31, 2006, the Company operated through four reporting segments: Business Solutions (“BS”), AndersElite (“Anders”), Todays Staffing (“Todays”), and Management Recruiters International (“MRI”). As of January 1, 2007, the Company began separately reporting CDI Engineering Solutions (“ES”) and CDI IT Solutions (“ITS”), which previously comprised the BS segment. This change reflects the Company’s new operating structure and is intended to provide investors with additional information on the Company’s engineering versus its information technology revenue and operating profit.

As discussed in Note 6 - Discontinued Operations, the Company sold its Todays business segment on September 28, 2007. As of September 30, 2007, the Company has four reporting segments: ES, MRI, Anders and ITS.

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

•	CDI-Aerospace – Provides a full range of engineering, design, project management, professional engineering staffing and outsourcing solutions to both the commercial and military aerospace markets.

•	CDI-Government Services – Focuses on providing engineering, design and logistics services to the defense industry.

•

CDI-Life Sciences – Offers design, validation, project management, engineering, professional staffing and outsourcing solutions to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries.

MRI is a franchisor providing support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers. MRI also provides back office services that enable its franchisees to pursue temporary staffing opportunities.

Anders provides temporary and permanent candidates to customers in the infrastructure environment seeking staff in

CDI Corp. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

building, construction and related professional services, through a network of company offices. The Company maintains offices in the United Kingdom, although it sources some candidates from Australia and New Zealand for the United Kingdom market. The Company also has offices in Australia where it provides temporary and permanent candidates to customers.

ITS provides a variety of information technology related services to its clients. These services include staffing (temporary, managed and permanent), consulting and outsourcing (onsite and offsite). These service offerings require recruiting and retaining IT talent for temporary and permanent IT positions, industry expertise and the ability to determine appropriate solutions for business service needs.

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for purposes of business segment performance measurement, the Company charges certain expenses directly attributable to the segments and allocates certain expenses and support costs. Support costs consist principally of employee benefit administration, accounting support, IT services and shared service center costs. Identifiable assets of the business segments exclude corporate assets, which principally consist of cash and certain prepaid expenses, non-trade accounts receivable, deferred tax assets attributable to the former BS segment, property and equipment, and other assets.

The Company has revised the reporting segments’ prior year revenue and operating profit for the ES and ITS split only for comparative purposes. Operating segment data is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
ES	$154,647	$140,230	$458,781	$417,342
MRI	20,830	17,623	56,500	49,769
Anders	66,356	58,639	191,144	158,848
ITS	56,875	69,413	181,914	202,510

	$298,708	$285,905	$888,339	$828,469

Operating profit (loss):
ES	$8,070	$4,916	$25,696	$17,057
MRI	4,240	4,069	11,840	10,860
Anders	3,857	2,706	10,070	5,724
ITS	327	2,523	2,311	4,220
Corporate	(4,926)	(4,458)	(14,775)	(14,111)

	$11,568	$9,756	$35,142	$23,750

CDI Corp. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

The following table reconciles the amount of revenue and operating profit reported for the prior year periods to the revised amounts as shown above:

	Three months ended September 30, 2006
	Amounts previously reported	Reclassifications	As Revised
Revenue:
BS	$209,643	$(209,643)	$—
ES		140,230	140,230
ITS		69,413	69,413

	$209,643	$—	$209,643

	Nine months ended September 30, 2006
	Amounts previously reported	Reclassifications	As Revised
Revenue:
BS	$619,852	$(619,852)	$—
ES		417,342	417,342
ITS		202,510	202,510

	$619,852	$—	$619,852

	Three months ended September 30, 2006
	Amounts previously reported	Reclassifications	As Revised
Operating profit:
BS	$7,439	$(7,439)	$—
ES		4,916	4,916
ITS		2,523	2,523

	$7,439	$—	$7,439

	Nine months ended September 30, 2006
	Amounts previously reported	Reclassifications	As Revised
Operating profit:
BS	$21,277	$(21,277)	$—
ES		17,057	17,057
ITS		4,220	4,220

	$21,277	$—	$21,277

CDI Corp. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially all from external customers.

Segment asset data is presented in the table below. Segment assets at December 31, 2006 have been reclassified to conform to the current period presentation.

	September 30, 2007	December 31, 2006
Assets:
ES	$146,397	$139,036
MRI	33,461	31,689
Anders	81,093	70,819
ITS	51,031	67,313
Corporate	147,795	57,968

	$459,777	$366,825

The following table reconciles the amount of assets previously reported to the revised amounts as shown above:

	December 31, 2006
	Amounts previously reported	Adjustment		Reclassifications	As Revised
Assets:
BS	$233,946	$—		$(233,946)	$—
ES		—		139,036	139,036
ITS		—		67,313	67,313
Corporate	34,163	(3,792	)(1)	23,597	57,967

	$268,109	$(3,792	)(1)	$—	$264,316

(1) Adjusted for the impact of $3,792 in net deferred taxes retained as a result of the disposal of Todays.

9.	International Master Franchise Agreement

Effective April 1, 2006, the Company entered into an international master franchise agreement, which transferred to a third party all existing international franchise agreements as well as the right to enter into new franchise agreements abroad, with the exception of existing or future franchises in Japan. The Company received an initial franchise fee of $0.3 million upon execution of the agreement and receives a portion of the franchise fees for all new franchises sold by the master franchisee. The Company also receives continuing royalty payments. The Company also transferred an office lease and certain employees and sold fixed assets for $0.1 million, which amount approximated the aggregate net book value of those fixed assets.

CDI Corp. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

10.	Commitments, Contingencies and Legal Proceedings

The Company has litigation and other claims pending which have arisen in the ordinary course of business.

In March 2007, the Company received notification of its successful appeal of a 2004 judgment against the Company. Thereafter, the other party petitioned the state supreme court to accept the appeal of this decision and that petition has been denied. The other party subsequently petitioned the state supreme court for re-consideration, but management believes it is very unlikely the decision will be overturned. In March 2007, the Company reversed the $1.6 million legal accrual previously recorded for this matter to operating and administrative expenses.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. We believe it is likely that the OFT will ultimately impose a fine on Anders. Although we cannot yet determine with any reliability the amount of the fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in its consolidated financial statements as of September 30, 2007.

In January 2007, the Company received a claim from a customer seeking $1.8 million due to alleged errors in the Company’s engineering design work. The parties have resolved the matter and the Company has been formally released from the claim. The Company recorded a $0.1 million provision to reflect resolution of this matter.

11.	Subsequent Event

On October 23, 2007, the Company declared a quarterly dividend of $0.13 per share to be paid on November 21, 2007 to all shareholders of record as of November 7, 2007. As of October 31, 2007, there were 20,330,371 shares outstanding.

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, expected expenditures and future financial results, are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following: changes in general economic conditions and levels of capital spending by customers in the industries that we serve; the impact of a potential reduction in demand in our staffing business; possible inaccurate assumptions or forecasts regarding the bill rate, profit margin and duration of assignment applicable to billable personnel (and regarding the utilization rate of billable personnel in our project business); competitive market pressures; the availability and cost of qualified labor; changes in customers’ attitudes towards outsourcing; our level of success in attracting, training and retaining qualified management personnel and other staff employees; the ability to pass on to customers increases in costs (such as those relating to workers’ compensation, unemployment insurance, medical insurance coverage or other costs which may arise from regulatory requirements); our performance on customer contracts; the possibility of incurring liability for our activities, including the activities of our temporary employees; adverse consequences arising out of the U.K. Office of Fair Trading investigation; and government policies or judicial decisions adverse to the staffing industry. More detailed information about some of these risks and uncertainties may be found in other filings by the Company with the SEC, particularly in the section entitled “Risk Factors” in Part 1, Item 1A of the Company’s Annual Report Form 10-K for the year ended December 31, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such statements, whether as a result of new information, future events or otherwise.

Overview

Results of Operations

On September 28, 2007, the Company sold its Todays Staffing, Inc. (“Todays”) subsidiary for $40.1 million and realized an after tax gain of $1.4 million on the sale. This is a significant step in the Company’s efforts over the past few years to refocus CDI’s business on engineering and IT project outsourcing and professional staffing services. As a result of the sale, the financial results of Todays business segment have been presented as discontinued operations in the financial statements for all periods presented. The discussion that follows in the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” will pertain to continuing operations only.

CDI’s operating performance in the third quarter of 2007 continued to demonstrate positive momentum as revenue from continuing operations increased 4.5% as compared to the same period in 2006. This increase was due to a number of factors, including increased capital spending by customers in many of the Company’s business units, a relatively healthy economic environment and continued strength in hiring and employment levels. Engineering Solutions, Management Recruiters International and AndersElite each reported double-digit revenue growth in the third quarter of 2007, while Information Technology Solutions reported a revenue decline.

During the third quarter of 2007, CDI’s net earnings from continuing operations increased 40.0% as compared to the same period in 2006. This increase was due primarily to revenue growth in longer duration, higher margin accounts along with significant growth in permanent placements, both of which enabled gross profit dollars to grow 9.3%, more than double the 4.5% growth in revenue. This produced a variable contribution margin (“VCM”) of 14.2% and an operating profit margin of 3.9% for the third quarter of 2007.

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

Business Strategy

CDI’s strategic objective is to be a leading global provider of engineering and information technology outsourcing solutions and professional staffing. These services enable CDI’s customers to focus on their core competencies and drive profitable growth and return on capital investment.

CDI’s business model is based on certain critical elements. CDI strives to meet the needs of its customers through its ability to develop cost-effective engineering and IT solutions, to manage the implementation of complex projects and to provide highly-qualified technical and managerial personnel. A key strategic objective of the Company is to focus more on higher value, higher margin and longer cycle business, such as engineering project outsourcing and solutions business and professional services, consisting of permanent placement and franchise-related services. Over the past, the Company has developed more efficient business processes, instituted cost containment measures and increased productivity.

Key Performance Indicators

Revenue growth is favorably impacted by external factors such as a strong business environment, an increase in capital spending related to many of CDI’s business units and low unemployment rates. Improving economic growth typically results in increasing demand for labor. Low unemployment rates often correlate with strong demand for the types of employees CDI’s customers hire on a permanent and contract basis. Operationally, CDI’s ability to capitalize on opportunities created by economic expansion, its performance on new and existing accounts, new contract and account wins, and its ability to mitigate competitive pricing pressures affect the Company’s ability to increase revenue.

Gross profit and gross profit margin reflect CDI’s ability to realize pricing consistent with value provided, to incorporate changes in market demand, and to control and pass through direct costs. While gross profit margin can shift as a result of the mix of business, the Company believes that a focus on maintaining and improving overall margins will lead to improved profitability. Professional services revenue, consisting of permanent placement and franchise related services, also has an impact on gross profit margin. Since there are no direct costs associated with professional services revenue, increases or decreases in such revenue can have a disproportionate impact on gross profit margin.

Variable contribution margin (“VCM”) is a measure of the amount of profit that flows to the operating profit line for each dollar of revenue growth. VCM is calculated as the year-over-year change in operating profit divided by the year-over-year change in revenue.

The Company has established the following long-term performance goals:

•	Produce pretax return on net assets (“RONA”) of 20% and redeploy assets unable to meet this target;

•	Generate operating profit margin of 5% through financial discipline and lean headquarters operations; and

•	Generate VCM in the 12% to 14% range on incremental revenue.

During the third quarter of 2007, the Company achieved the RONA and VCM goals and made progress on the operating profit margin goal as a result of improved business performance and the sale of Todays.

Investigation by the U.K. Office of Fair Trading

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although we cannot yet determine with any reliability the amount of the fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in the Company’s consolidated financial statements as of and for the periods ended September 30, 2007.

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

Consolidated Results of Operations for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006

The table that follows presents revenue by service type along with certain key metrics (in percentages) for the three-month periods ended September 30, 2007 and 2006:

	Three months ended September 30,				Increase (Decrease)
(in thousands)	2007	% of Total Revenue	2006	% of Total Revenue	$	%
Revenue(1)
Staffing services	$197,511	66.1%	$195,793	68.5%	$1,718	0.9%
Project outsourcing	80,853	27.1	74,473	26.0	6,380	8.6
Professional services	20,344	6.8	15,639	5.5	4,705	30.1

	$298,708	100.0%	$285,905	100.0%	$12,803	4.5%

Gross profit	$72,393	24.2%	$66,229	23.2%	$6,164	9.3%
Operating and administrative expenses	60,825	20.4	56,473	19.8	4,352	7.7
Operating profit	11,568	3.9	9,756	3.4	1,812	18.6
Net earnings from continuing operations	7,967	2.7	5,690	2.0	2,277	40.0

Cash and cash equivalents	113,582		18,882		94,700	501.5
Cash flow provided by operations	24,662		13,011		11,651	89.5
Effective tax rate	34.0%		41.4%
After-tax return on shareholders’ equity(2)	9.5%		6.1%
Pre-tax return on net assets(3)	20.5%		11.9%
Variable contribution margin(4)	14.2%		11.2%

(1)	Revenue for 2006 has been reclassified to conform to the current year’s presentation.
(2)	Current quarter combined with the three preceding quarters’ net earnings from continuing operations divided by the average shareholders’ equity.
(3)	Current quarter combined with the three preceding quarters’ pre-tax earnings from continuing operations divided by the average net assets. Net assets include total assets from continuing operations minus total liabilities from continuing operations excluding cash, external debt and income tax accounts.
(4)	Year-over-year change in operating profit from continuing operations divided by year-over-year change in revenue from continuing operations.

Revenue increased primarily due to increased demand for engineering project outsourcing services in the oil and gas, alternative energy and defense industries, and strong capital spending by the construction industry in the U.K. and Australia. The revenue increases were partially offset by a decline in IT staffing services revenue.

Gross profit margins increased as a result of a shift in business toward higher margin project outsourcing services in Engineering Solutions and permanent placement services revenue in Engineering Solutions and Anders.

Consolidated operating and administrative expenses increased primarily due to higher staff salaries, incentive-based and stock-based compensation largely driven by the improved financial performance discussed above.

Operating profit grew 18.6% and operating profit margin increased from 3.4% to 3.9%, demonstrating progress towards the Company’s goal of 5%. VCM of 14.2% slightly exceeded our target range of 12-14%. The increase in VCM was primarily due to the shift in the Company’s business to higher value, higher margin, longer cycle business, which led to gross margin and operating profit growing faster than revenue. RONA of 20.5% slightly exceed our target of 20.0%. The increase in RONA is primarily the result of higher earnings combined with improved accounts receivable collections.

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

The Company’s effective income tax rate was 34.0% in the third quarter of 2007 and 41.4% in the third quarter of 2006. The rate in 2007 was favorably impacted by investments in tax-exempt instruments and a higher proportion of foreign earnings taxed at lower rates, while the rate in 2006 was unfavorably impacted by an increase in the valuation allowance recorded against certain deferred tax assets. The Company expects the full year 2007 effective tax rate to be in the range of 34-36%.

Consolidated Results of Operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006

The table that follows presents revenue by service type along with some key metrics (in percentages) for the nine-month periods ended September 30, 2007 and 2006:

	Nine months ended September 30,				Increase (Decrease)
(in thousands)	2007	% of Total Revenue	2006	% of Total Revenue	$	%
Revenue(1)
Staffing services	$588,207	66.2%	$558,975	67.5%	$29,232	5.2%
Project outsourcing	244,228	27.5	225,634	27.2	18,594	8.2
Professional services	55,904	6.3	43,860	5.3	12,044	27.5

	$888,339	100.0%	$828,469	100.0%	$59,870	7.2%

Gross profit	212,233	23.9%	190,405	23.0%	21,828	11.5%
Operating and administrative expenses	177,091	19.9	166,655	20.1	10,436	6.3
Operating profit	35,142	4.0	23,750	2.9	11,392	48.0
Net earnings from continuing operations	23,657	2.7	14,722	1.8	8,935	60.7

Cash flow provided by operations	$36,783		$9,558		$27,225	284.8%
Effective tax rate	34.9%		36.5%
Variable contribution margin(2)	19.0%		8.5%

(1)	Revenue for 2006 has been reclassified to conform to the current year’s presentation.
(2)	Year-over-year change in operating profit from continuing operations divided by year-over-year change in revenue from continuing operations.

Revenue increased primarily due to increased demand for engineering project outsourcing services in the oil and gas, alternative energy, life sciences and defense industries and strong capital spending by the construction industry in the U.K. and Australia.

Gross profit margins increased as a result of a shift in business toward higher margin project outsourcing services in Engineering Solutions and permanent placement services revenue in Engineering Solutions and Anders.

Consolidated operating and administrative expenses increased primarily due to higher staff salaries, incentive-based and stock-based compensation largely driven by the improved financial performance discussed above.

Partially offsetting these expense increases were:

•	Reversal of a legal accrual of $1.6 million in the first quarter of 2007; and

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

•	Impairment charges of $0.6 million recorded in 2006 related to declines in the fair value of an asset held for sale.

Operating profit grew 48.0% and operating profit margin increased from 2.9% to 4.0%, demonstrating progress towards the Company’s goal of 5%. VCM of 19.0%, or 14.6% when adjusted for certain previously disclosed pre-tax adjustments to earnings, slightly exceeded our target range of 12-14%. The increase in VCM was primarily due to the shift in mix to higher value, higher margin, longer cycle business, which led to margins growing faster than expenses.

The Company’s effective income tax rate was 34.9% and 36.5% for the nine months ended September 30, 2007 and 2006, respectively. The rate in 2007 was favorably impacted by investments in tax-exempt instruments and a higher proportion of foreign earnings taxed at lower rates, while the rate in 2006 was unfavorably impacted by an increase in the valuation allowance recorded against certain deferred tax assets.

Segment Discussion

Effective January 1, 2007, the Company began separately reporting the Engineering Solutions and IT Solutions segments. These operations were previously reported within the Business Solutions segment. This change reflects the Company’s new operating structure and provides investors with additional information regarding the Company’s engineering versus its information technology financial results.

Engineering Solutions (“ES”)

Business Strategy

ES business strategy is to pursue the development of long-term alliances with its customers as a cost effective, single source provider of engineering services and professional staffing. By working as a core supplier and partner with its customers, ES is able to develop an understanding of its customers’ overall business needs as well as the unique technical needs of their projects. This approach creates the opportunity for ES to provide a greater and more integrated range of services to its customers to facilitate efficient project management, procurement, overall program integration and execution. Success of the ES business strategy is dependent upon maintaining and renewing its existing customers or contracts, continued capital spending by its major engineering customers, the ability to win new contract awards and accounts and the availability and cost of labor. In addition, ES is strategically engaging in global arrangements to lower its cost of services for clients, to access a broader talent pool and to provide worldwide servicing capability for its global clients. ES has developed professional recruitment outsourcing (“PRO”) services to manage a client’s entire recruitment process. PRO provides U.S. clients with a single source of professional and technical permanent placements across an entire organization.

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

New contracts, account wins and contract renewals are the primary drivers of future revenue and provide an assessment of ES’s ability to compete. New contract wins fluctuate from quarter to quarter depending on the timing of customer needs and external factors. ES employs financial and operational reviews in the contracting process to evaluate risks and seeks to generate appropriate margins and returns.

Gross profit and gross profit margin reflect ES’s ability to realize pricing consistent with value provided, to incorporate changes in market demand, and to control and pass through direct costs. ES’s focus on maintaining and improving overall margins has led to improved profitability. Gross margins can also shift as a result of the mix of business, with project outsourcing business generally providing higher margins than staffing services.

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

Return on net assets (“RONA”) reflects ES’s ability to generate profitable growth while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (“DSO”). Reduction in DSO will contribute to improvement in RONA.

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses and operating profit for ES for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,				Increase (Decrease)
	2007		2006
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue(1)
Staffing services	$77,382	50.0%	$73,721	52.6%	$3,661	5.0%
Project outsourcing	73,898	47.8	65,743	46.9	8,155	12.4
Professional Services	3,367	2.2	766	0.5	2,601	339.6

	154,647	100.0	140,230	100.0	14,417	10.3
Cost of services	122,772	79.4	113,777	81.1	8,995	7.9

Gross profit	31,875	20.6	26,453	18.9	5,422	20.5
Operating and administrative expenses	23,805	15.4	21,537	15.4	2,268	10.5

Operating profit	$8,070	5.2%	$4,916	3.5%	$3,154	64.2%

(1)	Revenue for 2006 has been reclassified to conform to the 2007 presentation.

ES’s revenue increased in 2007 for all three categories, largely due to:

•	Increased capital spending by major customers, especially within project outsourcing,

•	Average bill rate increases, reflecting our ability to pass on higher labor costs to our clients; and

•	Increased permanent placement revenue primarily from project recruitment outsourcing in the Process & Industrial (“P&I”) vertical.

Gross profit dollars increased due to volume increases in the P&I and Government Services verticals, offset by a decrease in Aerospace volume.

Gross profit margins increased primarily due to:

•

Improved mix of higher margin, longer cycle project outsourcing in the P&I and Government Services verticals and an increase in higher margin permanent placement revenue (“PRO” services) in the P&I vertical; and

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

The following table presents changes in revenue from each of ES’s verticals for the three months ended September 30, 2007 and 2006.

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

	Three months ended September 30,				Increase (Decrease)
	2007		2006
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue(1)
CDI-Process and Industrial	$117,994	76.3%	$102,247	72.9%	$15,747	15.4%
CDI-Aerospace	16,888	10.9	20,616	14.7	(3,728)	(18.1)
CDI-Government Services	17,642	11.4	14,188	10.1	3,454	24.3
CDI-Life Sciences	2,123	1.4	3,179	2.3	(1,056)	(33.2)

	$154,647	100.0%	$140,230	100.0%	$14,417	10.3%

(1)	Revenue for 2006 has been reclassified to conform to the current year’s presentation.

The P&I vertical focuses on small to medium-sized engineering projects within the process sector, which includes the oil refining, chemical and alternative energy industries, as well as oil and gas in western Canada. The industrial sector includes power generation, telecommunications and heavy manufacturing. Typically, these customers are large, multi-national companies that use multiple service providers. Contracts are awarded based on the ability to meet the specific requirements of each individual project. The increase in revenue within this vertical was largely attributable to strong capital spending by customers within the process sector, and to a lesser extent, within the industrial sector, resulting in both new account wins and a ramp-up of existing accounts. Two significant account wins, late in the third quarter of 2007 in the alternative energy industry are expected to begin contributing to revenue growth in the fourth quarter. The increase in permanent placement revenue was primarily a result of PRO services and to a lesser extent increased volumes in Canada.

The Aerospace vertical provides outsourcing and staffing services to the commercial and military aerospace industries, which are dominated by major national and international conglomerates. Revenue within the Aerospace vertical decreased in 2007, primarily as a result of exiting certain lower margin domestic technical staffing business and project delays by an international client.

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

The Life Sciences vertical provides engineering design, procurement and construction management to customers in the pharmaceutical and biotechnology industries. Customers range from start-up entities to large multinational organizations. Life Sciences revenue decreases were primarily due to several projects winding down, while new projects have not fully ramped up, including those related to a significant account win late in the third quarter.

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses and operating profit for ES for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,				Increase (Decrease)
	2007		2006
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue(1)
Staffing services	$228,425	49.8%	$215,395	51.6%	13,030	6.0%
Project outsourcing	223,478	48.7	199,517	47.8	23,961	12.0
Professional Services	6,878	1.5	2,430	0.6	4,448	183.0

	458,781	100.0	417,342	100.0	41,439	9.9
Cost of services	365,343	79.6	337,877	81.0	27,466	8.1

Gross profit	93,438	20.4	79,465	19.0	13,973	17.6
Operating and administrative expenses	67,742	14.8	62,408	14.9	5,334	8.5

Operating profit	$25,696	5.6%	$17,057	4.1%	8,639	50.6%

(1)	Revenue for 2006 has been reclassified to conform to the 2007 presentation.

ES’s revenue increased in 2007, largely due to:

•	Increased capital spending by major customers, especially within project outsourcing;

•	Average bill rate increases, reflecting our ability to pass on higher labor costs to our clients; and

•	Increased permanent placement revenue primarily from project recruitment outsourcing in the P&I vertical.

Gross profit dollars increased due to volume increases in the P&I, Government Services and Life Sciences verticals, offset by a decrease in Aerospace volume.

Gross profit margins increased primarily due to:

•

Improved mix of higher margin, longer cycle project outsourcing in the P&I, Government Services and Life Sciences verticals and an increase in higher margin permanent placement revenue (“PRO” services) in the P&I vertical; and

•	Decline in lower margin technical staffing revenue within the Aerospace vertical.

ES’s operating and administrative expenses increased in 2007 primarily due to:

•	Higher staff salaries and incentive-based compensation associated with the increase in sales volume and profit, primarily in the P&I vertical;

•	Start-up costs of $0.8 million in early 2007 associated with two account wins; and

•	Increased computer and facilities costs within the P&I vertical associated with the increase in revenue.

These increases were partially offset by the reversal of a legal accrual of $1.6 million in the first quarter of 2007.

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

The following table presents changes in revenue from each of ES’s verticals for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,				Increase (Decrease)
	2007		2006
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue(1)
CDI-Process and Industrial	$346,041	75.4%	$302,331	72.5%	$43,710	14.5%
CDI-Aerospace	52,299	11.4	64,250	15.4	(11,951)	(18.6)
CDI-Government Services	51,387	11.2	42,774	10.2	8,613	20.1
CDI-Life Sciences	9,054	2.0	7,987	1.9	1,067	13.4

	$458,781	100.0%	$417,342	100.0%	$41,439	9.9%

(1)	Revenue for 2006 has been reclassified to conform to the current year’s presentation.

The increase in P&I revenue was largely attributable to strong capital spending by customers within the process sector, and to a lesser extent, within the industrial sector, resulting from both new account wins and a ramp-up of existing accounts. Also contributing to the increase was higher permanent placement revenue as a result of PRO services and to a lesser extent increased volumes in Canada.

Aerospace revenue decreased in 2007, primarily as a result of the exiting of certain lower margin domestic technical staffing business and project delays by an international client.

Revenue increases in Government Services in 2007 were driven primarily by renewed U.S. federal government funding of a major U.S. Navy shipbuilding and ship design contract, as well as increased revenue from a major national staffing contract.

Life Sciences revenue increases were largely attributable to the ramp up of several new contracts awarded in 2006 in the bio-technology sector.

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

Factors affecting MRI’s revenue include a strong U.S. and global economy, low unemployment rates and increased offerings of temporary staffing by franchisees. Permanent placement and royalty fees are driven by employer demand for mid-to-upper level managerial, professional and sales candidates, as well as the number of new franchise offices and franchise contract renewals. MRI continues to focus its efforts on growing existing franchisees by redeploying its personnel to field service teams. These teams focus on maximizing customer contact and developing customer-level business plans to establish clear metrics and optimize network member performance. During 2006, MRI was able to renegotiate two franchise agreements to permit the sale of additional franchises in certain under-penetrated areas.

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

The number of franchise offices measures MRI’s overall market penetration, franchise sales measure MRI’s ability to expand its market reach and renewals indicate MRI’s ability to maintain, and the franchisees’ satisfaction with, its network.

MRI gauges the strength of its franchise sales program by monitoring presentations, sales and closing percentage.

Billable hours and revenue growth in temporary staffing services reflect MRI’s performance in expanding the support services within the franchise network.

Gross profit and gross profit margin reflect MRI’s ability to realize pricing consistent with value provided, to incorporate changes in market demand, and to control and pass through direct costs. MRI’s focus on maintaining and improving overall margins has led to improved profitability. Gross margins can also shift as a result of the mix of business, with professional services generally providing higher margins than staffing services.

Return on net assets (“RONA”) reflects MRI’s ability to generate profitable growth while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (“DSO”). Reduction in DSO will contribute to improvement in RONA.

Results of Operations

The following table presents changes in revenue, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,				Increase (Decrease)
	2007		2006
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$12,994	62.4%	$9,431	53.5%	$3,563	37.8%
Professional Services	7,836	37.6	8,192	46.5	(356)	(4.3)

	20,830	100.0	17,623	100.0	3,207	18.2
Cost of services	8,879	42.6	6,633	37.6	2,246	33.9

Gross profit	11,951	57.4	10,990	62.4	961	8.7
Operating and administrative expenses	7,711	37.0	6,921	39.3	790	11.4

Operating profit	$4,240	20.4%	$4,069	23.1%	$171	4.2%

MRI’s staffing services revenue increased in the third quarter of 2007 due to growth in franchise temporary staffing services revenue, reflecting the placement of higher level professionals at higher bill rates. MRI’s professional services revenue decreased primarily due to lower average royalty rates and timing of franchise sales activity.

Gross profit dollars increased due to the growth of staffing services. Overall gross profit margin decreased as the growth of lower margin staffing services exceeded the growth of professional services.

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

The increase in operating and administrative expenses was largely due to sales commissions associated with the revenue growth in staffing services. This increase was partially offset by a severance charges of $0.4 million recorded in the third quarter of 2006.

The following table presents changes in revenue, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,				Increase (Decrease)
	2007		2006
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$33,161	58.7%	$26,351	52.9%	$6,810	25.8%
Professional Services	23,339	41.3	23,418	47.1	(79)	(0.3)

	56,500	100.0	49,769	100.0	6,731	13.5
Cost of services	22,983	40.7	18,418	37.0	4,565	24.8

Gross profit	33,517	59.3	31,351	63.0	2,166	6.9
Operating and administrative expenses	21,677	38.3	20,491	41.2	1,186	5.1

Operating profit	$11,840	21.0%	$10,860	21.8%	$980	9.0%

MRI’s revenue increased in 2007 as a result of higher staffing services revenue, reflecting placement of higher level professionals at higher average bill rates. Professional services revenue was largely flat reflecting increased sales of domestic franchises of $0.6 million, offset by the impact of the sale of the master franchise license, which lowered royalty revenue.

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

This increase was partially offset by the absence of impairment charges of $0.6 million recorded in 2006, related to declines in the fair value of an asset held for sale, severance charges of $0.4 million recorded in the third quarter of 2006, and lower office and facility expenses associated with the sale of the international master franchise in April 2006.

AndersElite (“Anders”)

Business Strategy

Anders is focused on providing the highest quality candidate and recruitment services within the infrastructure environment. Management believes Anders’ utilization of web-based recruiting is very effective, provides it with a large pool of highly qualified candidates, and enhances the Company’s ability to filter candidates to meet specific customer needs.

Demand in the U.K. infrastructure sector continues to grow with the rebuilding of the country’s rail system, other government-related projects, and private industry-related projects. While the demand for staffing services remains strong, the U.K. marketplace is experiencing a shift from staffing services to permanent placement services. Anders is capitalizing on this marketplace shift by enhancing the permanent placement process by focusing more resources, including recruiter assistants on this area, resulting in improving recruiter productivity. In addition, Anders anticipates that the 2012 London Olympics will provide opportunities for future revenue and operating profit growth. Demand in Australia continues to grow in the construction, mining, rail, shipping, engineering and power and processing sectors.

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

Anders has generated new business growth due to the opening of new offices in the U.K. and Australia. The Australian offices provide a pool of candidates to a tight U.K. labor market, in addition to generating business from Australia-based customers. Anders plans to expand its network of offices in Australia, in order to capitalize on the strong demand.

Key Performance Indicators

Anders relies on various operational and financial metrics to manage its business. Key metrics include direct margin by recruiter and branch office, staff payroll costs as a percentage of gross profit, gross profit as a percentage of revenue and return on net assets.

Monitoring direct margin by recruiter and branch office enables Anders to focus on increasing productivity, thereby increasing profit margins. Anders also monitors its staff payroll costs as a percentage of gross profit to evaluate recruiter and branch productivity. This allows Anders to identify the most efficient branches and to apply the methods used in those branches to improve the performance of its other branches. Monitoring recruiter and branch performance also allows Anders to ensure that high levels of services are delivered to customers.

Gross profit and gross profit margin reflect Anders’ ability to realize pricing consistent with value provided, to incorporate changes in market demand, and to control and pass through direct costs. Gross margin may not increase at the same percentage rate as revenue. Permanent placement revenue has a significant impact on gross margin. Since there are no direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross profit margins. A focus on maintaining and improving overall margins leads to improved profitability.

Return on net assets (“RONA”) reflects Anders’ ability to generate profitable growth while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (“DSO”). Reduction in DSO will contribute to improvement in RONA.

Results of Operations

The following table presents changes in revenue, cost of services, gross profit, operating and administrative expenses and operating profit for Anders for the three months ended September 30, 2007 and 2006 in U.S. dollars:

	Three months ended September 30,				Increase (Decrease)
	2007		2006
(U.S. dollars, in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$57,456	86.6%	$52,195	89.0%	$5,261	10.1%
Professional Services	8,900	13.4	6,444	11.0	2,456	38.1

	66,356	100.0	58,639	100.0	7,717	13.1
Cost of services	48,333	72.8	43,701	74.5	4,632	10.6

Gross profit	18,023	27.2	14,938	25.5	3,085	20.7
Operating and administrative expenses	14,166	21.4	12,232	20.9	1,934	15.8

Operating profit	$3,857	5.8%	$2,706	4.6%	$1,151	42.5%

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

The following table presents changes in revenue, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders for the nine months ended September 30, 2007 and 2006 in U.S. dollars:

	Nine months ended September 30,				Increase (Decrease)
	2007		2006
(U.S. dollars, in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$166,214	87.0%	$141,498	89.1%	$24,716	17.5%
Professional Services	24,930	13.0	17,350	10.9	7,580	43.7

	191,144	100.0	158,848	100.0	32,296	20.3
Cost of services	139,490	73.0	118,495	74.6	20,995	17.7

Gross profit	51,654	27.0	40,353	25.4	11,301	28.0
Operating and administrative expenses	41,584	21.8	34,629	21.8	6,955	20.1

Operating profit	$10,070	5.2%	$5,724	3.6%	$4,346	75.9%

To more effectively discuss the comparative results of operations for the three months ended September 30, 2007 and 2006, the following table presents Anders’ results on a local currency basis (i.e., British Pounds - £):

	Three months ended September 30,				Increase (Decrease)
	2007		2006
(British pounds, in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£28,532	86.6%	£27,999	89.0%	£533	1.9%
Professional Services	4,422	13.4	3,458	11.0	964	27.9

	32,954	100.0	31,457	100.0	1,497	4.8
Cost of services	24,002	72.8	23,441	74.5	561	2.4

Gross profit	8,952	27.2	8,016	25.5	936	11.7
Operating and administrative expenses	7,031	21.4	6,552	20.9	479	7.3

Operating profit	£1,921	5.8%	£1,464	4.6%	£457	31.2%

The increase in revenue was primarily due to:

•	Strong capital spending on infrastructure, which drives demand for services, particularly permanent placement services; and

•	Increased productivity among recruiting and sales personnel due to increased administrative support to key producers.

Gross profit dollars increased due to sales growth and improved productivity mentioned above.

Gross profit margins increased primarily due to:

•	Increases in higher margin permanent placement revenue due to a shift from staffing services to permanent placement services in the U.K.; and

•	Average permanent placement fee increase of approximately 8%.

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

Anders’ operating and administrative expenses increase was largely due to higher staff salaries and incremental incentive-based compensation of £0.7 million associated with the increase in sales volume, partially offset by lower advertising and marketing expenses.

To more effectively discuss the comparative results of operations for the nine months ended September 30, 2007 and 2006, the following table presents Anders’ results on a local currency basis (i.e., British Pounds - £):

	Nine months ended September 30,				Increase (Decrease)
	2007		2006
(British pounds, in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£83,613	87.0%	£78,130	89.1%	£5,483	7.0%
Professional Services	12,541	13.0	9,580	10.9	2,961	30.9

	96,154	100.0	87,710	100.0	8,444	9.6
Cost of services	70,169	73.0	65,427	74.6	4,742	7.2

Gross profit	25,985	27.0	22,283	25.4	3,702	16.6
Operating and administrative expenses	20,918	21.8	19,126	21.8	1,792	9.4

Operating profit	£5,067	5.2%	£3,157	3.6%	£1,910	60.5%

The increase in revenue was primarily due to:

•	Strong capital spending on infrastructure, which continued to drive demand for both staffing and permanent placement services; and

•	Increased productivity among recruiting and sales personnel due to lower recruiter turnover rates and increased support to key producers.

Gross profit dollars increased due to sales growth and improved productivity mentioned above.

Gross profit margins increased primarily due to:

•	Increases in higher margin permanent placement revenue due to a shift from staffing services to permanent placement services in the U.K. and growth in Australia; and

•	Average permanent placement fee increase of approximately 11%.

Anders’ operating and administrative expenses increase was largely due to higher staff salaries and incremental incentive-based compensation of £2.0 million associated with the increase in sales volume, partially offset by lower advertising and marketing expenses of £0.3 million.

Information Technology Solutions (“ITS”)

Business Strategy

ITS provides a variety of information technology related services for its clients. These services include staffing, consulting and project outsourcing. These service offerings require recruiting and retaining information technology talent for temporary and permanent information technology positions, industry expertise and the ability to determine appropriate solutions for business service needs. These services are primarily provided to Fortune 1000 companies who have high volume information technology requirements and/or the need to augment their own staff on a flexible basis.

The success of ITS’s staffing services is dependent upon maintaining and increasing penetration of its existing client base,

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

its ability to win new contract awards and the availability and cost of its skilled labor pool. The market demand for ITS’s services is also heavily dependent upon the pace of technology change and the changes in business requirements and practices of its clients. The IT services industry is highly competitive and is subject to strong pricing pressures from customers and competition. New contracts are generally awarded through a formalized competitive bid process.

While staffing continues to be a fundamental service, ITS has increased its efforts to provide higher-value IT project outsourcing and consulting services through the development of expertise in specific service lines. This shift in emphasis towards higher value IT services realigns ITS with CDI’s core business strategy. When providing a full range of integrated IT services to a client, ITS will seek to differentiate itself from the competition and optimize the client’s infrastructure, all while targeting a reduction in overall IT costs and improved service levels.

Key Performance Indicators

The Company manages and assesses ITS’s performance through various means, with the primary financial and operational measures including revenue growth, gross profit margin, direct margin per hour, operating profit margin and return on net assets.

Revenue growth reflects performance on both new and existing contracts and accounts. The business model is such that incremental revenue may not result in proportionate increases in operating and administrative costs, thus contributing to an improvement in profitability.

Gross profit and gross profit margin reflect ITS’s ability to realize pricing consistent with value provided, to incorporate changes in market demand, and to control and pass through direct costs. It is also an indication of ITS’s ability to shift the mix of business to higher margin service offerings.

Return on net assets (“RONA”) reflects ITS’s ability to generate profitable growth while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (“DSO”). Reduction in DSO will contribute to improvement in RONA.

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ITS for the three months ended September 30, 2007 and 2006:

	Three months ended September 30,				Increase (Decrease)
	2007		2006
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue(1)
Staffing services	$49,745	87.5%	$60,483	87.2%	$(10,738)	(17.8)%
Project outsourcing	6,889	12.1	8,694	12.5	(1,805)	(20.8)
Professional Services	241	0.4	236	0.3	5	2.1

	56,875	100.0	69,413	100.0	(12,538)	(18.1)
Cost of services	46,331	81.5	55,564	80.0	(9,233)	(16.6)

Gross profit	10,544	18.5	13,849	20.0	(3,305)	(23.9)
Operating and administrative expenses	10,217	17.9	11,326	16.4	(1,109)	(9.8)

Operating profit	$327	0.6%	$2,523	3.6%	$(2,196)	(87.0)%

(1)	Revenue for 2006 has been reclassified to conform to the 2007 presentation.

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

ITS’s revenue decreased from the prior year primarily due to staffing cutbacks by a large IT client. Additionally, ITS has experienced a reduced demand for its staffing services provided to smaller accounts due to competitive pricing pressures within the marketplace.

ITS’s gross profit dollars decreased due to a reduction in staffing services and project outsourcing revenue categories. Gross profit margin declined due to the reduction in outsourcing revenue and the aforementioned pricing pressures experienced within staffing services.

ITS’s operating and administrative expenses decreased primarily due to headcount reductions and other cost control initiatives implemented as a result of the same large IT client’s cutbacks as well as recent softness in staffing demand.

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ITS for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,				Increase (Decrease)
	2007		2006
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue(1)
Staffing services	$160,406	88.2%	$175,731	86.8%	$(15,325)	(8.7)%
Project outsourcing	20,750	11.4	26,118	12.9	(5,368)	(20.6)
Professional Services	758	0.4	661	0.3	97	14.6

	181,914	100.0	202,510	100.0	(20,596)	(10.2)
Cost of services	148,290	81.5	163,274	80.6	(14,984)	(9.2)

Gross profit	33,624	18.5	39,236	19.4	(5,612)	(14.3)
Operating and administrative expenses	31,313	17.2	35,016	17.3	(3,703)	(10.6)

Operating profit	$2,311	1.3%	$4,220	2.1%	$(1,909)	(45.2)%

(1)	Revenue for 2006 has been reclassified to conform to the 2007 presentation.

ITS’s revenue decreased from the prior year primarily due to staffing cutbacks by a large IT client as well as continued competitive pricing pressures within the staffing services marketplace.

ITS’s gross profit dollars decreased due to a reduction in staffing services and project outsourcing. Gross profit margin declined due to the reduction in outsourcing revenue and pricing pressures experienced within staffing services.

ITS’s operating and administrative expenses decreased primarily due to headcount reduction and other cost control initiatives implemented throughout 2006 and into 2007.

Corporate

Corporate expenses increased $0.4 million for a total of $4.9 million for the third quarter of 2007, as compared to $4.5 million for the third quarter of 2006. For the nine months ended September 30, 2007, corporate expenses increased $0.7 million for a total of $14.8 million as compared to $14.1 million for the nine months ended 2006. These increases were primarily due to variable compensation costs as well as higher stock-based compensation expenses, partially offset by reductions in consulting fees, audit fees and compliance costs related to the Sarbanes-Oxley Act of 2002 for the nine-months ended September 30, 2007.

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Nine months ended September 30,
(in thousands)	2007	2006
Operating activities from continuing operations	$36,783	$9,558
Investing activities from continuing operations	34,995	(8,194)
Financing activities from continuing operations	(71)	(2,740)

Operating Activities

During the first nine months of 2007, the Company generated $36.8 million in cash from operating activities as compared to $9.6 million in 2006. The increase in operating cash flow versus the first nine months of 2006 was primarily due to higher earnings of $9.0 million, improvements in accounts receivable collections and business changes with certain key customers.

Investing Activities

Net cash generated from investing activities of $35.0 million primarily consisted of (1) net proceeds of $39.8 million from the sale of the Todays business segment included in discontinued operations plus (2) net proceeds of $0.9 million from the sale of an MRI asset, partially offset by capital expenditures of $5.8 million. The 2007 capital expenditures were for computer hardware and software to support the growth in engineering services in the P&I vertical and continued development of new recruiting software to support the ES and ITS segments. The 2006 capital spending of $8.2 million reflects investments in equipment at certain engineering centers and leasehold improvements and the implementation of a new franchise reporting system for MRI. Capital expenditures for the full year 2007 are expected to be approximately $7.0 million.

Financing Activities

Net cash provided by financing activities from continuing operations increased by $2.7 million during the first nine months 2007, as compared to the same period in 2006. The Company received $5.5 million in proceeds from stock options exercised during the first nine months of 2007 as compared to $2.6 million received during the same period in 2006. The level of cash overdrafts decreased by $0.8 million as compared to the same period in 2006, principally due to timing of payments.

The Company paid shareholders dividends totaling $6.7 and $6.6 million during the nine months ended 2007 and 2006, respectively. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements.

Summary

The Company’s business model is expected to generate positive cash flow over the business cycle. However, periods of growth, and to a lesser extent, seasonality, do impact working capital needs and cash flow. Management believes that the Company’s current funds, funds generated from operations and funds available under its short-term debt facility will be sufficient to meet currently anticipated working capital, capital expenditures, dividends and potential acquisitions. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

Critical Accounting Policies and Estimates

The Company’s interim financial statements were prepared in accordance with generally accepted accounting principles in the United States of America, which require management to make subjective decisions, assessments and estimates about

CDI Corp. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(unaudited)

the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting management’s judgments increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions identified in the Company’s 2006 Annual Report on Form 10-K filed on March 7, 2007 with the Securities and Exchange Commission have not materially changed except as noted below;

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. See Note 2 for further discussion regarding our adoption of this standard.

CDI Corp. and Subsidiaries

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

In the first quarter of 2007, the Company purchased Canadian dollar, British pound sterling and Euro currency options at a cost of $451,000. The options are for various amounts in local currency on a quarterly basis and the remaining outstanding options will expire at the end of 2007.

The Company’s direct exposure to interest rate changes is not significant. The company had no borrowings during the first nine months of 2007. During the first nine months of 2006, the Company’s outstanding borrowings ranged from $0.1 million to $16.0 million and the average interest rate on short-term borrowings was 7.8%. At September 30, 2006, the Company had no bank borrowings outstanding. The Company’s investments in money market instruments are primarily at variable rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter ended September 30, 2007 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. It is likely that the OFT will ultimately impose a fine on Anders. Although we cannot yet determine with any reliability the amount and materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in its consolidated financial statements as of September 30, 2007.

CDI Corp. and Subsidiaries

In March 2007, the Company received notification of its successful appeal of a 2004 judgment against the Company. The other party petitioned the state supreme court to accept the appeal of this decision and that petition has been denied. The other party subsequently petitioned the state supreme court for re-consideration, but management believes it is very unlikely the decision will be overturned. In March 2007, the Company reversed the $1.6 million legal accrual previously recorded to operating and administrative expenses.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.a	Form of Director’s Time-Vested Deferred Stock Award.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CDI Corp. and Subsidiaries

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.

November 7, 2007	By:	/s/ Mark A. Kerschner
Mark A. Kerschner
Executive Vice President and Chief Financial Officer

CDI Corp. and Subsidiaries

INDEX TO EXHIBITS

Number	Exhibit
10.a	Form of Director’s Time-Vested Deferred Stock Award.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.