Form 10-K
period 2007-12-31
CDI CORP
filed 2008-03-07
CIK 18396

United States Securities and Exchange Commission Washington, DC 20549	Form 10-K

( X )	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2007

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission file number 001-05519

CDI Corp.	(Exact name of Registrant as specified in its charter)

Pennsylvania

(State of incorporation)

1717 Arch Street, 35th Floor, Philadelphia, PA 19103-2768

(Address of principal executive offices)

23-2394430

(I.R.S. Employer Identification Number)

(215) 569-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common stock, $.10 par value (Title of each class) New York Stock Exchange (Name of exchange on which registered)

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [        ] NO [    X    ]

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [        ] NO [    X    ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [    X    ] NO [            ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES [            ] NO [    X    ]

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $440,428,412:

The number of shares outstanding of each of the registrant’s classes of common stock as of February 29, 2008 was as follows:

Common stock, $.10 par value Class B common stock, $.10 par value	20,333,646 Shares None

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2008 annual meeting of shareholders are incorporated by reference into Part III of this report on Form 10-K.

Part I

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about the Company’s strategies for growth and future financial results (such as, among other things, revenues, variable contribution margin and tax rates), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should”, “intends,” “plans,” “estimates,” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following: changes in general economic conditions and levels of capital spending by customers in the industries that the Company serves; competitive market pressures; the Company’s ability to maintain and grow its revenue base; the availability and cost of qualified labor; the Company’s level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in customers’ attitudes towards outsourcing; credit risks associated with its customers; changes in tax laws and other government regulations; the possibility of incurring liability for the Company’s activities, including the activities of its temporary employees; the Company’s performance on customer contracts; adverse consequences arising out of the U.K. Office of Fair Trading investigation; and government policies or judicial decisions adverse to the Company’s businesses. More detailed information about some of these risks and uncertainties may be found in the Company’s filings with the SEC, particularly in “Risk Factors” in Part 1, Item 1A of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context otherwise requires, all references herein to “CDI,” the “Registrant,” the “Company,” “We,” “Us,” or “Our” are to CDI Corp. and its consolidated subsidiaries.

Item 1.	Business

General

CDI Corp. (the “Company” or “CDI”) (NYSE:CDI) was incorporated under the laws of the Commonwealth of Pennsylvania on July 30, 1985. It is the successor registrant to CDI Corporation, which was incorporated on September 16, 1950 in Philadelphia, Pennsylvania. The Company, which provides engineering and information technology outsourcing solutions and professional staffing, derives the majority of its revenues by providing services to Fortune 1000 companies and equivalent non-U.S.-based multinational companies serviced primarily in the United States, Canada and the United Kingdom. Its services can be described in the following broad categories:

•

Project outsourcing services - Project outsourcing services include engineering and information technology projects, usually performed at a CDI facility, and which provide a deliverable work product or service to the client. In the Engineering Solutions segment, these outsourcing projects can range in duration from three to four months to over one year and generally include analysis of a client’s engineering needs and development of solutions in one or more areas of a facility’s design and start-up supply chain. This supply chain includes such functions as feasibility studies, program and project management, technology and process design, front end engineering design, detailed design, construction management, equipment procurement, and facility start-up services. Additional services can include lifecycle plant maintenance.

In the IT Solutions segment, outsourcing projects can range in the same three to four months to over one year timeframe and include problem analysis and execution of business application services, testing and quality assurance, program management, and process outsourcing.

The AndersElite and MRI segments do not provide project outsourcing solutions.

•

Staffing services - Staffing services include assigning the Company’s skilled engineering, information technology, project management, architecture, construction and other professionals to work at a customer’s location under the supervision of customer personnel on a contractual basis for assignments that could range from four months to over one year. All of the Company’s four business segments provide clients with staffing services. The Company also provides managed-staffing services where the Company assumes management of a customer’s contract staffing functions and utilizes Web-based technology to support the contract staffing process.

•	Professional services - Professional services include permanent placement of technical, professional and managerial personnel, sale of new franchises and services provided to franchisees to help then generate permanent placements. All of the Company’s four business segments provide clients with professional services.

Reporting Segments

Through December 31, 2006, the Company operated through four reporting segments: Business Solutions (“BS”), AndersElite (“Anders”), Todays Staffing (“Todays”), and Management Recruiters International (“MRI”). As of January 1, 2007, the Company began separately reporting CDI Engineering Solutions (“ES”) and CDI IT Solutions (“ITS”), which previously comprised the BS segment. This change reflected the Company’s new operating structure and was intended to provide investors with additional information on the Company’s engineering versus its information technology revenue and operating profit.

As discussed in Note 7 - Discontinued Operations, the Company sold its Todays business segment on September 28, 2007. As of September 30, 2007, the Company has four reporting segments: ES, MRI, Anders and ITS.

Engineering Solutions (“ES”)

ES is a full service engineering, procurement, construction management, and technical outsourcing and technical staffing firm providing project outsourcing, staffing and professional services through a global network of offices and alliance partners. In most engineering project engagements, the Company seeks to utilize technical resources at the most efficient CDI offices or alliance facilities. Higher-skilled project management, technical process development, and Front End Engineering Design work is generally based at four CDI engineering centers. Lower-skilled services, such as detailed design services, are distributed to field design centers in the U.S., Canada, Mexico, Germany and other offshore sites. Approximately 18% of ES’s total revenue was generated outside the United States in 2007.

Services

ES offers its services to customers through the following targeted verticals:

•

CDI-Process and Industrial (“P&I”)—Provides a full range of engineering, project management, design, professional staffing, and outsourcing solutions to firms in two different sectors: the process sector that includes firms in oil, gas, refining, alternative energy, nuclear and chemicals; and the industrial sector, covering firms in power generation and energy transmission, and heavy manufacturing.

•	CDI-Government Services—Focuses on providing engineering, design, and logistics services to the defense industry, particularly in marine design, systems development and military aviation support.

•	CDI-Aerospace—Provides a full range of engineering, design, project management, professional engineering staffing, and outsourcing solutions to both the commercial and military aerospace markets.

•

CDI-Life Sciences—Offers facility design, validation, project management, engineering, professional staffing, and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical, and regulated medical services industries.

High value-added engineering services typically involve managing a discrete portion or portions of a customer’s capital project, including, but not limited to, preliminary or detailed plant design and construction management, validation and commissioning of a facility, and lifecycle support. To the extent such activities entail design and planning work, they are typically performed at CDI’s offices. However, construction management, validation, commissioning, and lifecycle support activities are generally performed on-site at customers’ facilities. ES performs these engagements under contracts that are generally more than a year in duration.

ES’s staffing service is tailored to the needs of the customer. The most basic service provides skilled professionals to work at a single customer location on a temporary basis. In providing these services, the segment recruits and hires employees and provides personnel to customers for assignments that, on average, last close to one year. ES personnel perform the vast majority of these services at the customers’ facilities. Customers use the segment’s employees to provide additional capabilities in times of expansion and change, and to work on projects requiring specialized skills. At the end of the project, ES assigns the employees to another project for the customer, assigns the employees to perform services for another customer, or terminates the employment of the employees.

This segment’s highest-value staffing service is customized managed staffing solutions, under which ES oversees the customer’s entire contract staffing needs as well as certain human resource functions required to manage the customer’s contract workforce. In these instances, ES frequently establishes on-site offices at one or more of the customer’s facilities, provides staffing and ties that office into the segment’s business systems. If desired by the customer, managed staffing services utilize web-based technology to help accelerate and streamline the procurement, management, and supervision of contract employees. ES is responsible for administrative matters, benefits and employment taxes for these temporary employees.

ES also provides permanent placement services to meet the needs of its customers. Customers provide a position specification to ES and then candidates are located via traditional advertising, through the Company’s website, networking, public job boards or targeted recruiting. ES has developed professional recruitment outsourcing (“PRO”) services to manage a client’s entire permanent recruitment process. PRO services provide domestic and multi-national clients with a single source of professional and technical permanent placements across an entire organization. ES also offers assessment services to study a client’s permanent placement hiring processes and provides recommendations to improve critical hiring metrics. Those metrics include time to hire, cost to hire, and quality of hired candidate.

Pricing

ES generally prices its project outsourcing services using a mark-up or a multiplier of its employees’ hourly rates of pay or bill rates. Contracts generally do not obligate the customer to pay for any fixed number of hours. To a lesser extent, ES prices these services on a fixed-price basis.

For the majority of its temporary and managed staffing contracts, ES determines the pricing based on mark-ups of its employees’ hourly rates of pay or bill rates. Contracts generally do not obligate the customer to pay for any fixed number of hours. Generally, the customer has the right to terminate the contract on short notice. ES maintains the right to terminate its staffing employees at will.

Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of prior performance, value-added services, technological capability and price. Customers frequently grant multi-vendor contracts.

Permanent placement revenues are contingent upon filling an assigned position. If the customer hires the candidate, ES receives a fee based upon an agreed-upon rate, which generally amounts to a percentage of the candidate’s first-year compensation.

All pricing is subject to negotiation and agreement with the customer.

Customers / Markets

ES’s management conducts business development activities to identify opportunities in specific vertical markets and geographical areas. Business development professionals identify the potential markets for services and develop these markets through personal contact with existing and prospective customers. The segment’s operating management seeks to stay abreast of emerging demand for services and expands or redirects their efforts to take advantage of potential business in either established or new marketing areas.

Business under government contract, which may be terminated by the government for convenience at any time, represented approximately 11% of ES’s total segment revenues in 2007, mostly in the Government Services vertical.

Management Recruiters International (“MRI”)

MRI is a franchisor, which does business as MRINetwork® and provides support services to its franchisees who engage in the search and recruitment of managerial, professional, executive, administrative, technical, and sales personnel, for employment by its franchisees’ customers. The MRI franchisees provide permanent placement services primarily under the brand names of Management Recruiters and Sales Consultants. MRI also provides training implementation services and back-office services to support the franchisees’ pursuit of temporary staffing services.

As of December 31, 2007, MRI had 820 franchised offices in the United States and two master franchises, one covering the Japanese market and one covering the rest of the international markets. On April 1, 2006, MRI sold an international master franchise to MRI Worldwide Network Limited, whereby MRI assigned the rights to all of its existing international franchise agreements as well as the right to enter into any new franchise agreements outside the United States, with the exception of existing or future franchises in Japan. The Company entered into a master franchise agreement for the Japanese market in 2004. MRI believes that the international marketplace provides significant opportunity for franchise expansion and the resultant increasing franchise sales and royalty revenue flows. The master franchisees have approximately 200 sub-franchisee offices in 35 countries throughout the world. MRI reported approximately 1% of its total revenue from sources outside the United States in 2007.

Services

The franchise network receives MRI administrative support primarily from offices in Philadelphia, Pennsylvania and Cleveland, Ohio for the domestic franchise operations and in the United Kingdom and Japan for the international franchise operations. The broad geographic scope of operations and underlying support and related systems enables franchisees to provide their customers with worldwide permanent placement services.

Pricing

Ongoing royalties and initial franchise fees are key components of MRI’s revenues. MRI receives ongoing royalty fees based on a contractual percentage of the franchisee’s permanent placement service fees and any other revenue collected. New franchise agreements generally have a term of 10 years. Individual franchises and international master franchises may be acquired by qualified candidates both in the United States and internationally. New franchisees located in the United States currently pay an initial fee of approximately $100,000. MRI receives a portion of the initial fee paid by new sub-franchisees located outside the United States.

Under a franchise agreement, the franchisee is entitled to the use of MRI’s intellectual property, such as trademarks and trade names, as well as ongoing field service and public relations support, training, and vendor purchasing programs. Franchisees also have access to MRI’s extensive performance development curriculum which is designed specifically for the recruitment industry, and an inter-office referral network which provides franchisees with a searchable database of assignments and candidates to facilitate office co-operation in search and recruiting activities. MRI provides all new franchisees’ with a computer system to operate the search software, administer office functions and provide connectivity with clients and to the MRI home office. MRI does not control the business operations of its franchisees.

In conjunction with MRI, franchisees also offer temporary staffing services to their customers in the areas of IT, administrative, legal, finance, and other professions. Franchisees are responsible for selling these services to their customers and for recruiting temporary personnel. MRI employs the temporary personnel recruited by the franchised offices and provides billing and collection services to customers. The franchisee receives a portion of the gross profit generated from the temporary staffing service accounts.

Customers / Markets

MRI’s primary objective is to provide superior service, training, and support to its franchisees enabling them to add more search consultants and project coordinators and grow their businesses. Its secondary objective is to sell new franchises and renew existing franchises. New franchisees are brought into the MRI network primarily on a referral basis. The ability of MRI’s franchisees to compete successfully with other independently-owned contingent recruitment firms is important to this segment’s prospects for growth.

The ability of an individual franchisee to compete and operate successfully may be affected by the location and service quality of its office, the number of permanent placement offices operating in a particular industry segment, company reputation, and other general and local economic factors. The potentially negative effect of these conditions on this segment’s operating results is generally reduced by the diverse geographical locations of its franchisees. MRI’s business is not dependent on any single franchisee.

AndersElite (“Anders”)

Anders provides temporary and permanent candidates to customers, primarily in the U.K. and Australia infrastructure environments, seeking staff in building, construction, and related professional services. Many candidates that Anders place in the U.K. are recruited from Australia and New Zealand. Customer disciplines include architecture, building services, rail, commercial and industrial construction, consulting engineering, facilities management, interior design, surveying, and town planning projects in both private and government-funded capital infrastructure investments. In 2007, Anders generated approximately 3% of its total revenue from its Australian operations.

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

Additionally, Anders recruits candidates to meet the permanent placement requirements of its customers. Typically customers provide a candidate specification to Anders. The candidate is then recruited primarily through the Company’s website, external candidate databases or referrals.

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

Customers / Markets

Anders finds contract and permanent candidates to fill its customers’ recruitment requirements through a variety of sources, which include Anders’ website, candidate networking, referral programs, trade and press advertising, direct mail marketing, career fairs and exhibitions, university road-shows, event sponsorship, open days, international resourcing, commercial job-boards and e-commerce initiatives across the internet. Anders’ primary markets include national and regional U.K.-based customers that operate within the public and private sector. These customers span industrial, commercial, government and defense, housing, and the rail industries. The segment’s quarterly operating results are affected by the seasonality of its customers’ businesses. This seasonality is due to weather and daylight limitations, as well as governmental budget constraints. Demand for Anders’ staffing services is generally lower in the first quarter and fourth quarter of a calendar year and increases during the second and third quarters. Although Anders provides services to the governmental sector, the segment has no significant dependency on governmental contracts. Business under government contracts, which may be terminated by the government for convenience at any time, represented approximately 9% of Anders total segment revenues in 2007.

Information Technology Solutions (“ITS”)

ITS provides information technology staffing, IT outsourcing, and IT consulting to clients in a variety of industries with a focus on the technology, automotive, financial services and business services industries.

Services

ITS clients engage the Company to meet three key needs in the management of their information technology functions.

•

Staffing augmentation - To add IT specialists to assist in the completion of special projects or to address peak seasonal, project, or business cycle demands through the addition of contract IT professionals or through a managed staffing solution.

•

IT outsourcing - To reduce fixed costs and/or to improve process management of complex or labor-intensive IT functions such as testing and quality assurance, Help Desk operations, and other business application services.

•

IT consulting - To acquire subject matter expertise in selected IT domains, to improve IT process efficiency, to reduce implementation time, and to obtain knowledgeable assessments from the Company’s subject matter experts.

ITS outsourcing and IT consulting provides network and systems support, help desk and call center operations, application maintenance and development, testing and quality assurance, and project management services. In providing IT outsourcing services, this segment usually provides its own employees to the customer’s technical department, and manages and monitors the results of the department. In most instances, the managed department is located on-site at the customer’s premises, but in some cases the customer may prefer an off-site location. In this case, the segment may maintain a stand-alone operation. ITS performs these engagements under contracts that are generally more than a year in duration.

ITS staffing provides skilled professionals to work on a temporary basis on customer projects at their facilities. The customer’s need for the individual employee’s skills dictates the period of assignment. The average duration of assignments is approximately six to nine months. At the end of the assignments, ITS assigns the employees to perform services for another customer, or terminates the employment of the employees.

Additionally, ITS recruits candidates to meet the permanent placement requirements of its customers. Typically customers provide a candidate specification to ITS. The candidate is then found primarily through the Company’s website, a candidate database, or a referral program.

Pricing

ITS generally prices its project outsourcing services using a mark-up or a multiplier of its employees’ hourly rates of pay or bill rates. Contracts generally do not obligate the customer to pay for any fixed number of hours. ITS also prices these services, to a lesser extent, on a fixed-price basis.

For the majority of its temporary staffing contracts, ITS determines the pricing based on mark-ups of its employees’ hourly rates of pay or bill rates. Contracts generally do not obligate the customer to pay for any fixed number of hours. Generally, the customer has the right to terminate the contract on short notice. ITS maintains the right to terminate its staffing employees at will.

Customers typically invite several companies to bid for contracts, which are awarded primarily on the basis of prior performance, value-added services, technological capability and price. Many times customers grant multi-vendor contracts.

Permanent placement revenues are contingent upon filling an assigned position. If the customer hires the candidate, ITS receives a fee based upon an agreed-upon rate, which generally amounts to a percentage of the candidate’s first-year compensation.

Customers / Markets

The segment’s quarterly operating results are affected by the seasonality of its customers’ businesses. This seasonality is due to customers’ vacation and holiday schedules. Demand for ITS’s staffing and project outsourcing services is typically subject to seasonal slowdown at the end of the fourth quarter and beginning of the first quarter of each year, as well as a modest downturn during heavy vacation periods in the third quarter of each year.

Revenue from one customer accounted for 41% of total segment revenue in 2007.

Other Information

Competition

The Company competes in global, national, regional, and local markets with numerous engineering and information technology outsourcing companies and with temporary staffing and permanent placement firms. All segments of the Company’s operations face competition in attracting both customers and high-quality specialized employment candidates. The temporary and permanent placement businesses are very competitive and highly fragmented, with limited barriers to entry into the market. In many areas, the local companies are the strongest competitors. Price competition among companies in CDI’s industry and pricing pressures from customers are significant. The number of customers who consolidate their purchases of engineering and IT outsourcing and staffing services with a single provider or with a small number of providers has been increasing. This trend to consolidate purchases can make it more difficult for the Company to obtain or retain customers. The Company believes it derives a competitive advantage from its lengthy experience with and long standing commitment to the industries it serves, long-term relationships with its customers, technical capabilities, national presence, and various marketing activities.

In 2007, some of CDI’s largest competitors included: Aerotek, Inc., Belcan Corporation, CIBER, Inc., Computer Task Group, Inc., Day & Zimmerman, Inc., Hays plc, Heidrick & Struggles International, Inc., Jacobs Engineering Group Inc., Korn/Ferry International, MPS Group, Inc., Robert Half International Inc., The Shaw Group Inc., and Volt Information Sciences, Inc.

Financial Information about Segments

Please see Note 19 - Reporting Segments of the consolidated financial statements for further information about reporting segments.

Safeguards—Business, Disaster and Contingency Planning

CDI has a number of safeguards to protect the Company from various system-related risks. Given the significant amount of data generated in the Company’s key processes including customer related projects, recruiting, payroll, and customer invoicing, CDI has established redundant processing capability within the Company’s primary data center. This redundancy mitigates the risks related to hardware failure. Additionally, CDI has contracted with a third-party provider to restore its primary data center operations in the event of a disruption. Finally, the Company maintains site disaster plans for a majority of its operating offices as well as maintaining data back-up requirements throughout the Company.

Employees

As of December 31, 2007, CDI had approximately 1,400 staff employees. In addition, CDI had approximately 11,000 employees and workers engaged as billable personnel. The number of billable employees and workers varies in relation to the number of projects and assignments in progress at any particular time.

Access to Company Information

CDI makes available, free of charge, through its website or by responding to requests addressed to the Company’s Vice President of Corporate Communications, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed by the Company with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act, as amended. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. CDI’s website address is http://www.cdicorp.com. CDI posts its Audit Committee, Compensation Committee, Finance Committee, Executive Committee and Governance and Nominating Committee charters, Corporate Governance Principles, and Code of Conduct on the Company’s website. The information contained on the Company’s website, or on other websites linked to the Company’s website, is not part of this document.

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

CDI’s business is heavily dependent on capital spending by customers in the industries it serves, and cuts in capital spending and economic downturns may result in the loss of revenues and profitability.

The demand for the Company’s services is highly dependent upon the state of the economy and the level of capital spending by the Company’s customers. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for project outsourcing and both temporary and permanent employees. Any deterioration in the economic condition of the United States or any of the foreign countries in which the Company does business, or in any specific industry served, could have a negative effect on the Company’s business, financial condition, cash flows, or results of operations.

The Company’s continued success is dependent on its ability to hire and retain qualified employees, both management and billable personnel. The loss of key personnel could have a material adverse effect on the Company’s business.

CDI depends upon its ability to attract qualified personnel who possess the skills and experience required by its customers and to successfully bid for new customer projects. CDI must continually evaluate its base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Competition for individuals with proven professional or technical skills always exists, and the demand for such individuals (particularly in certain engineering disciplines and geographic areas) is expected to remain very strong in the foreseeable future. There is always uncertainty as to whether qualified personnel will continue to be available to CDI in sufficient numbers and on terms of employment acceptable to CDI.

The Company’s operations also depend on the continued efforts of its executives and senior management. The loss of key members of CDI’s management team may cause a significant disruption to the Company’s business. CDI also depends on the performance and productivity of its local managers and sales and recruiting personnel. The Company’s ability to attract and retain new business is significantly affected by local relationships and the quality of service rendered. The loss of key managers and field personnel may also jeopardize existing customer relationships, which could cause revenues to decline.

The Company may experience adverse consequences arising out of an ongoing investigation by the U.K. Office of Fair Trading.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. Management believes it is likely that the OFT will ultimately impose a fine on Anders. Although it is not possible to determine with any reliability the amount or materiality of that fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. It is also possible that third-party civil lawsuits may be filed against Anders in connection with this matter. Anders has incurred legal fees and could incur significant incremental legal fees in connection with the OFT investigation and in defending any third-party lawsuits. Furthermore, this matter and the related publicity could adversely affect the reputation of Anders and the Company. Senior management at Anders and the Company may need to devote a significant amount of time with regard to this matter, which could distract them from the operation of the business. The Company has not made any provision for any fine or other liabilities relating to this matter in the Company’s consolidated financial statements.

CDI is engaged in highly competitive businesses. Pricing pressures and increasing consolidation of purchasing by its customers could reduce the Company’s market share and profits.

The engineering, IT and professional staffing businesses are highly competitive and fragmented, with limited barriers to entry for staffing services. CDI competes in global, national, regional, and local markets with numerous engineering and IT outsourcing companies and with temporary staffing and permanent placement firms. Price competition among companies in CDI’s industry and pricing pressures from customers are significant. The number of customers which consolidate their purchases of engineering and IT outsourcing and staffing services with a single provider or with a small number of providers has continued to rise. This trend to consolidate purchases can make it more difficult for the Company to obtain or retain customers. The Company could also face the risk that certain customers may decide to provide similar services internally. Additionally, pricing pressures have intensified as customers have continued to competitively bid new contracts. This trend is expected to continue for the foreseeable future, which could limit CDI’s ability to maintain or increase its market share or profitability.

The Company’s revenues are subject to uncertainties. CDI’s results of operations depend on new contract awards, and the selection process and timing for performing these contracts are subject to contingencies beyond its control. In addition, the Company’s customer contracts and arrangements may be adjusted, cancelled or suspended by its customers.

A significant portion of revenues is directly or indirectly derived from awards of long-term projects. It is difficult to predict whether and when the Company will receive such awards due to the lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters. Because a meaningful portion of revenues is generated from projects, the Company’s results of operations and cash flows can fluctuate from quarter to quarter depending on the timing of contract awards.

Furthermore, substantially all of the Company’s contracts are subject to cancellation or termination at the discretion of the customer. In addition, project contracts are generally subject to changes in the scope of services to be provided. CDI, particularly in its Government Services vertical, is a party to prime contracts and subcontracts involving the federal government. Contracts with the U.S. and other governments and their agencies are subject to particular uncertainties, restrictions and regulations. The U.S. Government is under no obligation to maintain funding at any specific level, and funds for a program can be eliminated. Accordingly, the Company does not have a guaranteed backlog of business.

The failure of customers to pay amounts owed to CDI could cause the Company to experience significant losses.

Accounts receivable represent the largest asset on CDI’s balance sheet. While the Company takes steps to evaluate and manage the credit risks relating to its customers, economic downturns or events specific to particular customers or industries could reduce CDI’s ability to collect all amounts due from customers. In addition, in the staffing business, there are sometimes intermediaries between CDI and the customer, and therefore financial problems involving the intermediary company could pose credit risks to CDI.

CDI faces competition from global outsourcing companies, which may result in a loss of market share and reduced profitability.

There is increasing pressure from customers on their suppliers to outsource certain areas of their businesses to low-cost offshore locations. Many engineering and IT outsourcing and staffing companies already have or are seeking an offshore solution to support their technology and business process functions, and as a result, a significant amount of domestic technology and engineering project work may utilize offshore capabilities as alternatives to domestic resources. CDI has established lower cost outsourcing centers and has partnered with offshore companies to provide additional lower cost options to its customers. Conducting business through offshore arrangements entails additional compliance and regulatory issues and may result in additional costs. CDI’s partnering arrangements are subject to the Company’s ability to maintain good working relationships with its foreign partners and on its partners’ ability to fulfill their obligations under CDI’s agreements with them. Changes in the supply and demand for offshore personnel with the training to perform the IT and engineering services sought by CDI’s customers, as well as other factors affecting offshore labor costs, could raise CDI’s costs which would put pressure on its margins. Also, other offshore solution providers could develop direct relationships with CDI’s customers resulting in a significant loss of the Company’s market share and revenue.

Foreign currency fluctuations, weak foreign economies and unfavorable political developments in connection with CDI’s growing international operations could seriously harm its financial condition.

CDI’s international operations are important to its business and the Company expects that it will continue to account for an increasing portion of its total revenues. At a minimum, its reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of international operations, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. CDI’s exposure to foreign currency fluctuations relates primarily to operations denominated in British pounds sterling, Euros and Canadian dollars. From time to time, the Company engages in hedging activities with respect to its foreign operations.

The Company’s international operations are subject to a variety of other risks, including:

•	Recessions in foreign economies and the impact on costs of doing business in those countries;

•	Difficulties in staffing and managing foreign operations;

•	Unexpected changes in regulatory requirements;

•	The adoption of new, and the expansion of existing, trade restrictions and the failure to comply with U.S. export control laws;

•	The lack of well-developed legal systems and less established or traditional business practices in some countries, which could make it difficult for CDI to enforce its contractual rights;

•	Exposure to liability under the Foreign Corrupt Practices Act;

•	Social, political and economic instability, including risks of loss due to civil strife, acts of war, insurrection and terrorism;

•	Limitations on the movement of cash and the ability to repatriate foreign earnings; and

•	Logistical and communications challenges.

CDI’s projects may encounter difficulties that result in additional costs, reductions in revenues, claims, disputes and the payment of damages.

CDI’s projects often involve complex design and engineering, significant procurement of equipment and supplies and broad construction management. The Company may encounter difficulties in the design or engineering, equipment and supply delivery, schedule changes and other factors, some of which are beyond its control, that impact its ability to complete the project in accordance with the original delivery schedule. In addition, the Company often relies on third-party equipment manufacturers as well as third-party subcontractors to assist with the completion of its contracts. Any delay by subcontractors to complete their portion of the project, or any failure by a subcontractor to satisfactorily complete its portion of the project, as well as other factors beyond the Company’s control, may result in delays in the overall progress of the project or cause CDI to incur additional costs, or both. These delays and additional costs may be substantial, and the Company may be required to compensate the customer for these delays. While CDI may recover these additional costs from the responsible vendor, subcontractor or other third-party, the Company may not be able to recover all of these costs in all circumstances.

In addition, some contracts may require CDI’s customers to provide it with design or engineering information or with equipment or materials to be used on the project. In some cases, the customer may provide CDI with deficient design or engineering information or equipment or may provide the information or equipment to it later than required by the project schedule. The customer may also determine, after commencement of the project, to change various elements of the project. CDI is subject to the risk that it might be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate it for the additional work or expenses incurred due to customer requested change orders or failure by the customer to timely provide required items. A failure to obtain adequate compensation for these matters could require CDI to record an adjustment to amounts of revenues and gross profit that were recognized in prior periods. Any such adjustments, if substantial, could have a material adverse effect on the Company’s results of operations and financial condition.

The Company bears the risk of cost overruns in fixed-price contracts.

CDI, within its ES segment, sometimes enters into fixed-price contracts with customers, primarily for engineering project services. Revenue recognized under fixed-price contracts accounts for less than 5% of consolidated revenue in each of the past three years. Under these fixed-price contracts, prices are established based on cost and scheduling estimates, which in turn are based in part on assumptions about the prices and availability of skilled personnel, equipment, and materials. If the Company’s price estimates for a particular project prove to be inaccurate, then cost overruns may occur, and CDI could experience reduced profits or a loss for that project and the Company’s reputation could be harmed. Cost overruns may also be caused by changes in the scope of the project after the contract has been entered into or by a failure of the parties to adequately define and agree upon the entire scope of the project at inception. In those cases, there may be disputes between the parties over who should pay for the cost overruns. The Company will attempt to negotiate change orders to recover the additional costs, but there can be no assurance that the Company will be successful in its negotiations with its customers. In general, fixed-price contracts can offer greater profit potential but also entail more inherent risk—both in terms of possible financial losses and the potential for significant disputes with customers—than contracts containing pricing on a time-and-materials basis.

The Company’s project outsourcing services expose it to potential professional liability, product liability, warranty and other claims.

In connection with certain of its project outsourcing services, the Company engineers and perform services in various types of facilities, including major industrial facilities, where accidents or system failures can be disastrous. Any catastrophic occurrences in excess of insurance limits relating to locations or products which are engineered by the Company or locations where its services are performed could result in significant professional liability, product liability, warranty and other claims against the Company.

Furthermore, the project outsourcing services CDI provides expose it to additional risks including equipment failures, personal injuries, property damage, and unforeseen engineering, architectural and environmental problems, each of which could significantly impact the Company’s performance and materially impact its financial statements.

Changes in government regulations could result in loss of business and/or increased costs.

CDI’s business is subject to regulation or licensing in many states and in certain foreign countries. There can be no assurance the Company will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material in the future. Any inability to comply with government regulation or licensing requirements, or increase in the cost of compliance, could materially adversely affect the Company. New government regulations could disrupt or reduce existing business done by the Company, though it can also provide new business opportunities. Changes in government regulations could result in the imposition of new or additional benefits, licensing or tax requirements, thereby increasing CDI’s costs of doing business. There can be no assurance that CDI would be able to increase the fees charged to its customers in a timely manner or in a sufficient amount to cover increased costs as a result of any of the foregoing. Staffing services entail employing individuals on a temporary basis and placing such individuals in customers’ workplaces. Therefore, increased government regulation of the workplace or of the employer- employee relationship could materially adversely affect the Company.

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

In conducting its business, CDI is required to pay a number of payroll and related costs and expenses, including unemployment taxes, workers’ compensation and medical insurance for its personnel. Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment. Workers’ compensation costs may increase in the future if states raise benefit levels and liberalize allowable claims. The Company self-insures a portion of the exposure for losses related to workers’ compensation. The Company has established reserves for workers’ compensation claims based on historical loss statistics and periodic independent actuarial valuations. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future financial results. CDI’s future earnings could be adversely affected if it is not able to increase the fees charged to customers to absorb the increased costs related to unemployment insurance, workers’ compensation and medical benefits. In addition, its future earnings could also be adversely affected by future cost increases.

Estimates of the Company’s income tax liabilities are subject to various uncertainties, which could reduce profits or result in incorrect forecasts of future tax rates.

When financial statements are prepared, CDI estimates its income tax liabilities with respect to the various jurisdictions in which the Company does business. Significant judgment is required in determining the provision for income tax liabilities in the financial statements and in forecasting CDI’s effective income tax rate in a given period. The provision for income taxes and tax liability in the future could be adversely affected by numerous factors, including changes in tax laws, regulations or accounting principles, changes in the valuation of deferred tax assets and liabilities, and audits by taxing authorities.

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

Disasters could interfere with CDI’s ability to operate its business. Certain of the Company’s customers operate in areas that may be impacted by severe weather conditions.

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

The Company services the oil, gas, and chemical industries, each of which have a significant concentration of activities in the Gulf Coast of the United States. This area can be impacted by severe weather, negatively impacting CDI’s customers and its ability to serve them.

The Company relies on information systems in its operations. Failure to protect these systems against security breaches could adversely affect CDI’s business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, the Company’s business could be harmed.

The efficient operation of CDI’s business is dependent on computer hardware and software systems. Information systems are vulnerable to security breaches by computer hackers and cyber terrorists. The Company relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on its information systems. However, these measures and technology may not always be adequate to properly prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt CDI’s business and could result in decreased performance and increased overhead costs, causing the Company’s business and results of operations to suffer. Any significant interruption or failure of CDI’s information systems or any significant breach of security could adversely affect its business and results of operations.

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

Effective internal controls are necessary for CDI to provide reliable financial reports and prevent fraud. If the Company cannot provide reliable financial reports or prevent fraud, its operating results could be harmed. CDI devotes significant attention to establishing and maintaining effective internal controls. Implementing any appropriate changes to internal controls, if ever required, may require specific compliance training of the Company’s directors, officers and employees, entail substantial costs in order to modify its existing accounting systems and take a significant period of time to complete. The Company cannot be certain that these measures, if required, would ensure that it implement and maintain adequate controls over its financial reporting processes and related Section 404 reporting requirements. Any failure to implement required new or improved controls or difficulties encountered in their implementation could affect CDI’s operating results or cause it to fail to meet reporting obligations in future periods. Ineffective internal controls could also cause investors to lose confidence in the

Company’s reported financial information, which could have a negative effect on the market price of CDI stock.

The Company may not be able to obtain the insurance coverages necessary to manage its risks.

The Company relies on insurance to help manage its risks and to limit the Company’s exposure to significant claims. The future availability and cost of such insurance is subject to market forces and CDI’s claims experience. There can be no assurance that the Company can always obtain and maintain appropriate insurance coverage, including errors and omissions insurance, in order to effectively manage the risks of its business.

A significant portion of the Company’s common stock is owned by related parties, and they could vote their shares in a way that is adverse to the interests of other shareholders.

Certain of CDI’s directors and trusts, for which some of the Company’s directors serve as trustee, own a substantial portion of the Company’s outstanding common stock. By virtue of this stock ownership, such shareholders have the power to significantly influence CDI’s affairs and are able to influence the outcome of matters required to be submitted to shareholders for approval, including the election of directors and the amendment of the Company’s Articles of Incorporation or Bylaws. Such shareholders could exercise influence over the Company in a manner adverse to the interests of CDI’s other shareholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company presently maintains its principal executive offices at 1717 Arch Street, Philadelphia, Pennsylvania, in approximately 29,000 square feet of leased office space under leases expiring in 2012 and 2013. The Company also maintains offices at 1801 Market Street, Philadelphia, Pennsylvania, in approximately 50,000 square feet of leased office space under a lease expiring in 2016.

The Company maintains significant engineering centers in Houston, Texas (9800 Centre Parkway and 9555 W. Sam Houston Parkway) in approximately 118,000 square feet of leased space under various leases expiring through 2015, and in Baton Rouge, Louisiana at 4041 Essen Lane in approximately 47,000 square feet of leased space under a lease expiring in 2012. In addition, the company operates a shared service center and engineering center at 3200 Kanawha Turnpike, South Charleston, West Virginia in approximately 35,000 square feet of leased space under a lease expiring in 2011. The Company also maintains additional offices at 200 Public Square, Cleveland, Ohio in approximately 52,000 square feet of leased office space under a lease expiring in 2011.

Additionally each reporting segment also has numerous other active facilities and locations under operating lease agreements. Most of the leased space is devoted to sales, marketing, engineering design, and administrative and back-office functions. These facilities are leased for terms ranging from five to ten years. The Company believes that its facilities are adequate to meet its current and near term needs.

A few of the Company’s offices accommodate more than one operating segment. In such cases, square-foot usage is allocated among the segments primarily based on utilization.

Item 3.	Legal Proceedings

The Company has litigation and other claims pending which has arisen in the ordinary course of business.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. The Company believes it is likely that the OFT will ultimately impose a fine on Anders. Although management cannot yet determine with any reliability the amount of the fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in the Company’s consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year covered by this report.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of CDI’s common stock are traded on the New York Stock Exchange under the trading symbol “CDI”. The high and low sales price per share of the Company’s common stock for each quarter during the last two years are shown in the table below (all as reported by the Wall Street Journal), together with dividend information for each period.

	High	Low	Dividends
2007
First quarter	$30.98	$23.80	$0.11
Second quarter	33.87	28.35	0.11
Third quarter	33.37	23.34	0.11
Fourth quarter	30.09	23.53	0.13

2006
First quarter	$28.99	$23.12	$0.11
Second quarter	30.45	27.40	0.11
Third quarter	29.10	18.26	0.11
Fourth quarter	26.60	19.36	0.11

Dividends

The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition and capital requirements.

Shareholders

As of February 29, 2008, there were 452 shareholders of record of the Company’s common stock. A single record shareholder account may however represent multiple beneficial owners, including holders of shares in street name accounts. Including those multiple beneficial owners, the total number of shareholders on February 29, 2008 was approximately 5,500.

Comparative Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming an investment of $100 on December 31, 2002 and the reinvestment of any dividends) for the last five fiscal years on (a) CDI stock, (b) the Standard & Poor’s (S&P) 500 Index, (c) the peer group index used in CDI’s Form 10-K last year (the “Old Peer Group”), and (d) a new peer group index (the “New Peer Group”).

The Old Peer Group consisted of the following fifteen companies: Adecco S.A., Butler International Inc., CIBER, Inc., Computer Horizons Corp., Computer Task Group, Inc., Heidrick & Struggles International, Inc., Jacobs Engineering Group Inc., Kelly Services, Inc., Korn/Ferry International, Manpower Inc., MPS Group, Inc., Robert Half International Inc., The Shaw Group Inc., Spherion Corporation and Volt Information Sciences, Inc.

The New Peer Group selected by CDI consists of the following nine companies: CIBER, Inc., Computer Task Group Inc., Heidrick & Struggles International Inc., Jacobs Engineering Group, Inc., Korn/Ferry International, MPS Group Inc., Robert Half International Inc., The Shaw Group Inc., and Volt Information Sciences Inc.

The changes from the Old Peer Group to the New Peer Group are as follows:

•

Adecco S.A., Kelly Services, Inc., Manpower Inc. and Spherion Corporation, all of which are engaged in the general temporary staffing business, were removed to reflect CDI’s decision to exit the clerical and administrative temporary staffing market with the sale of its Todays Staffing subsidiary in September 2007.

•

Computer Horizons Corp. was removed because the company is in the process of being dissolved. That company’s stock was de-listed from NASDAQ in 2007 and was recently trading at less than $1.00 per share.

•	Butler International Inc. was removed because that company’s stock was de-listed from NASDAQ and was recently currently trading at less than $1.00 per share.

	Years ended December 31,
	2002	2003	2004	2005	2006	2007
CDI Corp.	$100.00	$121.40	$88.20	$115.10	$106.38	$105.29
S&P 500 Index—Total Return	100.00	128.68	142.67	149.65	173.28	182.81
Old Peer Group	100.00	151.34	149.98	160.86	206.37	232.85
New Peer Group	100.00	139.84	170.49	210.63	236.49	315.03

Item 6.	Selected Financial Data

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

	2007	2006	2005	2004	2003
Earnings Data:
Revenue	$1,187,299	$1,113,417	$984,437	$922,945	$924,435
Earnings from continuing operations before cumulative effect of accounting changes, net of tax (1)(2)	$31,828	$20,752	$12,352	$6,119	$17,182
Discontinued operations (1)	2,374	2,511	1,605	1,409	4,062
Cumulative effect of accounting changes, net of tax (3)	-		(152)	-
Net earnings	$34,202	$23,263	$13,805	$7,528	$21,244

Basic earnings per share:
Earnings from continuing operations (1)	$1.57	$1.04	$0.63	$0.31	$0.89
Discontinued operations (1)	0.12	0.13	0.08	0.07	0.21
Cumulative effect of accounting changes	-	-	(0.01)	-	-
Net earnings	$1.69	$1.17	$0.70	$0.38	$1.10

Diluted earnings per share:
Earnings from continuing operations (1)	$1.56	$1.03	$0.62	$0.30	$0.87
Discontinued operations (1)	0.12	0.13	0.08	0.07	0.21
Cumulative effect of accounting changes	-	-	(0.01)	-	-
Net earnings	$1.68	$1.16	$0.69	$0.37	$1.08

Cash dividends declared per common share (4)	$0.46	$0.44	$0.44	$2.40	$2.18

Balance Sheet Data:
Total assets of continuing operations (1)	$450,058	$366,825	$332,192	$316,366	$364,364
Shareholders’ equity	334,978	299,332	271,478	267,190	299,411

(1)	In September 2007, the Company sold its Todays Staffing, Inc. (“Todays”) subsidiary to Spherion Corporation. The sale price was $40.1 million in cash and the Company retained responsibility for certain liabilities and certain current and deferred income taxes directly related to the business. The Company recorded a gain of $2.1 million ($1.3 million after-tax) in connection with the sale. See Note 7 to the consolidated financial statements for further information on the sale of Todays and Discontinued Operations.
(2)	On January 1, 2006, the Company adopted FAS 123 (R), Share-Based Payment, which requires all share-based payments to employees to be recognized as an expense based on the estimated fair value of the award on the date of grant. The Company recognized $1.4 million of expense related to stock options and stock appreciation rights in both 2007 and 2006. See Note 8 to the consolidated financial statements for further information on share-based payment.
(3)	Effective December 31, 2005, the Company adopted FIN 47, Accounting for Conditional Asset Retirement Obligations, which required the Company to recognize a liability for its obligation to return certain of its operating leased facilities to their original condition upon termination of the lease. The Company increased its leasehold improvements asset by $0.3 million, recognized an asset retirement obligation of $0.5 million and a charge of $0.2 million.
(4)	In 2004 and 2003, the Company declared special dividends of $2.00 per common share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

On September 28, 2007, the Company sold its Todays Staffing, Inc. (“Todays”) subsidiary for $40.1 million in cash and realized an after tax gain of $1.3 million on the sale. This was a significant step in the Company’s efforts over the past few years to refocus CDI’s business on engineering and IT project outsourcing and professional staffing services. As a result of the sale, the financial results of the Todays business segment have been presented as discontinued operations in the financial statements for all periods presented. The discussion that follows in the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” will pertain to continuing operations only.

CDI’s operating performance for 2007 continued to demonstrate positive momentum as revenue from continuing operations increased 6.6% as compared to 2006. This increase was due to a number of factors, including increased capital spending by customers primarily in the ES and Anders segments, a relatively healthy economic environment and continued strength in hiring and employment levels. Engineering Solutions, Management Recruiters International and AndersElite each reported double-digit revenue growth in 2007, while Information Technology Solutions reported a revenue decline.

During 2007, CDI’s net earnings from continuing operations increased 53.4% as compared to 2006. This increase was due primarily to revenue growth in longer duration, higher margin business along with significant growth in permanent placements, both of which enabled gross profit dollars to grow 11.2%. This produced a variable contribution margin (“VCM” as defined below) of 18.6% and an operating profit margin of 3.9% for the year ended December 31, 2007.

CDI ended the year with approximately $127 million in cash and cash equivalents. CDI was able to generate over $53 million in cash during the year in addition to $40 million in cash proceeds from the sale of Todays Staffing. The cash on-hand and available borrowing capacity should provide sufficient resources to support organic revenue growth, capital spending, the stock repurchase program, shareholder dividends and potential strategic acquisitions in targeted engineering verticals.

Investigation by the U.K. Office of Fair Trading

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. CDI believes it is likely that the OFT will ultimately impose a fine on Anders. Although management cannot yet determine with any reliability the amount of the fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in its consolidated financial statements.

Consolidated Results of Operations

Business Strategy

CDI’s strategic objective is to be a leading global provider of engineering and information technology outsourcing solutions and professional staffing. These services enable CDI’s customers to focus on their core competencies and drive profitable growth and return on capital investment.

CDI’s business model is based on certain critical elements. CDI strives to meet the needs of its customers through its ability to develop cost-effective engineering and IT solutions, to manage the implementation of complex projects and to provide highly-qualified technical and managerial personnel. A key strategic objective of the Company is to focus more on higher value, higher margin and longer cycle business, such as engineering project outsourcing and solutions business and professional services, consisting of permanent placement and franchise-related services. In recent years, the Company has developed more efficient business processes, instituted cost containment measures and increased productivity.

Key Performance Indicators

Revenue growth is favorably impacted by increases in capital spending by customers particularly in the ES and Anders business segments. Other external factors, such as a strong business environment and low unemployment rates favorably impact the Company’s staffing business. Improving economic growth typically results in increasing demand for labor. Low unemployment rates often correlate with strong demand for the types of employees CDI’s customers hire on a permanent and contract basis. Operationally, CDI’s ability to capitalize on opportunities created by economic expansion, its performance on new and existing accounts, new contract and account wins, and its ability to mitigate competitive pricing pressures affect the Company’s ability to increase revenue.

Gross profit and gross profit margin reflect CDI’s ability to realize pricing consistent with value provided, to incorporate changes in market demand, and to control and pass through direct costs. Gross profit margin will shift as a result of the mix of business. The Company is focused on improving margins over time through deliberate efforts to grow new higher margin business and to cycle out of lower margin business. Professional services revenue, consisting of permanent placement and franchise related services, also has an impact on gross profit margin. Since there are no direct costs associated with professional services revenue, increases or decreases in such revenue can have a disproportionate impact on gross profit margin.

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

During 2007, the Company exceeded the RONA and VCM goals and made good progress on the operating profit margin goal as a result of improved business performance, working capital management and the sale of Todays.

2007 versus 2006

Results of Operations

The table that follows presents revenue by service type along with some key metrics (in percentages) for 2007 and 2006:

	2007		2006		Increase
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
Staffing services	$788,939	66.4%	$752,575	67.6%	$36,364	4.8%
Project outsourcing services	323,892	27.3	300,758	27.0	23,134	7.7
Professional services	74,468	6.3	60,084	5.4	14,384	23.9
	$1,187,299	100.0%	$1,113,417	100.0%	$73,882	6.6
Gross profit	$286,940	24.2%	$258,059	23.2%	$28,881	11.2
Operating and administrative expenses	$240,104	20.2	$225,000	20.2	$15,104	6.7
Operating profit	$46,836	3.9	$33,059	3.0	$13,777	41.7
Net earnings from continuing operations	$31,828	2.7%	$20,752	1.9%	$11,076	53.4

Cash and cash equivalents	$127,059		$33,551		$93,508	278.7
Cash flow provided by operations	$56,819		$38,818		$18,001	46.4%

Effective income tax rate	35.2%		36.1%
After-tax return on shareholders’ equity (2)	10.0%		7.3%
Pre-tax return on net assets (3)	23.4%		14.9%
Variable contribution margin (4)	18.6%		10.7%

(1)	Revenue for 2006 has been reclassified to conform to the 2007 presentation.
(2)	Current quarter combined with the three preceding quarters’ net earnings from continuing operations divided by the average shareholders’ equity.
(3)	Current quarter combined with the three preceding quarters’ pre-tax earnings from continuing operations divided by the average net assets. Net assets include total assets from continuing operations minus total liabilities from continuing operations excluding cash, external debt and income tax accounts.
(4)	Year-over-year change in operating profit from continuing operations divided by year-over-year change in revenue from continuing operations.

Revenue by service type includes the following:

•

Staffing services—includes the placement of temporary professionals, generally at a customer’s location under the supervision of the customer. This also includes managed staffing services in which the company assumes overall management of a customer’s on-site contract staffing functions.

•	Project outsourcing services—includes engineering and information technology services in which the Company manages an overall project and provides a deliverable work product for the customer.

•	Professional services—includes search, recruitment and permanent placement services, royalties from franchise permanent placement activity, and fees from the sale of new franchises.

Revenue increased primarily due to strong capital spending which drove increased demand for engineering project outsourcing services in the oil and gas, alternative energy and defense industries, as well as in the construction industries in the U.K. and Australia.

Gross profit margins increased as a result of growth in higher margin project outsourcing services in ES and permanent placement services revenue in ES and Anders.

Consolidated operating and administrative expenses increased primarily due to higher staff salaries and incentive-based and stock-based compensation, largely driven by the improved financial performance discussed above. Partially offsetting these expense increases was the reversal of a legal accrual of $1.6 million in the first quarter of 2007.

Operating profit grew 41.7% and operating profit margin increased from 3.0% to 3.9%, demonstrating progress towards the Company’s goal of 5%. VCM of 18.6%, or 13.9% when adjusted for certain previously disclosed pre-tax adjustments to earnings, was at the upper end of the Company’s target range of 12-14%. The increase in VCM was primarily due to the shift in mix to higher value, higher margin, longer cycle business, which led to margins growing faster than expenses.

The Company’s effective income tax rate was 35.2% and 36.1% for the years ended December 31, 2007 and 2006, respectively. The rate in 2007 was favorably impacted by investments in tax-exempt instruments and a higher proportion of foreign earnings taxed at lower rates, while the rate in 2006 was unfavorably impacted by an increase in the valuation allowance recorded against certain deferred tax assets.

Cash and cash equivalents increased from $33.6 million in 2006 to $127.1 million in 2007. During 2007, the Company generated $56.8 million in cash from operating activities from continuing operations as compared to $38.8 million in 2006. The 2007 increase in operating cash flow versus 2006 was primarily due to higher earnings of $10.9 million and improvements in accounts receivable collections. During 2007, the Company generated $34.4 million in cash from investing activities from continuing operations as compared to $12.9 million cash used in investing activities from continuing operations in 2006. The 2007 increase in investing activities from continuing operations versus 2006 was primarily due to $39.8 million from the sale of Todays, partially offset by capital spending of $7.8 million.

Segment Discussion

Effective January 1, 2007, the Company began separately reporting the ES and ITS segments. These operations were previously reported within the Business Solutions segment. This change reflects the Company’s new operating structure and provides investors with additional information regarding the Company’s engineering versus its information technology financial results.

Engineering Solutions (“ES”)

Business Strategy

ES’s business strategy is to pursue the development of long-term alliances with its customers as a cost effective, single source provider of engineering services and professional staffing. By working as a core supplier and partner with its customers, ES is able to develop an understanding of its customers’ overall business needs as well as the unique technical needs of their projects. This approach creates the opportunity for ES to provide a greater and more integrated range of services to its customers to facilitate efficient project management, procurement, overall program integration and execution. Success of the ES business strategy is dependent upon maintaining and renewing its existing customers or contracts, continued capital spending by its major engineering customers, the ability to win new contract awards and accounts and the availability and cost of labor. In addition, ES is strategically engaging in global arrangements to lower its cost of services for clients, to access a broader talent pool and to provide worldwide servicing capability for its global clients. ES has developed professional recruitment outsourcing (“PRO”) services to manage a client’s entire recruitment process. PRO services provide domestic and multi-national clients with a single source of professional and technical permanent placements across an entire organization.

Key Performance Indicators

ES manages and assesses its performance through various means, with the primary financial and operational measures including revenue growth, contract renewals, new contract wins, account growth, gross profit margin, operating profit and return on net assets.

Revenue growth reflects performance on both new and existing contracts and accounts. Incremental increases in revenue will not generally result in proportionate increases in costs, particularly operating and administrative expenses, thus potentially improving operating profit margins.

New contracts, account wins and contract renewals are the primary drivers of future revenue and provide an assessment of ES’s ability to compete. New contract wins fluctuate from quarter to quarter depending on the timing of customer needs and external factors. ES utilizes financial and operational reviews in the contracting process to ensure appropriate margins and returns.

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

Return on net assets (“RONA”) reflects ES’s ability to generate earnings while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (“DSO”). Reduction in DSO will contribute to improvement in RONA.

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses and operating profit for ES for 2007 and 2006:

ES	2007		2006		Increase
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
Staffing services	$310,447	50.3%	$288,045	51.6%	$22,402	7.8%
Project outsourcing services	296,572	48.0	266,592	47.8	29,980	11.2
Professional services	10,366	1.7	3,329	0.6	7,037	211.4
	617,385	100.0	557,966	100.0	59,419	10.6
Cost of services	487,428	79.0	449,883	80.6	37,545	8.3
Gross profit	129,957	21.0	108,083	19.4	21,874	20.2
Operating and administrative expenses	93,888	15.2	84,862	15.2	9,026	10.6
Operating profit	$36,069	5.8%	$23,221	4.2%	$12,848	55.3%
(1)	Revenue for 2006 has been reclassified to conform to the 2007 presentation.

ES’s revenue increased in 2007, largely due to:

•	Increased capital spending by major customers, especially within project outsourcing;

•	Average bill rate increases, reflecting the Company’s ability to pass on higher labor costs to its clients; and

•	Increased permanent placement revenue primarily from PRO services in the P&I vertical.

Gross profit dollars increased due to volume increases in the P&I and Government Services verticals, offset by a decrease in Aerospace volume.

Gross profit margins increased primarily due to:

•

Improved mix of higher margin, longer cycle project outsourcing in the P&I and Government Services verticals and an increase in higher margin permanent placement (“PRO” services) revenue in the P&I vertical; and

•	Decline in lower margin technical staffing revenue within the Aerospace vertical.

ES’s operating and administrative expenses increased in 2007 primarily due to:

•	Higher staff salaries and incentive-based compensation associated with the increase in sales volume and profit, primarily in the P&I vertical;

•	Start-up costs of $0.6 million in early 2007 associated with an account win; and

•	Increased computer and facilities costs within the P&I vertical associated with the increase in revenue.

These increases were partially offset by the reversal of a legal accrual of $1.6 million in the first quarter of 2007.

The following table presents changes in revenue from each of ES’s verticals for 2007 and 2006.

	2007		2006		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
CDI-Process and Industrial	$467,515	75.7%	$405,159	72.6%	$62,356	15.4%
CDI-Government Services	69,745	11.3	58,063	10.4	11,682	20.1
CDI-Aerospace	68,384	11.1	83,230	14.9	(14,846)	(17.8)
CDI-Life Sciences	11,741	1.9	11,514	2.1	227	2.0
	$617,385	100.0%	$557,966	100.0%	$59,419	10.6%
(1)	Revenue for 2006 has been reclassified to conform to the 2007 presentation.

The P&I vertical focuses on small to medium-sized engineering projects within the process sector, which includes the oil refining, chemical and alternative energy industries, as well as oil and gas industries in western Canada. The industrial sector includes power generation, telecommunications and heavy manufacturing. Typically, these customers are large, multi-national companies that use multiple service providers. Contracts are awarded based on the ability to meet the specific requirements of each individual project. The increase in revenue within this vertical was largely attributable to strong capital spending by customers within the process sector, and to a lesser extent, within the industrial sector, resulting in both new account wins and a ramp-up of existing accounts. Two significant account wins, late in the third quarter of 2007 in the alternative energy industry contributed to revenue growth in the fourth quarter. Increases in permanent placement revenue were realized primarily as a result of PRO services and to a lesser extent increased volumes in Canada.

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

The Life Sciences vertical provides engineering design, procurement, and construction management to customers in the pharmaceutical and biotechnology industries. Customers range from start-up entities to large multinational organizations. Life Sciences revenue increases were moderate due to new contract awards being largely offset by completion of existing projects in the biotechnology sector.

Management Recruiters International (“MRI”)

Business Strategy

The MRI network is one of the largest search and recruitment organizations in the world. The key to MRI’s success is delivering value to its franchisees by providing products, services and business planning assistance to help maximize their business growth and productivity. MRI’s strategic growth objectives include expansion of current franchisees’ staff search consultants, expansion of the international franchise network and continued growth in underdeveloped U.S. market areas. In April 2006, the Company sold an international master franchise. Under the sale agreement, MRI assigned the rights to all of its existing international franchise agreements as well as the right to enter into any new franchise agreements abroad, with the exception of existing or future franchises in Japan. Although royalties initially declined as a result of the sale, operating expenses have also been reduced, and this arrangement is expected to be accretive to operating profit. MRI believes that the international marketplace provides significant opportunity for franchise expansion and the resultant increasing franchise sales and royalty revenue flows.

Factors affecting MRI’s revenue include the strength of the U.S. and global economies, unemployment rates and the amount of temporary staffing business done by franchisees. Permanent placement and royalty fees are driven by employer demand for mid-to-upper level managerial, professional and sales candidates, as well as the number of new franchise offices and franchise contract renewals. MRI continues to focus its efforts on growing existing franchisees by devoting additional resources to field service teams. These teams focus on maximizing customer contact and developing customer-level business plans to establish clear metrics and optimize network member performance. During 2006 and 2007, MRI was able to renegotiate several franchise agreements to permit the sale of additional franchises in certain under-penetrated areas.

MRI currently provides training and operations support to enable its franchisees to develop contract staffing capabilities in their offices. Contract staffing business potentially provides a franchise owner with an annuity revenue stream, complements an existing permanent placement business and improves the potential market value of the franchise office.

Key Performance Indicators

MRI manages and assesses its performance through various means, with the primary operational and financial measures including weekly job orders, placements and billings, cash collections, royalties, number of franchise offices, franchise sales and renewals, billable hours, revenue growth and return on net assets.

The number of franchise offices measures MRI’s overall market penetration, franchise sales measure MRI’s ability to expand its market reach, and renewals indicate MRI’s ability to maintain, and the franchisees’ satisfaction with, its network.

MRI gauges the strength of its franchise sales program by monitoring the number of referrals, sales presentations, and sales and closing percentage.

Billable hours and revenue growth in temporary staffing services reflect MRI’s performance in expanding the support services within the franchise network.

Gross profit and gross profit margin reflect MRI’s ability to improve its franchisees permanent placement capabilities, thus increasing royalty payments to MRI. Additionally, gross margin reflects MRI’s ability to identify and sell franchise territories to new franchise owners, thus producing franchise sales revenue. In both cases, revenues flow directly through to gross margin. Revenue from the contract staffing business does have associated direct costs included in gross margin and therefore growth in this business will reduce overall gross margin. However, MRI believes the contract staffing offering will create a stronger, more vibrant and profitable franchise business. Within contract staffing, gross margin can be increased as franchise owners build their staffing and recruiting capabilities to generate higher bill rates for the placement of high level professionals.

Return on net assets (“RONA”) reflects MRI’s ability to generate earnings while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (“DSO”). Reduction in DSO will contribute to improvement in RONA.

Results of Operations

The following table presents changes in revenue, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for 2007 and 2006:

MRI	2007		2006		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$46,626	59.8%	$35,736	53.0%	$10,890	3.0.5%
Professional services	31,324	40.2	31,738	47.0	(414)	(1.3)
	77,950	100.0	67,474	100.0	10,476	15.5
Cost of services	32,186	41.3	25,033	37.1	7,153	28.6
Gross profit	45,764	58.7	42,441	62.9	3,323	7.8
Operating and administrative expenses	29,989	38.5	27,831	41.2	2,158	7.8
Operating profit	$15,775	20.2%	$14,610	21.7%	$1,165	8.0%

MRI’s revenue increased in 2007 as a result of higher contract staffing services revenue, reflecting placements of higher level professionals at higher average bill rates. Professional services revenue decreased slightly reflecting the impact of the 2006 sale of the master franchise license, which lowered royalty revenue partially offset by increased sales of domestic franchises of $0.4 million.

Gross profit dollars increased due to the sales growth mentioned above. Overall gross profit margin decreased as lower margin contract staffing services revenue grew significantly while higher margin professional services revenue decreased slightly.

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

AndersElite (“Anders”)

Business Strategy

Anders is focused on providing high quality recruitment services within the U.K. and Australian infrastructure environment. Anders delivers these services by developing an efficient branch office operation which provides clients with qualified contract and permanent professionals. Efficient branch office operations are characterized by skilled managers leading production teams of consultants and recruitment assistants to meet clients’ temporary and permanent staffing needs. Management believes Anders’ utilization of web-based recruiting is critical to providing it with a large pool of highly qualified candidates, and enhances the Company’s ability to filter candidates to meet specific customer needs.

Demand in the U.K. infrastructure sector continues to grow with the rebuilding of the country’s rail system, other government-related projects, and private industry-related projects. Anders is capitalizing on this growth by enhancing its permanent placement process and focusing more resources, including recruitment assistants, on this area resulting in improving recruiter productivity. In addition, the 2012 London Olympics is providing and is expected to continue to provide opportunities for revenue and operating profit growth. Demand in Australia continues to grow in the construction, mining, rail, shipping, engineering and power and processing sectors.

Anders has generated new business growth due to the opening of new offices in Australia. The Australian offices provide a pool of candidates to a tight U.K. labor market, in addition to generating business from Australia-based customers. Anders plans to expand its network of offices in Australia in order to capitalize on the strong demand in that country.

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

Return on net assets (“RONA”) reflects Anders’ ability to generate earnings while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (“DSO”). Reduction in DSO will contribute to improvement in RONA.

Results of Operations

The following table presents changes in revenue, cost of services, gross profit, operating and administrative expenses and operating profit for Anders for 2007 and 2006 in U.S. dollars:

Anders	2007		2006		Increase
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$222,175	87.5%	$193,053	88.9%	$29,122	15.1%
Professional services	31,747	12.5	24,135	11.1	7,612	31.5
	253,922	100.0	217,188	100.0	36,734	16.9
Cost of services	186,843	73.6	161,511	74.4	25,332	15.7
Gross profit	67,079	26.4	55,677	25.6	11,402	20.5
Operating and administrative expenses	54,701	21.5	48,005	22.1	6,696	13.9
Operating profit	$12,378	4.9%	$7,672	3.5%	$4,706	61.3%

To more effectively discuss the comparative results of operations for 2007 and 2006, the following table presents Anders’ results on a local currency basis (i.e., British Pounds—£):

Anders	2007		2006		Increase
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£111,188	87.5%	£105,237	88.9%	£5,951	5.7%
Professional services	15,888	12.5	13,156	11.1	2,732	20.8
	127,076	100.0	118,393	100.0	8,683	7.3
Cost of services	93,506	73.6	88,041	74.4	5,465	6.2
Gross profit	33,570	26.4	30,352	25.6	3,218	10.6
Operating and administrative expenses	27,377	21.5	26,178	22.1	1,199	4.6
Operating profit	£6,193	4.9%	£4,174	3.5%	£2,019	48.4%

The increase in revenue was primarily due to:

•	Strong capital spending on infrastructure, which continued to drive demand for both staffing and permanent placement services, and

•	Increased productivity among recruiting and sales personnel due to increased support to key producers.

Gross profit dollars increased due to the sales growth and improved productivity mentioned above.

Gross profit margins increased primarily due to:

•	More rapid growth in higher margin permanent placement revenue than lower margin staffing services in the U.K. and growth in permanent placement revenue in Australia, and

•	Average permanent placement fee increase of approximately 11%.

Anders’ operating and administrative expenses increase was largely due to higher staff salaries and incremental incentive-based compensation of £2.0 million associated with the increase in sales volume, partially offset by lower advertising and marketing expenses of £0.3 million.

Information Technology Solutions (“ITS”)

Business Strategy

ITS provides a variety of information technology related services for its clients. These services include staffing, consulting and outsourcing. These service offerings require recruiting and retaining information technology talent for temporary and permanent information technology positions, industry expertise and the ability to determine appropriate solutions for business service needs. ITS’s customers are primarily Fortune 1000 companies who have high volume information technology requirements and/or the need to augment their own staff on a flexible basis.

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

While staffing continues to be a core offering, ITS has increased its efforts to provide higher-value IT outsourcing and consulting services through the development of expertise in specific technology domains. This effort to shift the emphasis towards higher value IT services is consistent with CDI’s core business strategy. ITS seeks to provide a full range of integrated IT services to its clients. ITS will seek to differentiate itself from the competition and optimize the client’s infrastructure, all while targeting a reduction in overall IT costs and improved service levels.

Key Performance Indicators

ITS manages and assesses its performance through various means, with the primary financial and operational measures including revenue growth, gross profit margin, direct margin per hour, direct margin per recruiter, revenue per sales person, operating profit margin and return on net assets.

Revenue growth reflects performance on both new and existing contracts and accounts. The ITS model is such that changes in revenue may not result in proportionate changes in operating and administrative costs, thus impacting profitability.

Gross profit and gross profit margin reflect ITS’s ability to realize pricing consistent with value provided, to incorporate changes in market demand, and to control and pass through direct costs. It is also an indication of ITS’s ability to shift the mix of business to higher margin service offerings.

Return on net assets (“RONA”) reflects ITS’s ability to generate earnings while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (“DSO”). Reduction in DSO will contribute to improvement in RONA.

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ITS for 2007 and 2006:

ITS	2007		2006		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
Staffing services	$209,691	88.1%	$235,741	87.1%	$(26,050)	(11.1)%
Project outsourcing services	27,320	11.5	34,166	12.6	(6,846)	(20.0)
Professional services	1,031	0.4	882	0.3	149	16.9
	238,042	100.0	270,789	100.0	(32,747)	(12.1)
Cost of services	193,902	81.5	218,931	80.8	(25,029)	(11.4)
Gross profit	44,140	18.5	51,858	19.2	(7,718)	(14.9)
Operating and administrative expenses	41,588	17.5	46,161	17.1	(4,573)	(9.9)
Operating profit	$2,552	1.1%	$5,697	2.1%	$(3,145)	(55.2)%
(1)	Revenue for 2006 has been reclassified to conform to the 2007 presentation.

ITS’s revenue decreased from the prior year primarily due to staffing cutbacks by the major IT alliance account, the termination of an outsourcing contract, as well as continued competitive pricing pressures within the staffing services marketplace.

ITS’s gross profit dollars decreased due to a reduction in staffing services and outsourcing. Gross profit margin declined due to the reduction in outsourcing revenue and pricing pressures experienced within staffing services.

ITS’s operating and administrative expenses decreased primarily due to headcount reduction and other cost control initiatives implemented throughout 2006 and 2007.

Corporate

Corporate expenses increased $1.8 million for a total of $19.9 million for 2007, as compared to $18.1 million for 2006. These increases were primarily due to variable compensation costs as well as higher stock-based compensation expenses, partially offset by reductions in consulting fees, audit fees and compliance costs related to the Sarbanes-Oxley Act of 2002.

Consolidated Results of Operations

2006 versus 2005

The table that follows presents revenue by service type along with some key metrics (in percentages) for 2006 and 2005:

	2006		2005		Increase
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
Staffing services	$752,575	67.6%	$672,734	68.3%	$79,841	11.9%
Project outsourcing services	300,758	27.0	255,200	25.9	45,558	17.9
Professional services	60,084	5.4	56,503	5.8	3,581	6.3
	$1,113,417	100.0%	$984,437	100.0%	$128,980	13.1
Gross profit	$258,059	23.2%	$225,789	22.9%	$32,270	14.4
Operating and administrative expenses	$225,000	20.2	$206,973	21.0	$18,027	8.7
Operating profit	$33,059	3.0	$19,276	2.0	$13,783	71.5
Net earnings from continuing operations	$20,752	1.9%	$12,352	1.3%	$8,400	68.0

Cash and cash equivalents	$33,551		$13,407		$20,144	150.2
Cash flow provided by operations	$38,818		$553		$38,265	NM	%

Effective income tax rate	36.1%		36.9%
After-tax return on shareholders’ equity (2)	7.3%		4.6%
Pre-tax return on net assets (3)	14.9%		9.9%
Variable contribution margin (4)	10.7%

(1)	Revenue for 2006 and 2005 have been reclassified to conform to the 2007 presentation.
(2)	Current quarter combined with the three preceding quarters’ net earnings from continuing operations divided by the average shareholders’ equity.
(3)	Current quarter combined with the three preceding quarters’ pre-tax earnings from continuing operations divided by the average net assets. Net assets include total assets from continuing operations minus total liabilities from continuing operations excluding cash, external debt and income tax accounts.
(4)	Year-over-year change in operating profit from continuing operations divided by year-over-year change in revenue from continuing operations.

Revenue by service type includes the following:

•

Staffing Services—includes the placement of temporary professionals, generally at a customer’s location under the supervision of the customer. This also includes managed staffing services in which the company assumes overall management of a customer’s on-site contract staffing functions.

•	Project Outsourcing Services—includes engineering and information technology services in which the company manages an overall project and provides a deliverable work product for the customer.

•	Professional Services—includes search, recruitment and permanent placement services, royalties from franchise permanent placement activity, and fees from the sale of new franchises.

Revenue increased in all three categories of revenue and at each of the Company’s reporting segments in 2006. This was due to a number of factors, including:

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

The impact of the above items was partially offset by lower royalty revenues due to the sale of the international master franchise and continued higher mix of lower margin business in the IT staffing business. Also, the gross profit was lower in 2005 due to a correction of $1.2 million that related to prior years.

Consolidated operating and administrative expenses increased due primarily to:

•	Higher staff salaries and incentive-based compensation of $10.4 million associated with the revenue growth discussed above,

•	Increased facilities costs of $2.5 million mainly associated with the P&I vertical expansion in Houston, TX and Anders expansion in the U.K. and Australia,

•	Higher stock based compensation expenses of $1.4 million,

•	Legal costs of $1.0 million associated with the OFT investigation,

•	Additional impairment charges of $0.6 million related to a decline in the fair value of an MRI asset held for sale,

•	Incremental spending related to the Company’s compliance and financial controls of $0.5 million, and

•	Placement fees of $0.5 million associated with the hiring of new executives.

The increase in operating and administrative expenses was partially offset by continued expense containment measures and the 2006 reversal of a lease reserve amounting to $0.8 million.

Operating profit and operating profit margin increased in 2006 as compared to the prior year. The increase is a result of the net effect of those items discussed above.

The Company’s effective income tax rate decreased from 36.9% in 2005 to 36.1% in 2006. This decrease relates primarily to recognition of certain foreign research and development credits realized in the second quarter of 2006. See Note 11 to the consolidated financial statements for further information concerning the Company’s income taxes.

Cash and cash equivalents increased from $13.4 million in 2005 to $33.6 million in 2006. The Company was able to source a significant amount of cash during 2006 due to higher profits, improved collections of accounts receivable and a decline in working capital requirements because the start-up costs for major account wins were incurred principally in 2005. Capital spending for 2006 amounted to $12.9 million.

CDI utilized its unsecured line of credit during 2006; however, borrowings under the credit facility were repaid by year end.

Segment Discussion

Engineering Solutions (“ES”)

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses and operating profit for ES for 2006 and 2005:

ES	2006		2005		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
Staffing services	$288,045	51.6%	$288,527	56.1%	$(482)	(0.2)%
Project outsourcing services	266,592	47.8	221,786	43.1	44,806	20.2
Professional services	3,329	0.6	3,834	0.8	(505)	(13.2)
	557,966	100.0	514,147	100.0	43,819	8.5
Cost of services	449,883	80.6	419,765	81.6	30,118	7.2
Gross profit	108,083	19.4	94,382	18.4	13,701	14.5
Operating and administrative expenses (2)	84,862	15.2	77,867	15.1	6,995	9.0
Operating profit	$23,221	4.2%	$16,515	3.3%	$6,706	40.6%
(1)	Revenue for 2006 and 2005 have been reclassified to conform to the 2007 presentation.
(2)	Effective January 1, 2006, the Company refined its method of allocating shared services costs to more accurately reflect management and staff time devoted to, and central costs attributable to, the reporting segments. The allocation was based on a study performed on 2005 activities, the time when these changes occurred.

ES’s revenues increased in 2006 with project outsourcing seeing double digit growth. All four verticals contributed to the increase, primarily as a result of increased demand in project outsourcing.

Volume increases in all the verticals contributed to the gross profit increase in 2006, which was partially offset by a $0.5 million adverse arbitration judgment in the second quarter of 2006. ES’s overall gross profit margin also increased in 2006 primarily due to a larger mix of higher margin project outsourcing business in the P&I and Life Sciences verticals. That change was partially offset by pricing pressures within the Government Services vertical related to a new account win in 2005. Also, 2005 gross profit and gross profit margin were negatively affected by a $1.2 million prior period adjustment in the P&I and Aerospace verticals.

ES’s operating and administrative expenses increased in 2006 primarily due to:

•	Higher staff salaries and incentive-based compensation of $3.6 million associated with the increase in sales volume and profit,

•	An increase in Houston area facilities, office and computer costs of $2.4 million to support the revenue growth in the P&I vertical, and

•	Increased legal fees of $0.4 million mostly due to the arbitration judgment discussed above.

	2006		2005		Increase
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
CDI-Process and Industrial	$405,159	72.6%	$376,619	73.2%	$28,540	7.6%
CDI-Government Services	58,063	10.4	52,376	10.2	5,687	10.9
CDI-Aerospace	83,230	14.9	79,559	15.5	3,671	4.6
CDI-Life Sciences	11,514	2.1	5,593	1.1	5,921	105.9
	$557,966	100.0%	$514,147	100.0%	$43,819	8.5%
(1)	Revenue for 2006 and 2005 have been reclassified to conform to the 2007 presentation.

The P&I vertical focuses on small to medium-sized engineering projects within the process sector, which includes the oil refining, chemical and alternative energy industries, as well as oil and gas industries in western Canada. The industrial sector includes power generation, telecommunications and heavy manufacturing. Typically, these customers are large, multi-national companies that use multiple service providers. Contracts are awarded based on the ability to meet the specific requirements of each individual project. The increase in revenues was largely attributable to strong capital spending by customers within the process sector, and to a lesser extent, within the industrial sector, resulting in both new account wins and a ramp-up of existing accounts. Although revenues within the P&I vertical increased in 2006, the Company continues to experience constraints on the labor pool for Gulf Coast engineers.

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

The Aerospace vertical provides staffing and outsourcing services to the commercial and military aerospace industries, which are dominated by major national and international conglomerates. Revenue within the Aerospace vertical increased slightly in 2006 due to international project work partially offset by a decrease in lower margin domestic technical staffing revenue.

The Life Sciences vertical provides engineering design, procurement and construction management to customers in the pharmaceutical and biotechnology industries. Customers range from start-up entities to large multinational organizations. Life

Sciences revenue increases were largely attributable to several new contract wins awarded late in 2005 and in 2006.

Management Recruiters International (“MRI”)

Results of Operations

The following table presents year-over-year changes in revenue, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI for 2006 and 2005:

MRI	2006		2005		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$35,736	53.0%	$29,154	46.8%	$6,582	22.6%
Professional services	31,738	47.0	33,110	53.2	(1,372)	(4.1)
	67,474	100.0	62,264	100.0	5,210	8.4
Cost of services	25,033	37.1	20,123	32.3	4,910	24.4
Gross profit	42,441	62.9	42,141	67.7	300	0.7
Operating and administrative expenses	27,831	41.2	27,209	43.7	622	2.3
Operating profit	$14,610	21.7%	$14,932	24.0%	$(322)	(2.2)%

MRI’s total revenue increased in 2006 as a result of:

•	Continued management efforts to increase the staffing services business,

•	Average bill rates for staffing services increased to $38.00 per hour versus $32.80 per hour in 2005, and

•	The number of franchise sales in 2006 increased to 38 from 31 in 2005.

MRI’s revenue growth was unfavorably impacted by the decrease in professional services revenue primarily due to:

•	The sale of an international master franchise in April 2006 and the related transfer of existing franchises to the master franchisee which lowered royalties by $2.1 million, and

•	Non-renewal, renegotiation and departure of several domestic franchises from the network.

These reductions in professional services revenue were partially offset by “U.S. same store” royalty growth of approximately 7.0%.

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

AndersElite (“Anders”)

The following table presents changes in revenue, cost of services, gross profit, operating and administrative expenses and operating profit for Anders for 2006 and 2005 in U.S. dollars:

Anders	2006		2005		Increase
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$193,053	88.9%	$165,706	89.9%	$27,347	16.5%
Professional services	24,135	11.1	18,713	10.1	5,422	29.0
	217,188	100.0	184,419	100.0	32,769	17.8
Cost of services	161,511	74.4	139,451	75.6	22,060	15.8
Gross profit	55,677	25.6	44,968	24.4	10,709	23.8
Operating and administrative expenses	48,005	22.1	39,495	21.4	8,510	21.5
Operating profit	$7,672	3.5%	$5,473	3.0%	$2,199	40.2%

To more effectively discuss the comparative results of operations for 2006 and 2005, the following table presents Anders’ results on a local currency basis (i.e., British Pounds—£):

Anders	2006		2005		Increase
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£105,237	88.9%	£91,051	89.9%	£14,186	15.6%
Professional services	13,156	11.1	10,282	10.1	2,874	28.0
	118,393	100.0	101,333	100.0	17,060	16.8
Cost of services	88,041	74.4	76,624	75.6	11,417	14.9
Gross profit	30,352	25.6	24,709	24.4	5,643	22.8
Operating and administrative expenses	26,178	22.1	21,681	21.4	4,497	20.7
Operating profit	£4,174	3.5%	£3,028	3.0%	£1,146	37.8%

The increase in revenue was primarily due to:

•	Increased productivity among recruiting and sales personnel,

•	Stronger customer demand in both staffing services and professional services,

•	Increased permanent placements at higher average fees in 2006, and

•	The expansion of U.K. operations through the opening of additional offices in the second and fourth quarter of 2005 and a general expansion of its Australian operations in 2006.

The increase in gross profit was primarily due to the increased sales growth and improved productivity mentioned above and an increase in higher margin professional services revenue.

The increase in operating and administrative expenses was largely due to:

•	Higher staff salaries and incremental incentive-based compensation of £2.8 million associated with the increase in sales volume and profit,

•	An increase in bad debt reserves of £0.2 million to address specific credit exposures,

•	Additional legal and professional costs of £0.3 million associated with the Office of Fair Trading investigation,

•	Increased facilities costs related to the U.K. and Australia office expansion of £0.3 million, and

•	Higher advertising costs due to business expansion of £0.1 million.

Information Technology Solutions (“ITS”)

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ITS for 2006 and 2005:

ITS	2006		2005		Increase
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
Staffing services	$235,741	87.1%	$189,348	84.7%	$46,393	24.5%
Project outsourcing services	34,166	12.6	33,413	14.9	753	2.3
Professional services	882	0.3	847	0.4	35	4.1
	270,789	100.0	223,608	100.0	47,181	21.1
Cost of services	218,931	80.8	179,309	80.2	39,622	22.1
Gross profit	51,858	19.2	44,299	19.8	7,559	17.1
Operating and administrative expenses	46,161	17.0	45,092	20.2	1,069	2.4
Operating profit	$5,697	2.2%	$(793)	(0.4)%	$6,490	NM	%
(1)	Revenue for 2006 and 2005 have been reclassified to conform to the 2007 presentation.

ITS’s revenues increased in 2006, with the increase in the major IT alliance account win from 2005 representing the largest percentage.

Volume increases in ITS contributed to the gross profit increase in 2006, which was partially offset by increases in lower margin staffing services and pricing pressures related to a new account win in 2005.

ITS’s operating and administrative expenses increased in 2006 primarily due to:

•	Higher staff salaries and incentive-based compensation associated with the increase in sales volume and profit, and

•	Severance costs of $0.6 million.

Corporate

Corporate expenses totaled $18.1 million in 2006 as compared to $17.3 million in 2005. The increase in corporate expenses was the result of:

•	Incremental spending of $0.5 million related to the Company’s compliance and financial controls,

•	Increased legal fees of $0.5 million related to the OFT investigation,

•	Increased spending of $0.3 million on executive hiring, and

•	Increased cost of tax consulting of $0.2 million.

These cost increases were partially offset by $0.8 million related to the reversal of a reserve for real estate exit costs (see Note 6 to the consolidated financial statements).

Inflation

During the years ended December 31, 2007, 2006 and 2005, general inflation has been low and the net effect of inflation on the Company’s operations has not been material.

Liquidity and Capital Resources

CDI finances its business primarily through cash provided by operations. At December 31, 2007, the Company’s principal sources of liquidity consisted of $127.1 million of cash and cash equivalents; a $45.0 million committed, unsecured credit facility, and a $10.2 million uncommitted, unsecured line of credit. CDI generates the majority of its revenues and resultant cash flows from several activities, as outlined below:

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

On February 28, 2007, the Company established an unsecured, committed credit agreement which provides for a revolving credit facility of up to $45.0 million. The agreement expires on February 27, 2008. . See Note 5 to the consolidated financial statements for further information.

The following table summarizes the major cash flow captions from the Company’s consolidated statements of cash flows:

(in thousands)	2007	2006	2005
Operating activities from continuing operations	$56,819	$38,818	$553
Investing activities from continuing operations	$34,401	$(12,888)	$(15,475)
Financing activities from continuing operations	$(5,540)	$(8,826)	$(3,647)

Operating Activities

During 2007, the Company generated $56.8 million in cash from operating activities as compared to $38.8 million in 2006. The 2007 increase in operating cash flow versus 2006 was primarily due to higher earnings of $11.1 million and improvements in accounts receivable collections.

Investing Activities

Net cash generated from investing activities of $34.4 million in 2007 primarily consisted of (1) net proceeds of $39.8 million from the sale of the Todays business segment plus (2) proceeds of $2.3 million from the sale of an MRI asset, partially offset by capital expenditures of $7.8 million. The 2007 capital expenditures were primarily for computer hardware and software to support the growth in engineering services in the P&I vertical and continued development of new recruiting software to support the ES and ITS segments. 2006 capital spending amounted to $12.9 million reflecting investments in equipment at certain engineering centers and leasehold improvements and the implementation of a new franchise reporting system for MRI. Capital expenditures for the full year 2008 are expected to be approximately $12.0 million.

Financing Activities

Net cash used by financing activities from continuing operations was $5.5 million during 2007, as compared to $8.8 million in 2006. The Company received $5.7 million in proceeds from stock options exercised during 2007 as compared to $2.6 million received during the same period in 2006. The level of cash overdrafts decreased by $1.5 million as compared to the same period in 2006, principally due to timing of payments. In 2007, the Company paid $1.4 million of obligation on MRI asset held for sale.

The Company paid shareholders dividends totaling $9.3 million and $8.8 million during 2007 and 2006, respectively. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements.

Summary

The Company’s business model is expected to generate positive cash flow over the business cycle. However, periods of growth, and to a lesser extent, seasonality, do impact working capital needs and cash flow. Management believes that the Company’s current funds, funds generated from operations and funds available under its short-term credit facility will be sufficient to meet currently anticipated working capital, capital expenditures, shareholder dividends, stock repurchases and potential strategic acquisitions. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

CDI’s Board of Directors has approved the repurchase of up to $50 million of the company’s outstanding common stock. Repurchases will be made from time to time depending upon the company’s share price and other relevant factors. Repurchases may be made on the open market or through privately negotiated transactions. The company is not required to repurchase any specific number of shares and the company may terminate the repurchase program at any time.

Contractual Obligations and Commitments

The following table summarizes the Company’s outstanding contractual obligations and commitments as of December 31, 2007 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease commitments (1)	$49,515	$11,150	$16,694	$11,943	$9,516
Letters of credit (2)	11,791	11,791	-	-	-
Purchase obligations (3)	16,046	7,539	8,398	109	-
Total	$77,352	$30,480	$25,092	$12,052	$9,516
(1)	Represents future minimum rental commitments under non-cancelable leases. The Company expects to fund these commitments with existing cash and cash flows from operations.
(2)	Represents primarily letters of credit issued through major domestic banks as required by certain insurance carriers in connection with the Company’s workers’ compensation plan.
(3)	Purchase obligations consist primarily of normal and customary technology maintenance and on-line job posting and search services contracts. The Company expects to fund these commitments with existing cash and cash flows from operations (Note 15).

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

Allowance for Doubtful Accounts

The Company makes ongoing estimates relating to the collectibility of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. Estimates used in determining accounts receivable allowances are based on specific customer account reviews, historical experience of credit losses and application of percentages to certain aged receivable categories. The Company also applies judgment including assessments about changes in economic conditions, concentration of receivables among customers and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific customers. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required. At December 31, 2007 and 2006, the allowance for doubtful accounts was $3.0 million and $3.3 million, respectively.

Income Taxes

The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. As of December 31, 2007, the Company has total net deferred tax assets of $12.6 million. This includes $4.1 million (net of valuation allowance) which relates primarily to state net operating loss carryforwards and capital loss carryforwards. The deferred tax assets were evaluated under the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and a determination on the basis of objective factors was made that the net assets will be realized through future years’ taxable income. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). (See Note 11—Income Taxes).

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

Changes in future market conditions, the Company’s business strategy, or other factors could impact upon the future values of the Company’s reporting units, which could result in future impairment charges. At December 31, 2007, total goodwill amounted to $51.1 million. (See Note 4—Goodwill).

Workers’ Compensation

The Company has a combination of insurance contracts and self-insurance under which the Company generally bears the first $250,000 of risk per single accident for workers’ compensation claims. The Company establishes accruals for workers’ compensation utilizing an outside actuarial service to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors. Changes in these estimates and assumptions could materially affect the determination of the established accrual. Management evaluates the accrual, and the underlying assumptions, periodically throughout the year and makes adjustments as needed based on such evaluation. The accrual for workers’ compensation was $4.6 million at both December 31, 2007 and 2006.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis and should be applied prospectively. This portion of the provisions of SFAS No. 157 will be effective for the Company as of January 1, 2008. The Company does not expect that the adoption of this provision of SFAS No. 157 will have a material impact on the financial statements of the Company. Recently, the FASB provided for a one year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company is currently evaluating the impact of adopting this portion of the provisions of SFAS No. 157.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) (see Note 11—Income Taxes).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities; Including an Amendment of FASB Statement No. 115. SFAS No. 159 gives entities the option to measure eligible items at fair value at specified dates. Unrealized gains and losses on the eligible items for which the fair value option has been elected should be reported in earnings. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company expects that the adoption of SFAS No. 159 will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and FASB No. 160, Noncontrolling Interests in Consolidated Finance Statements, an amendment of ARB No. 51. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Early adoption is prohibited for both standards. The provisions of SFAS No. 141(R) and SFAS No. 160, effective for the Company’s fiscal year beginning January 1, 2009, are to be applied prospectively.

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

During the first quarter of 2007, the Company purchased option contracts to hedge portions of its Canadian dollar, British pound sterling, and Euro currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and expired respectively at the end of second, third and fourth quarters in 2007. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, these instruments are accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in earnings immediately while the impact of translating the foreign based income into U.S. dollars is recognized through out the year. For the year ended December 31, 2007, the Company recognized an immaterial loss.

At December 31, 2007 there were no outstanding foreign exchange options.

Due to the Company’s meaningful cash balance, interest rate fluctuations will affect the Company’s return on its investments. During 2007, the Company did not have any borrowings under its unsecured credit facility.

During 2006, the Company’s maximum short-term borrowings were $16.0 million. In 2006, the weighted average interest rate on short-term borrowings was 7.85%. As of December 31, 2006, the Company had no bank borrowings outstanding. The Company’s investments in money market instruments are primarily at variable rates.

Item 8.	Financial Statements and Supplementary Data

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Years ended December 31,
(in thousands, except share data)	2007	2006	2005
Revenue	$1,187,299	$1,113,417	$984,437
Cost of service	900,359	855,358	758,648
Gross profit	286,940	258,059	225,789
Operating and administrative expenses	240,104	225,000	206,973
Restructuring	-	-	(40)
Gain on sale of assets	-	-	(420)
Operating profit	46,836	33,059	19,276
Interest income and other (expense), net	2,303	(572)	307
Earnings before income taxes from continuing operations and cumulative effect of accounting change	49,139	32,487	19,583
Income tax expense	17,311	11,735	7,231
Earnings from continuing operations before cumulative effect of accounting change	31,828	20,752	12,352
Earnings from discontinued operations, net of tax (Note 7)	2,374	2,511	1,605
Cumulative effect of accounting change, net of tax	-	-	(152)
Net earnings	$34,202	$23,263	$13,805

Basic earnings per share:
Earnings from continuing operations before cumulative effect of accounting change	$1.57	$1.04	$0.63
Discontinued operations, net of tax	0.12	0.13	0.08
Cumulative effect of accounting change, net of tax	-	-	(0.01)
Net earnings	$1.69	$1.17	$0.70

Diluted earnings per share:
Earnings from continuing operations before cumulative effect of accounting change	$1.56	$1.03	$0.62
Discontinued operations, net of tax	0.12	0.13	0.08
Cumulative effect of accounting change, net of tax	-	-	(0.01)
Net earnings	$1.68	$1.16	$0.69

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$127,059	$33,551
Accounts receivable, less allowance for doubtful accounts of $2,996 - December 31, 2007; $3,293 - December 31, 2006	210,629	224,334
Prepaid expenses and other assets	5,607	7,159
Income taxes receivable	1,322	-
Deferred income taxes	4,137	5,834
Current assets of discontinued operations (Note 7)	-	19,805
Total current assets	348,754	290,683
Property and equipment, net	34,152	37,240
Deferred income taxes	8,484	2,412
Goodwill	51,149	50,685
Other assets	7,519	5,610
Non-current assets of discontinued operations (Note 7)	-	26,489
Total assets	$450,058	$413,119
Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$973	$2,508
Accounts payable	33,819	33,860
Withheld payroll taxes	4,401	2,314
Accrued compensation and related expenses	47,015	42,378
Other accrued expenses and other liabilities	16,533	15,981
Income taxes payable	-	2,259
Current liabilities of discontinued operations (Note 7)	-	5,446
Total current liabilities	102,741	104,746
Deferred compensation and other non-current liabilities	12,339	9,041
Total liabilities	115,080	113,787
Commitments and Contingencies (Notes 13 and 15)

Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	-	-
Common stock, $.10 par value - authorized 100,000,000 shares; issued 21,300,352 shares - December 31, 2007; 20,975,230 shares - December 31, 2006	2,130	2,098
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	-	-
Additional paid-in-capital	50,898	41,443
Retained earnings	289,908	265,015
Accumulated other comprehensive income	14,426	13,160
Less common stock in treasury, at cost - 966,706 shares - December 31, 2007; 966,934 shares - December 31, 2006	(22,384)	(22,384)
Total shareholders’ equity	334,978	299,332
Total liabilities and shareholders’ equity	$450,058	$413,119

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
(in thousands)	2007	2006	2005
Common stock
Beginning of year	$2,098	$2,079	$2,067
Exercise of stock options	28	13	8
Stock purchase plan	2	5	4
Time-vested deferred stock, stock appreciation rights and restricted stock	2	1	-
End of year	$2,130	$2,098	$2,079
Additional paid-in-capital
Beginning of year	$41,443	$35,459	$31,687
Reclassification from unamortized value of restricted stock	-	(32)	-
Exercise of stock options	5,654	2,589	1,663
Stock-based compensation	2,759	3,070	1,422
Tax benefit from stock plans	1,042	357	687
End of year	$50,898	$41,443	$35,459
Retained earnings
Beginning of year	$265,015	$250,534	$245,425
Net earnings	34,202	23,263	13,805
Dividends paid to shareholders	(9,309)	(8,782)	(8,696)
End of year	$289,908	$265,015	$250,534
Accumulated other comprehensive income
Beginning of year	$13,160	$5,822	$10,559
Reclassification adjustment for foreign currency translation gain included in net income (relates to discontinued operations)	(2,506)	-	-
Translation adjustment	3,772	7,338	(4,737)
End of year	$14,426	$13,160	$5,822
Unamortized value of restricted stock issued
Beginning of year	$-	$(32)	$(228)
Restricted stock-forfeiture	-	-	64
Restricted stock-amortization	-	-	132
Reclassification to additional paid in capital	-	32	-
End of year	$-	$-	$(32)
Treasury stock
Beginning of year	$(22,384)	$(22,384)	$(22,320)
Restricted stock-forfeiture	-		(64)
End of year	$(22,384)	$(22,384)	$(22,384)
Comprehensive income
Net earnings	$34,202	$23,263	$13,805
Reclassification adjustment for foreign currency translation gain included in net income (relates to discontinued operations)	(2,506)	-	-
Translation adjustment	3,772	7,338	(4,737)
Total	$35,468	$30,601	$9,068

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2007	2006	2005
Operating activities from continuing operations:
Net earnings	$34,202	$23,263	$13,805
Less: earnings from discontinued operations, net of tax	(2,374)	(2,511)	(1,605)
Cumulative effect of accounting change	-	-	152
Earnings from continuing operations before cumulative effect of accounting change	31,828	20,752	12,352
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	10,913	9,918	9,737
Deferred income taxes	(4,375)	3,618	2,807
Stock-based compensation	3,243	2,071	861
Impairment of asset held for sale	-	705	125
Tax benefit from equity compensation plans	-	-	687
Loss (gain) on sale of assets	-	315	(420)
Non-cash provision for restructure expenses	-	-	(40)
Changes in operating assets and liabilities:
Accounts receivable, net	17,588	(7,566)	(38,994)
Prepaid expenses	(748)	(1,313)	2,550
Accounts payable	(721)	4,311	6,653
Accrued expenses and other current liabilities	3,180	5,776	(480)
Income taxes	(4,165)	1,477	5,289
Other assets, non-current liabilities and other	76	(1,246)	(574)
Net cash provided by operating activities	56,819	38,818	553
Investing activities from continuing operations:
Additions to property and equipment	(7,841)	(12,895)	(14,192)
Proceeds (purchase) of residential property held for sale (Note 2)	2,337	-	(2,000)
Net proceeds from sale of business (Note 7)	39,776	-	-
Proceeds from sale of assets	-	117	631
Other	129	(110)	86
Net cash provided by (used in) investing activities	34,401	(12,888)	(15,475)
Financing activities from continuing operations:
Dividends paid to shareholders	(9,309)	(8,782)	(8,696)
Payments of obligation on property held for sale (Note 2)	(1,422)	-	-
Cash overdraft	(1,534)	(3,003)	3,376
Proceeds from exercises of employee stock options	5,683	2,602	1,673
Tax benefit from equity compensation plans	1,042	357	-
Net cash used in financing activities	(5,540)	(8,826)	(3,647)
Discontinued operations:
Cash provided by operating activities	6,717	2,727	1,565
Cash used in investing activities	(307)	(548)	(1,493)
Cash provided by financing activities	92	-	-
Net cash provided by discontinued operations	6,502	2,179	72
Effect of exchange rate changes on cash	1,326	861	(812)
Net increase (decrease) in cash and cash equivalents	93,508	20,144	(19,309)
Cash and cash equivalents at beginning of year	33,551	13,407	32,716
Cash and cash equivalents at end of year	$127,059	$33,551	$13,407

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$81	$115
Cash paid (received) for income taxes, net	24,366	8,085	(1,348)

Supplemental disclosure of non-cash investing activities:
Increase in leasehold improvement assets and lease incentive liability related to tenant improvement allowances	$-	$17	$2,911
Increase in leasehold improvement assets and related contingent retirement obligation liability	183	141	419

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany balances and transactions. For comparative purposes, certain amounts have been reclassified to conform to the 2007 presentation.

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

Revenue Recognition - Revenues in the consolidated statements of earnings are presented net of any revenue-based taxes, such as sales, use, excise and value added taxes. The Company derives its revenues from several sources. All of the Company’s segments perform staffing services. The Company’s Engineering Solutions (“ES”) segment also performs project outsourcing services, which includes some fixed-price contracts and permanent placement. The Company’s Information Technology Solutions (ITS”) segment also performs project outsourcing services, which includes some fixed-price contracts. Management Recruiters International (“MRI”) derives a large portion of its revenue from ongoing franchise royalties and initial franchise fees.

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

When supplier associates are utilized, the Company records the difference between its gross billings and the amount paid to the supplier associate as revenue, in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which is generally referred to as an administrative fee. Administrative and clerical costs related to time accumulation, invoicing, and other activities are recorded and included in operating and administrative expenses as incurred.

Project Outsourcing Services - The Company recognizes revenue from project outsourcing services based on mark-ups of its employees’ rates of pay. To a lesser extent, the Company derives revenue from fixed-price contracts.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Off-Balance Sheet Risk - The Company maintains letters of credit primarily issued through major domestic banks as required by certain insurance carriers in connection with its workers’ compensation plan and a customer contract. As of December 31, 2007 and 2006, the Company had outstanding letters of credit of $11.8 million and $9.7 million, respectively, expiring at various dates through December 2008.

From time to time the Company engages in hedging activities with respect to its foreign operations. As of December 31, 2007, the Company had no outstanding hedging instruments in place.

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

During 2007 and 2005, no single customer accounted for 10% or more of consolidated revenues. In 2006, one customer accounted for 10% of consolidated revenues. The Company’s top ten revenue-producing customers accounted for approximately 30%, 31%, and 30% of consolidated revenue for the years ended December 31, 2007, 2006, and 2005, respectively.

One customer accounted for approximately 14% and 16% of total accounts receivable at December 31, 2007 and 2006, respectively, and no individual customer accounted for 10% of more of total accounts receivable at December 31, 2005.

The Company’s cash balances are maintained in accounts held by major banks and financial institutions, primarily in the United States, Canada, and the United Kingdom.

Income Taxes - The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and tax basis of its assets and liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. The Company records deferred tax assets and liabilities, and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use tax credit carryforwards and carrybacks, final tax settlements, and the effectiveness of its tax planning strategies in the various tax jurisdictions in which it operates. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). See Note 11—Income Taxes.

Cash and Cash Equivalents - Cash equivalents include cash in operating accounts, term deposits and investments in money market funds in highly liquid securities that mature in 90 days from the date of acquisition.

Fair Value of Financial Instruments - The net carrying amounts of cash and cash equivalents, accounts receivable, cash overdraft and accounts payable approximate their fair value due to the short-term nature of these instruments.

Property and Equipment - Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the following useful lives:

Computer equipment	4-7 years
Equipment and furniture	4-10 years
Software	4-7 years
Leasehold improvements	Shorter of lease term or useful life

The Company capitalizes direct costs incurred in the development of internal-use software in accordance with the American Institute of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

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

Prior to the adoption of SFAS No. 123(R), the Company accounted for its stock based plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and disclosed the pro forma effect on net income as required by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.

Workers’ Compensation - The Company has a combination of insurance contracts and self-insurance under which the Company generally bears the first $250,000 of risk per single accident for workers’ compensation claims. The Company establishes accruals for workers’ compensation utilizing an outside actuarial service to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors. Changes in these estimates and assumptions could materially affect the determination of the established accrual. Management evaluates the accrual, and the underlying assumptions, periodically throughout the year and makes adjustments as needed based on such evaluation. The accrual for workers’ compensation was $4.6 million at both December 31, 2007 and 2006.

2005 Adjustments - In 2005, management identified and corrected certain errors that occurred during 2005 and prior years of $0.3 million and $1.2 million, respectively. Management evaluated the quantitative and qualitative impact of the corrections and concluded that the errors were not material to the Company’s consolidated financial statements taken as a whole. The adjustments related primarily to the ES segment, amounted to $1.5 million ($1.1 million, net of tax, or $0.05 per basic and diluted share), and reduced both revenues and gross profit by $1.4 million and increased expenses by $0.1 million.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15,

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis and should be applied prospectively. The Company does not expect that the adoption of the provisions of SFAS No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis will have a material impact on the company’s financial statements. Recently, the FASB provided for a one year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) (see Note 11—Income Taxes).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities; Including an Amendment of FASB Statement No. 115. SFAS No. 159 gives entities the option to measure eligible items at fair value at specified dates. Unrealized gains and losses on the eligible items for which the fair value option has been elected should be reported in earnings. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company expects that the adoption of SFAS No. 159 will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and FASB No. 160, Noncontrolling Interests in Consolidated Finance Statements, an amendment of ARB No. 51. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Early adoption is prohibited for both standards. The provisions of SFAS No. 141(R) and SFAS No. 160, effective for the Company’s fiscal year beginning January 1, 2009, are to be applied prospectively.

Note 2 - Property Held for Sale

On August 26, 2005, the Company entered into a relocation agreement with an MRI executive. During the third quarter of 2006, the association between the executive and the Company ceased. Under the terms of the relocation agreement, the former executive transferred beneficial ownership of his principal residence to the Company in exchange for $2.0 million. At the time of the transfer, the property had a fair value, net of costs to sell, of $3.2 million with an outstanding mortgage of $1.4 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the asset held for sale was carried at fair value less costs to sell. The property was sold on June 11, 2007, and the Company received net cash proceeds of $0.9 million from the sale resulting in an immaterial gain.

Note 3 - Property and Equipment

Property and equipment, net at December 31, 2007 and 2006, was comprised of the following:

	2007	2006
Computer equipment	$47,441	$55,554
Equipment and furniture	18,788	20,922
Software	26,435	32,723
Leasehold improvements	15,563	16,108
	108,227	125,307
Accumulated depreciation	(74,075)	(88,067)
	$34,152	$37,240

During the years ended December 31, 2007 and 2006, the Company capitalized approximately $2.7 million and $3.1 million, respectively, of internal-use software acquisition and development costs. During 2007 and 2006, the Company recorded adjustments to retire $22.6 million and $17.0 million, respectively, of property and equipment, recognizing a loss of $0.1 million and $0.3 million, respectively.

Note 4 - Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reportable segment, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company conducted its annual goodwill impairment test as of July 1, 2007 and identified no impairments. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.

The following table summarizes the changes in the Company’s carrying value of goodwill by reportable segment during 2007 and 2006:

	Balance at December 31, 2005	Translation Adjustments	Balance at December 31, 2006	Translation Adjustments	Balance at December 31, 2007
Engineering Solutions	$16,588	$-	$16,588	$-	$16,588
AndersElite	21,167	2,739	23,906	413	24,319
MRI	9,846	345	10,191	51	10,242
	$47,601	$3,084	$50,685	$464	$51,149

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 5 - Short-Term Borrowings

On February 28, 2007, the Company established an unsecured, committed credit agreement which provides for a revolving credit facility of up to $45.0 million. The agreement expires on February 27, 2008 (see Note 20—Subsequent Events). Interest on borrowings under the facility is based on the nature and tenure of the borrowing and may be (a) in the case of U.S. dollar borrowings, the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5% or (b) in the case of Eurodollar borrowings, the Adjusted LIBOR rate (as defined in the agreement). The restrictive covenants contained in the agreement limit the Company with respect to, among other things, subsidiary indebtedness, creating liens on its assets, mergers or consolidations, disposition of assets other than in the ordinary course of business, acquisitions and investments. Additionally, the Company is required to maintain a minimum Adjusted EBITDA (as defined in the agreement) to interest expense ratio of 1.5 to 1, not exceed a maximum Debt to Consolidated EBITDA ratio of 2.5 to 1 and maintain a minimum shareholders’ equity of $228 million plus 35% of consolidated net income for each fiscal quarter. The Company had no borrowings under the facility during 2007. At December 31, 2007, the Company had secured a letter of credit under the revolving credit facility for $3.2 million relating to a performance guarantee on a customer contract.

Note 6 - Real Estate Exit Costs

During 2004, the Company determined there was excess real estate capacity in its Life Sciences vertical within the Engineering Solutions segment and the MRI segment. The Company ceased using these properties and, in accordance with SFAS No. 146, Accounting for Costs of Exit or Disposal Activities, the Company recorded pre-tax charges of $2.9 million, of which $0.6 million related to abandoned leasehold improvements and $2.3 million related to operating lease terminations. In 2005, management recorded an additional expense of $0.6 million for operating lease terminations, of which $0.2 million was charged to the Engineering Solutions segment and $0.4 million was charged to the MRI segment. These additional charges were caused by a longer than expected timeframe to sublease the previously vacated properties. In December 2006, a joint venture, in which the Company’s Engineering Solutions segment is a member, entered into a master services agreement with a customer. To support this business expansion, the Engineering Solutions segment entered into a sublease arrangement to occupy the space vacated by MRI in 2004. On a consolidated basis, the MRI portion of the liability no longer qualifies for accrual under SFAS No. 146 and the Company has reversed the remaining liability balance of $0.8 million. By the end of 2006, the activity associated with these real estate exit costs was substantially completed and any remaining balance activity in 2007 was immaterial.

These amounts are included in operating and administrative expenses in the accompanying consolidated statements of earnings.

The table presented below shows the activity by reportable segments for 2005 and 2006. The activity in 2007 was immaterial.

	Engineering Solutions	MRI	Totals
Balance as of December 31, 2004	$238	$1,382	$1,620

Additional charges for real estate exit costs	187	391	578
Payments	(362)	(483)	(845)
Balance as of December 31, 2005	63	1,290	1,353

Additional charges for (reversal of) real estate exit costs	139	(819)	(680)
Payments	(114)	(471)	(585)
Balance as of December 31, 2006	$88	$-	$88

Note 7 - Discontinued Operations

On September 19, 2007, the Company signed a definitive agreement to sell all of the issued and outstanding common stock of its Todays Staffing, Inc. (“Todays”) subsidiary to Spherion Corporation. The sale closed on September 28, 2007. The sale price was $40.1 million in cash and the Company retained responsibility for certain liabilities and certain current and deferred income taxes directly related to the business. The Company recorded a gain of $2.1 million ($1.3 million after-tax), which includes a $2.5 million reclassification adjustment for foreign currency translation gain included in net income, in connection with the sale. The sale price was subject to a working capital adjustment of $0.7 million, which was agreed to and paid by the Company to Spherion Corporation during the first quarter of 2008. Included in “Accrued compensation and related expenses” and “Other accrued expenses and other liabilities” of continuing operations at December 31, 2007 are $1.1 million of estimated working capital and other transaction-related liabilities.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the financial results of the Todays business segment have been presented as discontinued operations in the consolidated financial statements for all periods presented.

The results of discontinued operations are summarized as follows:

	2007	2006	2005
Net Revenue	$117,168	$151,869	$149,147
Earnings before income taxes from discontinued operations	1,642	3,968	2,406
Income tax expense	613	1,457	801
Earnings from discontinued operations, net of taxes	1,029	2,511	1,605
Gain from disposal of discontinued operations, net of taxes of $741	1,345	-	-
Total earnings from discontinued operations, net of taxes	$2,374	$2,511	$1,605

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

The Company has two stock-based compensation plans, the CDI Corp. 2004 Omnibus Stock Plan (“Omnibus Plan”) and the Stock Purchase Plan for Management Employees and Non-Employee Directors (“Stock Purchase Plan”). The Omnibus Plan replaced the 1998 Non-Qualified Stock Option Plan and the earlier Non-Qualified Stock Option and Stock Appreciation Rights Plan. The Omnibus Plan allows eligible employees to receive awards of stock options, stock appreciation rights, deferred stock, restricted stock, and performance-based restricted stock units. Under the Stock Purchase Plan, certain employees and non-employee directors may purchase units which, upon vesting, convert into shares of the Company’s common stock with a portion of bonuses for employees or retainer fees for non-employee directors. As of December 31, 2007, the Company has reserved 2,425,333 shares of common stock for issuance of stock based awards under the Company’s Omnibus Plan and 142,738 shares of common stock for issuance under the Company’s Stock Purchase Plan.

On December 21, 2007, the Company and its Chief Executive Officer (“CEO”) entered into a new employment agreement that amended and extended a previous employment agreement which was signed on August 11, 2005 and was scheduled to expire on September 30, 2008. The new agreement is effective as of January 1, 2008 and will extend the term of the CEO’s employment to March 31, 2011. In addition to base salary and cash bonuses, in each of 2009, 2010 and 2011, the CEO will receive shares of Time-Vested Deferred Stock with a dollar value of $281,250 which will vest over the years 2009, 2010 and 2011. The CEO will also be eligible to receive grants of Performance-Contingent Deferred Stock in 2009, 2010 and 2011. The dollar value of these grants will be based primarily on whether various performance criteria are satisfied and if he remains employed by the Company. These shares will also vest over the years 2009, 2010 and 2011.

Stock-based compensation expense is included in operating and administrative expenses in the consolidated statement of earnings and amounted to $3,243 ($2,101, net of tax), $2,071 ($1,323, net of tax) and $861 ($543, net of tax) for the years ended December 31, 2007, 2006 and 2005, respectively. The table below summarizes the components of stock-based compensation expense for all of the Company’s stock-based plans for the year ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Stock options	$919	$1,122	$-
Stock appreciation rights	486	259	268
Time-vested deferred stock	712	327	151
Restricted stock	264	123	132
Performance contingent deferred stock	618	-	-
Stock purchase plan	244	240	310
	$3,243	$2,071	$861

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Stock Options

The table below summarizes the fair value of options granted during the year ended December 31, 2007 and 2006 and the assumptions utilized to estimate the fair value.

	2007	2006
Risk-free interest rate	4.589%	4.625%
Expected life of options	1.7 years	5.0 years
Expected stock price volatility	54%	37%
Expected dividend yield	1.51%	1.53%
Weighted-average fair value at grant date	$8.39	$9.87

Options are granted at a price equal to or greater than the quoted market price per share of the Company’s common stock on the date of grant. Employee stock options generally vest ratably over a five year period and expire seven years from the date of grant. In estimating the expected term of the options, the Company has utilized the “simplified method” allowable under SEC Staff Accounting Bulletin No. 107, Share-Based Payment. The expected stock price volatility is based on the historical volatility of the Company’s common stock over the previous five years for 2006 and 1.7 years for 2007.

The following table summarizes the Company’s stock option activity and related information for each of the three years in the period ended December 31, 2007.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2004	1,421,661	21.44
Granted	-	-
Exercised	(82,070)	20.22
Cancelled	(426,157)	18.87
Outstanding at December 31, 2005	913,434	22.75
Granted	17,000	28.78
Exercised	(122,460)	21.26
Cancelled	(45,030)	27.10
Outstanding at December 31, 2006	762,944	22.87
Granted	25,000	29.23
Exercised	(290,070)	19.59
Cancelled	(21,635)	$24.58
Outstanding at December 31, 2007	476,239	$24.75	2.6	$1,177
Exercisable at December 31, 2007	307,687	$24.56	2.3	$719

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2007. The total intrinsic value of stock options exercised during the year ended December 31, 2007 was $3.1 million based on the difference between the exercise price and the closing stock price on the date of exercise.

For various price ranges, weighted average characteristics of outstanding employee stock options at December 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2007	Weighted Average Exercise Price
$14.23 - $16.05	82,600	3.5	$15.34	32,600	$14.26
$16.90 - $21.75	99,085	1.6	$20.92	85,785	$20.98
$22.56 - $25.50	104,630	2.0	$23.21	81,390	$23.20
$25.77 - $46.50	189,924	3.2	$30.96	107,912	$32.08
	476,239			307,687

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the Company’s non-vested stock option activity and related information for the year ended December 31, 2007 and 2006:

	Options	Weighted Average Exercise Price
Nonvested at December 31, 2005	467,403 (1)	$23.97
Granted	17,000	28.78
Vested	(177,220)	23.15
Cancelled	(22,451)	26.11
Nonvested at December 31, 2006	284,732 (1)	$24.61
Granted	25,000	29.23
Vested	(119,545)	24.38
Cancelled	(21,635)	24.58
Nonvested at December 31, 2007	168,552	$24.38

(1)	Previously reported amounts have been increased by 43,247 due to an immaterial clerical error.

As of December 31, 2007, total unrecognized compensation cost related to non-vested stock options was $0.6 million and will be recognized over the remaining weighted-average service period of 1.1 years.

Stock Appreciation Rights (SARs)

The following table summarizes the fair value of SARs granted for the years ended December 31, 2007 and 2006, respectively, and the assumptions utilized to estimate the fair value:

SARs	2007	2006
Risk-free interest rate	4.26 - 5.07%	4.56 - 5.08%
Expected life of SARs	5.0 years	5.0 years
Expected stock price volatility	36%	37%
Expected dividend yield	1.36 - 1.66%	1.53 - 2.15%
Weighted-average fair value at grant date	$8.79 - 11.41	$6.73 - 9.71

SARs generally vest ratably over a five year period and expire seven years from the date of grant. Upon exercise, the amount of appreciation in stock price, minus withholding taxes, is payable in shares of common stock. In estimating the expected term of the SARs, the Company has utilized the “simplified method” allowable under SAB No. 107. The expected stock price volatility is based on the historical volatility of the Company’s common stock over the previous five years.

The following table summarizes the Company’s SARs activity and related information for the year ended December 31, 2007:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	138,568	$21.41
Granted	188,475	25.76
Exercised	(5,976)	21.31
Cancelled	(53,657)	23.67
Outstanding at December 31, 2006	267,410	$24.02
Granted	190,579	26.94
Exercised	(18,680)	22.98
Cancelled	(48,388)	24.82
Outstanding at December 31, 2007	390,921	$25.40	5.5	$313
Exercisable at December 31, 2007	49,239	$23.53	4.8	$91

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2007. The total intrinsic value of SARs exercised during the year ended December 31, 2007 was not material, based on the difference between the exercise price and the closing stock price on the date of exercise.

For various price ranges, weighted average characteristics of outstanding employee stock appreciation rights at December 31, 2007 are as follows:

	SARs Outstanding			SARs Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding as of December 31, 2007	Weighted Average Exercise Price
$20.42 - $23.60	97,176	4.68	$21.04	27,550	$20.96
$26.56 - $27.80	293,745	5.77	$26.84	21,688	$26.79
	390,921			49,239

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the Company’s non-vested SAR’s activity and related information for the year ended December 31, 2007 and 2006:

	SARs	Weighted Average Exercise Price
Nonvested at December 31, 2005	138,568	$21.41
Granted	188,475	25.76
Vested	(27,164)	21.42
Cancelled	(51,001)	23.80
Nonvested at December 30, 2006	248,878	$24.21
Granted	190,579	$26.94
Vested	(45,587)	24.03
Cancelled	(52,188)	25.55
Nonvested at December 31, 2007	341,682	$25.67

As of December 31, 2007, total unrecognized compensation cost related to non-vested SARs was $1.9 million and will be recognized over the remaining weighted-average service period of 2.3 years.

The table below illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for the year ended December 31, 2005. The Black-Scholes option pricing model was used to estimate the fair value of stock options and SARs.

2005
Net income, as reported	$13,805
Stock-based employee and director compensation cost included in reported earnings, net of income tax effect	583
Stock-based employee and director compensation cost under fair value-based method, net of income tax effect	(1,001)
Pro forma net income	$13,387
Net earnings per share:
Basic—as reported	$0.70
Basic—pro forma	$0.68

Diluted—as reported	$0.69
Diluted—pro forma	$0.67

Restricted Stock

During 2007, the Company issued 9,500 shares of restricted common stock that vest over one and one-half years. Shares that do not vest are forfeited. At December 31, 2007, there were 6,418 unvested shares outstanding.

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

Time-Vested Deferred Stock

Time-Vested Deferred Stock (“TVDS”) entitles each recipient to receive a number of shares of CDI common stock upon vesting. The shares of TVDS vest 20% on each of the next five anniversaries of the date of grant. TVDS will generally be forfeited prior to vesting if the holder’s employment with the Company ends. Upon vesting, a holder of TVDS receives the original awarded shares plus additional shares of CDI common stock having a fair market value equal to the sum of the dividends that would have been paid on the original awarded shares during the vesting period had they been issued and outstanding during that period. Compensation cost on TVDS is based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight-line basis over the vesting period.

The following table summarizes the Company’s TVDS activity and related information for the year ended December 31, 2007 and 2006:

	Time Vested Deferred Stock	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at December 31, 2005	39,501	$22.07
Granted	56,596	25.90
Vested	(8,465)	21.98
Cancelled	(13,935)	23.25
Outstanding at December 31, 2006	73,697	$24.80	4.2
Dividend Shares Outstanding at December 31, 2006	1,191	$24.90	-
Total Outstanding at December 31, 2006	74,888	$24.80	4.2
Granted	44,993	$28.69
Vested	(14,942)	24.71
Cancelled	(6,726)	24.39
Outstanding at December 31, 2007	97,022	$26.65	3.4
Dividend Shares Outstanding at December 31, 2007	2,440	$25.89
Total Outstanding at December 31, 2007	99,462	$26.63	3.4

Performance-Contingent Deferred Stock

In 2007, 2006 and 2005, the Company issued performance contingent awards under the Omnibus Plan that generally vest over a two year period. Awards are earned based on achievement of predetermined goals. The fair value of the awards is determined on the date of grant. If the Company determines the achievement of the performance conditions is probable, there will be charges to earnings on a straight-line basis over the vesting period. During 2007, the performance conditions were met, which resulted in 49,362 awards earned of which 24,681 vest in March 2008 and 24,681 vest in March 2009. No awards were earned during 2006 or 2005.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Stock Purchase Plan

Under the terms of a stock purchase plan (“SPP”), designated employees and non-employee directors have the opportunity to purchase shares of the Company’s common stock on a pre-tax basis. Employee participants use a portion of their annual bonus awards to purchase SPP units. Certain senior management personnel are required to participate by using 25% of their annual bonus awards to purchase SPP units and can elect participation for up to an additional 25%. Other employee participants can elect to use up to 25% of their annual bonus amount. Non-employee directors may participate by using some or all of their retainer fees to purchase SPP units. The Company makes a matching contribution of one SPP unit for every three units purchased by a participant on a voluntary basis. Vesting of units occurs over a period of three to ten years as chosen by the participant. There are 59,520 SPP units (including Company matching units) accumulated as of December 31, 2007. The units were determined using a weighted average market price of $25.09 per share.

Note 9 - Capital Stock

Changes in common shares issued and treasury shares for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Shares issued
Beginning of year	20,975,230	20,789,972	20,668,401
Exercise of stock options	290,070	122,460	82,070
Exercise of stock appreciation rights	3,023	795	-
Time Vested Deferred stock	10,194	5,586	-
Restricted stock	9,500	5,000	-
Stock purchase plans	12,335	51,417	39,501
End of year	21,300,352	20,975,230	20,789,972
Treasury shares
Beginning of year	966,934	966,934	964,434
Restricted stock forfeiture	(228)	-	2,500
End of year	966,706	966,934	966,934

Note 10 - Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for each fiscal year ended December 31:

	2007	2006	2005
Basic
Average shares outstanding	20,221,492	19,948,689	19,755,840
Restricted shares issued not vested	(12,734)	(4,667)	(11,725)
	20,208,758	19,944,022	19,744,115
Diluted
Shares used for basic calculation	20,208,758	19,944,022	19,744,115
Dilutive effect of shares / units granted under Omnibus Stock Plan	113,684	98,743	103,417
Dilutive effect of units issuable under Stock Purchase Plan	54,092	46,854	92,194
	20,376,534	20,089,619	19,939,726

Note 11 - Income Taxes

Pre-tax earnings from continuing operations for the years ended December 31, 2007, 2006, and 2005 were taxed in the following jurisdictions:

	2007	2006	2005
United States	$36,423	$23,462	$11,260
Foreign	12,716	9,025	8,323
	$49,139	$32,487	$19,583

Income tax expense (benefit) from continuing operations for the years ended December 31, 2007, 2006, and 2005 was comprised of the following:

	Total	Federal	State	Foreign
2007
Current	$21,686	$16,876	$1,276	$3,534
Deferred	(4,375)	(4,818)	399	44
	$17,311	$12,058	$1,675	$3,578
2006
Current	$10,035	$7,542	$261	$2,232
Deferred	1,700	995	196	509
	$11,735	$8,537	$457	$2,741
2005
Current	$3,864	$138	$203	$3,523
Deferred	3,367	4,770	(1,134)	(269)
	$7,231	$4,908	$(931)	$3,254

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following table reconciles income tax expense based on the U.S. statutory rate to the Company’s income tax expense related to continuing operations:

	2007	2006	2005
Income tax expense based on the U.S. statutory rate	$17,199	$11,370	$6,855
State income taxes, net of federal tax benefit	2,611	385	(562)
Income/expenses permanently nontaxable/nondeductible for tax purposes	(262)	222	391
Canadian Scientific Research and Experimental Development (“SRED”) tax incentive program	(855)	(678)	-
Foreign income taxes	(207)	28	234
Change in valuation allowance—Federal capital loss carryforwards	380	-	-
Change in valuation allowance—State loss carryforwards	(1,523)	267	589
Resolution of prior years’ tax exposure	(60)	-	(127)
Other	28	141	(149)
	$17,311	$11,735	$7,231

Canadian SRED tax incentive

The Company records tax benefits from the Canadian SRED tax incentive program in the period its claims are approved by the Canadian government, due to the uncertain nature of the review process. The $855 benefit recorded in 2007 reflects the Company’s approved claim for the 2004 tax year. The $678 benefit recorded in 2006 reflects the approved claim for the 2003 tax year.

The tax effects of temporary differences that give rise to the Company’s deferred tax accounts as of December 31, 2007 and 2006 were as follows:

	2007	2006
Deferred tax assets:
Expenses not currently deductible
(principally compensation and payroll-related)	$10,084	$10,434
Intangible assets amortization	2,942	2,413
Loss carryforwards	5,380	6,782
Credit carryforwards	-	617
Total gross deferred tax assets	18,406	20,246
Less: valuation allowance	(1,269)	(2,412)
Net total deferred tax assets	17,137	17,834
Deferred tax liabilities:
Deferral of revenues and accounts receivable	(1,939)	(2,585)
Basis differences for fixed assets	(1,872)	(1,376)
Intangible assets amortization	-	(4,753)
Other	(705)	(874)
Total gross deferred tax liabilities	(4,516)	(9,588)
Net deferred tax assets	$12,621	$8,246

The valuation allowance primarily relates to the reduction of state loss carryforwards to a level which more likely than not will be realized and to the reduction of a capital loss carryforward created by the disposition of property previously held for sale (see Note 2). The total valuation allowance for the years ended December 31, 2007 and 2006 decreased by $1,143 and increased by $267, respectively, due to net changes in the valuation allowance attributable to state loss carryforwards and capital loss carryforwards.

At December 31, 2007, for state income tax purposes, there are operating loss carryforwards aggregating approximately $100.1 million expiring in varying amounts from 2008 through 2022. Realization is dependent upon generating sufficient state taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset, net of the valuation allowance, will be realized. The amount of the deferred tax asset considered realizable could be reduced if estimates of future state taxable income during the carryforward period are reduced.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At December 31, 2007, the Company had approximately $1,559 of total gross unrecognized tax benefits, approximately $970 of which, if recognized, would impact the effective tax rate. The remainder, $589, relates to a settlement the Company reached in November 2007 on a state income tax matter that was ultimately paid in January 2008. Excluding this settlement, the Company does not expect the amount of unrecognized tax benefits to significantly change in the next 12 months. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

Gross unrecognized tax benefits upon adoption at January 1, 2007	$1,492
Additions based on tax positions related to the current year	-
Additions for tax provisions of prior years	175
Reductions for settlements and payments	(108)
Reductions due to statute expiration	-
Gross unrecognized tax benefits at December 31, 2007	$1,559

The Company accounts for interest and penalties related to income tax matters in income tax expense. Approximately $629 of interest and penalties are accrued at December 31, 2007, $175 of which was recorded during 2007. The Company files a consolidated U.S. Federal income tax return and files state and foreign income tax returns in various jurisdictions as required. The CDI U.S. Federal tax return is open for examination back to 2004. State and foreign income tax returns remain open to 2002 in major jurisdictions in which the Company operates.

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management’s intention to reinvest such earnings for the foreseeable future. At December 31, 2007, the undistributed earnings of the foreign subsidiaries amounted to approximately $59 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes, offset by foreign tax credits.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 12 - Derivative Instruments

During the first quarter of 2007, the Company purchased foreign exchange options to hedge portions of its Canadian Dollar, British Pound and Euro currency forecasted earnings. The options are for various amounts in local currency on a quarterly basis and expired respectively at the end of the second, third and fourth quarters in 2007. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, these instruments are accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in earnings immediately while the impact of translating the foreign based income into U.S. dollars is recognized throughout the year. For the year ended December 31, 2007, the Company recognized an immaterial loss. At December 31, 2007 there were no outstanding foreign exchange options.

During the first quarter of 2006, the Company entered into foreign exchange forward contracts to hedge portions of its British Pound and Canadian Dollar forecasted earnings. Throughout the year, a British Pound and Canadian Dollar forward contract matured on the last day of each fiscal quarter. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, these instruments are accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in earnings immediately while the impact of translating the foreign based income into U.S. dollars is recognized throughout the year. For the year ended December 31, 2006, the Company recognized a loss of $0.9 million relating to the forward exchange contracts which matured in 2006. At December 31, 2006 there were no outstanding contracts.

In 2005, the Company purchased foreign exchange put options to hedge a portion of its European operations’ forecasted earnings. These options resulted in immaterial charges for the year ended December 31, 2005. The effect of these transactions is reflected in the accompanying consolidated statements of earnings in “Interest income and other (expense), net”. At December 31, 2005 there were no outstanding options.

Note 13 - Legal Proceedings and Claims

The Company has litigation and other claims pending which have arisen in the ordinary course of business.

In March 2007, the Company received notification of its successful appeal of a 2004 state court judgment against the Company. Thereafter, the other party petitioned the state supreme court to accept the appeal of this decision and that petition was denied. In March 2007, the Company reversed the $1.6 million legal accrual previously recorded for this matter to operating and administrative expenses.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the U.K. construction recruitment industry. The allegations being inves-tigated include, among others, the competitors agreeing to minimum fees in their contracts with U.K. intermediary recruitment companies and declining to work with one particular U.K. intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. CDI believes it is likely that the OFT will ultimately impose a fine on Anders. Although management cannot yet determine with any reliability the amount of the fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in its consolidated financial statements.

During 2005, there were various settlements, judgments and accruals established related to claims which had been made against the Company. Those items, resulting in a charge of $2.6 million in 2005, arose primarily from unemployment insurance and other tax matters and disputes with customers. These charges are included in operating and administrative expenses in the accompanying consolidated statement of earnings for the year ended December 31, 2005.

Note 14 - Retirement Plans

Trusteed contributory and non-contributory defined contribution retirement plans have been established for the benefit of eligible employees. Costs of the plans are charged to earnings and are based on either a formula using a percentage of compensation or an amount determined by the Board of Directors. Charges to earnings for these retirement plans for the years ended December 31, 2007, 2006, and 2005 were $2,588, $1,818, and $1,488, respectively. The Company does not maintain other post-retirement or post-employment plans.

Note 15 - Lease Commitments and Other Contractual Obligations

Office facilities used for sales, recruitment, engineering, design, drafting and administrative functions are occupied under numerous leases that expire through 2016. In addition, there are leases for computers and office equipment. Due primarily to prior year restructuring, CDI had entered into several non-cancelable sublease arrangements which expired in 2006.

Rental expenses and sublease proceeds for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Rental expense	$13,593	$13,931	$12,495
Sublease proceeds	43	72	704

For periods after December 31, 2007, approximate minimum annual rental payments under non-cancelable leases are presented in the table below.

	2008	2009	2010	2011	2012	Thereafter
Future minimum lease payments on non-cancelable leases	$11,150	$9,105	$7,589	$6,232	$5,711	$9,516

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The Company maintains global master agreements with two large on-line job posting and search services for the benefit of its operating segments and MRI franchise network. The agreements range from one to three years, and provide volume pricing benefits in return for guaranteed minimum payments. At December 31, 2007, the aggregate minimum payments are $4,570, $3,150, and $3,308 respectively for the years ended 2008, 2009 and 2010. The Company has historically exceeded the contract minimums and expects projected usage to also exceed the minimums.

Note 16 - Related Party Transactions

The Company obtains legal services, and through October 2005 sublet office space, from a law firm whose chairman is a member of the Company’s Board of Directors. Total disbursements to the law firm relating to these items aggregated approximately $0.8 million, $0.8 million and $1.7 million in 2007, 2006, and 2005, respectively.

The president of the Company’s subsidiary, MRI, currently owns a 25% indirect interest in MRI Worldwide Network Limited, MRI’s principal international master franchisee. At December 31, 2007, amounts due from MRI Worldwide Network Limited amounted to $0.6 million which are past due in part due to an MRI Worldwide internal dispute. The Company continues to monitor the situation and has not made any provision relating to this matter in the Company’s consolidated financial statements as of or for the year ended December 31, 2007.

Note 17 - Sale of International Master Franchise

Effective April 1, 2006, the Company entered into an international master franchise agreement, which transferred to a third party all existing international franchise agreements as well as the right to enter into new franchise agreements abroad, with the exception of existing or future franchises in Japan. The Company received an initial franchise fee of $0.3 million upon execution of the agreement and receives a portion of the franchise fees for all new franchises sold by the master franchisee. The agreement also provides for the Company to receive royalty payments. In addition, the Company transferred an office lease and certain employees and sold fixed assets for $0.1 million, which amount approximated the aggregate net book value of those fixed assets.

Note 18 - Joint Venture

In December 2006, the Company and two other engineering firms formed a joint venture in which the Company owns a 33% interest. The joint venture had no substantive operations during 2006.

In December of 2006 the joint venture entered into an engineering master services agreement with a customer. In connection with this contract, the Company made a $1.3 million payment to the joint venture as its portion of the amount subsequently paid to the customer. The Company has accounted for the payment as a deferred charge as it anticipates significant future business from the customer. The asset will be amortized on a straight-line basis over the five year life of the contract as a reduction of revenues. $0.2 million was amortized during 2007. At December 31, 2007, $0.3 million of the remaining deferred charge is included in “Prepaid expenses and other assets” and an additional $0.8 million is included in “Other assets” in the consolidated balance sheet.

The operating results for the joint venture are being accounted for in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. The net operating results of the joint venture are immaterial to the Company’s consolidated financial statements.

Note 19 - Reporting Segments

Through December 31, 2006, the Company operated through four reporting segments: Business Solutions (“BS”), AndersElite (“Anders”), Todays Staffing (“Todays”), and Management Recruiters International (“MRI”). As of January 1, 2007, the Company began separately reporting CDI Engineering Solutions (“ES”) and CDI IT Solutions (“ITS”), which previously comprised the BS segment. This change reflects the Company’s new operating structure and was intended to provide investors with additional information on the Company’s engineering versus its information technology revenue and operating profit.

As discussed in Note 7 - Discontinued Operations, the Company sold its Todays business segment on September 28, 2007. As of September 30, 2007, the Company has four reporting segments: ES, MRI, Anders and ITS.

ES operates principally through four key verticals:

•

CDI-Process and Industrial (“P&I”) – Provides a full range of engineering, project management, design, professional staffing, and outsourcing solutions to firms in two different sectors: the process sector that includes firms in oil, gas, refining, alternative energy, nuclear and chemicals; and the industrial sector, covering firms in power generation and energy transmission, and heavy manufacturing.

•	CDI-Government Services – Focuses on providing engineering, design, and logistics services to the defense industry, particularly in marine design, systems development and military aviation support.

•	CDI-Aerospace – Provides a full range of engineering, design, project management, professional engineering staffing, and outsourcing solutions to both the commercial and military aerospace markets.

•

CDI-Life Sciences – Offers facility design, validation, project management, engineering, professional staffing, and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical, and regulated medical services industries.

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

Anders provides temporary and permanent candidates to customers in the infrastructure environment seeking staff in building, construction and related professional services, through a network of company offices. The Company maintains offices in the United Kingdom, although it sources some candidates from Australia and New Zealand for the United Kingdom market. The Company also has offices in Australia where it provides temporary and permanent candidates to customers.

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

The Company has revised the reporting segments’ prior year revenue and operating profit for the ES and ITS split only for comparative purposes. Operating segment data is presented in the following table:

	2007	2006	2005
Revenues:
ES	$617,385	$557,966	$514,147
MRI	77,950	67,474	62,263
Anders	253,922	217,188	184,419
ITS	238,042	270,789	223,608
	$1,187,299	$1,113,417	$984,437

Operating profit (loss):
ES	$36,069	$23,221	$16,515
MRI	15,775	14,610	14,932
Anders	12,378	7,672	5,473
ITS	2,552	5,697	(793)
Gain on sale of assets	-	-	420
Corporate	(19,938)	(18,141)	(17,271)
	46,836	33,059	19,276
Interest income and other (expense), net	2,303	(572)	307
	$49,139	$32,487	$19,583

The following table reconciles the amount of revenue and operating profit reported for the prior year periods to the revised amounts as shown above:

	December 31, 2006
	Amounts Previously Reported	Reclassifications	As revised
Revenue:
BS	$828,755	$(828,755)	$-
ES		557,966	557,966
ITS		270,789	270,789
	$828,755	$-	$828,755

	December 31, 2005
	Amounts previously reported	Reclassifications	As revised
Revenue:
BS	$737,755	$(737,755)	$-
ES		514,147	514,147
ITS		223,608	223,608
	$737,755	$-	$737,755

	December 31, 2006
	Amounts previously reported	Reclassifications	As revised
Operating Profit:
BS	$28,918	$(28,918)	$-
ES		23,221	23,221
ITS		5,697	5,697
	$28,918	$-	$28,918

	December 31, 2005
	Amounts previously reported	Reclassifications	As revised
Operating Profit:
BS	$15,722	$(15,722)	$-
ES		16,515	16,515
ITS		(793)	(793)
	$15,722	$-	$15,722

Inter-segment activity is not significant. Therefore, revenues reported for each operating segment are substantially all from external customers.

	2007	2006	2005
Depreciation and amortization:
ES	$4,884	$4,038	$3,292
MRI	421	443	408
Anders	1,548	1,369	1,185
ITS	1,252	1,237	1,029
Corporate	2,808	2,831	3,823
	$10,913	$9,918	$9,737

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Segment asset data is presented in the table below. Segment assets at December 31, 2006 have been reclassified to conform to the 2007 presentation.

	2007	2006	2005
Assets:
ES	$136,011	$139,036	$147,292
MRI	34,809	31,689	33,377
Anders	71,795	70,819	58,972
ITS	50,586	67,313	54,354
Corporate	156,857	57,968	38,197
	$450,058	$366,825	$332,192

The following table reconciles the amount of assets previously reported to the revised amounts as shown above:

	December 31, 2006
	Amounts previously reported	Adjustment		Reclassifications	As revised
Assets:
BS	$233,946	$-		$(233,946)	$-
ES		-		139,036	139,036
ITS		-		67,313	67,313
Corporate	34,163	(3,792	) (1)	27,597	57,968
	$268,109	$(3,792	) (1)	$-	$264,317
(1)	Adjusted for the impact of net deferred taxes retained as a result of the disposal of Todays.

The following table reconciles the amount of assets previously reported to the revised amounts as shown above:

	December 31, 2005
	Amounts previously reported	Adjustment		Reclassifications	As revised
Assets:
BS	$229,328	$-		$(229,328)	$-
ES		-		147,292	147,292
ITS		-		54,354	54,354
Corporate	14,019	(3,699	) (1)	27,682	38,002
	$243,347	$(3,699	) (1)	$-	$239,648
(1)	Adjusted for the impact in net deferred taxes retained as a result of the disposal of Todays.

	2007	2006	2005
Purchases of property and equipment:
ES	$3,325	$5,468	$6,015
MRI	296	928	919
Anders	1,644	1,914	1,430
ITS	519	854	939
Corporate	2,057	3,731	4,889
	$7,841	$12,895	$14,192

The Company is domiciled in the United States and its segments (other than Anders) operate primarily in the United States. Revenues and fixed assets by geographic area for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Revenues:
United States	$821,572	$786,002	$728,496
United Kingdom	247,543	214,984	188,302
Canada	94,503	82,003	66,375
Other	23,681	30,428	1,264
	$1,187,299	$1,113,417	$984,437

Property and equipment:
United States	$28,373	$31,234	$28,382
United Kingdom	4,578	4,561	3,951
Canada	957	1,265	1,758
Other	244	180	210
	$34,152	$37,240	$34,301

Note 20 - Subsequent Events

On February 19, 2008 the Company’s MRI subsidiary entered into an agreement with a European based search and recruitment firm (the “firm”) to resolve a trademark dispute. The agreement provided that all claims by both parties would be cancelled and MRI made a $1.7 million payment to the firm to secure unrestricted future use of certain trademarks.

On February 19, 2008, MRI entered into a multi-year personal services agreement with an international franchise owner to provide business development and sales activities globally, except for in the United States and Japan. The Company anticipates increased franchise sales activity from this relationship and the agreement provides for consulting fees and franchise sales commissions. The agreement is for five years and can be renewed for an additional five years if certain performance criteria are met. The consulting fees could amount to $0.3 million per year while the franchise sales commissions will vary based upon actual sales activity.

On February 26, 2008, CDI’s Board of Directors approved the repurchase of up to $50 million of the company’s outstanding common stock. Repurchases will be made from time to time depending upon the company’s share price and other relevant factors. Repurchases may be made on the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares and the Company may terminate the repurchase program at any time.

On February 27, 2008, the Company renewed its credit agreement with JP Morgan Chase Bank, N.A. The credit agreement provides the Company with an unsecured, committed $45 million revolving line of credit facility and extends the term of the credit facility to February 27, 2009. The renewal also expanded the permitted investments which the Company may make and raised the dollar limit on the size of acquisitions which the Company may make without obtaining Bank approval.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders CDI Corp.:

We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 8 to the consolidated financial statements, CDI Corp. adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payments, and related interpretations as of January 1, 2006. As discussed in notes 1 and 11 to the consolidated financial statements, CDI Corp. adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CDI Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP
Philadelphia, Pennsylvania March 7, 2008

Quarterly Results (Unaudited)

The following is a summary of quarterly financial information for fiscal 2007 and 2006:

	Year Ended December 31, 2007
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$293,914	$295,717	$298,708	$298,960	$1,187,299
Gross profit	68,042	71,798	72,393	74,707	286,940
Operating and administrative expenses	55,643	60,623	60,825	63,013	240,104
Operating profit	12,399	11,175	11,568	11,694	46,836
Earnings from continuing operations	8,047	7,643	7,967	8,171	31,828
Earnings (loss) from discontinued operations	421	686	1,622	(355)	2,374
Net earnings	8,468	8,329	9,589	7,816	34,202
Diluted earnings per share:
Earnings from continuing operations	0.39	0.38	0.39	0.40	1.56
Earnings (loss) from discontinued operations	0.03	0.03	0.08	(0.02)	0.12
Net earnings	0.42	0.41	0.47	0.38	1.68

	Year Ended December 31, 2006
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$267,877	$274,687	$285,905	$284,948	$1,113,417
Gross profit	61,478	62,698	66,229	67,654	258,059
Operating and administrative expenses	54,368	55,814	56,473	58,345	225,000
Operating profit	7,110	6,884	9,756	9,309	33,059
Earnings from continuing operations	4,448	4,584	5,690	6,030	20,752
Earnings from discontinued operations	458	870	412	771	2,511
Net earnings	4,906	5,454	6,102	6,801	23,263
Diluted earnings per share:
Earnings from continuing operations	0.22	0.23	0.28	0.30	1.03
Earnings from discontinued operations	0.03	0.04	0.02	0.04	0.13
Net earnings	0.25	0.27	0.30	0.34	1.16

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, have audited and issued their report on effectiveness of the Company’s internal control over financial reporting, which report is included herein.

(c)	Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CDI Corp.:

We have audited CDI Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CDI Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CDI Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CDI Corp. as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 7, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 7, 2008

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 for common shares of the Company that may be issued under the CDI Corp. 2004 Omnibus Plan. It also includes information related to the CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors (“SPP”). See Note 8 to the consolidated financial statements for further information related to these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column A)
	A	B		C
Equity compensation plans approved by security holders (a)	691,983	$17.49	(b)	1,876,088
Equity compensation plans not approved by security holders	-	-		-
Total	691,983	$17.49		1,876,088

(a)	The number of securities in column A includes 59,520 units awarded to participants in the Stock Purchase Plan. Upon vesting, participants in the plans are entitled to receive an equal number of shares of the Company’s common stock.
At December 31, 2007, 12,915 shares would have been issuable to participants upon exercise of Stock Appreciation Rights under the CDI Corp. 2004 Omnibus Plan. Participants are eligible to receive any appreciation in the value of the stock from the date of grant to the exercise date equal to the number of shares of the Company’s common stock on the day of vesting. The weighted average appreciation of the units was $3.48 based on the quoted market price of the Company’s common stock of $24.26 on December 31, 2007. The market price exceeded the grant price for 103,176 units of the 390,921 units granted under the plan.
In March 2007, 49,362 shares of Performance Contingent Deferred Stock were awarded under the CDI Corp. 2004 Omnibus Plan. These awards were issued at a grant price of $26.82; 50% were vested in 2008 and the remaining 50% will be vested in 2009.
At December 31, 2007, 97,022 shares of Time-Vested Deferred Stock were outstanding and held by various employees and Directors. The shares of Time-Vested Deferred Stock vest 20% per year on the first five anniversaries of the date of grant. Time-Vested Deferred Stock will generally be forfeited prior to vesting if the holder’s employment with the company ends.
(b)	The weighted average exercise price relates to outstanding stock options and stock appreciation rights. Not included in the calculation of the weighted average exercise price were Stock Purchase Plan, Time-Vested Deferred Stock and Performance-Contingent Deferred Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2007 and 2006, the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years ended December 31, 2007, 2006 and 2005, the footnotes thereto, and the reports of KPMG LLP, independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006, and 2005.

(b)	Exhibits

Number	Exhibit
3.1	Articles of incorporation of the Registrant, as amended effective December 12, 2007. **

3.2.	Bylaws of the Registrant, as amended effective December 11, 2007. **

10.1	Credit Agreement dated February 28, 2007 among the Registrant and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-05519).

10.2	Purchase Agreement, dated September 19, 2007, by and among CDI Corporation, Spherion Atlantic Enterprises, LLC, Spherion Corporation, and, for the limited purposes set forth therein, Todays Staffing, Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2007 (File No. 001-05519).

10.3	CDI Corp. 2004 Omnibus Stock Plan, incorporated herein by reference Appendix A to the Registrant’s 2004 proxy statement filed on Schedule 14A on April 21, 2004 (File No. 001-05519). *

10.4	Amended and Restated CDI Corp. 1998 Non-Qualified Stock Option Plan, incorporated herein by reference to Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-05519). *

10.5	Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, incorporated herein by reference to Appendix C to the Registrant’s 2004 proxy statement filed on Schedule 14A on April 21, 2004 (File No. 001-05519). *

10.6	CDI Corporation Deferred Compensation Plan, incorporated herein by reference Exhibit No. 10.e to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-05519). *

Number	Exhibit

10.7	Executive Severance Arrangement Approved by the CDI Corp. Compensation Committee on September 10, 2002, incorporated herein by reference to Exhibit 10.o to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 001-05519). *

10.8	Executive Stock Purchase Opportunity Program approved by the Board of Directors of the Registrant on March 9, 2006, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2006 (File No. 001-05519). *

10.9	Employment Agreement, dated as of January 1, 2008 and entered into on December 21, 2007, between Registrant and Roger H. Ballou, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007 (File No. 001-05519). *

10.10	Employment Agreement dated August 11, 2005, between Registrant and Roger H. Ballou, incorporated herein by reference to Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. (File No. 001-05519). *

10.11	Employment Agreement dated October 1, 2001, between Registrant and Roger H. Ballou, incorporated herein by reference to Exhibit 10.n to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. (File No. 001-05519). *

10.12	Offer letter dated August 26, 2005 and Employment Agreement dated September 6, 2005 between CDI Corporation and Mark Kerschner, incorporated herein by reference to Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 001-05519). *

10.13	Form of Stock Appreciation Rights Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2005 (File No. 001-05519). *

10.14	Form of Time-Vested Deferred Stock Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on June 6, 2005 (File No. 001-05519). *

10.15	Form of Performance-Contingent Deferred Stock Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report filed on June 6, 2005 (File No. 001-05519). *

10.16	Form of Stock Appreciation Rights Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006 (File No. 001-05519). *

Number	Exhibit

10.17	Form of Time-Vested Stock Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006 (File No. 001-05519). *

10.18	Form of Performance-Contingent Deferred Stock Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006 (File No. 001-05519). *

10.19	Summary of Terms of Stock Appreciation Rights and Deferred Stock awarded to Joseph R. Seiders and Cecilia J. Venglarik on February 15, 2005, incorporated herein by reference to Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-05519). *

10.20	Changes to the Directors’ Compensation Arrangements, approved by the Board of Directors on June 11, 2007 and effective on July 18, 2007, incorporated herein by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-05519). *

10.21	Form of Director’s Time-Vested Deferred Stock Award, incorporated herein by reference to Exhibit 10.a. to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 001-05519). *

Number	Exhibit

10.22	Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison, incorporated herein by reference to Exhibit 10.f to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-05519). *

21	List of Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement.
**	Filed herewith.

Schedule II

CDI CORP. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(Allowance for Uncollectible Receivables)

	Years ended December 31, 2007, 2006 and 2005
(In thousands)	Balance at beginning of year	Additions charged to earnings	Uncollectible receivables written off, net of recoveries	Balance at end of year
December 31, 2007	$3,293	$709	$1,006	$2,996
December 31, 2006	$3,210	$1,696	$1,613	$3,293
December 31, 2005	$4,125	$1,129	$2,044	$3,210

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDI Corp.
By: /s/	Roger H. Ballou
Roger H. Ballou
President and Chief Executive Officer
Date: March 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/	Roger H. Ballou	By: /s/	Michael J. Emmi	By: /s/	Ronald J. Kozich
	Roger H. Ballou		Michael J. Emmi		Ronald J. Kozich
	President, Chief		Director		Director
	Executive Officer and Director		Date: March 7, 2008		Date: March 7, 2008
(Principal Executive Officer)
	Date: March 7, 2008	By: /s/	Walter R. Garrison	By: /s/	Constantine N. Papadakis
			Walter R. Garrison		Constantine N. Papadakis
By: /s/	Mark A. Kerschner		Director		Director
	Mark A. Kerschner		Date: March 7, 2008		Date: March 7, 2008
Executive Vice President
	And Chief Financial Officer	By: /s/	Lawrence C. Karlson	By: /s/	Barton J. Winokur
	(Principal Financial and		Lawrence C. Karlson		Barton J. Winokur
	Accounting Officer)		Director		Director
	Date: March 7, 2008		Date: March 7, 2008		Date: March 7, 2008