Form 10-Q
period 2008-03-31
CDI CORP
filed 2008-05-09
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-05519

CDI Corp.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2394430
(State of incorporation)	(I.R.S. Employer Identification Number)

1717 Arch Street, 35th Floor, Philadelphia, PA 19103-2768

(Address of principal executive offices)

(Registrant’s telephone number, including area code) (215) 569-2200

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 30, 2008 was as follows:

Common stock, $.10 par value per share	20,308,116 shares
Class B common stock, $.10 par value per share	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. and SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$110,043	$127,059
Accounts receivable, less allowance for doubtful accounts of $3,689 - March 31, 2008; $2,995 - December 31, 2007	223,401	210,629
Prepaid expenses and other current assets	6,065	5,607
Income taxes receivable	126	1,322
Deferred income taxes	3,993	4,137

Total current assets	343,628	348,754
Property and equipment, net	35,524	34,152
Deferred income taxes	7,570	8,484
Goodwill and other intangibles	53,307	51,588
Other non-current assets	7,288	7,080

Total assets	$447,317	$450,058

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$20	$973
Accounts payable	32,161	33,819
Withheld payroll taxes	5,877	4,401
Accrued compensation and related expenses	44,248	47,015
Other accrued expenses and other current liabilities	12,818	16,533

Total current liabilities	95,124	102,741
Deferred compensation and other non-current liabilities	13,292	12,339

Total liabilities	108,416	115,080

Commitments and Contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 21,344,571 shares - March 31, 2008; 21,300,352 shares - December 31, 2007	2,134	2,130
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	51,933	50,898
Retained earnings	295,186	289,908
Accumulated other comprehensive income	13,814	14,426
Less common stock in treasury, at cost - 1,039,106 shares - March 31, 2008; 966,706 shares - December 31, 2007	(24,166)	(22,384)

Total shareholders’ equity	338,901	334,978

Total liabilities and shareholders’ equity	$447,317	$450,058

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue	$293,880	$293,914
Cost of service	222,625	225,872

Gross profit	71,255	68,042
Operating and administrative expenses	60,292	55,643

Operating profit	10,963	12,399
Interest income and other expense, net	1,248	435

Earnings before income taxes from continuing operations	12,211	12,834
Income tax expense	4,287	4,787

Earnings from continuing operations	7,924	8,047
Earnings from discontinued operations, net of tax (Note 6)	—	421

Net earnings	$7,924	$8,468

Basic earnings per share:
Earnings from continuing operations	$0.39	$0.40
Discontinued operations, net of tax	—	0.02

Net earnings	$0.39	$0.42

Diluted earnings per share:
Earnings from continuing operations	$0.39	$0.40
Discontinued operations, net of tax	—	0.02

Net earnings	$0.39	$0.42

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Common stock
Beginning of period	$2,130	$2,098
Exercise of stock options	—	12
Time-vested deferred stock, stock appreciation rights and restricted stock	4	—

End of period	$2,134	$2,110

Additional paid-in-capital
Beginning of period	$50,898	$41,443
Exercise of stock options	—	2,097
Stock-based compensation	1,062	601
Tax benefit from stock plans	(27)	490

End of period	$51,933	$44,631

Retained earnings
Beginning of period	$289,908	$265,015
Net earnings	7,924	8,468
Dividends paid to shareholders	(2,646)	(2,212)

End of period	$295,186	$271,271

Accumulated other comprehensive income
Beginning of period	$14,426	$13,160
Translation adjustment	(612)	(17)

End of period	$13,814	$13,143

Treasury stock
Beginning of period	$(22,384)	$(22,384)
Shares repurchased	(1,782)	—

End of period	$(24,166)	$(22,384)

Comprehensive income
Net earnings	$7,924	$8,468
Translation adjustment	(612)	(17)

Total	$7,312	$8,451

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended, March 31,
	2008	2007
Operating activities from continuing operations:
Net earnings	$7,924	$8,468
Less: earnings from discontinued operations, net of tax	—	(421)

Earnings from continuing operations	7,924	8,047
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,850	2,593
Deferred income taxes	1,058	(108)
Stock-based compensation	1,049	693
Foreign currency options	(320)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(13,457)	(25,928)
Prepaid expenses	(141)	109
Accounts payable	(1,605)	4,341
Accrued expenses and other current liabilities	(4,883)	7,264
Income taxes	1,165	422
Other assets, non-current liabilities and other	(850)	1,994

Net cash used in operating activities	(7,210)	(573)

Investing activities from continuing operations:
Additions to property and equipment	(4,444)	(2,159)
Other	211	50

Net cash used in investing activities	(4,233)	(2,109)

Financing activities from continuing operations:
Dividends paid to shareholders	(2,646)	(2,212)
Shares repurchased under the stock repurchase program	(1,782)	—
Cash overdraft	(953)	2,181
Proceeds from exercises of employee stock options	—	2,109
Tax benefit from equity compensation plans	3	490

Net cash (used in) provided by financing activities	(5,378)	2,568

Discontinued operations:
Cash provided by operating activities	—	3,185
Cash used in investing activities	—	(60)

Net cash provided by discontinued operations	—	3,125

Effect of exchange rate changes on cash	(195)	4

Net increase (decrease) in cash and cash equivalents	(17,016)	3,015
Cash and cash equivalents at beginning of period	127,059	33,551

Cash and cash equivalents at end of period	$110,043	$36,566

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$2,080	$2,819

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of CDI Corp. (“CDI” or the “Company”) are unaudited. The balance sheet as of December 31, 2007 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in Form 10-K, filed on March 7, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period information has been reclassified to conform to the current period presentation.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the full year.

2.	Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, did not have a material impact on the company’s financial statements (see Note 3. - Foreign Currency Contracts for additional information on fair value measurements). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2 which delays the effective date of SFAS No. 157 for one year (until January 1, 2009 for the Company) for non-financial assets and non-financial-liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 for non-financial assets and non-liabilities. On January 11, 2008, the Company entered into certain zero cost collar option contracts (see Note 3. - Foreign Currency Contracts for additional information on fair value measurements).

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities; Including an Amendment of FASB Statement No. 115. On January 1, 2008, the Company did not have any eligible financial assets and liabilities against which to apply the fair value option re-measurement criteria; therefore, the Company did not need to record any cumulative-effect adjustment to the opening balance of retained earnings.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Early adoption is prohibited for both standards. The provisions of SFAS No. 141(R) and SFAS No. 160, effective for the Company’s fiscal year beginning January 1, 2009, are to be applied prospectively.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 will change the disclosure requirements for derivative instruments and hedging activities. The Company is currently evaluating the disclosure requirements of adopting the provisions of SFAS No. 161, which will be effective for the Company beginning January 1, 2009.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

3.	Fair Value Disclosures

The Company is exposed to risks associated with foreign currency fluctuations. The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in British Pounds Sterling, Euros, Canadian Dollars and Australian Dollars. The Company generally has positive cash flow in British Pounds Sterling, Canadian Dollars and Australian Dollars and net cash outflows in Euros. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. The Company engages in hedging activities with respect to its foreign operations.

During the first quarter of 2008, the Company entered into zero cost collar option contracts (“options”) to hedge portions of its British Pounds Sterling, Euros, Canadian Dollar and Australian Dollar currency forecasted earnings. These options have a range of foreign exchange rates, which provide a hedge against foreign earnings that are translated at rates outside the range. These options do not have a premium. The options were for various amounts in local currency on a quarterly basis and expire respectively at the end of the first, second, third and fourth quarters in 2008. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, these instruments are accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in earnings immediately, while the impact of translating the foreign based income into U.S. dollars is recognized throughout the year. For the quarter ended March 31, 2008, the Company recorded a net gain of $300 related to these options, consisting of a realized loss of $20 and an unrealized gain of $320. The net gains were recorded in interest income and other expense in the consolidated statements of earnings. (See Part 1, Item 3. Quantitative and Qualitative Disclosures about Market Risks for additional information).

The Company maintains a nonqualified Deferred Compensation Plan for highly compensated employees. The assets of the plan are held in the name of CDI at a third party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The plan assets are recorded in other non-current assets and the related liability amounts are recorded in deferred compensation and other non-current liabilities in the consolidated balance sheets.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The following table outlines by major category, the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

		Fair Value Measurements At March 31, 2008 Using
Description	Fair Value Measurements at December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency option contracts	$—	$—	$320	$—
Deferred compensation plan	5,861	6,303	—	—

Total assets	$5,861	$6,303	$320	$—

Liabilities
Deferred compensation plan	$(5,861)	$(6,303)	$—	$—

Total liabilities	$(5,861)	$(6,303)	$—	$—

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

4.	Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill and other intangible assets impairment testing, by reportable segment, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company conducted its annual goodwill impairment test as of July 1, 2007 and identified no impairments. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.

In February 2008 the Company’s Management Recruiters International, Inc. (“MRI”) subsidiary entered into an agreement with a European based search and recruitment firm under which MRI made a $1.7 million payment to the firm to secure unrestricted future use of certain trademarks. MRI’s payment of $1.7 million was capitalized in other intangible assets (see table below). This trademark is considered to have an indefinite useful life and accordingly will not be amortized, but will be subject to annual impairment testing.

The following table summarizes the changes in the Company’s carrying value of goodwill and other intangible assets by reportable segment from December 31, 2007 to March 31, 2008:

	Balance at December 31, 2007	Additions	Translation Adjustments	Balance at March 31, 2008
Goodwill
Engineering Solutions	$16,588	$—	$—	$16,588
AndersElite	24,319	—	9	24,328
MRI	10,242	—	1	10,243

Total goodwill	51,149	—	10	51,159

Trademarks
MRI	439	1,709	—	2,148

Total goodwill and other intangible assets	$51,588	$1,709	$10	$53,307

5.	Short-term Borrowings

On February 27, 2008, the Company renewed its credit agreement with JP Morgan Chase Bank, N.A. The credit agreement provides the Company with an unsecured, committed $45 million revolving credit facility and extends the term of the credit facility to February 27, 2009. The renewal also expanded the permitted investments which the Company may make and raised the dollar limit on the size of acquisitions which the Company may make without obtaining the lender’s approval.

Interest on borrowings under the facility is based on the nature and tenure of the borrowing and may be (a) in the case of U.S. dollar borrowings, the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5% or (b) in the case of Eurodollar borrowings, the Adjusted LIBO Rate (as defined in the agreement). The restrictive covenants contained in the agreement limit the Company with respect to, among other things, subsidiary indebtedness, creating liens on its assets, mergers or consolidations, disposition of assets other than in the ordinary course of business, acquisitions and investments. Additionally, the Company is required to maintain a minimum Adjusted EBITDA (as defined in the agreement) to interest expense ratio of 1.5 to 1, not exceed a maximum Debt to Consolidated EBITDA ratio of 2.5 to 1 and maintain a minimum shareholders’ equity of $228 million plus 35% of consolidated net income for each fiscal quarter. At March 31, 2008, the Company had secured a letter of credit under the revolving credit facility for $3.2 million relating to a performance guarantee on a customer contract.

During the three months ended March 31, 2008, the Company did not have any outstanding borrowings under this facility and is in compliance with all covenants under the credit agreement.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

6.	Discontinued Operations

On September 28, 2007, the Company sold all of the issued and outstanding common stock of its Todays Staffing, Inc. (“Todays”) subsidiary. The sale price was $40.1 million in cash and the Company retained responsibility for certain liabilities and certain current and deferred income taxes directly related to the business. The Company recorded a gain of $2.1 million ($1.3 million after-tax), which included a $2.5 million reclassification adjustment for foreign currency translation gain included in net income, in connection with the sale. The sale price was subject to a working capital adjustment of $0.7 million, which was agreed to and paid by the Company during the first quarter of 2008. Included in “Accrued compensation and related expenses” and “Other accrued expenses and other liabilities” of continuing operations at March 31, 2008 are $0.4 million of other transaction-related liabilities.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the Todays business segment have been presented as discontinued operations in the consolidated financial statements for all periods presented.

The results of discontinued operations are summarized as follows:

	Three Months Ended March 31,
	2008	2007
Net Revenue	$—	$38,027
Earnings before income taxes from discontinued operations	—	672
Income tax expense	—	251

Total earnings from discontinued operations, net of taxes	$—	$421

7.	Earnings Per Share

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of earnings.

On February 26, 2008, CDI’s Board of Directors approved the repurchase of up to $50 million of the Company’s outstanding common stock. Repurchases will be made from time to time depending upon the Company’s share price and other relevant factors. Repurchases may be made on the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares and the Company may terminate the repurchase program at any time. During March 2008, the Company repurchased 72,400 shares in the open market for $1.8 million in cash.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The number of common shares used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2008 and 2007 was determined as follows:

	Three Months Ended March 31,
	2008	2007
Basic
Average shares outstanding	20,330,857	20,040,386
Restricted shares issued not vested	(11,418)	(6,308)

	20,319,439	20,034,078

Diluted
Shares used for basic calculation	20,319,439	20,034,078
Dilutive effect of shares / units granted under Omnibus Stock Plan	32,310	100,183
Dilutive effect of units issuable under Stock Purchase Plan	52,801	59,907

	20,404,550	20,194,168

8.	Related Party Transactions

The president of the Company’s MRI subsidiary currently owns a 25% indirect interest in MRI Worldwide Network Limited (“MRI Worldwide”), MRI’s principal international master franchisee. At March 31, 2008, amounts due from MRI Worldwide amounted to $0.6 million which are past due as a result of operating and managerial issues at our UK based international master licensee. The Company recorded a provision of $0.6 million relating to this matter in the Company’s consolidated financial statements as of March 31, 2008.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

9.	Commitments, Contingencies and Legal Proceedings

The Company has litigation and other claims pending which have arisen in the ordinary course of business.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by AndersElite (“Anders”) and a number of its competitors in the UK construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with UK intermediary recruitment companies and declining to work with one particular UK intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. CDI believes it is likely that the OFT will ultimately impose a fine on Anders. Although management cannot yet determine with any reliability the amount of the fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in its consolidated financial statements as of March 31, 2008.

10.	Reporting Segments

As discussed in Note 6 - Discontinued Operations, the Company sold its Todays Staffing, Inc. business segment on September 28, 2007. As of September 30, 2007, the Company has four reporting segments: ES, MRI, Anders and ITS.

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

MRI is a franchisor providing support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers. MRI also provides back office services that enable its franchisees to pursue contract staffing services opportunities.

Anders provides contract and permanent candidates to customers in the infrastructure environment seeking staff in building, construction and related professional services, through a network of Company offices. The Company maintains offices in the United Kingdom, although it sources some candidates from Australia and New Zealand for the United Kingdom market. The Company also has offices in Australia where it provides contract and permanent candidates to customers.

ITS provides a variety of information technology related services to its clients. These services include contract and managed staffing, permanent placement, consulting and outsourcing (onsite and offsite). These service offerings require recruiting and retaining IT talent for temporary and permanent IT positions, industry expertise and the ability to determine appropriate solutions for business service needs.

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for purposes of business segment performance measurement, the Company charges certain expenses directly attributable to the segments and allocates certain expenses and support costs. Support costs consist principally of employee benefit administration, accounting support, IT services and shared service center costs. Identifiable assets of the business segments exclude corporate assets, which principally consist of cash and certain prepaid expenses, non-trade accounts receivable, deferred tax assets attributable to the ES and IT segments, property and equipment, and other assets.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The Company has revised the ES and ITS reporting segments’ prior year revenue and operating profit for comparative purposes. Segment data is presented in the following table:

	Three Months Ended March 31,
	2008	2007
Revenue:
ES	$156,152	$150,522
MRI	19,631	16,173
Anders	61,740	61,595
ITS	56,357	65,624

	$293,880	$293,914

Operating profit (loss):
ES	$10,821	$9,547
MRI	2,250	3,318
Anders	2,775	2,693
ITS	203	1,582
Corporate	(5,086)	(4,741)

	$10,963	$12,399

The following table reconciles the amount of revenue and operating profit reported for the prior year period to the revised amounts as shown above:

	Three Months Ended March 31, 2007
	Amounts previously reported	Reclassifications	As Revised
Revenue:
ES	$150,969	$(447)	$150,522
ITS	65,177	$447	65,624

	$216,146	—	$216,146

	Amounts previously reported	Reclassifications	As Revised
Operating profit (loss):
ES	$9,628	$(81)	$9,547
ITS	1,501	81	1,582

	$11,129	—	$11,129

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially all from external customers.

Segment asset data is presented in the table below:

	March 31, 2008	December 31, 2007
Assets:
ES	$141,886	$136,011
MRI	34,413	34,809
Anders	73,800	71,795
ITS	54,993	50,586
Corporate	142,225	156,857

	$447,317	$450,058

11.	Subsequent Events

On April 28, 2008, the Company received a notice from the Internal Revenue Service (IRS) indicating a civil penalty of $1.3 million (plus $1.0 million of interest) pertaining to a subsidiary which was merged into another CDI subsidiary in 1996. The Company is investigating the matter with the IRS and initial research suggests the notice could be related to the mismatching of payroll related documents in connection with the 1996 merger. The Company does not have sufficient information at this time to properly assess any potential financial exposure and has not made any provision for this matter in its consolidated financial statements as of March 31, 2008.

On April 28, 2008, the Company declared a quarterly dividend of $0.13 per share to be paid on May 28, 2008 to all shareholders of record as of May 14, 2008. As of April 30, 2008, there were 20,308,116 shares outstanding.

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about the Company’s strategies for growth and future financial results (such as, among other things, revenues, variable contribution margin and tax rates), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should”, “intends,” “plans,” “estimates,” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following: changes in general economic conditions and levels of capital spending by customers in the industries that the Company serves; competitive market pressures; the Company’s ability to maintain and grow its revenue base; the availability and cost of qualified labor; the Company’s level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in customers’ attitudes towards outsourcing; credit risks associated with its customers; changes in tax laws and other government regulations; the possibility of incurring liability for the Company’s activities, including the activities of its temporary employees; the Company’s performance on customer contracts; adverse consequences arising out of the UK Office of Fair Trading investigation; and government policies or judicial decisions adverse to the Company’s businesses. More detailed information about some of these risks and uncertainties may be found in the Company’s filings with the SEC, particularly in the section entitled “Risk Factors” in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Introductory Notes

In the third quarter of 2007, the Company sold its Todays Staffing, Inc. (“Todays”) subsidiary, which was a significant step in the Company’s efforts over the past few years to refocus CDI’s business on engineering and IT project outsourcing and professional staffing services. As a result of the sale, the financial results of the Todays business segment have been presented as discontinued operations in the financial statements for all periods presented. The discussion that follows in the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” pertains to continuing operations only.

Unless the context otherwise requires, all references herein to “CDI,” the “Registrant,” the “Company,” “we,” “us,” or “our” are to CDI Corp. and its consolidated subsidiaries.

Executive Overview

The first quarter of 2008 was characterized by mixed revenue results but solid improvement in gross profit margin. CDI continued to move up the value continuum by providing higher margin solutions to its customers and expanding its international and alternative energy business. The net impact was a 110 basis points increase in gross profit margin and an increase of $3.2 million in gross profit. Key contributors to this result were the Process and Industrial (“P & I”) and Government Services verticals of CDI Engineering Solutions (“ES”).

The Company’s profit momentum was partially offset by the US and UK economic slowdowns, primarily impacting three segments. Anders experienced flat revenue in contract staffing services and permanent placements. MRI experienced a decline in high margin royalty business, somewhat offset by stronger revenue growth in lower margin contract staffing services. The economic slowdowns also impacted CDI IT Solutions (“ITS”), as the automotive sector required less services and the previously reported drop in demand from a large IT client continued. Recognizing the economic slowdowns, the Company has made and will continue to make appropriate adjustments to its cost structure, the effects of which should benefit future quarters.

During the first quarter of 2008, CDI reported a net earnings decrease of 1.5% as compared to the same period in 2007. When adjusted for the unfavorable effect of the $0.6 million pre-tax ($0.4 million after-tax) receivables charge in 2008 related to MRI Worldwide and the favorable effect of the $1.6 million pre-tax ($1.0 million after-tax) reversal in 2007 of a legal accrual, net earnings from continuing operations increased 18.2%. We believe this comparison reflects the positive momentum of the underlying business.

Consolidated Discussion

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

Key Performance Indicators

Revenue growth is favorably impacted by, among other things, increases in capital spending by customers particularly in the ES and AndersElite (“Anders”) business segments. Other external factors, such as a strong business environment and low unemployment rates favorably impact the Company’s staffing business. Improving economic growth typically results in increasing demand for labor. Low unemployment rates often correlate with strong demand for the types of employees CDI’s customers hire on a permanent and contract basis. Operationally, CDI’s ability to capitalize on opportunities created by economic expansion, its performance on new and existing accounts, new contract and account wins, and its ability to mitigate competitive pricing pressures affect the Company’s ability to increase revenue.

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

Return on net assets (“RONA”) means the pre-tax earnings for the current quarter combined with the pre-tax earnings from the three preceding quarters’, divided by the average net assets at the beginning and end of that four quarter period. Net assets include total assets minus total liabilities excluding cash and income tax accounts. RONA reflects CDI’s ability to generate earnings while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (“DSO”). Reduction in DSO will contribute to improvement in RONA.

Variable contribution margin (“VCM”) is a measure of the amount of profit that flows to the operating profit line for each dollar of revenue growth. VCM is calculated as the year-over-year change in operating profit divided by the year-over-year change in revenue.

The Company has established the following long-term performance goals:

•	Produce pretax RONA of 20% and redeploy assets unable to meet this target;

•	Generate operating profit margin of 5% through gross margin expansion, financial discipline and lean headquarters operations; and

•	Generate VCM in the 12% to 14% range on incremental revenue.

During the first quarter of 2008, the Company achieved a RONA of 21.4% exceeding its goal. Operating profit margin of 3.7% declined slightly due to the year-over-year slowdowns mentioned above. The VCM calculation is not meaningful in this instance because revenues were relatively flat.

Consolidated Results of Operations

CDI’s operating performance was mixed for the first quarter of 2008. Although consolidated revenue growth was largely flat, the Company’s strategic focus on higher-margin and longer-cycle services enabled it to increase gross margin by 4.7%. This growth was driven primarily by the P & I, and Government Services verticals within ES. Revenue and business growth was constrained by the US and UK economic slowdowns. The Company experienced a flattening of permanent placement activity at both Anders and Management Recruiters International, Inc. (“MRI”). ITS continued to experience revenue declines reflecting softness in the automotive sector and the impact of previously identified staffing reductions by a large IT client.

First quarter 2008 net earnings included a pre-tax charge of $0.6 million ($0.4 million after-tax) for reserves related to a receivable from an international master licensee of MRI Worldwide Network Limited (MRI Worldwide”). First quarter 2007 net earnings included a $1.6 million pre-tax ($1.0 million after-tax) reversal of a legal accrual, due to the Company’s successful appeal of a 2004 lawsuit judgment against the Company. When adjusted for the two items mentioned above on an after-tax basis, first quarter 2008 net earnings from continuing operations increased 18.2% as compared to the first quarter of 2007.

CDI ended the first quarter of 2008 with $110.0 million in cash and cash equivalents. On February 26, 2008, CDI’s Board of Directors approved the repurchase of up to $50 million of the Company’s outstanding common stock. During March 2008, The Company repurchased 72,400 shares in the open market for $1.8 million in cash. The cash on-hand and available borrowing capacity should provide sufficient resources to support organic revenue growth, capital spending, the stock repurchase program, shareholder dividends and potential strategic acquisitions in targeted engineering verticals.

Consolidated Results of Operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007

The table that follows presents revenues by service type along with selected financial information and some key metrics for the three-month periods ended March 31, 2008 and 2007:

	Three months ended March 31,				Increase (Decrease)
(in thousands)	2008	% of Total Revenue	2007	% of Total Revenue	$	%
Revenue (1)
Staffing services	$199,271	67.8%	$197,624	67.2%	$1,647	0.8%
Project outsourcing services	77,263	26.3	79,947	27.2	(2,684)	(3.4)
Professional services (1)	17,346	5.9	16,343	5.6	1,003	6.1

	$293,880	100.0%	$293,914	100.0%	$(34)	(0.0)%

Gross profit	$71,255	24.3%	$68,042	23.2%	$3,213	4.7%
Operating and administrative expenses	60,292	20.5	55,643	18.9	4,649	8.4
Operating profit	10,963	3.7	12,399	4.2	(1,436)	(11.6)
Net earnings from continuing operations	$7,924	2.7%	$8,047	2.7%	$(123)	(1.5)%
Cash and cash equivalents	$110,043		$36,566		$73,477	200.9%
Effective income tax rate	35.1%		37.3%
After-tax return on shareholders’ equity (2)	9.8%		8.3%
Pre-tax return on net assets (3)	21.4%		17.1%
Variable contribution margin (4)	NM %		20.3%

(1)	Revenues for 2007 have been reclassified to conform to the current year’s presentation.

(2)	Current quarter combined with the three preceding quarters’ earnings divided by the average shareholders’ equity.

(3)	Pre-tax earnings for the current quarter combined with the pre-tax earnings from the three preceding quarters’, divided by the average net assets at the beginning and end of that four quarter period. Net assets include total assets minus total liabilities excluding cash and income tax accounts.

(4)	Year-over-year change in operating profit divided by year-over-year change in revenues. The calculation for the first quarter of 2008 is not meaningful (NM) because revenues were relatively flat.

Revenue by service type includes the following:

•

Staffing services—includes the placement of contract professionals, generally at a customer’s location under the supervision of the customer. This also includes managed staffing services in which the company assumes overall management of a customer’s on-site contract staffing functions.

•	Project outsourcing services—includes engineering and information technology services in which the Company manages an overall project and provides a deliverable work product for the customer.

•	Professional services—includes search, recruitment and permanent placement services, royalties from franchise permanent placement activity, and fees from the sale of new franchises.

First quarter revenue was relatively flat versus the same prior year period. Growth was experienced by ES in its P & I and Government Services verticals and the international market and by MRI driven by an increase in contract staffing services. This growth was offset by the continuing slow down in ITS and permanent placement weakness in Anders and MRI.

Gross profit and gross profit margin increased at a faster pace than revenue primarily due to growth in higher margin ES projects and permanent placement.

Consolidated operating and administrative expenses increased primarily due to higher stock-based compensation and other compensation costs, the MRI Worldwide accounts receivable charge and the absence of the large legal accrual reversal in the prior year.

Operating profit declined 11.6% and operating profit margin decreased from 4.2% to 3.7%.

The Company’s effective income tax rate was 35.1% and 37.3% for the quarters ended March 31, 2008 and 2007, respectively. The rate in 2008 was favorably impacted by investments in tax-exempt instruments and a higher proportion of foreign earnings which are taxed at lower rates.

Cash and cash equivalents of $110.0 million at March 31, 2008 were $17.1 million lower than at December 31, 2007 but $73.5 million higher than the prior year balance. During the first quarter of 2008, cash used for working capital requirements exceeded earnings by $7.2 million. In addition, cash was used for capital expenditures of $4.4 million, dividends of $2.6 million and stock repurchases of $1.8 million. The increase in cash over the prior year was primarily driven by earnings of $33.6 million and $39.8 million of proceeds from the sale of Todays.

Segment Discussion

Effective January 1, 2007, the Company began separately reporting the ES and ITS segments. These operations were previously reported within the Business Solutions segment. This change reflects the Company’s new operating structure and provides investors with additional information regarding the Company’s engineering versus its information technology financial results.

Engineering Solutions (“ES”)

Business Strategy

ES’s business strategy is to pursue the development of long-term alliances with its customers as a cost effective, single source provider of engineering services and professional staffing. By working as a core supplier and partner with its customers, ES is able to develop an understanding of its customers’ overall business needs as well as the unique technical needs of their projects. This approach creates the opportunity for ES to provide a greater and more integrated range of services to its customers to facilitate efficient project management, procurement, overall program integration and execution. This strategy requires ES to develop global capabilities with an international reach in order to provide services to its clients who have global requirements. Success of the ES business strategy is dependent upon maintaining and renewing its existing customers or contracts, continued capital spending by its major engineering customers, the ability to win new contract awards and accounts and the availability and cost of labor. In addition, ES is strategically engaging in global arrangements to lower its cost of services for clients, to access a broader talent pool and to provide worldwide servicing capability for its global clients. ES has developed professional recruitment outsourcing (“PRO”) services to manage a client’s entire recruitment process. PRO services provide domestic and multi-national clients with a single source of professional and technical permanent placements across an entire organization. ES continues to develop its strategy to acquire broader skill sets and greater leverage for servicing the alternative energy markets, as it continues to pursue further business opportunities in the alternative energy sectors.

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

New contracts, account wins and contract renewals are the primary drivers of future revenue and provide an assessment of ES’s ability to compete. New contract wins fluctuate from quarter to quarter depending on the timing of customer needs and external factors. ES utilizes financial and operational reviews in the contracting process to support appropriate margins and returns.

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

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ES for the three months ended March 31, 2008 and 2007:

ES

	Three months ended March 31,
	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
Staffing services	$82,143	52.6%	$76,228	50.6%	$5,915	7.8%
Project outsourcing services	70,878	45.4	72,911	48.5	(2,033)	(2.8)
Professional services	3,131	2.0	1,383	0.9	1,748	126.4

	156,152	100.0	150,522	100.0	5,630	3.7
Cost of services	121,452	77.8	120,611	80.1	841	0.7

Gross profit	34,700	22.2	29,911	19.9	4,789	16.0
Operating and administrative expenses	23,879	15.3	20,364	13.6	3,515	17.3

Operating profit	$10,821	6.9%	$9,547	6.3%	$1,274	13.3%

(1)	Revenues for 2007 have been reclassified to conform to the 2008 presentation.

ES’s revenue increased in 2008, largely due to:

•	Increased capital spending by major customers in the P&I and Government Services verticals;

•	Average bill rate increases, reflecting the Company’s ability to pass on higher labor costs to its clients; and

•	Increased permanent placement revenue primarily from a new PRO services customer in 2007, in the P&I vertical.

Gross profit dollars increased due to volume increases in the P&I and Government Services verticals, offset by a decrease in volume in the Aerospace vertical.

Gross profit margins increased primarily due to:

•

Improved mix of higher margin, longer cycle project outsourcing in the P&I and Government Services verticals and an increase in higher margin permanent placement PRO services revenue in the P&I vertical; and

•	Decline in lower margin technical staffing revenue within the Aerospace vertical.

ES’s operating and administrative expenses increased in 2008 primarily due to:

•	Higher staff salaries and incentive-based compensation primarily in the P&I vertical; and

•	Absence of a one-time favorable reversal of a legal accrual of $1.6 million in 2007;

The following table presents changes in revenue from each of ES’ verticals for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
CDI-P & I	$117,317	75.1%	$112,092	74.5%	$5,225	4.7%
CDI-Government Services	19,845	12.7	16,552	11.0	3,293	19.9
CDI-Aerospace	15,875	10.2	18,129	12.0	(2,254)	(12.4)
CDI-Life Sciences	3,115	2.0	3,749	2.5	(634)	(16.9)

	$156,152	100.0%	$150,522	100.0%	$5,630	3.7%

(1)	Revenues for 2007 have been reclassified to conform to the current year’s presentation.

The P&I vertical focuses on small to medium-sized engineering projects within the process sector, which includes the oil refining, chemical and alternative energy industries, as well as oil and gas industries in western Canada. The industrial sector serviced by the P & I vertical includes power generation, telecommunications and heavy manufacturing. Typically, these customers are large, multi-national companies that use multiple service providers. Contracts are awarded based on the ability to meet the specific requirements of each individual project. The increase in revenue within this vertical was largely attributable to strong capital spending by customers within the process sector, and to a lesser extent, within the industrial sector, resulting in both new account wins and a ramp-up of existing accounts. Increased demand in alternative energy due to continuing high oil prices contributed to new projects and increased revenue in the first quarter of 2008. Two significant account wins late in 2007 in the alternative energy industry contributed to revenue growth in the first quarter of 2008. Increases in permanent placement revenue were realized primarily as a result of PRO services and to a lesser extent increased volumes in Canada.

The Government Services vertical focuses on providing services primarily to U.S. Government agencies and prime contractors in the shipbuilding, military aviation and marine design industries. Revenue increases within this vertical in 2008 were driven primarily by renewed U.S. federal government funding of a major U.S. Navy shipbuilding and ship design contract, as well as increased revenue from a major national staffing contract.

The Aerospace vertical provides outsourcing and staffing services to the commercial and military aerospace industries, which are dominated by major national and international conglomerates. Revenue within the Aerospace vertical decreased in 2008 as compared to the same period in 2007, primarily as a result of exiting certain lower margin domestic technical staffing business and project delays by an international client.

The Life Sciences vertical provides engineering design, procurement, and construction management to customers in the pharmaceutical and biotechnology industries. Customers range from start-up entities to large multinational organizations. Life Sciences revenue decreases were the result of the completion of existing projects exceeding new contract awards in the biotechnology sector.

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

Factors affecting MRI’s revenue include the state of the U.S. and global economies, unemployment rates and the amount of contract staffing business done by franchisees. Permanent placement and royalty fees are driven by employer demand for mid-to-upper level managerial, professional and sales candidates, as well as the number of new franchise offices and franchise contract renewals. MRI continues to focus its efforts on growing existing franchisees by devoting additional resources to field service teams. These teams focus on maximizing customer contact and developing customer-level business plans to establish clear metrics and optimize network member performance.

MRI continues to provide and broaden its training and operations support to enable its franchisees to develop contract staffing services capabilities in their offices. This capability potentially provides a franchise owner with complementary revenue stream and may improve the potential market value of the franchise office. MRI is also exploring ways to leverage its size and footprint with vendor alliance relationships in programs that benefit the franchise owners and their clients.

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

Billable hours and revenue growth in contract staffing services reflect MRI’s performance in expanding the support services within the franchise network.

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

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI for the three months ended March 31, 2008 and 2007:

MRI

	Three months ended March 31,
	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$12,996	66.2%	$8,939	55.3%	$4,057	45.4%
Professional Services	6,635	33.8	7,234	44.7	(599)	(8.3)

	19,631	100.0	16,173	100.0	3,458	21.4
Cost of services	8,937	45.5	6,343	39.2	2,594	40.9

Gross profit	10,694	54.5	9,830	60.8	864	8.8
Operating and administrative expenses	8,444	43.0	6,512	40.3	1,932	29.7

Operating profit	$2,250	11.5%	$3,318	20.5%	$(1,068)	(32.2)%

MRI’s revenue increased in 2008 as a result of continued strength in contract staffing services revenue, partially offset by professional services revenue decreases reflecting a decline in royalties during the first quarter of 2008. The decline in royalties reflects the softness in the industrial and manufacturing and also consumer products and services sectors.

Gross profit dollars increased due to the sales growth in contract staffing mentioned above. Overall gross profit margin decreased as lower margin contract staffing services revenue grew significantly while higher margin professional services revenue decreased slightly.

The increase in operating and administrative expenses was largely due to:

•	Increased commissions of $1.0 million associated with the revenue growth in staffing services; and

•	A charge of $0.6 million for reserves related to amounts due from MRI Worldwide, an international master licensee, as a result of operating and managerial issues.

AndersElite (“Anders”)

Business Strategy

Anders is focused on providing high quality recruitment services within the UK and Australian infrastructure environment. Anders seeks to deliver these services by developing an efficient branch office operation which provides clients with qualified contract and permanent professionals. Efficient branch office operations are, in management’s belief, characterized by skilled managers leading production teams of consultants and recruitment assistants to meet clients’ contract and permanent staffing needs. Management believes Anders’ utilization of web-based recruiting is critical to providing it with a large pool of highly qualified candidates, and enhances the Company’s ability to filter candidates to meet specific customer needs.

The UK infrastructure sector continues to provide opportunities with the rebuilding of the country’s rail system, other government-related projects, and private industry-related projects. Anders is pursuing these opportunities by enhancing its permanent placement process and focusing more resources, including recruitment assistants, on this area resulting in improving recruiter productivity. While demand in the UK is expected to continue, there have been some cyclical slowdowns in certain industrial sectors during the first quarter of 2008, such as, in the private housing construction and new property development project sectors. In addition, the 2012 London Olympics is providing and is expected by management to continue to provide opportunities for revenue and operating profit growth. Demand in Australia continues to grow in the construction, mining, rail, shipping, engineering and power and processing sectors. Anders is looking to capitalize on and develop its international capabilities in order to provide services to its clients who have global requirements and international needs.

Anders continues to generate new business growth due to the opening of new offices in Australia. The Australian offices provide a pool of candidates to a tight UK labor market, in addition to generating business from Australia-based customers.

Anders opened a new office in Australia during the first quarter of 2008, continuing its effort to capitalize on the strong demand in that country.

Key Performance Indicators

Anders relies on various operational and financial metrics to manage its business. Key metrics include direct margin by recruiter and branch office, staff payroll costs as a percentage of gross profit, gross profit as a percentage of revenue and return on net assets.

Monitoring direct margin by recruiter and branch office enables Anders to focus on increasing productivity, thereby increasing profit margins. Anders also monitors its staff payroll costs as a percentage of gross profit to evaluate recruiter and branch productivity. This allows Anders to identify the most efficient branches and to apply the methods used in those branches to improve the performance of its other branches. Monitoring recruiter and branch performance also allows Anders to promote delivery of high levels of service to customers.

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

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders for the three months ended March 31, 2008 and 2007 in U.S. dollars:

Anders

	Three months ended March 31,
	2008		2007		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$54,351	88.0%	$54,223	88.0%	$128	0.2%
Professional services	7,389	12.0	7,372	12.0	17	0.2

	61,740	100.0	61,595	100.0	145	0.2
Cost of services	46,076	74.6	45,420	73.7	656	1.4

Gross profit	15,664	25.4	16,175	26.3	(511)	(3.2)
Operating and administrative expenses	12,889	20.9	13,482	21.9	(593)	(4.4)

Operating profit	$2,775	4.5%	$2,693	4.4%	$82	3.0%

To more effectively discuss the comparative results of operations for the three months ended March 31, 2008 and 2007, the following table presents Anders’ results on a constant currency basis (i.e., British Pounds-£):

Anders

	Three months ended March 31,
	2008		2007		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£27,393	88.0%	£27,649	88.0%	£(256)	(0.9)%
Professional services	3,724	12.0	3,759	12.0	(35)	(0.9)

	31,117	100.0	31,408	100.0	(291)	(0.9)
Cost of services	23,223	74.6	23,159	73.7	64	0.3

Gross profit	7,894	25.4	8,249	26.3	(355)	(4.3)
Operating and administrative expenses	6,496	20.9	6,875	21.9	(379)	(5.5)

Operating profit	£1,398	4.5%	£1,374	4.4%	£24	1.7%

The decrease in revenue was primarily due to reduced revenue in permanent placement and contract staffing services as a result of weaker demand in the UK and the lose of a business day due to the timing of a bank holiday in the UK, partially offset by strong revenue growth in Australia.

Gross profit dollars decreased due to the decreased revenue mentioned above.

Gross profit margins decreased primarily due to lower contract margins on contract staffing services due to competitive pricing pressures as a result of reduced demand in the UK market place.

Anders’ operating and administrative expenses decrease was largely due to lower staff salaries and personnel costs as a result of lower headcount and expense controls.

Information Technology Solutions (“ITS”)

Business Strategy

ITS provides a variety of information technology related services for its clients. These services include staffing, consulting and outsourcing. These service offerings require recruiting and retaining information technology talent for contract and permanent information technology positions, industry expertise and the ability to determine appropriate solutions for business service needs. ITS’s customers are primarily Fortune 1000 companies who have high volume information technology requirements and/or the need to augment their own staff on a flexible basis.

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

While staffing continues to be a core offering, ITS continues to increase its efforts to provide higher-value IT outsourcing and consulting services through the development of expertise in specific technology domains. This effort to shift the emphasis towards higher value IT services is consistent with CDI’s core business strategy. ITS seeks to provide a full range of integrated IT services to its clients. ITS seeks to differentiate itself from the competition and optimize the client’s infrastructure, all while targeting a reduction in overall IT costs and improved service levels.

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

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ITS for the three months ended March 31, 2008 and 2007:

ITS

	Three months ended March 31,
	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue(1)
Staffing services	$49,781	88.3%	$58,234	88.7%	$(8,453)	(14.5)%
Project outsourcing	6,385	11.4	7,036	10.8	(651)	(9.3)
Professional Services	191	0.3	354	0.5	(163)	(46.0)

	56,357	100.0	65,624	100.0	(9,267)	(14.1)
Cost of services	46,160	81.9	53,498	81.5	(7,338)	(13.7)

Gross profit	10,197	18.1	12,126	18.5	(1,929)	(15.9)
Operating and administrative expenses	9,994	17.7	10,544	16.1	(550)	(5.2)

Operating profit	$203	0.4%	$1,582	2.4%	$(1,379)	(87.2)%

(1)	Revenues for 2007 have been reclassified to conform to the 2008 presentation.

ITS’s revenue decreased from the prior year primarily due to staffing cutbacks by a major IT alliance account, the termination of an outsourcing contract and reduced demand in the auto industry.

ITS’s gross profit dollars decreased primarily due to a reduction in staffing services and project outsourcing. Gross profit margin declined due to the reduction in project outsourcing revenue and pricing pressures experienced within staffing services.

ITS’s operating and administrative expenses decreased primarily due to headcount reduction and other cost control initiatives implemented during 2008.

Operating profit declined more significantly than gross profit due to the inability to reduce infrastructure costs as rapidly as the decline in gross profit margin dollars.

Corporate

Corporate expenses totaled $5.1 million in the first quarter of 2008 as compared to $4.7 million in the first quarter of 2007. The increase of $0.4 million in corporate expenses was principally the result of higher stock-based and other compensation costs, partially offset by decreases in compliance spending.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Three months ended March 31,
(in thousands)	2008	2007
Operating Activities	$(7,210)	$(573)
Investing Activities	(4,233)	(2,109)
Financing Activities	(5,378)	2,568

Operating Activities

During the first quarter of 2008, net cash used in operating activities increased by $6.6 million compared to the same period in 2007. The increase was primarily due to higher working capital requirements of $5.8 million reflecting reductions of accrued expenses and other current liabilities, offset by an increase of accounts receivable.

Investing Activities

CDI’s primary investing activities were for purchases of property and equipment. During the first three months of 2008, capital expenditures totaled $4.4 million, as compared to $2.2 million in the same period in 2007. The increase in capital spending was primarily due to capital expenditures for recruitment and financial systems related technology projects, additional leasehold improvements and furniture for new offices. In 2008, the Company is continuing to increase its capital spending to support the growth in engineering services in the P&I vertical and continued development of a new recruiting software to support ES, Anders and ITS. Capital spending in 2008 is expected to be approximately $8.0 - $10.0 million.

Financing Activities

Net cash used in financing activities increased by $7.9 million during the first quarter of 2008, as compared to the same period in 2007. The Company did not receive any proceeds from exercises of employee stock options during the first quarter of 2008 as compared to $2.1 million received in 2007. The level of cash overdrafts decreased by $3.1 million as compared to the same period in 2007, principally due to transfers and timing of payments.

The Company paid shareholders dividends totaling $2.6 million and $2.2 during the first quarters of 2008 and 2007, respectively. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements. In addition, the Company repurchased 72,400 shares in the open market for $1.8 million during the first quarter of 2008.

Summary

The Company’s business model is expected to generate positive cash flow over the business cycle. However, periods of growth, and to a lesser extent, seasonality, do impact working capital needs and cash flow. Management believes that the Company’s current funds, funds generated from operations and funds available under its short-term credit facility will be sufficient to support meet currently anticipated working capital, capital expenditures, shareholder dividends, stock repurchases and potential strategic acquisitions. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

On February 26, 2008, CDI’s Board of Directors approved the repurchase of up to $50 million of the Company’s outstanding common stock. Repurchases will be made from time to time depending upon the Company’s share price and other relevant factors. Repurchases may be made on the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares and the Company may terminate the repurchase program at any time. During March 2008, the Company repurchased 72,400 shares in the open market for $1.8 million in cash.

Critical Accounting Policies and Estimates

The Company’s interim financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions identified in the Company’s 2007 Annual Report on Form 10-K filed on March 7, 2008 with the Securities and Exchange Commission have not materially changed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in British pound sterling, Euros, Canadian dollars and Australian dollars. The Company generally has positive cash flow in British Pounds Sterling, Canadian Dollars and Australian Dollars and net cash outflows in Euros. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. The Company engages in foreign currency hedging activities with respect to its foreign operations.

During the first quarter of 2008, the Company entered zero cost collar option contracts (“options”) to hedge portions of its Canadian dollar, British pound sterling, Euro and Australian dollar currency forecasted earnings. These options have a range of foreign exchange rates, which provide a hedge against foreign earnings that are translated at rates outside the range. These options do not have a premium. The options were for various amounts in local currency on a quarterly basis and expire respectively at the end of the first, second, third and fourth quarters in 2008. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, these instruments are accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in earnings immediately, while the impact of translating the foreign based income into U.S. dollars is recognized throughout the year. For the quarter ended March 31, 2008, the Company recorded a net gain of $300 thousand related to these option contracts, consisting of a realized loss of $20 thousand and an unrealized gain of $320 thousand. The net gains were recorded in interest income and other expense in the consolidated statements of earnings. (See Note 3. Foreign Currency Option Contracts of the financial statements in Part I, Financial Information for additional information).

The following table details the Company’s outstanding foreign exchange zero cost collar option contracts at March 31, 2008:

						Foreign Currency in US $
Local Trade Currency	Effective Date	Maturity Date	Currency Date		Amount (in thousands)	Floor Rate	Ceiling Rate
Australian Dollar	1/11/2008	6/26/2008	note	(1)	450	0.8200	0.8875
Australian Dollar	1/11/2008	9/26/2008	note	(2)	700	0.8200	0.8875
Australian Dollar	1/11/2008	12/29/2008	note	(3)	700	0.8200	0.8875
British Pound	1/11/2008	6/26/2008	note	(1)	2,530	1.8800	1.9735
British Pound	1/11/2008	9/26/2008	note	(2)	2,660	1.8800	1.9735
British Pound	1/11/2008	12/29/2008	note	(3)	2,225	1.8800	1.9735
Canadian Dollar	1/11/2008	6/26/2008	note	(1)	1,215	0.9551	0.9814
Canadian Dollar	1/11/2008	9/26/2008	note	(2)	1,135	0.9551	0.9814
Canadian Dollar	1/11/2008	12/29/2008	note	(3)	1,210	0.9551	0.9814
Euro	1/11/2008	6/26/2008	note	(1)	1,915	1.4675	1.5000
Euro	1/11/2008	9/26/2008	note	(2)	1,910	1.4675	1.5000
Euro	1/11/2008	12/29/2008	note	(3)	1,840	1.4675	1.5000

(1)	The exercise rate is determined by taking an average of the spot rates on the following dates: 3/27/2008, 4/25/2008, 5/23/2008 and 6/26/2008.

(2)	The exercise rate is determined by taking an average of the spot rates on the following dates: 6/26/2008, 7/25/2008, 8/22/2008 and 9/26/2008.

(3)	The exercise rate is determined by taking an average of the spot rates on the following dates: 9/26/2008, 10/24/2008, 11/21/2008 and 12/29/2008.

As of, and during the quarters ended March 31, 2008 and 2007, the Company had no borrowings outstanding under its $45.0 million committed, unsecured credit facility. Due to the Company’s meaningful cash balance, interest rate fluctuations will significantly affect the Company’s return on its investments. The Company’s investments in money market instruments are primarily at variable rates.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company has litigation and other claims pending which have arisen in the ordinary course of business.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the UK construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with UK intermediary recruitment companies and declining to work with one particular UK intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. CDI believes it is likely that the OFT will ultimately impose a fine on Anders. Although management cannot yet determine with any reliability the amount of the fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in its consolidated financial statements as of March 31, 2008.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

A total of 72,400 shares of CDI Corp. common stock were repurchased by the Company at an average price of $24.61 during the first quarter of 2008. As of March 31, 2008, there remained an outstanding authorization to repurchase approximately $48,218,140 of outstanding stock as represented in the table below:

CDI Corp. Purchases of Equity Securities

Period	Total Number of Shares Purchased (1) (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 through January 31, 2008	—	$—	—	$—
February 1 through February 29, 2008	—	—	—	50,000,000
March 1 through March 31, 2008	72,400	24.61	72,400	48,218,140

Total First Quarter 2008	72,400	$24.61	72,400	$48,218,140

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

(2)	The Company's Board of Directors authorized on February 26, 2008 the repurchase of up to $50 million of the Company’s outstanding common stock (the “Repurchase Program”). Repurchases will be made from time to time beginning March 4, 2008 depending upon the Company’s share price and other relevant factors. Repurchases may be made on the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares and the Company may terminate the repurchase program at any time.

(3)	No shares were purchased by the Company other than through the Repurchase Program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	First Amendment to Credit Agreement signed on February 27, 2008 by JP Morgan Chase Bank, N.A. and the Registrant (along with certain of its subsidiaries).

10.2	Amendment to Employment Agreement between Roger H. Ballou and the Registrant, effective as of April 1, 2008.

10.3	2008 Executive Incentive Program applicable to the executive officers of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.

Date: May 9, 2008	By:	/s/ Mark A. Kerschner
Mark A. Kerschner Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit
10.1	First Amendment to Credit Agreement signed on February 27, 2008 by JP Morgan Chase Bank, N.A. and the Registrant (along with certain of its subsidiaries).

10.2	Amendment to Employment Agreement between Roger H. Ballou and the Registrant, effective as of April 1, 2008.

10.3	2008 Executive Incentive Program applicable to the executive officers of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.