Form 10-Q
period 2008-06-30
CDI CORP
filed 2008-08-08
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(215) 569-2200

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 31, 2008 was as follows:

Common stock, $.10 par value per share	20,317,651 shares
Class B common stock, $.10 par value per share	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

CDI CORP. and SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,423	$127,059
Accounts receivable, less allowance for doubtful accounts of $3,780 - June 30, 2008; $2,995 - December 31, 2007	214,073	210,629
Prepaid expenses and other current assets	6,667	5,607
Income taxes receivable	526	1,322
Deferred income taxes	5,175	4,137

Total current assets	347,864	348,754
Property and equipment, net	34,148	34,152
Deferred income taxes	6,857	8,484
Goodwill and other intangibles	53,320	51,588
Other non-current assets	7,347	7,080

Total assets	$449,536	$450,058

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$1,613	$973
Accounts payable	31,019	33,819
Withheld payroll taxes	4,824	4,401
Accrued compensation and related expenses	43,486	47,015
Other accrued expenses and other current liabilities	11,347	16,533

Total current liabilities	92,289	102,741
Deferred compensation and other non-current liabilities	12,928	12,339

Total liabilities	105,217	115,080

Commitments and Contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 21,356,757 shares - June 30, 2008; 21,300,352 shares - December 31, 2007	2,136	2,130
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	52,915	50,898
Retained earnings	299,527	289,908
Accumulated other comprehensive income	13,907	14,426
Less common stock in treasury, at cost - 1,039,106 shares - June 30, 2008; 966,706 shares - December 31, 2007	(24,166)	(22,384)

Total shareholders’ equity	344,319	334,978

Total liabilities and shareholders’ equity	$449,536	$450,058

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$289,211	$295,717	$583,091	$589,631
Cost of service	221,629	223,919	444,254	449,791

Gross profit	67,582	71,798	138,837	139,840
Operating and administrative expenses	56,826	60,623	117,118	116,266

Operating profit	10,756	11,175	21,719	23,574
Interest income and other expense, net	613	264	1,861	699

Earnings before income taxes from continuing operations	11,369	11,439	23,580	24,273
Income tax expense	4,390	3,796	8,677	8,583

Earnings from continuing operations	6,979	7,643	14,903	15,690
Earnings from discontinued operations, net of tax (Note 6)	—	686	—	1,107

Net earnings	$6,979	$8,329	$14,903	$16,797

Basic earnings per share:
Earnings from continuing operations	$0.34	$0.37	$0.73	$0.78
Discontinued operations, net of tax	—	0.04	—	0.06

Net earnings	$0.34	$0.41	$0.73	$0.84

Diluted earnings per share:
Earnings from continuing operations	$0.34	$0.37	$0.73	$0.77
Discontinued operations, net of tax	—	0.04	—	0.06

Net earnings	$0.34	$0.41	$0.73	$0.83

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Common stock
Beginning of period	$2,134	$2,110	$2,130	$2,098
Exercise of stock options	—	16	—	28
Stock purchase plan	1	—	1	—
Time-vested deferred stock, stock appreciation rights and restricted stock	1	1	5	1

End of period	$2,136	$2,127	$2,136	$2,127

Additional paid-in-capital
Beginning of period	$51,933	$44,631	$50,898	$41,443
Exercise of stock options	51	3,231	51	5,328
Stock-based compensation	938	778	2,001	1,379
Tax benefit from stock plans	(7)	515	(35)	1,005

End of period	$52,915	$49,155	$52,915	$49,155

Retained earnings
Beginning of period	$295,186	$271,271	$289,908	$265,015
Net earnings	6,979	8,329	14,903	16,797
Dividends paid to shareholders	(2,638)	(2,220)	(5,284)	(4,432)

End of period	$299,527	$277,380	$299,527	$277,380

Accumulated other comprehensive income
Beginning of period	$13,814	$13,143	$14,426	$13,160
Translation adjustment	93	2,732	(519)	2,715

End of period	$13,907	$15,875	$13,907	$15,875

Treasury stock
Beginning of period	$(24,166)	$(22,384)	$(22,384)	$(22,384)
Shares repurchased	—	—	(1,782)	—

End of period	$(24,166)	$(22,384)	$(24,166)	$(22,384)

Comprehensive income
Net earnings	$6,979	$8,329	$14,903	$16,797
Translation adjustment	93	2,732	(519)	2,715

Total	$7,072	$11,061	$14,384	$19,512

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended, June 30,
	2008	2007
Operating activities from continuing operations:
Net earnings	$14,903	$16,797
Less: earnings from discontinued operations, net of tax	—	(1,107)

Earnings from continuing operations	14,903	15,690
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	5,698	5,227
Deferred income taxes	589	(505)
Stock-based compensation	2,010	1,425
Foreign currency options	(35)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,899)	(14,839)
Prepaid expenses	(1,034)	429
Accounts payable	(2,773)	2,135
Accrued expenses and other current liabilities	(8,223)	4,299
Income taxes	751	(3,314)
Other assets, non-current liabilities and other	(1,503)	1,637

Net cash provided by operating activities	6,484	12,184

Investing activities from continuing operations:
Additions to property and equipment	(5,958)	(4,646)
Proceeds of residential property held for sale	—	915
Other	323	37

Net cash used in investing activities	(5,635)	(3,694)

Financing activities from continuing operations:
Dividends paid to shareholders	(5,283)	(4,432)
Shares repurchased under the stock repurchase program	(1,782)	—
Cash overdraft	640	4,896
Proceeds from exercises of employee stock options	51	5,356
Tax benefit from equity compensation plans	10	1,005

Net cash (used in) provided by financing activities	(6,364)	6,825

Discontinued operations:
Cash provided by operating activities	—	3,925
Cash used in investing activities	—	(127)

Net cash provided by discontinued operations	—	3,798

Effect of exchange rate changes on cash	(121)	555

Net (decrease) increase in cash and cash equivalents	(5,636)	19,668
Cash and cash equivalents at beginning of period	127,059	33,551

Cash and cash equivalents at end of period	$121,423	$53,219

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$7,193	$10,493

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of CDI Corp. (“CDI” or the “Company”) are unaudited. The balance sheet as of December 31, 2007 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in the Company’s Form 10-K filed on March 7, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period information has been reclassified to conform to the current period presentation.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the full year.

2.	Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, did not have a material impact on the company’s financial statements (see Note 3 – Fair Value Disclosures for additional information on fair value measurements). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2 which delayed the effective date of SFAS No. 157 for one year (until January 1, 2009 for the Company) for non-financial assets and non-financial-liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of adopting the provisions of SFAS No. 157 for non-financial assets and non-liabilities. (see Note 3 - Fair Value Disclosures for additional information on fair value measurements).

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities; Including an Amendment of FASB Statement No. 115. On January 1, 2008, the Company did not have any eligible financial assets and liabilities against which to apply the fair value option re-measurement criteria; therefore, the Company did not record any cumulative-effect adjustment to the opening balance of retained earnings.

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

The Company is exposed to risks associated with foreign currency fluctuations. The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in British Pounds Sterling, Euros, Canadian Dollars and Australian Dollars. The Company generally has positive cash flow in British Pounds Sterling, Canadian Dollars and Australian Dollars and net cash outflows in Euros. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. The Company engages in hedging activities with respect to certain of its foreign operations.

During the first quarter of 2008, the Company entered into zero cost collar option contracts (“options”) to hedge portions of its British Pounds Sterling, Euros, Canadian Dollar and Australian Dollar currency forecasted amounts. These options have a range of foreign exchange rates, which provide a hedge against foreign results that are translated at rates outside the range. These options do not have a premium. The options were for various amounts in local currency on a quarterly basis and expire respectively at the end of the first, second, third and fourth quarters in 2008. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, these instruments are accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in earnings immediately, while the impact of translating the foreign based income into U.S. dollars is recognized throughout the year. For the six months ended June 30, 2008, the Company recorded a net gain of $69 related to these options, consisting of a realized gain of $34 and an unrealized gain of $35. The net gains were recorded in interest income and other expense in the consolidated statements of earnings. (See Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risks for additional information).

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

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The following table outlines by major category, the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

		Fair Value Measurements At June 30, 2008 Using
Description	Fair Value Measurements at December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency option contracts	$—	$—	$35	$—
Deferred compensation plan	5,861	6,057	—	—

Total assets	$5,861	$6,057	$35	$—

Liabilities
Deferred compensation plan	$(5,861)	$(6,057)	$—	$—

Total liabilities	$(5,861)	$(6,057)	$—	$—

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

In February 2008 the Company’s Management Recruiters International, Inc. (“MRI”) subsidiary entered into an agreement with a European based search and recruitment firm under which MRI made a $1.7 million payment to the firm to secure unrestricted future use of certain trademarks. MRI’s payment of $1.7 million was capitalized in other intangible assets (see the table below). This trademark is considered to have an indefinite useful life and accordingly will not be amortized, but will be subject to annual impairment testing.

The following table summarizes the changes in the Company’s carrying value of goodwill and other intangible assets by reportable segment from December 31, 2007 to June 30, 2008:

	Balance at December 31, 2007	Additions	Translation Adjustments	Balance at June 30, 2008
Goodwill
Engineering Solutions	$16,588	$—	$—	$16,588
AndersElite	24,319	—	17	24,336
MRI	10,242	—	1	10,243

Total goodwill	51,149	—	18	51,167

Trademarks
MRI	439	1,709	5	2,153

Total goodwill and other intangible assets	$51,588	$1,709	$23	$53,320

5.	Short-term Borrowings

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

Interest on borrowings under the facility is based on the nature and tenure of the borrowing and may be (a) in the case of U.S. dollar borrowings, the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5% or (b) in the case of Eurodollar borrowings, the Adjusted LIBO Rate (as defined in the agreement). The restrictive covenants contained in the agreement limit the Company with respect to, among other things, subsidiary indebtedness, creating liens on its assets, mergers or consolidations, disposition of assets other than in the ordinary course of business, acquisitions and investments. Additionally, the Company is required by the agreement to maintain a minimum Adjusted EBITDA (as defined in the agreement) to interest expense ratio of 1.5 to 1, not exceed a maximum Debt to Consolidated EBITDA ratio of 2.5 to 1 and maintain a minimum shareholders’ equity of $228 million plus 35% of consolidated net income.

At June 30, 2008, the Company had secured a letter of credit under the revolving credit facility for $3.2 million relating to a performance guarantee on a customer contract. This letter of credit expired on July 1, 2008.

During the six months ended June 30, 2008, the Company did not have any outstanding borrowings under the revolving credit facility and is in compliance with all covenants under the credit agreement.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

6.	Discontinued Operations

On September 28, 2007, the Company sold all of the issued and outstanding common stock of its Todays Staffing, Inc. (“Todays”) subsidiary. The sale price was $40.1 million in cash and the Company retained responsibility for certain liabilities and certain current and deferred income taxes directly related to the business. The Company recorded a gain of $2.1 million ($1.3 million after-tax), which included a $2.5 million reclassification adjustment for foreign currency translation gain included in net income, in connection with the sale. The sale price was subject to a working capital adjustment of $0.7 million, which was agreed to and paid by the Company during the first quarter of 2008. Included in “Accrued compensation and related expenses” and “Other accrued expenses and other liabilities” of continuing operations at June 30, 2008 are $0.4 million of other transaction-related liabilities.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the Todays business segment have been presented as discontinued operations in the consolidated financial statements for all periods presented.

The results of discontinued operations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Revenue	$—	$42,421	$—	$80,448

Earnings before income taxes from discontinued operations	—	1,096	—	1,768
Income tax expense	—	410	—	661

Total earnings from discontinued operations, net of taxes	$—	$686	$—	$1,107

7.	Earnings Per Share

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of earnings.

On February 26, 2008, CDI’s Board of Directors approved the repurchase of up to $50 million of the Company’s outstanding common stock. Repurchases will be made from time to time depending upon the Company’s share price and other relevant factors. Repurchases may be made on the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares and the Company may terminate the repurchase program at any time. In March 2008, the Company repurchased 72,400 shares in the open market for $1.8 million in cash. There were no shares repurchased during the three months ended June 30, 2008.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The number of common shares used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 was determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic
Average shares outstanding	20,311,747	20,199,808	20,321,302	20,120,097
Restricted shares issued not vested	(26,418)	(13,433)	(18,918)	(9,871)

	20,285,329	20,186,375	20,302,384	20,110,226

Diluted
Shares used for basic calculation	20,285,329	20,186,375	20,302,384	20,110,226
Dilutive effect of shares / units granted under Omnibus Stock Plan	72,171	166,454	52,241	133,319
Dilutive effect of units issuable under Stock Purchase Plan	51,109	53,329	51,955	56,618

	20,408,609	20,406,158	20,406,580	20,300,163

8.	Related Party Transactions

The president of the Company’s MRI subsidiary currently owns a 25% indirect interest in MRI Worldwide Network Limited (“MRI Worldwide”), MRI’s principal international master franchisee. At June 30, 2008, amounts due from MRI Worldwide amounted to $0.7 million which are past due as a result of operating and managerial issues at our UK based international master licensee. The Company recorded a provision of $0.7 million ($0.1 million during the three months ended June 30, 2008) relating to this matter in the Company’s consolidated financial statements as of June 30, 2008.

9.	Commitments, Contingencies and Legal Proceedings

The Company has litigation and other claims pending which have arisen in the ordinary course of business.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by AndersElite (“Anders”) and a number of its competitors in the UK construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with UK intermediary recruitment companies and declining to work with one particular UK intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. CDI believes it is likely that the OFT will ultimately impose a fine on Anders. Although management cannot yet determine with any reliability the amount of the fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in its consolidated financial statements as of June 30, 2008.

On April 28, 2008, the Company received a notice from the Internal Revenue Service (IRS) indicating a civil penalty of $1.3 million (plus $1.0 million of interest) pertaining to a subsidiary which was merged into another CDI subsidiary in 1996. The Company investigated the matter and on June 2, 2008 received a notice from the IRS reversing the $1.3 million civil penalty and related interest, with no amount due from CDI.

10.	Reporting Segments

As discussed in Note 6 - Discontinued Operations, the Company sold its Todays Staffing, Inc. business segment on September 28, 2007. Therefore since September 30, 2007, the Company had four reporting segments: Engineering Solutions (“ES”), MRI, Anders and Information Technology Solutions (“ITS”).

Effective with the second quarter of 2008, ES will report on three verticals reflecting the decision to re-align the management and operations of the CDI-Life Sciences vertical into the CDI-Process & Industrial (“P & I”) vertical. ES operates principally through three key verticals:

•

CDI-Process and Industrial – Provides a full range of engineering, project management, design, professional staffing and outsourcing solutions to firms in oil, gas, refining, alternative energy, nuclear, chemicals, power generation and energy transmission, and heavy manufacturing industries. In addition, P & I offers facility design, validation, project management, engineering, professional staffing, and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

•	CDI-Government Services – Focuses on providing engineering, design and logistics services to the defense industry, particularly in marine design, systems development and military aviation support.

•	CDI-Aerospace – Provides a full range of engineering, design, project management, professional engineering staffing and outsourcing solutions to both the commercial and military aerospace markets.

MRI is a franchisor providing support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers. MRI also provides back office services that enable its franchisees to pursue contract staffing services opportunities.

Anders provides contract and permanent placement candidates to customers in the infrastructure environment seeking staff in building, construction and related professional services, through a network of Company offices. The Company maintains offices in the UK, although it sources some candidates from Australia and New Zealand for the UK market. The Company also has offices in Australia where it provides contract and permanent placement candidates to customers.

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

The Company has revised the ES and ITS reporting segments’ prior year revenue and operating profit for comparative purposes. Segment data is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue:
ES	$153,100	$152,542	$309,252	$303,064
MRI	19,401	19,496	39,032	35,669
Anders	60,245	63,193	121,985	124,788
ITS	56,465	60,486	112,822	126,110

	$289,211	$295,717	$583,091	$589,631

Operating profit (loss):
ES	$8,953	$7,834	$19,774	$17,381
MRI	3,493	4,281	5,743	7,598
Anders	1,489	3,520	4,264	6,213
ITS	1,140	648	1,343	2,230
Corporate	(4,319)	(5,108)	(9,405)	(9,848)

	$10,756	$11,175	$21,719	$23,574

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The following table reconciles the amount of revenue and operating profit reported for the prior year period to the revised amounts as shown above:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Amounts previously reported	Reclassifications	As Revised	Amounts previously reported	Reclassifications	As Revised
Revenue:
ES	$153,166	$(624)	$152,542	$304,135	$(1,071)	$303,064
ITS	59,862	$624	$60,486	125,039	$1,071	126,110

	$213,028	—	$213,028	$429,174	—	$429,174

	Amounts previously reported	Reclassifications	As Revised	Amounts previously reported	Reclassifications	As Revised
Operating profit (loss):
ES	$7,999	$(165)	$7,834	$17,627	$(246)	$17,381
ITS	483	165	648	1,984	246	2,230

	$8,482	—	$8,482	$19,611	—	$19,611

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially all from external customers.

Segment asset data is presented in the table below:

	June 30, 2008	December 31, 2007
Assets:
ES	$139,235	$136,011
MRI	33,437	34,809
Anders	71,221	71,795
ITS	51,323	50,586
Corporate	154,320	156,857

	$449,536	$450,058

11.	Subsequent Events

On July 16, 2008, the Company received preliminary indication that its application for certain Canadian research and development tax credits for the fiscal years of 2005 and 2006 will be approved by the tax authority. Upon receipt of formal approval, the Company will recognize a reduction in income tax expense which is expected to be $2.3 million.

On July 29, 2008, the Company declared a quarterly dividend of $0.13 per share to be paid on August 28, 2008 to all shareholders of record as of August 14, 2008. As of July 31, 2008, there were 20,317,651 shares outstanding.

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

Executive Overview

The second quarter of 2008, a quarter in which we experienced a rapidly changing economic environment, was characterized by a mixed performance for CDI. We generated solid strategic momentum in our Engineering Solutions (“ES”) business segment, initiated a significant profit turnaround in our Information Technology Solutions (“ITS”) business segment and accomplished a number of strategic goals that should grow our international business and profitably expand our revenue base in higher-margin services within key engineering verticals.

These positive developments in the Company’s performance were partially offset by a rapid drop in permanent placement hiring in key sectors of AndersElite (“Anders”) UK construction marketplace and a significant cutback in automotive industry IT staffing in our ITS segment. The Company’s Management Recruiters International, Inc. (“MRI”) subsidiary experienced a decline in high margin royalty business, somewhat offset by stronger revenue growth in lower margin contract staffing services. Recognizing these economic slowdowns, the Company has made and will continue to make appropriate adjustments to its cost structure, the effects of which should benefit future quarters.

During the second quarter of 2008, CDI reported an earnings decrease of 8.7% as compared to the same period in 2007. Second quarter 2008 net earnings included a pre-tax charge of approximately $0.3 million in real estate exit costs in the ES segment. Second quarter 2007 net earnings included an approximate $0.4 million reduction in income tax expenses due to the recognition of foreign research and development credits, partially offset by certain charges against deferred tax assets. When adjusted for these items, year-over-year earnings for the second quarter 2008 were essentially flat compared to the prior-year quarter.

Consolidated Discussion

Business Strategy

CDI’s strategic objective is to be a leading global provider of engineering and information technology outsourcing solutions and professional staffing. These services enable CDI’s customers to focus on their core competencies and drive profitable growth and return on capital investment.

The Company has identified three critical goals that will help achieve this objective. These goals are to develop global reach and global services delivery capabilities; to build skill and scale in key high-margin engineering verticals through both organic and acquisition growth; and to focus new business development on obtaining higher-value, higher-margin and longer-cycle business such as engineering and IT outsourcing and professional services.

During the second quarter, the Company achieved certain key accomplishments that should contribute to reaching these goals. These accomplishments include forming two joint ventures to capture engineering outsourcing assignments in the Middle East and Latin America, obtaining new business wins in alternative energy and in the defense market and, following the close of the second quarter, the acquisition of an aerospace engineering firm and the expansion of a business relationship with a large IT client.

Key Performance Indicators

Revenue growth is favorably impacted by, among other things, increases in capital spending by customers particularly in the ES and Anders business segments. Other external factors, such as a strong business environment and low unemployment rates favorably impact the Company’s staffing business. Improving economic growth typically results in increasing demand for labor. Low unemployment rates often correlate with strong demand for the types of employees CDI’s customers hire on a permanent and contract basis. Operationally, CDI’s ability to capitalize on opportunities created by economic expansion, its performance on new and existing accounts, new contract and account wins, and its ability to mitigate competitive pricing pressures affect the Company’s ability to increase revenue.

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

Return on net assets (“RONA”) means the pre-tax earnings for the current quarter combined with the pre-tax earnings from the three preceding quarters, divided by the average net assets at the beginning and end of that four quarter period. Net assets include total assets minus total liabilities excluding cash and income tax accounts. RONA reflects CDI’s ability to generate earnings while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (“DSO”). Reduction in DSO will contribute to improvement in RONA.

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

During the second quarter of 2008, the Company achieved a RONA of 22.1%, thereby exceeding its goal. Operating profit margin of 3.7% declined slightly due to the year-over-year slowdowns mentioned above. The VCM calculation is not meaningful in this instance because both revenue and operating profit declined.

Consolidated Results of Operations

CDI’s operating performance was mixed for the six months ended June 30, 2008. Although consolidated revenue was slightly down, the Company’s strategic focus on higher-margin and longer-cycle services enabled it to slightly increase its gross margin to 23.8%. Revenue increases in the CDI–Process and Industrial (“P & I”) and CDI–Government Services (“Government Services”) verticals within ES were offset by the economic slowdowns in the US and UK marketplaces resulting in a decrease of permanent placement activity at both Anders and MRI. ITS continued to experience revenue declines reflecting softness in the automotive sector.

For the six months ended June 30, 2008, CDI reported a net earnings decrease of 5.0% as compared to the same period in 2007. The 2008 net earnings included the unfavorable effect of a $0.6 million pre-tax ($0.4 million after-tax) receivables charge related to MRI Worldwide and a pre-tax charge of approximately $0.3 million ($0.2 million after-tax) in real estate exit costs in the ES segment. The 2007 net earnings included the favorable effect of the $1.6 million pre-tax ($1.0 million after-tax) reversal of a legal accrual and a $0.4 million reduction in income tax expenses due to the recognition of foreign research and development credits, partially offset by certain charges against deferred tax assets. When adjusted for these items, year-over-year earnings for the six month period ending June 30, 2008 were up 8.6%.

CDI ended the second quarter of 2008 with $121.4 million in cash and cash equivalents. On February 26, 2008, CDI’s Board of Directors approved the repurchase of up to $50 million of the Company’s outstanding common stock. During March 2008, The Company repurchased 72,400 shares in the open market for $1.8 million in cash. There were no shares repurchased during the second quarter of 2008. The cash on-hand and available borrowing capacity should provide sufficient resources to support organic revenue growth, capital spending, the stock repurchase program, shareholder dividends and potential strategic acquisitions in targeted engineering verticals.

Consolidated Results of Operations for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007

The table that follows presents revenues by service type along with selected financial information and some key metrics for the three-month periods ended June 30, 2008 and 2007:

	Three months ended June 30,			Increase (Decrease)
(in thousands)	2008	% of Total Revenue	2007	% of Total Revenue	$	%
Revenue(1)
Staffing services	$199,358	69.0%	$195,044	66.0%	$4,314	2.2%
Project outsourcing services	75,317	26.0	81,679	27.6	(6,362)	(7.8)
Professional services(1)	14,536	5.0	18,994	6.4	(4,458)	(23.5)

	$289,211	100.0%	$295,717	100.0%	$(6,506)	(2.2)%

Gross profit	$67,582	23.4%	$71,798	24.3%	$(4,216)	(5.9)%
Operating and administrative expenses	56,826	19.6	60,623	20.5	(3,797)	(6.3)
Operating profit	10,756	3.7	11,175	3.8	(419)	(3.7)
Net earnings from continuing operations	$6,979	2.4%	$7,643	2.6%	$(664)	(8.7)%

Cash and cash equivalents	$121,423		$53,219		$68,204	128.2%
Cash flow provided by operations	$13,694		$12,757		$937	NM

Effective income tax rate	38.6%		33.2%
After-tax return on shareholders’ equity(2)	9.3%		9.0%
Pre-tax return on net assets(3)	22.1%		19.2%
Variable contribution margin(4)	NM		20.4%

(1)	Revenues for 2007 have been reclassified to conform to the current year’s presentation.
(2)	Current quarter combined with the three preceding quarters’ earnings divided by the average shareholders’ equity.
(3)

Pre-tax earnings for the current quarter combined with the pre-tax earnings from the three preceding quarters, divided by the average net assets at the beginning and end of that four quarter period. Net assets include total assets minus total liabilities excluding cash and income tax accounts.

(4)

Year-over-year change in operating profit divided by year-over-year change in revenues. The calculation for the three months ended June 30, 2008 is not meaningful (NM) because both revenue and operating profit declined.

Revenue by service type includes the following:

•

Staffing services—includes the placement of contract professionals, generally at a customer’s location under the supervision of the customer. This also includes managed staffing services in which the company assumes overall management of a customer’s on-site contract staffing functions.

•	Project outsourcing services—includes engineering and information technology services in which the Company manages an overall project and provides a deliverable work product for the customer.

•	Professional services—includes search, recruitment and permanent placement services, royalties from franchise permanent placement activity and fees from the sale of new franchises.

Second quarter revenue declined versus the same prior year period. Revenue growth was experienced by ES in its Government Services vertical and the international market. This growth was offset by the reduction of certain lower margin business in the P & I vertical and reduced demand in permanent placement hiring in the property development and residential housing construction markets in the UK and ITS contract staffing in the automotive industry.

Gross profit and gross profit margin decreased at a faster pace than revenue primarily due to the reduction of higher margin permanent placement activity at Anders and MRI.

Consolidated operating and administrative expenses decreased primarily due to lower variable compensation, taxes and consulting costs.

Operating profit declined 3.7% and operating profit margin decreased from 3.8% to 3.7%.

Cash and cash equivalents of $121.4 million at June 30, 2008 was $68.2 million higher than the prior year balance. The increase in cash over the prior year was primarily driven by earnings of $32.3 million and $39.8 million of proceeds from the sale of Todays. Cash flow provided by operations of $13.7 million was driven by earnings and lower working capital requirements.

The Company’s effective income tax rate was 38.6% in the second quarter of 2008 and 33.2% in the second quarter of 2007. The rate in 2008 was unfavorably impacted primarily by increases in state income taxes, while the rate in 2007 was favorably impacted by the recognition of foreign research and development credits, offset by a charge recorded against deferred tax assets for valuation allowances.

Consolidated Results of Operations for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007

The table that follows presents revenues by service type along with selected financial information and some key metrics for the six-month periods ended June 30, 2008 and 2007:

	Six months ended June 30,			Increase (Decrease)
(in thousands)	2008	% of Total Revenue	2007	% of Total Revenue	$	%
Revenue (1)
Staffing services	$398,629	68.3%	$392,668	66.6%	$5,961	1.5%
Project outsourcing services	152,580	26.2	161,627	27.4	(9,047)	(5.6)
Professional services(1)	31,882	5.5	35,336	6.0	(3,454)	(9.8)

	$583,091	100.0%	$589,631	100.0%	$(6,540)	(1.1)%

Gross profit	$138,837	23.8%	$139,840	23.7%	$(1,003)	(0.7)%
Operating and administrative expenses	117,118	20.1	116,266	19.7	852	0.7
Operating profit	21,719	3.7	23,574	4.0	(1,855)	(7.9)
Net earnings from continuing operations	$14,903	2.6%	$15,690	2.7%	$(787)	(5.0)%

Cash flow provided by operations	$6,484		$12,184		$(5,700)	NM

Effective income tax rate	36.8%		35.4%
Variable contribution margin(2)	NM		20.4%

(1)	Revenues for 2007 have been reclassified to conform to the current year’s presentation.
(2)

Year-over-year change in operating profit divided by year-over-year change in revenues. The calculation for the six months ended June 30, 2008 is not meaningful (NM) because both revenue and operating profit declined.

Revenue for the six months ended June 30, 2008 declined versus the prior year period. Revenue growth was experienced by ES in its Government Services vertical and the international market. This growth was offset by reduced demand in permanent placement hiring in the property development and residential housing construction markets in the UK and ITS contract staffing in the automotive industry.

Gross profit declined at a slower pace than revenue due to favorable business mix changes that resulted in a higher gross profit margin percentage for the six months ended June 30, 2008.

Consolidated operating and administrative expenses increased slightly due to lower variable compensation costs offset by the MRI Worldwide accounts receivable charge in 2008 and the large legal accrual reversal in 2007.

Operating profit declined 7.9% and operating profit margin decreased from 4.0% to 3.7%.

The Company’s effective income tax rate was 36.8% for the six months ended June 30, 2008 and 35.4% for the six months ended June 30, 2007. The rate in 2008 was unfavorably impacted primarily by increases in state income taxes partially offset by the benefit of tax exempt investments, while the rate in 2007 was favorably impacted by the recognition of foreign research and development credits, offset by a charge recorded against deferred tax assets for valuation allowances.

Segment Discussion

Effective January 1, 2007, the Company began separately reporting the ES and ITS segments. These operations were previously reported within the Business Solutions segment. This change reflects the Company’s new operating structure and provides investors with additional information regarding the Company’s engineering versus its information technology financial results.

Engineering Solutions (“ES”)

Business Strategy

ES’s business strategy is to pursue the development of long-term alliances with its customers as a cost effective, single source provider of engineering services and professional staffing. By working as a core supplier and partner with its customers, ES is able to develop an understanding of its customers’ overall business needs as well as the unique technical needs of their projects. This approach creates the opportunity for ES to provide a greater and more integrated range of services to its customers to facilitate efficient project management, procurement, overall program integration and execution. This strategy requires ES to develop capabilities to provide services to its clients who have global requirements. Success of the ES business strategy is dependent upon maintaining and renewing its existing customers or contracts, continued capital spending by its major engineering customers, the ability to win new contract awards and accounts and the availability and cost of labor. In addition, ES is strategically engaging in global arrangements to lower its cost of services for clients, to access a broader talent pool and to provide worldwide servicing capability for its global clients. ES has developed professional recruitment outsourcing (“PRO”) services to manage a client’s entire recruitment process. PRO services provide domestic and multi-national clients with a single source of professional and technical permanent placements across an entire organization. ES continues to develop its strategy to acquire broader skill sets and greater leverage for servicing the alternative energy markets, as it continues to pursue further business opportunities in the alternative energy sectors.

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

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ES for the three months ended June 30, 2008 and 2007:

ES

	Three months ended June 30,				Increase (Decrease)
	2008		2007
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue(1)
Staffing services	$81,823	53.4%	$75,116	49.2%	$6,707	8.9%
Project outsourcing services	68,413	44.7	75,521	49.6	(7,108)	(9.4)
Professional services	2,864	1.9	1,905	1.2	959	50.3

	153,100	100.0	152,542	100.0	558	0.4
Cost of services	120,500	78.7	121,087	79.4	(587)	(0.5)

Gross profit	32,600	21.3	31,455	20.6	1,145	3.6
Operating and administrative expenses	23,647	15.4	23,621	15.5	26	0.1

Operating profit	$8,953	5.9%	$7,834	5.1%	$1,119	14.3%

(1)	Revenues for 2007 have been reclassified to conform to the 2008 presentation.

ES’s revenue increased in 2008, largely due to:

•	Increased capital spending by major customers in the Government Services vertical;

•	Increases in contract staffing services provided to clients operating in the western Canadian oil market;

•	Average bill rate increases, reflecting the Company’s ability to pass on higher labor costs to its clients; and

•	Increased permanent placement revenue primarily from a new PRO services customer in 2007.

The above increases were offset by the reduction of certain lower margin business in the P & I vertical and continued project delays by a large client in the CDI-Aerospace (“Aerospace”) vertical .

Gross profit dollars increased due to volume increases in the Government Services vertical, partially offset by a decrease in volume in the P & I and Aerospace verticals.

Gross profit margins increased primarily due to:

•

Improved mix of higher margin, longer cycle project outsourcing in the P&I and Government Services verticals and an increase in higher margin permanent placement PRO services revenue in the P&I vertical; and

•	Decline in lower margin technical staffing revenue within the Aerospace vertical.

ES’s operating and administrative expenses were relatively flat in 2008.

The following table presents changes in revenue from each of ES’s verticals for the three months ended June 30, 2008 and 2007:

ES

	Three months ended June 30,				Increase (Decrease)
	2008		2007
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
CDI-P & I	$116,672	76.2%	$117,810	77.2%	$(1,138)	(1.0)%
CDI-Government Services	21,257	13.9	17,195	11.3	4,062	23.6
CDI-Aerospace	15,171	9.9	17,537	11.5	(2,366)	(13.5)

	$153,100	100.0%	$152,542	100.0%	$558	0.4%

(1)	Revenues for 2007 have been reclassified to conform to the current year’s presentation.

The P&I vertical focuses on small to medium-sized engineering projects in the oil refining, chemical, alternative energy, power generation, heavy manufacturing, pharmaceutical and biotechnology industries. Typically, customers in these industries are large, multi-national companies that use multiple service providers. Contracts are awarded based on the ability to meet the specific requirements of each individual project. The revenue was mixed for the second quarter of 2008 as capital spending by customers, new account wins, particularly in alternative energy and increases in permanent placement revenue from PRO services contributed to increased revenue. However, softness was experienced with certain pharmaceutical and biotechnology customers.

The Government Services vertical focuses on providing services primarily to U.S. Government agencies and prime contractors in the shipbuilding, military aviation and marine design industries. Revenue increases within this vertical in 2008 were driven primarily by renewed U.S. federal government funding of a major U.S. Navy shipbuilding and ship design contract.

The Aerospace vertical provides outsourcing and staffing services to the commercial and military aerospace industries, which are dominated by major national and international conglomerates. Revenue within the Aerospace vertical decreased in 2008 as compared to the same period in 2007, primarily as a result of exiting certain lower margin domestic technical staffing business and ongoing project delays by an international client.

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ES for the six months ended June 30, 2008 and 2007:

ES

	Six months ended June 30,
	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue(1)
Staffing services	$163,966	53.1%	$151,344	49.9%	$12,622	8.3%
Project outsourcing services	139,291	45.0	148,432	49.0	(9,141)	(6.2)
Professional services	5,995	1.9	3,288	1.1	2,707	82.3

	309,252	100.0	303,064	100.0	6,188	2.0
Cost of services	241,952	78.2	241,698	79.8	254	0.1

Gross profit	67,300	21.8	61,366	20.2	5,934	9.7
Operating and administrative expenses	47,526	15.4	43,985	14.5	3,541	8.1

Operating profit	$19,774	6.4%	$17,381	5.7%	$2,393	13.8%

(1)	Revenues for 2007 have been reclassified to conform to the 2008 presentation.

ES’s revenue increased in 2008, largely due to:

•	Increased capital spending by major customers in the P&I and Government Services verticals;

•	Increases in contract staffing services provided to clients operating in the western Canadian oil market;

•	Average bill rate increases, reflecting the Company’s ability to pass on higher labor costs to its clients; and

•	Increased permanent placement revenue primarily from a new PRO services customer in 2007, in the P&I vertical.

The above increases were offset by the reduction of certain lower margin business in the P & I vertical and continued project delays by a large client in the Aerospace vertical.

Gross profit dollars increased due to volume increases in the P&I and Government Services verticals, offset by a decrease in volume in the Aerospace vertical.

Gross profit margins increased primarily due to:

•	Improved mix of higher margin business in the P&I and Government Services verticals and an increase in higher margin permanent placement PRO services revenue in the P&I vertical; and

•	Decline in lower margin technical staffing revenue within the Aerospace vertical.

ES’s operating and administrative expenses increased in 2008 primarily due to:

•	Higher staff salaries and incentive-based compensation primarily in the P&I vertical; and

•	Absence of a one-time favorable reversal of a legal accrual of $1.6 million in 2007;

The following table presents changes in revenue from each of ES’s verticals for the six months ended June 30, 2008 and 2007:

ES

	Six months ended June 30,
	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
CDI-P & I	$237,104	76.7%	$233,633	77.1%	$3,471	1.5%
CDI-Government Services	41,102	13.3	33,747	11.1	7,355	21.8
CDI-Aerospace	31,046	10.0	35,684	11.8	(4,638)	(13.0)

	$309,252	100.0%	$303,064	100.0%	$6,188	2.0%

(1)	Revenues for 2007 have been reclassified to conform to the current year’s presentation.

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

MRI continues to provide and broaden its training and operations support to enable its franchisees to develop contract staffing services capabilities in their offices. This capability potentially provides a franchise owner with a complementary revenue stream and may improve the potential market value of the franchise office. MRI is also exploring ways to leverage its size and footprint with vendor alliance relationships in programs that benefit the franchise owners and their clients.

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

Gross profit and gross profit margin reflect MRI’s ability to improve its franchisees permanent placement capabilities, thus increasing royalty payments to MRI. Additionally, gross margin reflects MRI’s ability to identify and sell franchise territories to new franchise owners, thus producing franchise sales revenue. In both cases, revenues flow directly through to gross margin. Revenue from the contract staffing business has associated direct costs included in gross margin and therefore growth in this business will reduce overall gross margin. However, MRI believes the contract staffing offering will create a stronger, more vibrant and profitable franchise business. Within contract staffing, gross margin can be increased as franchise owners build their staffing and recruiting capabilities to generate higher bill rates for the placement of high level professionals.

Return on net assets (“RONA”) reflects MRI’s ability to generate earnings while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (“DSO”). Reduction in DSO will contribute to improvement in RONA.

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI for the three months ended June 30, 2008 and 2007:

MRI

	Three months ended June 30,
	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$12,857	66.3%	$11,228	57.6%	$1,629	14.5%
Professional Services	6,544	33.7	8,268	42.4	(1,724)	(20.9)

	19,401	100.0	19,496	100.0	(95)	(0.5)
Cost of services	8,868	45.7	7,762	39.8	1,106	14.2

Gross profit	10,533	54.3	11,734	60.2	(1,201)	(10.2)
Operating and administrative expenses	7,040	36.3	7,453	38.2	(413)	(5.5)

Operating profit	$3,493	18.0%	$4,281	22.0%	$(788)	(18.4)%

MRI total revenue was largely flat for the quarter compared to the second quarter of 2007. Contract staffing revenue grew by 14.5% while a decline in professional services revenue was driven by lower franchise sales ($0.7 million) and royalties ($0.9 million). The decline in royalties reflects a single-digit decline in same store sales due to the softness in the industrial and consumer products sectors and the impact of adjustments for certain franchisees.

Gross profit dollars decreased due to the decline in professional services mentioned above. Overall gross profit margin decreased as lower margin contract staffing services revenue grew while higher margin professional services revenue decreased.

The decrease in operating and administrative expenses was largely due to:

•	Reduced computer and administrative expenses related to lower franchise sales and cost containment; offset by

•	Increased commissions of $0.4 million associated with the revenue growth in staffing services.

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI for the six months ended June 30, 2008 and 2007:

MRI

	Six months ended June 30,
	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$25,853	66.2%	$20,167	56.5%	$5,686	28.2%
Professional Services	13,179	33.8	15,502	43.5	(2,323)	(15.0)

	39,032	100.0	35,669	100.0	3,363	9.4
Cost of services	17,805	45.6	14,105	39.5	3,700	26.2

Gross profit	21,227	54.4	21,564	60.5	(337)	(1.6)
Operating and administrative expenses	15,484	39.7	13,966	39.2	1,518	10.9

Operating profit	$5,743	14.7%	$7,598	21.3%	$(1,855)	(24.4)%

MRI’s revenue increased in 2008 as a result of growth in contract staffing services revenue, partially offset by professional services revenue decreases reflecting a decline in royalties and franchise sales primarily during the second quarter of 2008.

Gross profit dollars decreased due to the sales decline in professional services mentioned above. Overall gross profit margin decreased as lower margin contract staffing services revenue grew significantly while higher margin professional services revenue decreased.

The increase in operating and administrative expenses was largely due to:

•	Increased commissions of $1.4 million associated with the revenue growth in staffing services;

•	A charge of $0.7 million for reserves related to amounts due from MRI Worldwide, an international master licensee; offset by,

•	Reduced computer and administrative expenses related to lower franchise sales.

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

The UK infrastructure sector continues to provide opportunities with the rebuilding of the country’s rail system, other government-related projects, and private industry-related projects. Anders is pursuing these opportunities by enhancing its permanent placement process and focusing more resources, including recruitment assistants, on this area to improve recruiter productivity. While long term demand in the UK is expected to continue, there have been significant cyclical slowdowns in certain sectors during the second quarter of 2008 in the private housing construction and new property development project sectors. In addition, the 2012 London Olympics is providing and is expected by management to continue to provide opportunities for revenue and operating profit growth. Demand in Australia continues to grow in the construction, mining, rail, shipping, engineering and power and processing sectors. Anders is looking to capitalize on and develop its international capabilities in order to provide services to its clients who have global requirements and international needs.

Anders anticipates generating new business growth due to the opening of new offices in Australia. The Australian offices provide a pool of candidates to a tight UK labor market, in addition to generating business from Australia-based customers.

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

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders for the three months ended June 30, 2008 and 2007 in U.S. dollars:

Anders

	Three months ended June 30,
	2008		2007		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$55,379	91.9%	$54,535	86.3%	$844	1.5%
Professional services	4,866	8.1	8,658	13.7	(3,792)	(43.8)

	60,245	100.0	63,193	100.0	(2,948)	(4.7)
Cost of services	46,716	77.5	45,736	72.4	980	2.1

Gross profit	13,529	22.5	17,457	27.6	(3,928)	(22.5)
Operating and administrative expenses	12,040	20.0	13,937	22.0	(1,897)	(13.6)

Operating profit	$1,489	2.5%	$3,520	5.6%	$(2,031)	(57.7)%

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders for the six months ended June 30, 2008 and 2007 in U.S. dollars:

Anders

	Six months ended June 30,				Increase (Decrease)
	2008		2007
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$109,730	90.0%	$108,758	87.2%	$972	0.9%
Professional services	12,255	10.0	16,030	12.8	(3,775)	(23.5)

	121,985	100.0	124,788	100.0	(2,803)	(2.2)
Cost of services	92,792	76.1	91,156	73.0	1,636	1.8

Gross profit	29,193	23.9	33,632	27.0	(4,439)	(13.2)
Operating and administrative expenses	24,929	20.4	27,419	22.0	(2,490)	(9.1)

Operating profit	$4,264	3.5%	$6,213	5.0%	$(1,949)	(31.4)%

To more effectively discuss the comparative results of operations for the three months ended June 30, 2008 and 2007, the following table presents Anders’ results on a constant currency basis (i.e., British Pounds—£):

Anders

	Three months ended June 30,				Increase (Decrease)
	2008		2007
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£27,892	91.9%	£27,289	85.8%	£603	2.2%
Professional services	2,450	8.1	4,503	14.2	(2,053)	(45.6)

	30,342	100.0	31,792	100.0	(1,450)	(4.6)
Cost of services	23,528	77.5	23,007	72.4	521	2.3

Gross profit	6,814	22.5	8,785	27.6	(1,971)	(22.4)
Operating and administrative expenses	6,064	20.0	7,011	22.1	(947)	(13.5)

Operating profit	£750	2.5%	£1,774	5.5%	£(1,024)	(57.7)%

The decrease in revenue was primarily due to the rapid drop in permanent placement hiring as a result of weaker demand in the property development and residential housing construction markets in the UK, partially offset by solid revenue growth in Australia.

Gross profit dollars decreased due to the decreased revenue mentioned above.

Gross profit margins decreased due to reduced permanent placement revenue as mentioned above.

Anders’ operating and administrative expenses decrease was primarily due to lower variable compensation, lower headcount and expense controls.

To more effectively discuss the comparative results of operations for the six months ended June 30, 2008 and 2007, the following table presents Anders’ results on a constant currency basis (i.e., British Pounds—£):

Anders

	Six months ended June 30,
	2008		2007		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£55,285	90.0%	£54,730	86.6%	£555	1.0%
Professional services	6,174	10.0	8,470	13.4	(2,296)	(27.1)

	61,459	100.0	63,200	100.0	(1,741)	(2.8)
Cost of services	46,751	76.1	46,167	73.0	584	1.3

Gross profit	14,708	23.9	17,033	27.0	(2,325)	(13.6)
Operating and administrative expenses	12,560	20.4	13,885	22.0	(1,325)	(9.5)

Operating profit	£2,148	3.5%	£3,148	5.0%	£(1,000)	(31.8)%

The decrease in revenue was primarily due to reduced revenue in permanent placement as a result of weaker demand in the property development and residential housing construction markets in the UK, partially offset by solid revenue growth in Australia.

Gross profit dollars decreased due to the decreased revenue mentioned above.

Gross profit margins decreased due to reduced permanent placement revenue as mentioned above.

Anders’ operating and administrative expenses decrease was largely due to lower staff salaries and personnel costs as a result of lower headcount and expense controls.

Information Technology Solutions (“ITS”)

Business Strategy

ITS provides a variety of information technology related services for its clients. These services include staffing, consulting and outsourcing. These service offerings require recruiting and retaining information technology talent for contract and permanent information technology positions, industry expertise and the ability to determine appropriate solutions for business service needs. ITS’s customers are primarily Fortune 1000 companies with high volume information technology requirements and/or the need to augment their own staff on a flexible basis.

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

While staffing continues to be a core offering, ITS is focusing its efforts on providing higher-value IT outsourcing and consulting services through the development of expertise in specific technology domains. This effort to shift the emphasis towards higher value IT services is consistent with CDI’s core business strategy. ITS seeks to provide a full range of integrated IT services to its clients. ITS seeks to differentiate itself from the competition and optimize the client’s infrastructure, all while targeting a reduction in overall IT costs and improved service levels.

Key Performance Indicators

ITS manages and assesses its performance through various means, with the primary financial and operational measures including revenue growth, gross profit margin, direct margin per hour, direct margin per recruiter, revenue per sales person, operating profit margin and return on net assets.

Revenue growth reflects performance on both new and existing contracts and accounts. The ITS model is such that increases in revenue may not result in proportionate changes in operating and administrative costs, thus improving profitability.

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

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ITS for the three months ended June 30, 2008 and 2007:

ITS

	Three months ended June 30,				Increase (Decrease)
	2008		2007
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue(1)
Staffing services	$49,299	87.3%	$54,165	89.5%	$(4,866)	(9.0)%
Project outsourcing	6,904	12.2	6,158	10.2	746	12.1
Professional Services	262	0.5	163	0.3	99	60.7

	56,465	100.0	60,486	100.0	(4,021)	(6.6)
Cost of services	45,545	80.7	49,334	81.6	(3,789)	(7.7)

Gross profit	10,920	19.3	11,152	18.4	(232)	(2.1)
Operating and administrative expenses	9,780	17.3	10,504	17.4	(724)	(6.9)

Operating profit	$1,140	2.0%	$648	1.0%	$492	75.9%

(1)	Revenues for 2007 have been reclassified to conform to the 2008 presentation.

ITS’s revenue decreased from the prior year primarily due to reduced demand for contract staffing in the automotive industry partially offset by growth in the project outsourcing business.

ITS’s gross profit dollars decreased primarily due to the reduction in contract staffing. Gross profit margin increased slightly due to the increase in higher margin project outsourcing and professional services activities somewhat offset by a reduction of lower margin contract staffing.

ITS’s operating and administrative expenses decreased primarily due to headcount reduction and other cost control initiatives implemented during 2008.

Operating profit increased primarily due to the cost controls and the growth of higher margin consulting business.

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ITS for the six months ended June 30, 2008 and 2007:

ITS

	Six months ended June 30,
	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue(1)
Staffing services	$99,080	87.8%	$112,399	89.1%	$(13,319)	(11.8)%
Project outsourcing	13,289	11.8	13,194	10.5	95	0.7
Professional Services	453	0.4	517	0.4	(64)	(12.3)

	112,822	100.0	126,110	100.0	(13,288)	(10.5)
Cost of services	91,705	81.3	102,832	81.5	(11,127)	(10.8)

Gross profit	21,117	18.7	23,278	18.5	(2,161)	(9.3)
Operating and administrative expenses	19,774	17.5	21,048	16.7	(1,274)	(6.1)

Operating profit	$1,343	1.2%	$2,230	1.8%	$(887)	(39.8)%

(1)	Revenues for 2007 have been reclassified to conform to the 2008 presentation.

ITS’s revenue decreased from the prior year primarily due to staffing cutbacks by a major IT alliance account, the termination of an outsourcing contract and reduced demand in the automotive industry.

ITS’s gross profit dollars decreased primarily due to a reduction in staffing services. Gross profit margin increased slightly due to the increase in higher margin project outsourcing somewhat offset by a reduction of lower margin contract staffing and pricing pressures experienced within staffing services.

ITS’s operating and administrative expenses decreased primarily due to headcount reduction and other cost control initiatives implemented during 2008.

Operating profit declined more significantly than gross profit due to the inability to reduce infrastructure costs as rapidly as the decline in gross profit margin dollars.

Corporate

Corporate expenses totaled $4.3 million in the second quarter of 2008 as compared to $5.1 million in the second quarter of 2007. The decrease of $0.8 million was principally the result of lower compliance and consulting services spending and variable compensation costs.

Corporate expenses totaled $9.4 million for the six months ended June 30, 2008 as compared to $9.8 million for the six months ended June 30, 2007. The decrease of $0.4 million was primarily due to lower variable compensation costs.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Six months ended June 30,
(in thousands)	2008	2007
Operating Activities	$6,484	$12,184
Investing Activities	(5,635)	(3,694)
Financing Activities	(6,364)	6,825

Operating Activities

During the first half of 2008, net cash provided by operating activities was $6.5 million driven by earnings, partly offset by working capital requirements. Operating cash flow was below prior year by $5.7 million primarily due to higher working capital requirements of $8.0 million reflecting reductions of accrued expenses and other current liabilities, offset by an increase of accounts receivable.

Investing Activities

CDI’s primary investing activities during the first half of 2008 constituted purchases of property and equipment. During the first half of 2008, capital expenditures totaled $6.0 million, as compared to $4.6 million in the same period in 2007. The increase in capital spending was primarily due to capital expenditures for recruitment and financial systems related technology projects, additional leasehold improvements and furniture for new offices. Capital spending for the full year of 2008 is expected to be approximately $8 - $10 million.

Financing Activities

Net cash used in financing activities increased by $13.2 million during the first half of 2008, as compared to the same period in 2007. The Company received $0.1 million proceeds from exercises of employee stock options during the first half of 2008 as compared to $5.4 million received in 2007. The level of cash overdrafts decreased by $4.3 million as compared to the same period in 2007, principally due to timing of payments.

The Company paid shareholders dividends totaling $5.3 million and $4.4 million during the first half of 2008 and 2007, respectively. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements. In addition, the Company repurchased 72,400 shares in the open market for $1.8 million during the first quarter of 2008. There were no shares repurchased during the second quarter of 2008.

Summary

The Company’s business model is expected to generate positive cash flow over the business cycle. However, changes in level of business activity, and to a lesser extent, seasonality, do impact working capital needs and cash flow. Management believes that the Company’s current funds, funds generated from operations and funds available under its short-term credit facility will be sufficient to support currently anticipated working capital, capital expenditures, shareholder dividends, stock repurchases and potential strategic acquisitions. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

On February 26, 2008, CDI’s Board of Directors approved the repurchase of up to $50 million of the Company’s outstanding common stock. Repurchases will be made from time to time depending upon the Company’s share price and other relevant factors. Repurchases may be made on the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares and the Company may terminate the repurchase program at any time. During March 2008, the Company repurchased 72,400 shares in the open market for $1.8 million in cash. There were no shares repurchased during the second quarter of 2008.

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

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in British Pound Sterling, Euros, Canadian Dollars and Australian Dollars. The Company generally has positive cash flow in British Pounds Sterling, Canadian Dollars and Australian Dollars and net cash outflows in Euros. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. The Company engages in foreign currency hedging activities with respect to certain of its foreign operations.

During the first quarter of 2008, the Company entered zero cost collar option contracts (“options”) to hedge portions of its Canadian Dollar, British Pound Sterling, Euro and Australian Dollar currency forecasted results. These options have a range of foreign exchange rates, which provide a hedge against foreign amounts that are translated at rates outside the range. These options do not have a premium. The options were for various amounts in local currency on a quarterly basis and expire respectively at the end of the first, second, third and fourth quarters in 2008. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, these instruments are accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in earnings immediately, while the impact of translating the foreign based income into U.S. dollars is recognized throughout the year. For the six months ended June 30, 2008, the Company recorded a net gain of $69 related to these options, consisting of a realized gain of $34 and an unrealized gain of $35. The net gains were recorded in interest income and other expense in the consolidated statements of earnings. (See Note 3 Fair Value Disclosures of the financial statements in Part I, Financial Information for additional information).

The following table details the Company’s outstanding foreign exchange zero cost collar option contracts at June 30, 2008:

						Foreign Currency in US $
Local Trade Currency	Effective Date	Maturity Date	Currency Date		Notional Amount (in thousands)	Floor Rate	Ceiling Rate
Australian Dollar	1/11/2008	9/26/2008	note	(1)	700	0.8200	0.8875
Australian Dollar	1/11/2008	12/29/2008	note	(2)	700	0.8200	0.8875
British Pound	1/11/2008	9/26/2008	note	(1)	2,660	1.8800	1.9735
British Pound	1/11/2008	12/29/2008	note	(2)	2,225	1.8800	1.9735
Canadian Dollar	1/11/2008	9/26/2008	note	(1)	1,135	0.9551	0.9814
Canadian Dollar	1/11/2008	12/29/2008	note	(2)	1,210	0.9551	0.9814
Euro	1/11/2008	9/26/2008	note	(1)	1,910	1.4675	1.5000
Euro	1/11/2008	12/29/2008	note	(2)	1,840	1.4675	1.5000

(1)	The exercise rate is determined by taking an average of the spot rates on the following dates: 6/26/2008, 7/25/2008, 8/22/2008 and 9/26/2008.

(2)	The exercise rate is determined by taking an average of the spot rates on the following dates: 9/26/2008, 10/24/2008, 11/21/2008 and 12/29/2008.

As of, and during the quarters ended June 30, 2008 and 2007, the Company had no borrowings outstanding under its $45.0 million committed, unsecured revolving credit facility. The Company has meaningful cash balances which are primarily invested in money market investments primarily at variable rates. Due to the Company’s meaningful cash balance, interest rate fluctuations will significantly affect the Company’s return on its investments.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has litigation and other claims pending which have arisen in the ordinary course of business.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the UK construction recruitment industry. The allegations being investigated include, among others, the competitors agreeing to minimum fees in their contracts with UK intermediary recruitment companies and declining to work with one particular UK intermediary recruitment company. Anders is cooperating with the OFT in the investigation under the OFT’s corporate leniency program. CDI believes it is likely that the OFT will ultimately impose a fine on Anders. Although management cannot yet determine with any reliability the amount of the fine, the fine could be material and this matter could have a material adverse effect on the Company’s financial position and results of operations. The Company has not made any provision for any fine or other liabilities relating to this matter in its consolidated financial statements as of June 30, 2008.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

A total of 72,400 shares of CDI Corp. common stock were repurchased by the Company at an average price of $24.61 during the period ended June 30, 2008. As of June 30, 2008, there remained an outstanding authorization to repurchase approximately $48,218,140 of outstanding stock as represented in the table below:

CDI Corp. Purchases of Equity Securities

Period	Total Number of Shares Purchased (1) (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 through January 31, 2008	—	$—	—	$—
February 1 through February 29, 2008	—	—	—	50,000,000
March 1 through March 31, 2008	72,400	24.61	72,400	48,218,140

Total for January 1 - March 31, 2008	72,400	$24.61	72,400	$48,218,140

April 1 through April 30, 2008	—	$—	—	$48,218,140
May 1 through May 31, 2008	—	—	—	48,218,140
June 1 through June 30, 2008	—	—	—	48,218,140

Total for April 1 - June 30, 2008	—	$—	—	$48,218,140

Total January 1 - June 30, 2008	72,400	$24.61	72,400	$48,218,140

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.
(2)

The Company’s Board of Directors authorized on February 26, 2008 the repurchase of up to $50 million of the Company’s outstanding common stock (the “Repurchase Program”). Repurchases will be made from time to time beginning March 4, 2008 depending upon the Company’s share price and other relevant factors. Repurchases may be made on the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares and the Company may terminate the repurchase program at any time.

(3)	No shares were purchased by the Company other than through the Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 20, 2008, the Company held its annual meeting of shareholders. The matters voted upon at the meeting were: (1) the election of seven directors of the Company, and (2) the ratification of KPMG LLP as the Company’s independent auditor for 2008.

The vote for the election of directors was as follows:

	For	Withheld
Roger H. Ballou	19,062,337	362,255
Michael J. Emmi	19,178,300	246,292
Walter R. Garrison	15,505,505	3,919,087
Lawrence C. Karlson	19,125,616	298,976
Ronald J. Kozich	19,183,282	241,310
Constantine N. Papadakis	18,727,368	697,224
Barton J. Winokur	18,372,154	1,052,438

The vote to ratify the appointment of KPMG LLP as the Company’s independent auditor for 2008 was as follows:

For	19,322,075
Against	102,159
Abstain	358

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Form of Performance-Contingent Deferred Stock Agreement for executive officers.

10.2	Technical Services Statement of Work between CDI Corporation and International Business Machines Corporation effective as of June 28, 2008 relating to the “Core” businesses.

10.3	Predominant Supplier Attachment to the Technical Services Statement of Work between CDI Corporation and International Business Machines Corporation effective as of July 1, 2008 for the Integrated Technology Delivery business.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.
Date: August 8, 2008
	By:	/s/ Mark A. Kerschner
Mark A. Kerschner
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

10.1	Form of Performance-Contingent Deferred Stock Agreement for executive officers.

10.2	Technical Services Statement of Work between CDI Corporation and International Business Machines Corporation effective as of June 28, 2008 relating to the “Core” businesses.

10. 3	Predominant Supplier Attachment to the Technical Services Statement of Work between CDI Corporation and International Business Machines Corporation effective as of July 1, 2008 for the Integrated Technology Delivery business.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.