Form 10-Q
period 2008-09-30
CDI CORP
filed 2008-11-07
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 31, 2008 was as follows:

Common stock, $.10 par value per share	18,902,417 shares
Class B common stock, $.10 par value per share	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,484	$127,059
Accounts receivable, less allowance for doubtful accounts of $3,821 - September 30, 2008; $2,995 - December 31, 2007	213,970	210,629
Prepaid expenses and other current assets	10,616	5,607
Income taxes receivable	9,699	1,322
Deferred income taxes	4,282	4,137

Total current assets	316,051	348,754
Property and equipment, net	37,370	34,152
Deferred income taxes	5,011	8,484
Goodwill and other intangibles, net	65,388	51,588
Other non-current assets	7,156	7,080

Total assets	$430,976	$450,058

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$1,615	$973
Accounts payable	27,377	33,819
Withheld payroll taxes	4,842	4,401
Accrued compensation and related expenses	45,513	47,015
Other accrued expenses and other current liabilities	16,367	16,533

Total current liabilities	95,714	102,741
Deferred compensation and other non-current liabilities	12,923	12,339

Total liabilities	108,637	115,080

Commitments and Contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 21,357,462 shares - September 30, 2008; 21,300,352 shares - December 31, 2007	2,136	2,130
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	53,708	50,898
Retained earnings	305,056	289,908
Accumulated other comprehensive income	6,996	14,426
Less common stock in treasury, at cost - 1,919,778 shares - September 30, 2008; 966,706 shares - December 31, 2007	(45,557)	(22,384)

Total shareholders’ equity	322,339	334,978

Total liabilities and shareholders’ equity	$430,976	$450,058

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$281,865	$298,708	$864,956	$888,339
Cost of service	219,279	226,315	663,533	676,106

Gross profit	62,586	72,393	201,423	212,233
Operating and administrative expenses	55,766	60,825	172,884	177,091

Operating profit	6,820	11,568	28,539	35,142
Interest income and other expense, net	1,065	508	2,926	1,207

Earnings from continuing operations before income taxes	7,885	12,076	31,465	36,349
Income tax expense (benefit)	(241)	4,109	8,436	12,692

Earnings from continuing operations	8,126	7,967	23,029	23,657
Earnings from discontinued operations, net of tax (Note 8)	—	1,622	—	2,729

Net earnings	$8,126	$9,589	$23,029	$26,386

Basic earnings per share:
Earnings from continuing operations	$0.41	$0.39	$1.14	$1.17
Discontinued operations, net of tax	—	0.08	—	0.14

Net earnings	$0.41	$0.47	$1.14	$1.31

Diluted earnings per share:
Earnings from continuing operations	$0.41	$0.39	$1.14	$1.17
Discontinued operations, net of tax	—	0.08	—	0.13

Net earnings	$0.41	$0.47	$1.14	$1.30

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Common stock
Beginning of period	$2,136	$2,127	$2,130	$2,098
Exercise of stock options	—	1	—	29
Stock purchase plan	—	—	1	—
Time-vested deferred stock, stock appreciation rights and restricted stock	—	1	5	2

End of period	$2,136	$2,129	$2,136	$2,129

Additional paid-in-capital
Beginning of period	$52,915	$49,155	$50,898	$41,443
Exercise of stock options	—	189	51	5,517
Stock-based compensation	808	757	2,809	2,135
Tax benefit (expense) from stock plans	(15)	32	(50)	1,038

End of period	$53,708	$50,133	$53,708	$50,133

Retained earnings
Beginning of period	$299,527	$277,380	$289,908	$265,015
Net earnings	8,126	9,589	23,029	26,386
Dividends paid to shareholders	(2,597)	(2,228)	(7,881)	(6,660)

End of period	$305,056	$284,741	$305,056	$284,741

Accumulated other comprehensive income
Beginning of period	$13,907	$15,875	$14,426	$13,160
Reclassification adjustment for foreign currency translation gain included in net income (relates to discontinued operations)	—	(2,506)	—	(2,506)
Translation adjustment	(6,911)	1,981	(7,430)	4,696

End of period	$6,996	$15,350	$6,996	$15,350

Treasury stock
Beginning of period	$(24,166)	$(22,384)	$(22,384)	$(22,384)
Shares repurchased	(21,391)	—	(23,173)	—

End of period	$(45,557)	$(22,384)	$(45,557)	$(22,384)

Comprehensive income
Net earnings	$8,126	$9,589	$23,029	$26,386
Reclassification adjustment for foreign currency translation gain included in net income (relates to discontinued operations)	—	(2,506)	—	(2,506)
Translation adjustment	(6,911)	1,981	(7,430)	4,696

Total	$1,215	$9,064	$15,599	$28,576

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended, September 30,
	2008	2007
Operating activities from continuing operations:
Net earnings	$23,029	$26,386
Less: earnings from discontinued operations, net of tax	—	(2,729)

Earnings from continuing operations	23,029	23,657
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	8,799	8,097
Deferred income taxes	3,328	(6,206)
Stock-based compensation	2,809	2,366
Foreign currency options	(248)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(4,684)	(3,930)
Prepaid expenses	(4,302)	(694)
Accounts payable	(6,066)	(4,136)
Accrued expenses and other current liabilities	(3,051)	14,469
Income taxes	(8,398)	1,908
Other assets, non-current liabilities and other	(1,283)	1,252

Net cash provided by operating activities	9,933	36,783

Investing activities from continuing operations:
Additions to property and equipment	(9,454)	(5,844)
Acquisitions, net of cash acquired	(17,608)	—
Proceeds of residential property held for sale	—	915
Net proceeds from sale of business	—	39,776
Other	280	148

Net cash (used in) provided by investing activities	(26,782)	34,995

Financing activities from continuing operations:
Dividends paid to shareholders	(7,881)	(6,660)
Shares repurchased under the stock repurchase program	(23,173)	—
Cash overdraft	642	6
Proceeds from exercises of employee stock options	51	5,545
Tax benefit from equity compensation plans	6	1,038

Net cash used in financing activities	(30,355)	(71)

Discontinued operations:
Cash provided by operating activities	—	7,072
Cash used in investing activities	—	(307)
Cash provided by financing activities	—	92

Net cash provided by discontinued operations	—	6,857

Effect of exchange rate changes on cash	(2,371)	1,467

Net (decrease) increase in cash and cash equivalents	(49,575)	80,031
Cash and cash equivalents at beginning of period	127,059	33,551

Cash and cash equivalents at end of period	$77,484	$113,582

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$13,148	14,713

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of CDI Corp. (“CDI” or “the Company”) are unaudited. The balance sheet as of December 31, 2007 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2007, as included in the Company’s Form 10-K filed on March 7, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period information has been reclassified to conform to the current period presentation.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the full year.

2.	Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, did not have a material impact on the company’s financial statements (see Note 4 – Fair Value Disclosures for additional information on fair value measurements). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for one year (until January 1, 2009 for the Company) for non-financial assets and non-financial-liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and non-liabilities. (See Note 4 – Fair Value Disclosures for additional information on fair value measurements.)

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities; Including an Amendment of FASB Statement No. 115 (“SFAS 159”). On January 1, 2008, the Company did not have any eligible financial assets and liabilities against which to apply the fair value option re-measurement criteria; therefore, the Company did not record any cumulative-effect adjustment to the opening balance of retained earnings.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Early adoption is prohibited for both standards. The provisions of SFAS 141(R) and SFAS 160, effective for the Company’s fiscal year beginning January 1, 2009, are to be applied prospectively.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 will change the disclosure requirements for derivative instruments and hedging activities. The Company is currently evaluating the disclosure requirements of adopting the provisions of SFAS 161, which will be effective for the Company beginning January 1, 2009.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in a business combination or asset acquisition. FSP 142-3 will be effective for the Company beginning January 1, 2009.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

3.	Canadian Scientific Research and Experimental Development (“SRED”) Credits

Previously, the Company recorded tax benefits from the Canadian SRED tax incentive program in the period its claims were approved by the Canadian government. This was due to the uncertain nature of the claims review process and a related inability to reliably estimate the credits to be realized. During the third quarter of 2008, the Company successfully completed several claim review processes and received approval from the Canadian government for the calendar years 2005 and 2006. Based on this recent experience, management believes the Company now has the ability to reliably estimate the credits. Accordingly, the Company has adopted the accrual method of accounting for the SRED credits in the current quarter. As a result, during the three months ended September 30, 2008, the Company recorded a $3.3 million reduction in income tax expense due to SRED credits, consisting of $2.2 million for the years 2005 and 2006, which were approved by the Canadian government and $1.1 million for 2007 and the nine months ended September 30, 2008, which are now being accrued. Future periods will include current estimates of the SRED credits related to the period.

4.	Fair Value Disclosures

The Company is exposed to risks associated with foreign currency fluctuations. The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in British Pounds Sterling, Euros, Canadian Dollars and Australian Dollars. The Company generally has positive cash flow in British Pounds Sterling, Canadian Dollars and Australian Dollars and net cash outflows in Euros. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. The Company engages in hedging activities with respect to certain of its foreign operations.

During the first quarter of 2008, the Company entered into zero cost collar option contracts (“options”) to hedge portions of its British Pounds Sterling, Euros, Canadian Dollar and Australian Dollar currency forecasted amounts. These options have a range of foreign exchange rates, which provide a hedge against foreign results that are translated at rates outside the range. These options do not have a premium. The options were for various amounts in local currency on a quarterly basis and expire respectively at the end of the first, second, third and fourth quarters in 2008. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), these instruments are accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in earnings currently, while the impact of translating the foreign based income into US dollars is recognized throughout the year. For the nine months ended September 30, 2008, the Company recorded a net gain of $474 related to these options, consisting of a realized gain of $226 and an unrealized gain of $248. The net gains were recorded in interest income and other expense in the consolidated statements of earnings. (See Part 1, Item 3 – Quantitative and Qualitative Disclosures About Market Risks for additional information).

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

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The following table outlines by major category, the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

		Fair Value Measurements At September 30, 2008 Using
Description	Fair Value Measurements at December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency option contracts	$—	$—	$248	$—
Deferred compensation plan	5,861	5,876	—	—

Total assets	$5,861	$5,876	$248	$—

Liabilities
Deferred compensation plan	$(5,861)	$(5,876)	$—	$—

Total liabilities	$(5,861)	$(5,876)	$—	$—

5.	Acquisition

On July 28, 2008, the Company acquired certain assets of TK Engineering Associates, Inc. (“TK Engineering”), an engineering services firm with offices primarily in Cincinnati specializing in design, analysis, consulting and project services in the aviation and energy sectors. The purchase price of $17.6 million, including transaction costs, was funded from the Company’s existing cash. The purpose of the acquisition is to enhance the Company’s service offerings in the Engineering Solutions Aerospace vertical. The TK Engineering business is included in the Engineering Solutions (“ES”) segment of the Company from the date of acquisition.

The transaction was accounted for as purchase business combination under SFAS No. 141, Business Combinations (“SFAS 141”). The results of operations of this business are included in the Company’s consolidated statement of income from the date of acquisition. The preliminary purchase price allocation for the acquisition is as follows:

Current Assets	$3,085
Fixed Assets	3,084
Customer Relationship	8,100
Goodwill	6,144
Current Liabilities	(2,805)

$17,608

6.	Goodwill and Other Intangible Assets

In accordance with SFAS 142, the Company performs its annual goodwill and other intangible assets impairment testing by reportable segment in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company conducted its annual goodwill impairment test as of July 1, 2008 and identified no impairments. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.

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

In July 2008, the Company acquired certain assets of TK Engineering (see Note 5 – Acquisition). As part of the purchase price allocation, the Company recorded intangible assets of $8.1 million for a customer relationship, which will be amortized on a straight-line basis over the useful life of the asset, which is 15 years and $6.1 million for goodwill, which will not be amortized, but will be subject to annual impairment testing.

The following table summarizes the changes in the Company’s carrying value of goodwill and other intangible assets by reportable segment from December 31, 2007 to September 30, 2008:

	Balance at December 31, 2007	Additions	Amortization	Translation Adjustments	Balance at September 30, 2008
Goodwill
Engineering Solutions (a)	$16,588	$6,144	$—	$—	$22,732
AndersElite	24,319	—	—	(1,846)	22,473
MRI	10,242	—	—	(232)	10,010

Total goodwill	51,149	6,144	—	(2,078)	55,215
Trademarks
MRI	439	1,724	—	—	2,163
Customer Relationship
Engineering Solutions (a)	—	8,100	(90)	—	8,010

Total goodwill and other intangible assets	$51,588	$15,968	$(90)	$(2,078)	$65,388

(a)	The additions of $8,100 for customer relationship and $6,144 of goodwill were recorded as intangible assets as part of the purchase price allocation of the TK Engineering acquisition.

7.	Short-term Borrowings

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

Interest on borrowings under the facility is based on the nature and tenure of the borrowing and may be (a) in the case of US dollar borrowings, the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5% or (b) in the case of Eurodollar borrowings, the Adjusted LIBO Rate (as defined in the agreement). The restrictive covenants contained in the agreement limit the Company with respect to, among other things, subsidiary indebtedness, creating liens on its assets, mergers or consolidations, disposition of assets other than in the ordinary course of business, acquisitions and investments. Additionally, the Company is required by the agreement to maintain a minimum Adjusted EBITDA (as defined in the agreement) to interest expense ratio of 1.5 to 1, not exceed a maximum Debt to Consolidated EBITDA ratio of 2.5 to 1 and maintain a minimum shareholders’ equity of $228 million plus 35% of consolidated net income.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

During the nine months ended September 30, 2008, the Company did not have any outstanding borrowings under the revolving credit facility and was in compliance with all covenants under the credit agreement.

8.	Discontinued Operations

On September 28, 2007, the Company sold all of the issued and outstanding common stock of its Todays Staffing, Inc. (“Todays”) subsidiary. The sale price was $40.1 million in cash and the Company retained responsibility for certain liabilities and certain current and deferred income taxes directly related to the business. The Company recorded a gain of $2.1 million ($1.3 million after-tax), which included a $2.5 million reclassification adjustment for foreign currency translation gain included in net income, in connection with the sale. The sale price was subject to a working capital adjustment of $0.7 million, which was agreed to and paid by the Company during the first quarter of 2008. Included in “Accrued compensation and related expenses” and “Other accrued expenses and other liabilities” of continuing operations at September 30, 2008 are $0.3 million of other transaction-related liabilities.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the financial results of the Todays business segment have been presented as discontinued operations in the consolidated financial statements for all periods presented.

The results of discontinued operations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Revenue	$—	$36,720	$—	$117,168

Earnings before income taxes from discontinued operations	—	443	—	2,211
Income tax expense	—	166	—	827

Earnings from discontinued operations, net of taxes	—	277	—	1,384
Gain from disposal of discontinued operations, net of taxes of $741	—	1,345	—	1,345

Total earnings from discontinued operations, net of taxes	$—	$1,622	$—	$2,729

9.	Earnings Per Share

Both basic and diluted earnings per share for all periods are calculated based on the reported earnings in the Company’s consolidated statements of earnings.

On February 26, 2008, CDI’s Board of Directors approved the repurchase of up to $50 million of the Company’s outstanding common stock. Repurchases will be made from time to time depending upon the Company’s share price and other relevant factors. Repurchases may be made in the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares and the Company may terminate the repurchase program at any time. During the nine months ended September 30, 2008, the Company repurchased 953,072 shares in the open market for $23.2 million in cash.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The number of common shares used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 was determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic
Average shares outstanding	19,942,566	20,314,276	20,195,057	20,184,823
Restricted shares issued not vested	(24,814)	(16,829)	(20,883)	(12,190)

	19,917,752	20,297,447	20,174,174	20,172,633

Diluted
Shares used for basic calculation	19,917,752	20,297,447	20,174,174	20,172,633
Dilutive effect of shares / units granted under Omnibus Stock Plan	53,170	105,038	52,551	123,892
Dilutive effect of units issuable under Stock Purchase Plan	52,453	51,584	52,121	54,940

	20,023,375	20,454,069	20,278,846	20,351,465

10.	Related Party Transactions

The president of the Company’s MRI subsidiary during the third quarter (who has since left the Company) owns a 25% indirect interest in MRI Worldwide Network Limited (“MRI Worldwide”), MRI’s principal international master franchisee. At September 30, 2008, amounts past due from MRI Worldwide were $0.8 million, which are past due as a result of operating and managerial issues at our UK based international master licensee. The Company recorded a provision of $0.8 million ($0.1 million during the three months ended September 30, 2008) relating to this matter in the Company’s consolidated financial statements as of September 30, 2008.

11.	Commitments, Contingencies and Legal Proceedings

The Company has litigation and other claims pending which have arisen in the ordinary course of business.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by AndersElite (“Anders”) and a number of its competitors in the UK construction recruitment industry. The Company has fully cooperated with the OFT in the investigation under the OFT’s corporate leniency program. On October 21, 2008, the OFT issued a Statement of Objections in which the OFT proposes to make a finding that Anders violated the UK Competition Act of 1998. The Company is in the process of preparing a response to the Statement of Objections which must be submitted to the OFT by January 9, 2009. Although the Statement of Objections does not propose a specific fine, based on the contents of the Statement of Objections, the Company continues to believe that a fine will be imposed and that the amount of such fine could be material. The Company does not believe the Statement of Objections provides sufficient new information for the Company to determine, with any reliability, the amount of the fine or an estimated range of the fine, nor does the document make it clear when the Company might be able to reach a reliable estimate. The Company has not made any provisions for any fine or other liabilities relating to this matter in its consolidated financial statements as of September 30, 2008.

12.	Reporting Segments

As discussed in Note 8 – Discontinued Operations, the Company sold its Todays Staffing, Inc. business segment on September 28, 2007. Therefore, since September 30, 2007, the Company has had four reporting segments: ES, MRI, Anders and Information Technology Solutions (“ITS”).

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Effective in the second quarter of 2008, ES reports on three verticals, reflecting the decision to re-align the management and operations of the CDI-Life Sciences vertical into the CDI-Process & Industrial (“P&I”) vertical. As such, ES operates principally through the following three key verticals:

•

CDI-Process and Industrial – Provides a full range of engineering, project management, design, professional staffing and outsourcing solutions to firms in oil, gas, refining, alternative energy, nuclear, chemicals, power generation and energy transmission, and heavy manufacturing industries. In addition, P&I offers facility design, validation, project management, engineering, professional staffing, and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries.

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

Anders provides contract and permanent placement candidates to customers in the infrastructure environment seeking staff in building, construction and related professional services through a network of Company offices. The Company maintains offices in the UK, Australia and New Zealand where it provides contract and permanent placement candidates to customers. Anders also sources some candidates from Australia and New Zealand for the UK market.

ITS provides a variety of information technology related services to its customers. These services include contract and managed staffing, permanent placement, consulting and outsourcing (onsite and offsite). These service offerings require recruiting and retaining IT talent for temporary and permanent IT positions, industry expertise and the ability to determine appropriate solutions for business service needs.

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), for purposes of business segment performance measurement, the Company charges certain expenses directly attributable to the segments and allocates certain expenses and support costs. Support costs consist principally of employee benefit administration, accounting support, IT services and shared service center costs. Identifiable assets of the business segments exclude corporate assets, which principally consist of cash and certain prepaid expenses, non-trade accounts receivable, deferred tax assets attributable to the ES and IT segments, property and equipment and other assets.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The Company has revised the ES and ITS reporting segments’ prior year revenue and operating profit for comparative purposes. Segment data is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
ES	$151,754	$153,888	$461,006	$456,952
MRI	18,184	20,831	57,216	56,500
Anders	55,558	66,356	177,543	191,144
ITS	56,369	57,633	169,191	183,743

	$281,865	$298,708	$864,956	$888,339

Operating profit (loss):
ES	$6,430	$7,940	$26,204	$25,321
MRI	3,063	4,241	8,806	11,840
Anders	1,389	3,857	5,653	10,070
ITS	310	456	1,653	2,686
Corporate	(4,372)	(4,926)	(13,777)	(14,775)

	$6,820	$11,568	$28,539	$35,142

The following table reconciles the amount of revenue and operating profit reported for the prior year period to the revised amounts as shown above:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Amounts previously reported	Reclassifications	As Revised	Amounts previously reported	Reclassifications	As Revised
Revenue:
ES	$154,646	$(758)	$153,888	$458,781	$(1,829)	$456,952
ITS	56,875	758	57,633	181,914	1,829	183,743

	$211,521	$—	$211,521	$640,695	$—	$640,695

	Amounts previously reported	Reclassifications	As Revised	Amounts previously reported	Reclassifications	As Revised
Operating profit (loss):
ES	$8,069	$(129)	$7,940	$25,696	$(375)	$25,321
ITS	327	129	456	2,311	375	2,686

	$8,396	$—	$8,396	$28,007	$—	$28,007

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially all from external customers.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Segment asset data is presented in the table below:

	September 30, 2008	December 31, 2007
Assets:
ES	$163,968	$136,011
MRI	24,572	34,809
Anders	62,311	71,795
ITS	46,785	50,586
Corporate	133,340	156,857

	$430,976	$450,058

13.	Subsequent Events

On October 28, 2008, the Company declared a quarterly dividend of $0.13 per share to be paid on November 26, 2008 to all shareholders of record as of November 12, 2008. As of October 31, 2008, there were 18,902,417 shares outstanding.

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about the Company’s strategies for growth and future financial results (such as, among other things, revenues, variable contribution margin and tax rates), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following: changes in general economic conditions and levels of capital spending by customers in the industries that the Company serves; deterioration of the financial and capital markets which may result in the postponement or cancellation of our customers’ capital projects; adverse consequences arising out of the UK Office of Fair Trading investigation; competitive market pressures; the Company’s ability to maintain and grow its revenue base; the availability and cost of qualified labor; the Company’s level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in customers’ attitudes towards outsourcing; credit risks associated with its customers; changes in tax laws and other government regulations; the possibility of incurring liability for the Company’s activities, including the activities of its temporary employees; the Company’s performance on customer contracts; and government policies or judicial decisions adverse to the Company’s businesses. More detailed information about some of these risks and uncertainties may be found in the Company’s filings with the SEC, particularly in the section entitled “Risk Factors” in Part 1, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II. Other Information, Item 1A. Risk Factors of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Introductory Notes

In the third quarter of 2007, the Company sold its Todays Staffing, Inc. (“Todays”) subsidiary, which was a significant step in the Company’s efforts over the past few years to refocus CDI’s business on engineering and IT project outsourcing and professional staffing services. As a result of the sale, the financial results of the Todays business segment have been presented as discontinued operations in the financial statements for all periods presented. The discussion that follows in the remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations pertains to continuing operations only.

Unless the context otherwise requires, all references herein to “CDI,” “the Registrant,” “the Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

Executive Overview

The third quarter of 2008 was a challenging period for CDI in a rapidly changing economic environment. Continued weakness in permanent placement demand, particularly in the Company’s AndersElite (“Anders”) business segment and in the high-margin royalty business of the Company’s Management Recruiters International, Inc. (“MRI”) business segment, was driven by declines in sectors of the UK and US employment markets. Additionally, the Company’s Engineering Solutions (“ES”) business segment was adversely impacted by a series of Gulf Coast hurricanes. The hurricanes primarily affected the Process and Industrial (“P&I”) vertical, whose operations are concentrated along the Gulf Coast. Our entire Gulf Coast operation has recovered from the business interruptions and the Company anticipates a catch-up in the delays caused by the hurricanes. These factors contributed to a 5.6% decline in revenue.

For the third quarter of 2008, CDI reported an earnings increase of 2.0% compared to the same period in 2007. This was primarily due to a $3.3 million reduction in income tax expense due to the recognition of foreign research and development credits, which largely offset the impact of the factors mentioned above.

Consolidated Discussion

Business Strategy

CDI’s strategic objective is to be a leading global provider of engineering and information technology outsourcing solutions and professional staffing. These services enable CDI’s customers to focus on their core competencies and drive profitable growth and return on capital investment.

The Company has identified three critical goals that will help achieve this objective. These goals are to develop global reach and global service delivery capabilities; to build skill and scale in key high-margin engineering verticals through both organic and acquisition growth; and to focus new business development on obtaining higher-value, higher-margin and longer-cycle business such as engineering and IT outsourcing and professional services.

During the third quarter, the Company achieved certain key accomplishments that should contribute to reaching these goals. These accomplishments include obtaining new business wins in alternative energy and in the defense market, completing the acquisition of an aerospace engineering firm and the expansion of a business relationship with a large IT customer.

Key Performance Indicators

The Company manages and assesses its performance through various means, with the primary financial and operational measures including revenue growth, contract renewals, new contract wins, royalties, franchise sales, gross profit margin, operating profit and return on net assets.

Revenue growth is impacted by, among other things, levels of capital spending by customers, particularly in the ES and Anders business segments. Other external factors, such as the general business environment and unemployment levels, impact the Company’s staffing business. Economic growth or decline typically impacts the demand for labor. Unemployment rates often correlate with demand for the types of employees whom CDI’s customers hire on a permanent and contract basis. Operationally, CDI’s ability to capitalize on opportunities created by the economy, its performance on new and existing accounts, new contract and account wins and its ability to mitigate competitive pricing pressures affect the Company’s ability to increase revenue.

Gross profit and gross profit margin reflect CDI’s ability to realize pricing consistent with value provided, to address changes in market demand and to control and pass through direct costs. Gross profit margin will shift as a result of the mix of business. The Company is focused on improving margins over time through deliberate efforts to grow new higher-margin business and to cycle out of lower-margin business. Professional services revenue, consisting of permanent placement and franchise related services, also has an impact on gross profit margin. Since there are no direct costs associated with professional services revenue, increases or decreases in such revenue can have a disproportionate impact on gross profit margin.

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

During the third quarter of 2008, the Company achieved a RONA of 20.1%, thereby meeting its goal. Operating profit margin declined to 2.4% due to the effects of the Gulf Coast hurricanes and the continued weakening in the North America and UK employment markets mentioned above. The VCM calculation is not meaningful in this instance because both revenue and operating profit declined.

Consolidated Results of Operations for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007

The table that follows presents revenues by service type along with selected financial information and some key metrics for the three-month periods ended September 30, 2008 and 2007:

	Three months ended September 30,				Increase (Decrease)
(in thousands)	2008	% of Total Revenue	2007	% of Total Revenue	$	%
Revenue (1)
Staffing services	$196,570	69.7%	$198,489	66.4%	$(1,919)	(1.0)%
Project outsourcing services	71,572	25.4	80,061	26.8	(8,489)	(10.6)
Professional services	13,723	4.9	20,158	6.8	(6,435)	(31.9)

	$281,865	100.0%	$298,708	100.0%	$(16,843)	(5.6)%

Gross profit	$62,586	22.2%	$72,393	24.2%	$(9,807)	(13.5)%
Operating and administrative expenses	55,766	19.8	60,825	20.4	(5,059)	(8.3)
Operating profit	6,820	2.4	11,568	3.9	(4,748)	(41.0)
Net earnings from continuing operations	$8,126	2.9%	$7,967	2.7%	$159	2.0%
Cash and cash equivalents	$77,484		$113,582		$(36,098)	(31.8)%
Cash flow provided by operations	$3,449		$24,662		$(21,213)	NM
Effective income tax rate	(3.1)%		34.0%
After-tax return on shareholders’ equity (2)	9.6%		9.5%
Pre-tax return on net assets(3)	20.1%		20.5%
Variable contribution margin(4)	NM		14.2%

(1)	Revenues for 2007 have been reclassified to conform to the current year’s presentation.
(2)	Current quarter combined with the three preceding quarters’ earnings divided by the average shareholders’ equity.
(3)

Pre-tax earnings for the current quarter combined with the pre-tax earnings from the three preceding quarters, divided by the average net assets at the beginning and end of that four quarter period. Net assets include total assets minus total liabilities excluding cash and income tax accounts.

(4)

Year-over-year change in operating profit divided by year-over-year change in revenues. The calculation for the three months ended September 30, 2008 is not meaningful (NM) because both revenue and operating profit declined.

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

Third quarter revenue declined versus the same prior year period. Anders and MRI experienced declines in professional services revenue due to a drop in permanent placement hiring as a result of declining employment markets in North America and the UK. ES experienced a slight decline in revenue, primarily in the P&I vertical, due to the effects of the Gulf Coast hurricanes. In addition, IT Solutions (“ITS”) experienced revenue declines due to reduced demand for contract staffing, primarily in the automotive sector.

This revenue decline was partially offset by increased revenue generated by ES in its Government Services vertical, as well as in the international market. In addition, revenue increased in ES’s Aerospace vertical, due primarily to the acquisition of TK Engineering Associates, Inc. (“TK Engineering”).

Gross profit and gross profit margin decreased at a faster pace than revenue due to the decline in higher-margin professional services.

Consolidated operating and administrative expenses decreased primarily due to lower variable compensation and cost control measures.

Operating profit declined 41.0% and operating profit margin decreased from 3.9% to 2.4% due to the factors above and infrastructure costs declining at a slower pace than revenue.

Cash and cash equivalents of $77.5 million at September 30, 2008 was $36.1 million lower than the prior year balance. The decrease in cash over the prior year was primarily driven by the purchase of TK Engineering for $17.6 million and the repurchase of $23.2 million of stock. Cash flow provided by operations of $3.4 million was driven by earnings, partially offset by higher working capital requirements.

The Company’s effective income tax rate was (3.1%) in the third quarter of 2008 and 34.0% in the third quarter of 2007. The rate in 2008 was favorably impacted primarily by a $3.3 million reduction in income tax expense due to the recognition of the foreign research and development credits from the Canadian Scientific Research and Experimental Development (“SRED”) program. Previously, the Company recorded estimated tax benefits from the Canadian SRED tax incentive program in the period its claims were approved by the Canadian government. This was due to the uncertain nature of the claims review process and a related inability to reliably estimate the credits to be realized. During the third quarter of 2008, the Company successfully completed several claim review processes and received approval from the Canadian government for the calendar years 2005 and 2006. Based on this recent experience, management believes the Company now has the ability to reliably estimate the credits. Accordingly, the Company has adopted the accrual method of accounting for the SRED credits in the current quarter. As a result, during the three months ended September 30, 2008, the Company recorded a $3.3 million reduction in income tax expense due to SRED credits, consisting of $2.2 million for the years 2005 and 2006, which were approved by the Canadian government and $1.1 million for 2007 and the nine months ended September 30, 2008, which are now being accrued. Future periods will include current estimates of the SRED credits related to the period.

In 2007, the effective income tax rate was favorably impacted by investments in tax-exempt instruments and a higher proportion of foreign earnings taxed at lower rates.

Consolidated Results of Operations for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007

The table that follows presents revenues by service type along with selected financial information and some key metrics for the nine-month periods ended September 30, 2008 and 2007:

	Nine months ended September 30,				Increase (Decrease)
(in thousands)	2008	% of Total Revenue	2007	% of Total Revenue	$	%
Revenue (1)
Staffing services	$595,199	68.8%	$591,157	66.5%	$4,042	0.7%
Project outsourcing services	224,152	25.9	241,688	27.2	(17,536)	(7.3)
Professional services	45,605	5.3	55,494	6.3	(9,889)	(17.8)

	$864,956	100.0%	$888,339	100.0%	$(23,383)	(2.6)%

Gross profit	$201,423	23.3%	$212,233	23.9%	$(10,810)	(5.1)%
Operating and administrative expenses	172,884	20.0	177,091	19.9	(4,207)	(2.4)
Operating profit	28,539	3.3	35,142	4.0	(6,603)	(18.8)
Net earnings from continuing operations	$23,029	2.7%	$23,657	2.7%	$(628)	(2.7)%
Cash and cash equivalents	$77,484		$113,582		$(36,098)	(31.8)%
Cash flow provided by operations	$9,933		$36,783		$(26,850)	NM
Effective income tax rate	26.8%		34.9%
Variable contribution margin(2)	NM		19.0%

(1)	Revenues for 2007 have been reclassified to conform to the current year’s presentation.
(2)

Year-over-year change in operating profit divided by year-over-year change in revenues. The calculation for the nine months ended September 30, 2008 is not meaningful (NM) because both revenue and operating profit declined.

Revenue for the nine months ended September 30, 2008 declined 2.6% versus the prior year period. Anders and MRI experienced declines in professional services revenue due to a drop in permanent placement hiring as a result of declining employment markets in North America and the UK. ES experienced decreases in revenues primarily due to delayed projects in the Aerospace and P&I verticals, as a result of decreases in capital spending by customers and the Gulf Coast hurricanes. ITS experienced revenue declines due to reduced demand for contract staffing, primarily in the automotive sector.

This revenue decline was offset by increased revenue experienced by ES in its Government Services vertical, as well as in the international market. In addition, decreased revenue in the Aerospace vertical was partially offset by increased revenue from the acquisition of TK Engineering.

Gross profit and gross profit margin decreased at a faster pace than the decline in revenue primarily due to the reduction of higher margin permanent placement activity at Anders and MRI.

Consolidated operating and administrative expenses decreased due to lower variable compensation costs and cost control measures.

Operating profit declined 18.8% and operating profit margin decreased from 4.0% to 3.3% due to infrastructure costs declining at a slower pace than revenue.

The Company’s effective income tax rate was 26.8% for the nine months ended September 30, 2008 and 34.9% for the nine months ended September 30, 2007. The rate in 2008 was favorably impacted primarily by a $3.3 million reduction in income tax expense due to the recognition of the foreign research and development credits from the Canadian SRED program. Previously, the Company recorded estimated tax benefits from the Canadian SRED tax incentive program in the period its claims were approved by the Canadian government. This was due to the uncertain nature of the claims review process and a related inability to reliably estimate the credits to be realized. During the third quarter of 2008, the Company successfully completed several claim review processes and received approval from the Canadian government for the calendar years 2005 and 2006. Based on this recent experience, management believes the Company now has the ability to reliably estimate the credits. Accordingly, the Company has adopted the accrual method of accounting for the SRED credits in the current quarter. As a result, during the three months ended September 30, 2008, the Company recorded a $3.3 million reduction in income tax expense due to SRED credits, consisting of $2.2 million for the years 2005 and 2006, which were approved by the Canadian government and $1.1 million for 2007 and the nine months ended September 30, 2008, which are now being accrued. Future periods will include current estimates of the SRED credits related to the period.

In 2007, the effective income tax rate was favorably impacted by investments in tax-exempt instruments, a $0.9 million reduction in income tax expense related to Canadian SRED credits, which was recorded in the second quarter of 2007 and a higher proportion of foreign earnings taxed at lower rates.

Segment Discussion

Effective January 1, 2007, the Company began separately reporting the ES and ITS segments. These operations were previously reported within the Business Solutions segment. This change reflects the Company’s new operating structure and provides investors with additional information regarding the Company’s engineering versus its information technology financial results.

ES

Business Strategy

ES’s business strategy is to pursue the development of long-term alliances with its customers as a cost effective, single source provider of engineering services and professional staffing. By working as a core supplier and partner with its customers, ES is able to develop an understanding of its customers’ overall business needs as well as the unique technical needs of their projects. This approach creates the opportunity for ES to provide a greater and more integrated range of services to its customers to facilitate efficient project management, procurement, overall program integration and execution. This strategy requires ES to develop capabilities to provide services to its customers who have global requirements. Success of the ES business strategy is dependent upon maintaining and renewing its existing customers or contracts, continued capital spending by its major engineering customers, the ability to win new contract awards and accounts and the availability and cost of labor. In addition, ES is strategically engaging in global arrangements to lower its cost of services for customers, to access a broader talent pool and to provide worldwide servicing capability for its global customers. ES has developed professional recruitment outsourcing (“PRO”) services to manage a customer’s entire recruitment process. PRO services provide domestic and multi-national customers with a single source of professional and technical permanent placements across an entire organization. ES continues to develop its strategy to acquire broader skill sets and greater leverage for servicing the alternative energy markets, as it continues to pursue further business opportunities in the alternative energy sectors.

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

Gross profit and gross profit margin reflect ES’s ability to realize pricing consistent with value provided, to incorporate changes in market demand and to control and pass through direct costs. ES’s focus on maintaining and improving overall margins can lead to improved profitability. Gross margins can also shift as a result of the mix of business, with project outsourcing business generally providing higher margins than staffing services.

Return on net assets (“RONA”) reflects ES’s ability to generate earnings while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (“DSO”). Reduction in DSO will contribute to improvement in RONA.

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ES for the three months ended September 30, 2008 and 2007:

ES

	Three months ended September 30,
	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue(1)
Staffing services	$84,268	55.5%	$77,247	50.2%	$7,021	9.1%
Project outsourcing services	64,668	42.6	73,491	47.8	(8,823)	(12.0)
Professional services	2,818	1.9	3,150	2.0	(332)	(10.5)

	151,754	100.0	153,888	100.0	(2,134)	(1.4)
Cost of services	121,602	80.1	122,131	79.4	(529)	(0.4)

Gross profit	30,152	19.9	31,757	20.6	(1,605)	(5.1)
Operating and administrative expenses	23,722	15.7	23,817	15.5	(95)	(0.4)

Operating profit	$6,430	4.2%	$7,940	5.1%	$(1,510)	(19.0)%

(1)	Revenues for 2007 have been reclassified to conform to the 2008 presentation.

ES’s revenue decreased primarily due to:

•	The effects of the Gulf Coast hurricanes;

•	Customers in the P&I vertical reducing capital spending; and

•	Continued project delays in the Aerospace vertical.

The decreases listed above were partially offset by an increase in the Aerospace vertical from revenue generated through the TK Engineering acquisition and an increase in staffing services, primarily due to increases in projects for customers in the Western Canadian oil market.

Gross profit dollars and margin decreased due to decreases in volume of outsourcing projects in the P&I and Aerospace verticals as noted above, as well as a decrease in revenue from professional services.

ES’s operating and administrative expenses were relatively flat from 2007 to 2008.

The following table presents changes in revenue from each of ES’s verticals for the three months ended September 30, 2008 and 2007:

ES

	Three months ended September 30,
	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
CDI-P & I	$112,528	74.2%	$119,179	77.4%	$(6,651)	(5.6)%
CDI-Government Services	20,844	13.7	17,641	11.5	3,203	18.2
CDI-Aerospace	18,382	12.1	17,068	11.1	1,314	7.7

	$151,754	100.0%	$153,888	100.0%	$(2,134)	(1.4)%

(1)	Revenues for 2007 have been reclassified to conform to the current year’s presentation.

The P&I vertical focuses on small to medium-sized engineering projects in the oil refining, chemical, alternative energy, power generation, heavy manufacturing, pharmaceutical and biotechnology industries. Typically, customers in these industries are large, multi-national companies that use multiple service providers. Contracts are awarded based on the ability to meet the specific requirements of each individual project. Revenue decreased for the third quarter of 2008 due to the effects of the Gulf Coast hurricanes and reduction in capital spending by customers, partially offset by increases in projects for customers in the Western Canadian oil market and new contract wins, primarily in the alternative energy sector.

The Government Services vertical focuses on providing services primarily to US Government agencies and prime contractors in the shipbuilding, military aviation and marine design industries. Revenue increases within this vertical in 2008 were driven primarily by the ramp-up of several previously announced US Navy shipbuilding and ship design projects and growth in existing accounts.

The Aerospace vertical provides outsourcing and staffing services to the commercial and military aerospace industries, which are dominated by major national and international conglomerates. Revenue within the Aerospace vertical increased in 2008 as compared to the same period in 2007, primarily as a result of the acquisition of TK Engineering, partially offset by ongoing project delays by a customer.

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ES for the nine months ended September 30, 2008 and 2007:

ES

	Nine months ended September 30,
	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue(1)
Staffing services	$248,234	53.9%	$228,591	50.0%	$19,643	8.6%
Project outsourcing services	203,959	44.2	221,924	48.6	(17,965)	(8.1)
Professional services	8,813	1.9	6,437	1.4	2,376	36.9

	461,006	100.0	456,952	100.0	4,054	0.9
Cost of services	363,554	78.9	363,829	79.6	(275)	(0.1)

Gross profit	97,452	21.1	93,123	20.4	4,329	4.6
Operating and administrative expenses	71,248	15.4	67,802	14.8	3,446	5.1

Operating profit	$26,204	5.7%	$25,321	5.6%	$883	3.5%

(1)	Revenues for 2007 have been reclassified to conform to the 2008 presentation.

ES’s revenue increased slightly in 2008, largely due to:

•	Increased capital spending by major customers in the Government Services vertical;

•	Increases in contract staffing services provided to customers operating in the western Canadian oil market and in the US industrial sector;

•	The July 2008 acquisition of TK Engineering;

•	Average bill rate increases, reflecting the Company’s ability to pass on higher labor costs to its customers; and

•	Increased permanent placement revenue primarily from a new PRO services customer in 2007, in the P&I vertical.

The increases noted above were partially offset by the decrease in project outsourcing due to the effects of the Gulf Coast hurricanes, reductions in capital spending by customers in the P&I vertical and continued project delays by a large customer in the Aerospace vertical.

Gross profit dollars increased 4.6% due to the growth of higher-margin professional services.

Gross profit margins increased primarily due to the improved mix of higher margin business in the P&I and Government Services verticals, an increase in permanent placement PRO services revenue in the P&I vertical, the higher margin revenue provided by the TK Engineering acquisition and a decline in lower margin technical staffing revenue within the Aerospace vertical.

ES’s operating and administrative expenses increased in 2008 primarily due to:

•	Facility cost increases within the P&I vertical for facilities in Houston, Texas; Baton Rouge, Louisiana; and Midland, Michigan, as well as the addition of the facilities related to TK Engineering and

•	The absence of a one-time favorable reversal of a legal accrual of $1.6 million in 2007.

The following table presents changes in revenue from each of ES’s verticals for the nine months ended September 30, 2008 and 2007:

ES

	Nine months ended September 30,
	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
CDI-P & I	$349,632	75.9%	$352,812	77.3%	$(3,180)	(0.9)%
CDI-Government Services	61,946	13.4	51,388	11.2	10,558	20.5
CDI-Aerospace	49,428	10.7	52,752	11.5	(3,324)	(6.3)

	$461,006	100.0%	$456,952	100.0%	$4,054	0.9%

(1)	Revenues for 2007 have been reclassified to conform to the current year’s presentation.

Revenue decreased in 2008 due to the effects of the Gulf Coast hurricanes and decreases in capital spending by customers, partially offset by increases in projects for customers in the Western Canadian oil market, new contract wins, primarily in the alternative energy sector, and increases in permanent placement revenue from PRO services.

Revenue increases within the Government Services vertical in 2008 were driven primarily by renewed US federal government funding of several US Navy shipbuilding and ship design projects.

Revenue within the Aerospace vertical decreased in 2008 as compared to the same period in 2007, primarily as a result of ongoing project delays by a customer and exiting certain lower margin domestic technical staffing business, partially offset by the acquisition of TK Engineering.

MRI

Business Strategy

The MRI network is one of the largest search and recruitment organizations in the world. The key to MRI’s success is delivering value to its franchisees by providing products, services and business planning assistance to help maximize their business growth and productivity. MRI’s strategic growth objectives include expansion of current franchisees’ search consultants, expansion of the international franchise network and continued growth in underdeveloped US market areas. MRI believes that the international marketplace provides significant opportunity for franchise expansion and the resulting increase in franchise sales and royalty revenue flows.

Factors affecting MRI’s revenue include the state of the US and global economies, unemployment rates and the amount of contract staffing business done by franchisees. Permanent placement and royalty fees are driven by employer demand for mid-to-upper level managerial, professional and sales candidates, as well as the number of new franchise offices and franchise contract renewals. MRI continues to focus its efforts on growing existing franchisees by devoting additional resources to field service teams. These teams focus on maximizing customer contact and developing customer-level business plans to establish clear metrics and optimize network member performance.

MRI continues to provide and broaden its training and operations support to enable its franchisees to develop contract staffing services capabilities in their offices. This capability potentially provides a franchise owner with a complementary revenue stream and may improve the potential market value of the franchise office. MRI is also exploring ways to leverage its size and footprint with vendor alliance relationships in programs that benefit the franchise owners and their customers.

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

MRI gauges the strength of its franchise sales program by monitoring the number of referrals, sales presentations and sales and closing percentage.

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

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI for the three months ended September 30, 2008 and 2007:

MRI

	Three months ended September 30,
	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$11,597	63.8%	$12,964	62.2%	$(1,367)	(10.5)%
Professional Services	6,587	36.2	7,867	37.8	(1,280)	(16.3)

	18,184	100.0	20,831	100.0	(2,647)	(12.7)
Cost of services	7,858	43.2	8,879	42.6	(1,021)	(11.5)

Gross profit	10,326	56.8	11,952	57.4	(1,626)	(13.6)
Operating and administrative expenses	7,263	40.0	7,711	37.0	(448)	(5.8)

Operating profit	$3,063	16.8%	$4,241	20.4%	$(1,178)	(27.8)%

MRI total revenue decreased for the third quarter of 2008 compared to the third quarter of 2007. Contract staffing revenue declined due to a reduction in billable hours due to the completion of a project with a major customer, while the decline in professional services revenue was primarily driven by lower royalties. The decline in royalties reflects a decline in same-store sales due to softness in the consumer products, industrial and financial services sectors.

Gross profit dollars decreased due to the declines in higher margin professional services revenue mentioned above. Gross profit margin declined as higher-margin professional services revenue decreased at a faster pace than the lower-margin contract staffing services revenue.

The decrease in operating and administrative expenses was largely due to a $0.5 million decrease in variable compensation expense and to cost containment measures.

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for MRI for the nine months ended September 30, 2008 and 2007:

MRI

	Nine months ended September 30,
	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$37,450	65.5%	$33,131	58.6%	$4,319	13.0%
Professional Services	19,766	34.5	23,369	41.4	(3,603)	(15.4)

	57,216	100.0	56,500	100.0	716	1.3
Cost of services	25,663	44.9	22,983	40.7	2,680	11.7

Gross profit	31,553	55.1	33,517	59.3	(1,964)	(5.9)
Operating and administrative expenses	22,747	39.7	21,677	38.4	1,070	4.9

Operating profit	$8,806	15.4%	$11,840	20.9%	$(3,034)	(25.6)%

MRI’s revenue increased slightly in 2008 as a result of growth in staffing services revenue, partially offset by a decline in professional services revenue, reflecting a decline in royalties, primarily during the second and third quarters of 2008.

Gross profit dollars decreased due to the decline in higher margin professional services revenue mentioned above. Overall gross profit margin decreased as lower-margin contract staffing services revenue increased, while higher-margin professional services revenue decreased.

The increase in operating and administrative expenses was largely due to increased commissions of $1.1 million associated with the revenue growth in staffing services and a charge of $0.8 million for reserves related to amounts due from MRI Worldwide, an international master licensee, partially offset by reduced computer and administrative expenses related to lower franchise sales.

Operating profit declined due to the decrease in gross profit and increase in operating and administrative expense.

Anders

Business Strategy

Anders is focused on providing high quality recruitment services within the UK and Australian infrastructure environment. Anders seeks to deliver these services by developing an efficient branch office operation which provides customers with qualified contract and permanent professionals. Efficient branch office operations are, in management’s belief, characterized by skilled managers leading production teams of consultants and recruitment assistants to meet customers’ contract and permanent staffing needs. Management believes Anders’ utilization of web-based recruiting is critical to providing it with a large pool of highly qualified candidates, and enhances the Company’s ability to filter candidates to meet specific customer needs.

The UK infrastructure sector provides opportunities with the rebuilding of the country’s rail system, other government-related projects and private industry-related projects. Anders is pursuing these opportunities by enhancing its permanent placement process and focusing more resources, including recruitment assistants, on this area to improve recruiter productivity. In addition, the Company expects the 2012 London Olympics to continue to provide opportunities for revenue and operating profit growth. Demand in Australia continues to grow in the construction, mining, rail, shipping, engineering and power and processing sectors. Anders is looking to capitalize on and develop its international capabilities in order to provide services to its customers who have global requirements and international needs.

Anders anticipates generating new business growth due to the opening of new offices in Australia. The Australian offices provide a pool of candidates to the UK labor market, in addition to generating business from Australia-based customers.

Anders opened a new office in Australia during the first quarter of 2008 and opened a new office in New Zealand during the third quarter of 2008, continuing its effort to capitalize on the strong demand in that region.

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

Results of Operations

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders for the three months ended September 30, 2008 and 2007 in US dollars:

Anders

	Three months ended September 30,
	2008		2007		Increase (Decrease)
(US dollars, in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$51,418	92.5%	$57,456	86.6%	$(6,038)	(10.5)%
Professional services	4,140	7.5	8,900	13.4	(4,760)	(53.5)

	55,558	100.0	66,356	100.0	(10,798)	(16.3)
Cost of services	43,682	78.6	48,333	72.8	(4,651)	(9.6)

Gross profit	11,876	21.4	18,023	27.2	(6,147)	(34.1)
Operating and administrative expenses	10,487	18.9	14,166	21.3	(3,679)	(26.0)

Operating profit	$1,389	2.5%	$3,857	5.9%	$(2,468)	(64.0)%

The following table presents changes in revenues, cost of services, gross profit, operating and administrative expenses, and operating profit for Anders for the nine months ended September 30, 2008 and 2007 in US dollars:

Anders

	Nine months ended September 30,
	2008		2007		Increase (Decrease)
(US dollars, in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$161,148	90.8%	$166,214	87.0%	$(5,066)	(3.0)%
Professional services	16,395	9.2	24,930	13.0	(8,535)	(34.2)

	177,543	100.0	191,144	100.0	(13,601)	(7.1)
Cost of services	136,474	76.9	139,490	73.0	(3,016)	(2.2)

Gross profit	41,069	23.1	51,654	27.0	(10,585)	(20.5)
Operating and administrative expenses	35,416	19.9	41,584	21.8	(6,168)	(14.8)

Operating profit	$5,653	3.2%	$10,070	5.2%	$(4,417)	(43.9)%

To more effectively discuss the comparative results of operations for the three months ended September 30, 2008 and 2007, the following table presents Anders’ results on a constant currency basis (in thousands of British Pounds):

Anders

	Three months ended September 30,
	2008		2007		Increase (Decrease)
(British pounds, in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£27,031	92.5%	£28,532	86.6%	£(1,501)	(5.3)%
Professional services	2,200	7.5	4,422	13.4	(2,222)	(50.2)

	29,231	100.0	32,954	100.0	(3,723)	(11.3)
Cost of services	22,960	78.5	24,002	72.8	(1,042)	(4.3)

Gross profit	6,271	21.5	8,952	27.2	(2,681)	(29.9)
Operating and administrative expenses	5,531	18.9	7,031	21.3	(1,500)	(21.3)

Operating profit	£740	2.6%	£1,921	5.9%	£(1,181)	(61.5)%

The decrease in staffing services revenue was primarily due to the conclusion of projects and a slow down in new project starts. The decrease in professional services revenue is due primarily to the significant drop in permanent placement hiring as a result of weaker demand in the property development and residential housing construction markets in the UK.

Gross profit pounds and margin decreased due to a significant decline in higher-margin professional services revenue.

Anders’ operating and administrative expenses decreased primarily due to lower variable compensation and salaries as a result of lower headcount, office consolidation and other cost containment measures.

Operating profit declined due to the decrease in gross profit pounds, partially offset by the decrease in operating and administrative expenses.

To more effectively discuss the comparative results of operations for the nine months ended September 30, 2008 and 2007, the following table presents Anders’ results on a constant currency basis (in thousands of British Pounds):

Anders

	Nine months ended September 30,
	2008		2007		Increase (Decrease)
(British pounds, in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£82,316	90.8%	£83,613	87.0%	£(1,297)	(1.6)%
Professional services	8,374	9.2	12,541	13.0	(4,167)	(33.2)

	90,690	100.0	96,154	100.0	(5,464)	(5.7)
Cost of services	69,711	76.9	70,169	73.0	(458)	(0.7)

Gross profit	20,979	23.1	25,985	27.0	(5,006)	(19.3)
Operating and administrative expenses	18,091	19.9	20,918	21.8	(2,827)	(13.5)

Operating profit	£2,888	3.2%	£5,067	5.2%	£(2,179)	(43.0)%

The decrease in year-to-date revenue was primarily due to reduced revenue in professional services, caused by the significant drop in permanent placement hiring as a result of weaker demand in the property development and residential housing construction markets in the UK, partially offset by revenue growth in Australia.

Gross profit pounds and margin decreased due to a significant decline in higher-margin professional services revenue.

Anders’ operating and administrative expenses decreased primarily due to lower variable compensation and salaries as a result of lower headcount, office consolidation and other cost containment measures.

Operating profit declined due to the decrease in gross profit pounds, partially offset by the decrease in operating and administrative expenses.

ITS

Business Strategy

ITS provides a variety of information technology related services for its customers. These services include staffing, consulting and outsourcing. These service offerings require recruiting and retaining information technology talent for contract and permanent information technology positions, industry expertise and the ability to determine appropriate solutions for business service needs. ITS’s customers are primarily Fortune 1000 companies with high volume information technology requirements and/or the need to augment their own staff on a flexible basis.

The success of ITS’s staffing services is dependent upon maintaining and increasing penetration of its existing customer base, its ability to win new contract awards and the availability and cost of its skilled labor pool. The market demand for ITS’s services is also heavily dependent upon the pace of technology change and the changes in business requirements and practices of its customers. The IT services industry is highly competitive and is subject to strong pricing pressures from customers and competition.

While staffing continues to be a core offering, ITS is focusing its efforts on providing higher-value IT outsourcing and consulting services through the development of expertise in specific technology domains. This effort to shift the emphasis towards higher value IT services is consistent with CDI’s core business strategy. ITS seeks to provide a full range of integrated IT services to its customers. ITS seeks to differentiate itself from the competition and optimize the customer’s infrastructure, all while targeting a reduction in overall IT costs and improved service levels.

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

Gross profit and gross profit margin reflect ITS’s ability to realize pricing consistent with value provided, to incorporate changes in market demand and to control and pass through direct costs. It is also an indication of ITS’s ability to shift the mix of business to higher margin service offerings.

Return on net assets (“RONA”) reflects ITS’s ability to generate earnings while optimizing assets deployed in the business. A key metric to drive RONA is Accounts Receivable Days Sales Outstanding (“DSO”). Reduction in DSO will contribute to improvement in RONA.

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ITS for the three months ended September 30, 2008 and 2007:

ITS

	Three months ended September 30,
	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue(1)
Staffing services	$49,287	87.5%	$50,822	88.2%	$(1,535)	(3.0)%
Project outsourcing	6,904	12.2	6,570	11.4	334	5.1
Professional Services	178	0.3	241	0.4	(63)	(26.1)

	56,369	100.0	57,633	100.0	(1,264)	(2.2)
Cost of services	46,137	81.8	46,972	81.5	(835)	(1.8)

Gross profit	10,232	18.2	10,661	18.5	(429)	(4.0)
Operating and administrative expenses	9,922	17.6	10,205	17.7	(283)	(2.8)

Operating profit	$310	0.6%	$456	0.8%	$(146)	(32.0)%

(1)	Revenues for 2007 have been reclassified to conform to the 2008 presentation.

ITS’s revenue decreased from the prior year primarily due to reduced demand for contract staffing, primarily in the automotive sector, partially offset by the ramp-up of a major account expansion and an increase in project outsourcing revenue.

ITS’s gross profit dollars decreased due to decreases in revenue for contract staffing and costs related to a major account expansion as noted above. ITS’s gross margin decreased due to a reduction in professional services revenue and pricing pressures on several large retail staffing service accounts.

ITS’s operating and administrative expenses decreased primarily due to cost control initiatives implemented during 2008, partially offset by an increase in national sales force.

Operating profit decreased primarily due to the overall decrease in contract staffing revenue, primarily in the automotive sector, partially offset by the decrease in operating and administrative expenses.

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ITS for the nine months ended September 30, 2008 and 2007:

ITS

	Nine months ended September 30,
	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue(1)
Staffing services	$148,367	87.7%	$163,222	88.8%	$(14,855)	(9.1)%
Project outsourcing	20,193	11.9	19,764	10.8	429	2.2
Professional Services	631	0.4	757	0.4	(126)	(16.6)

	169,191	100.0	183,743	100.0	(14,552)	(7.9)
Cost of services	137,842	81.5	149,804	81.5	(11,962)	(8.0)

Gross profit	31,349	18.5	33,939	18.5	(2,590)	(7.6)
Operating and administrative expenses	29,696	17.5	31,253	17.0	(1,557)	(5.0)

Operating profit	$1,653	1.0%	$2,686	1.5%	$(1,033)	(38.5)%

(1)	Revenues for 2007 have been reclassified to conform to the 2008 presentation.

ITS’s revenue decreased from the prior year primarily due to staffing cutbacks by a major IT account, the termination of an outsourcing contract and reduced demand in the automotive sector.

ITS’s gross profit dollars decreased primarily due to a reduction in staffing services revenue and costs related to a major account expansion. Gross profit margin remained relatively flat.

ITS’s operating and administrative expenses decreased primarily due to cost control initiatives implemented during 2008.

Operating profit declined more significantly than gross profit due to the inability to reduce infrastructure costs as rapidly as the decline in gross profit dollars.

Corporate

Corporate expenses totaled $4.4 million in the third quarter of 2008 as compared to $4.9 million in the third quarter of 2007. The decrease of $0.5 million was principally the result of lower variable compensation costs and cost containment measures.

Corporate expenses totaled $13.8 million for the nine months ended September 30, 2008 as compared to $14.8 million for the nine months ended September 30, 2007. The decrease of $1.0 million was primarily due to lower variable compensation costs and cost containment measures.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows:

	Nine months ended September 30,
(in thousands)	2008	2007
Operating Activities	$9,933	$36,783
Investing Activities	(26,782)	34,995
Financing Activities	(30,355)	(71)

Operating Activities

During the first nine months of 2008, net cash provided by operating activities was $9.9 million, driven mostly by earnings and partly offset by working capital requirements. Operating cash flow was below prior year by $26.9 million, primarily due to higher working capital requirements of $23.8 million, reflecting an increase in income taxes receivable, a decrease in accounts payable, and an increase in prepaid expenses.

Investing Activities

The Company’s primary investing activities during the first nine months of 2008 constituted purchases of property and equipment and the purchase of the TK Engineering business. During the first nine months of 2008, capital expenditures totaled $9.5 million, as compared to $5.8 million in the same period in 2007. The increase in capital spending was primarily due to capital expenditures for software acquisitions in our Aerospace vertical, for recruitment and financial systems related technology projects, additional leasehold improvements and furniture for new offices. Capital spending for the full year of 2008 is expected to be approximately $11 to $13 million. On July 28, 2008, the Company purchased the TK Engineering business for $17.6 million in cash. In the first nine months of 2007, the Company’s primary investing activity was the divestiture of Todays.

Financing Activities

Net cash used in financing activities increased by $30.3 million during the first nine months of 2008, as compared to the same period in 2007. The Company received $0.1 million of proceeds from exercises of employee stock options during the first nine months of 2008 as compared to $5.5 million received in 2007. The Company paid shareholders dividends totaling $7.9 million and $6.7 million during the first nine months of 2008 and 2007, respectively. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements. In addition, the Company repurchased 953,072 shares of its common stock in the open market for $23.2 million in cash during the first nine months of 2008.

Summary

The Company’s business model is expected to generate positive cash flow over the business cycle. However, changes in level of business activity, and to a lesser extent, seasonality, do impact working capital needs and cash flow. In addition, the weakening economy could cause delays in customer payments which could lead to a slower collections process, causing a temporary decline in operating cash flow. Management believes that the Company’s current funds, funds generated from operations and funds available under its short-term credit facility will be sufficient to support currently anticipated working capital, capital expenditures, shareholder dividends, stock repurchases and potential strategic acquisitions. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

On February 26, 2008, CDI’s Board of Directors approved the repurchase of up to $50 million of the Company’s outstanding common stock. Repurchases will be made from time to time depending upon the Company’s share price and other relevant factors. Repurchases may be made in the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time. The Company repurchased 953,072 shares in the open market for $23.2 million in cash during the nine months ended September 30, 2008. In October 2008, the Company repurchased an additional 536,397 shares for $6.8 million in cash.

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

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in British Pound Sterling, Euros, Canadian Dollars and Australian Dollars. The Company generally has positive cash flow in British Pounds Sterling, Canadian Dollars and Australian Dollars and net cash outflows in Euros. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. The Company engages in foreign currency hedging activities with respect to certain of its foreign operations.

During the first quarter of 2008, the Company entered zero cost collar option contracts (“options”) to hedge portions of its Canadian Dollar, British Pound Sterling, Euro and Australian Dollar currency forecasted results. These options have a range of foreign exchange rates, which provide a hedge against foreign amounts that are translated at rates outside the range. These options do not have a premium. The options were for various amounts in local currency on a quarterly basis and expire respectively at the end of the first, second, third and fourth quarters in 2008. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), these instruments are accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in earnings immediately, while the impact of translating the foreign based income into US dollars is recognized throughout the year. For the nine months ended September 30, 2008, the Company recorded a net gain of $474 related to these options, consisting of a realized gain of $226 and an unrealized gain of $248. The net gains were recorded in interest income and other expense in the consolidated statements of earnings. (See Note 4 – Fair Value Disclosures of the financial statements in Part I, Financial Information for additional information).

The following table details the Company’s outstanding foreign exchange zero cost collar option contracts at September 30, 2008:

						Foreign Currency in US $
Local Currency	Effective Date	Maturity Date	Currency Date		Notional Amount (in thousands)	Floor Rate	Ceiling Rate
Australian Dollar	1/11/2008	12/29/2008	note	(1)	700	0.8200	0.8875
British Pound	1/11/2008	12/29/2008	note	(1)	2,225	1.8800	1.9735
Canadian Dollar	1/11/2008	12/29/2008	note	(1)	1,210	0.9551	0.9814

(1)	The exercise rate is determined by taking an average of the spot rates on the following dates: 9/26/2008, 10/24/2008, 11/21/2008 and 12/29/2008.

As of and during the three months ended September 30, 2008 and 2007, the Company had no borrowings outstanding under its $45.0 million committed, unsecured revolving credit facility. The Company’s cash balances are primarily invested in money market investments primarily at variable rates. Due to the Company’s cash balance, interest rate fluctuations will affect the Company’s return on its investments.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company has litigation and other claims pending which have arisen in the ordinary course of business.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by AndersElite (“Anders”) and a number of its competitors in the UK construction recruitment industry. The Company has fully cooperated with the OFT in the investigation under the OFT’s corporate leniency program. On October 21, 2008, the OFT issued a Statement of Objections in which the OFT proposes to make a finding that Anders violated the UK Competition Act of 1998. The Company is in the process of preparing a response to the Statement of Objections which must be submitted to the OFT by January 9, 2009. Although the Statement of Objections does not propose a specific fine, based on the contents of the Statement of Objections, the Company continues to believe that a fine will be imposed and that the amount of such fine could be material. The Company does not believe the Statement of Objections provides sufficient new information for the Company to determine, with any reliability, the amount of the fine or an estimated range of the fine, nor does the document make it clear when the Company might be able to reach a reliable estimate. The Company has not made any provisions for any fine or other liabilities relating to this matter in its consolidated financial statements as of September 30, 2008.

Item 1A.	Risk Factors

The “Risk Factors” section (Item 1A.) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 includes a detailed discussion of our risk factors. In addition to the risk factors and information disclosed in the Company’s 2007 Annual Report on Form 10-K, investors should consider the following additional risks and uncertainties.

Current economic conditions could negatively affect CDI’s business.

As widely reported, financial markets in the US, Europe and Asia have been experiencing extreme disruption in recent months, including severely tightened credit availability, as well as declines in real estate and investment values. In addition, the US economy and economies around the world are experiencing slowdowns. Given the current economic conditions, many companies may choose to decrease their spending on large projects and staffing, both permanent and temporary. While the ES segment obtains revenue from government entities, the majority of the ITS and ES business stems from corporate customers. As such, there could be delays and cancellations of projects due to potential credit constraints experienced by CDI’s customers, which could adversely affect the Company’s revenue stream. In addition, if customers are having budget constraints, this could cause an increase in Days Sales Outstanding which could, in turn, lead to a temporary decline in cash flows from operations. Also, the current adverse economic conditions could cause an increase in uncollectible receivables.

The Anders and MRI businesses earn revenue when qualified candidates accept open positions held by potential employers, generally corporate entities. These corporate entities may cut back on hiring in efforts to cut costs. In addition, as a result of the economic downturn, candidates may be less likely to take the risk of seeking new employment, creating a lack of qualified candidates. Both of these could cause a decrease in revenue for the Anders and MRI businesses.

In addition, the MRI business records royalty revenue from franchises. If persons hoping to start MRI franchises are unable to obtain credit, they could be prevented from doing so, which could impede CDI’s growth in that sector. If current franchisees are unable to obtain credit, it could cause downsizing in their organizations, in turn negatively affecting the Company’s royalty revenue.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

A total of 953,072 shares of CDI Corp. common stock were repurchased by the Company at an average price of $24.31 during the nine months ended September 30, 2008. As of September 30, 2008, there remained an outstanding authorization to repurchase approximately $26.8 million of outstanding stock as represented in the table below:

CDI Corp. Purchases of Equity Securities

Period	Total Number of Shares Purchased (1) (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 through January 31, 2008	—	$—	—	$—
February 1 through February 29, 2008	—	—	—	50,000,000
March 1 through March 31, 2008	72,400	24.61	72,400	48,218,140

Total for January 1 - March 31, 2008	72,400	$24.61	72,400	$48,218,140

April 1 through April 30, 2008	—	$—	—	$48,218,140
May 1 through May 31, 2008	—	—	—	48,218,140
June 1 through June 30, 2008	—	—	—	48,218,140

Total for April 1 - June 30, 2008	—	$—	—	$48,218,140

July 1 through July 31, 2008	—	$—	—	$48,218,140
August 1 through August 31, 2008	774,440	24.24	774,440	29,445,049
September 1 through September 30, 2008	106,232	24.65	106,232	26,826,896

Total for July 1 - September 30, 2008	880,672	$24.29	880,672	$26,826,896

Total January 1 - September 30, 2008	953,072	$24.31	953,072	$26,826,896

(1)	All share repurchases were effected in open-market transactions and in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.
(2)	The Company’s Board of Directors authorized on February 26, 2008 the repurchase of up to $50 million of the Company’s outstanding common stock (the “Repurchase Program”). Repurchases will be made from time to time beginning March 4, 2008 depending upon the Company’s share price and other relevant factors. Repurchases may be made in the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.
(3)	No shares were repurchased by the Company other than through the Repurchase Program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.

Date: November 7, 2008	By:	/s/ Mark A. Kerschner
Mark A. Kerschner
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.