Form 10-Q
period 2009-03-31
CDI CORP
filed 2009-05-08
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 30, 2009 was as follows:

Common stock, $.10 par value per share	18,945,725 shares
Class B common stock, $.10 par value per share	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$66,019	$61,761
Accounts receivable, less allowance for doubtful accounts of $6,301 - March 31, 2009; $6,614 - December 31, 2008	195,567	193,338
Prepaid expenses and other current assets	6,434	7,499
Income taxes receivable	5,442	4,267
Deferred income taxes	6,204	6,428

Total current assets	279,666	273,293
Property and equipment, net	32,653	33,974
Deferred income taxes	6,215	6,445
Goodwill and other intangibles	58,904	59,523
Other non-current assets	9,223	9,964

Total assets	$386,661	$383,199

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$1,232	$1,965
Accounts payable	28,304	27,950
Withheld payroll taxes	4,530	1,291
Accrued compensation and related expenses	38,230	32,425
Other accrued expenses and other current liabilities	15,605	16,362

Total current liabilities	87,901	79,993
Deferred compensation and other non-current liabilities	11,507	11,821

Total liabilities	99,408	91,814

Commitments and Contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 21,391,103 shares - March 31, 2009; 21,361,408 shares - December 31, 2008	2,139	2,136
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	55,393	54,377
Retained earnings	295,596	298,981
Accumulated other comprehensive loss	(13,509)	(11,743)
Less common stock in treasury, at cost - 2,456,175 shares at March 31, 2009 and December 31, 2008	(52,366)	(52,366)

Total shareholders’ equity	287,253	291,385

Total liabilities and shareholders’ equity	$386,661	$383,199

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue	$228,652	$293,880
Cost of service	181,225	222,625

Gross profit	47,427	71,255
Operating and administrative expenses	48,078	60,292

Operating profit (loss)	(651)	10,963
Interest income and other expense, net	259	1,248
Equity in losses from affiliated companies	(302)	—

Earnings (loss) before income taxes	(694)	12,211
Income tax expense	226	4,287

Net earnings (loss)	$(920)	$7,924

Basic net earnings (loss) per share	$(0.05)	$0.39

Diluted net earnings (loss) per share	$(0.05)	$0.39

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Common stock
Beginning of period	$2,136	$2,130
Time-vested deferred stock, stock appreciation rights and restricted stock	3	4

End of period	$2,139	$2,134

Additional paid-in-capital
Beginning of period	$54,377	$50,898
Stock-based compensation	1,291	1,062
Tax expense from stock plans	(275)	(27)

End of period	$55,393	$51,933

Retained earnings
Beginning of period	$298,981	$289,908
Net earnings (loss)	(920)	7,924
Dividends paid to shareholders	(2,465)	(2,646)

End of period	$295,596	$295,186

Accumulated other comprehensive income (loss)
Beginning of period	$(11,743)	$14,426
Translation adjustment	(1,766)	(612)

End of period	$(13,509)	$13,814

Treasury stock
Beginning of period	$(52,366)	$(22,384)
Shares repurchased	—	(1,782)

End of period	$(52,366)	$(24,166)

Comprehensive income (loss)
Net earnings (loss)	$(920)	$7,924
Translation adjustment	(1,766)	(612)

Total	$(2,686)	$7,312

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended, March 31,
	2009	2008
Operating activities:
Net earnings (loss)	$(920)	$7,924
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation	2,759	2,850
Amortization	135	—
Deferred income taxes	454	1,058
Equity in losses of affiliated companies	302	—
Stock-based compensation	765	1,049
Foreign currency options	(133)	(320)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,938)	(13,457)
Prepaid expenses	1,171	(141)
Accounts payable	388	(1,605)
Accrued expenses and other current liabilities	8,457	(4,883)
Income taxes receivable/payable	(1,449)	1,165
Other assets, non-current liabilities and other	710	876

Net cash provided by (used in) operating activities	9,701	(5,484)

Investing activities:
Additions to property and equipment	(1,721)	(4,444)
Investment in trademarks	—	(1,726)
Other	196	211

Net cash used in investing activities	(1,525)	(5,959)

Financing activities:
Dividends paid to shareholders	(2,465)	(2,646)
Shares repurchased under the stock repurchase program	—	(1,782)
Cash overdraft	(733)	(953)
Tax benefit from equity compensation plans	—	3

Net cash used in financing activities	(3,198)	(5,378)

Effect of exchange rate changes on cash	(720)	(195)

Net increase (decrease) in cash and cash equivalents	4,258	(17,016)
Cash and cash equivalents at beginning of period	61,761	127,059

Cash and cash equivalents at end of period	$66,019	$110,043

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$889	$2,080

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of CDI Corp. (“CDI” or “the Company”) are unaudited. The balance sheet as of December 31, 2008 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2008, as included in the Company’s Form 10-K filed on March 11, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period information has been reclassified to conform to the current period presentation. In addition, the consolidated statement of cash flows for the three months ended March 31, 2008 was revised to reflect the investment in trademarks as an investing activity item rather than an operating activity item. The effect was to decrease net cash used in operating activities by $1,726 and increase net cash used in investing activities by $1,726.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the full year.

2.	Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 157 for nonfinancial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements (see Note 3 – Fair Value Disclosures for additional information on fair value measurements).

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The adoption of FSP No. 142-3 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-06-1”), which clarifies EITF No. 03-6, Participating Securities and the Two-Class Method Under FAS No. 128. Under FSP EITF No. 03-06-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities, and the two-class method of computing earnings per share is required for all periods presented. The impact of the new method is immaterial and therefore the Company has not disclosed a reconciliation between the treasury stock method and the two-class method.

3.	Fair Value Disclosures

The Company is exposed to risks associated with foreign currency fluctuations. The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. The Company engages in hedging activities with respect to certain of its foreign operations.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

During the first quarter of 2009, the Company entered into zero cost collar option contracts (“options”) to hedge portions of its British pound sterling and Canadian dollar currency forecasted earnings. The options are for various amounts in local currency on a quarterly basis and expire respectively at the end of the first, second and third quarters in 2009. During the first quarter of 2008, the Company entered into zero cost collar option contracts to hedge portions of its British pound sterling, Euro, Canadian dollar and Australian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and expired respectively at the end of the first, second, third and fourth quarters in 2008. These options have a range of foreign exchange rates, which provide a hedge against foreign results that are translated at rates outside the range. These options do not have a premium. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), these instruments are accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in earnings currently, while the impact of translating the foreign based income into US dollars is recognized throughout the year. For the three months ended March 31, 2009, the Company recorded a net gain of $167 related to these options, consisting of a realized gain of $34 and an unrealized gain of $133. The net gains were recorded in interest income and other expense in the consolidated statements of operations. For the three months ended March 31, 2008, the Company recorded a net gain of $300 related to these options, consisting of a realized loss of $20 and an unrealized gain of $320. The net gains were recorded in interest income and other expense in the consolidated statements of operations.

The Company maintains a nonqualified Deferred Compensation Plan for highly compensated employees. The assets of the plan are held in the name of CDI at a third party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The plan assets are recorded in other non-current assets and the related liability amounts are recorded in deferred compensation and other non-current liabilities in the consolidated balance sheets. The following tables outline by major category, the assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and March 31, 2009:

	Fair Value Measurements at March 31, 2009	Fair Value Measurements At March 31, 2009 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency option contracts	$133	$—	$133	$—
Mutual funds included in deferred compensation plan(1)	5,238	5,238	—	—

Total assets	$5,371	$5,238	$133	$—

(1) Included in deferred compensation and other non-current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

	Fair Value Measurements at December 31, 2008	Fair Value Measurements At December 31, 2008 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds included in deferred compensation plan(1)	$5,415	$5,415	$—	$—

Total assets	$5,415	$5,415	$—	$—

(1)	Included in deferred compensation and other non-current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

4.	Derivative Instruments

The Company’s reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of international operations, which are denominated in currencies other than the US dollar, into the US dollar. CDI’s exposure to foreign currency fluctuation risk relates primarily to operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations.

To mitigate this foreign exchange rate risk, in the first quarter of 2009, the Company entered into zero cost collar option contracts to hedge portions of its British pounds sterling and Canadian dollar currency forecasted earnings. These options have a range of foreign exchange rates, which provide a hedge against foreign results that are translated at rates outside the range. These options do not have a premium. The options were for various amounts in local currency on a quarterly basis and expire respectively at the end of the first, second and third quarters in 2009. For the three months ended March 31, 2009, the Company recorded a net gain of $167 related to these options, consisting of a realized gain of $34 and an unrealized gain of $133. Under SFAS No. 133, these instruments are accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in earnings currently, while the impact of translating the foreign based income into US dollars is recognized throughout the year. (See Note 3 – Fair Value Disclosures for additional information.) The notional principal of the options at March 31, 2009 was $4.4 million when converted to US dollars. If all counterparties failed to perform according to the terms of the option contracts, based on the March 31, 2009 currency exchange rates, the Company’s exposure to potential accounting loss on these contracts would be approximately $133.

The following table shows the total fair value of the foreign currency zero cost option contracts included in the Company’s consolidated balance sheet:

	Fair Value of Derivative Instruments
	Asset Derivatives Three Months Ended March 31, 2009		Liability Derivatives Three Months Ended March 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency zero cost option contracts	Prepaid expenses and other current assets	$176	Other accrued expenses and other current liabilities	$43

The following table shows the effect of the foreign currency zero cost option contracts included in the Company’s consolidated statement of operations:

	Effect of Derivative Instruments on the Consolidated Statement of Operations During the Three Months ended March 31, 2009
	Location of gain recognized in income on derivatives	Amount of gain recognized in income on derivatives
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency zero cost option contracts	Interest income and other expenses, net	$167

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

5.	Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, the Company performs its annual goodwill and other intangible assets impairment testing by reporting unit in the third quarter, or whenever events occur or circumstances change, such as an adverse change in business climate or a material decline in the industries that the Company serves, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

During the first quarter of 2009, the Company observed continued deterioration in the general business environment, increasing instability of the credit markets and the resulting adverse effect on the industries that the Company serves. Additionally, the Company’s stock price continued to decline during the first quarter of 2009, and the Company’s market capitalization was below its book value at March 31, 2009. These adverse changes were determined to be a triggering event, which indicated that a potential impairment may have occurred.

As of March 31, 2009, the Company performed impairment testing under the provisions of SFAS No. 142. The first step of the impairment test required that the Company determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying amount. The Company used a dual approach to determine the fair value of its reporting units. The Company first used the income approach, which was based on the present value of discounted cash flows and terminal value projected for each reporting unit. The income approach required significant judgments, including the projected results of operations, the weighted average cost of capital (“WACC”) used to discount the cash flows and terminal value assumptions. The WACC was determined based on the Company’s capital structure, cost of capital, inherent business risk profile and long-term growth expectations, as reflected in the terminal value. The Company used peer group market multiples to validate the reasonableness of the fair values as determined using the income approach.

The Company then corroborated the reasonableness of the total fair value of the reporting units by reconciling the aggregate fair values of the reporting units to the Company’s total market capitalization, adjusted to include an estimated control premium. The estimated control premium was based on reviewing observable transactions involving the purchase of controlling interests in comparable companies. The Company calculated the market capitalization using the average closing stock price for a period of days prior to the test date of March 31, 2009. The results of the market capitalization approach further supported the Company’s income approach.

As a result of the first step of the impairment test, the Company determined that there was no goodwill impairment as of March 31, 2009. The Company will continue to closely monitor the recoverability of its goodwill assets.

The following table summarizes the changes in the Company’s carrying value of goodwill and other intangible assets by reportable segment from December 31, 2008 to March 31, 2009:

	Balance at December 31, 2008	Amortization	Translation Adjustments	Balance at March 31, 2009
Goodwill
CDI - Enginering Solutions (“ES”)	$22,179	$—	$—	$22,179
CDI - AndersElite (“Anders”)	17,873	—	(430)	17,443
Management Recruiters International (“MRI”)	9,431	—	(54)	9,377

Total goodwill	49,483	—	(484)	48,999

Other intangible assets
MRI - Trademarks	2,165	—	—	2,165
ES - Customer Relationship	7,875	(135)	—	7,740

Total goodwill and other intangible assets	$59,523	$(135)	$(484)	$58,904

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

6.	Short-term Borrowings

On November 10, 2008, the Company executed an amended and restated credit agreement with JP Morgan Chase Bank, N.A. The credit agreement further extends CDI’s existing committed, unsecured $45 million revolving line of credit facility until November 9, 2009.

Interest on borrowings under the facility are based on either a Eurodollar rate or an “Alternate Base Rate” (which is the greater of (i) the bank’s prime rate, (ii) the Federal Funds rate plus 0.5% and (iii) the one-month LIBO rate), as chosen by the Company each time it wishes to borrow funds. The interest rate in the case of Eurodollar-based borrowings is the LIBO rate plus a number of basis points (ranging from 1.15% to 1.75%) depending on the Company’s leverage ratio (which is defined as the ratio of consolidated indebtedness to consolidated EBITDA). The interest rate in the case of Alternate Base Rate borrowings is the Alternate Base Rate (plus 0.25% if the Company’s leverage ratio equals or exceeds 2.0). Any Eurodollar-based borrowing must be in a minimum principal amount of $2,000 and any Alternate Base Rate loan must be in a minimum principal amount of $100.

The restrictive covenants contained in the agreement limit the Company with respect to, among other things, subsidiary indebtedness, creating liens on its assets, mergers or consolidations, disposition of assets other than in the ordinary course of business, acquisitions and investments. Additionally, the Company is required by the agreement to maintain a minimum Adjusted EBITDA (as defined in the agreement) to interest and rent expense ratio of 1.5 to 1.0, not exceed a maximum Debt to Consolidated EBITDA ratio of 2.5 to 1.0 and maintain a minimum shareholders’ equity balance.

During the three months ended March 31, 2009, the Company did not have any outstanding borrowings under the revolving credit facility and was in compliance with all covenants under the credit agreement. Additionally, the Company has a $10.2 million uncommitted, demand unsecured line of credit with Brown Brothers Harriman & Co., under which the bank issues, at its sole discretion, standby letters of credit to the Company. At March 31, 2009, the Company had $6.8 million of outstanding letters of credit issued against this line of credit.

7.	Earnings (Loss) Per Share

Both basic and diluted earnings (loss) per share for all periods are calculated based on the reported earnings (loss) in the Company’s consolidated statements of operations.

On February 26, 2008, CDI’s Board of Directors approved the repurchase of up to $50 million of the Company’s outstanding common stock. Repurchases will be made from time to time depending upon the Company’s share price and other relevant factors. Repurchases may be made in the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares and the Company may terminate the repurchase program at any time. During the three months ended March 31, 2009, the Company did not repurchase any common stock.

The number of common shares used to calculate basic and diluted earnings (loss) per share for the three months ended March 31, 2009 and 2008 was determined as follows:

	Three Months Ended March 31,
	2009	2008
Basic
Average shares outstanding	18,912,863	20,330,857
Restricted shares issued not vested	(10,000)	(11,418)

	18,902,863	20,319,439

Diluted
Shares used for basic calculation	18,902,863	20,319,439
Dilutive effect of shares / units granted under Omnibus Stock Plan	—	32,310
Dilutive effect of units issuable under Stock Purchase Plan	—	66,727

	18,902,863	20,418,476

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Outstanding awards granted under both the Omnibus Stock Plan and the Stock Purchase Plan of 1,287,738 and 953,112 shares were excluded from the computation of EPS for the three months ended March 31, 2009 and 2008, respectively, because their effect would have been anti-dilutive.

8.	Income Taxes

The Company calculates an effective income tax rate each quarter based upon forecasted annual income by jurisdiction, statutory tax rates and other tax-related items. The impact of discrete items is recognized in the interim period in which it occurs.

The effective tax rate for the three months ended March 31, 2009 was (32.6)%. The tax rate for the quarter was unfavorably impacted by an increase related to uncertain tax positions and an adjustment to income taxes payable, projected losses in foreign jurisdictions on which no tax benefit has been provided and a larger percentage of projected annual income being subject to US and state taxes.

The Company’s effective income tax rate was 35.1% for the three months ended March 31, 2008. The rate in 2008 was favorably impacted by investments in tax-exempt instruments and a higher proportion of foreign earnings, which are taxed at lower rates.

9.	Commitments, Contingencies and Legal Proceedings

The Company has litigation and other claims pending which have arisen in the ordinary course of business. Except as described below, management believes there are substantive defenses and/or insurance and specific accounting reserves established such that the outcome of these pending matters should not have a material adverse effect on the business, financial condition or results of operations of the Company.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by CDI AndersElite (“Anders”) and a number of its competitors in the UK construction recruitment industry. The Company has fully cooperated with the OFT in the investigation under the OFT’s corporate leniency program. On October 21, 2008, the OFT issued a Statement of Objections in which the OFT proposes to make a finding that Anders violated the UK Competition Act of 1998. In response to the Statement of Objections, on January 16, 2009 the Company submitted written representations to the OFT and on February 18, 2009 the Company made an oral presentation to the OFT. Although the Statement of Objections does not propose a specific fine, based on the contents of the Statement of Objections, the Company continues to believe that a fine will be imposed and that the amount of such fine could be material. The Company does not believe the Statement of Objections provides sufficient new information for the Company to determine, with any reliability, the amount of the fine or an estimated range of the fine, nor does the document make it clear when the Company might be able to reach a reliable estimate. The Company has not made any provisions for any fine or other liabilities relating to this matter in its consolidated financial statements as of March 31, 2009.

The Company maintains a global master agreement with a large on-line job posting and search service for the benefit of its operating segments and MRI franchise network. The agreement is for three years beginning in 2008, and provides volume pricing benefits in return for guaranteed minimum payments. At March 31, 2009, the aggregate minimum payments remaining for the years ended 2009 and 2010 are $1,048 and $3,308, respectively. The Company has historically exceeded the contract minimums; however, given the current global economic conditions, there is uncertainty regarding its ability to meet or exceed the minimum in 2009.

10.	Reporting Segments

The Company has four reporting segments: CDI Engineering Solutions (“ES”), Management Recruiters International (“MRI”), CDI AndersElite (“Anders”) and CDI Information Technology Solutions (“ITS”).

ES is divided into three verticals, reflecting the decision in the second quarter of 2008 to re-align the management and operations of the CDI-Life Sciences vertical into the CDI-Process and Industrial vertical. As such, ES operates principally through the following three key verticals:

•

CDI-Process and Industrial (“P & I”) – P & I provides a full range of engineering, design, project management, professional staffing and outsourcing solutions to firms in oil, gas, refining, alternative energy, power generation and energy transmission, nuclear, chemicals and heavy manufacturing industries. In addition, P & I offers facility design, validation, project management, engineering, professional staffing and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

•

CDI-Government Services (“Government Services”) – Government Services focuses on providing engineering, design and logistics services to the defense industry, particularly in marine design, systems development and military aviation support.

•

CDI-Aerospace (“Aerospace”) – Aerospace provides a full range of engineering, design, project management, professional engineering staffing and outsourcing solutions to both the commercial and military aerospace markets.

MRI is a franchisor that does business as MRINetwork® and provides support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers. The MRI franchisees provide permanent placement services primarily under the brand names of Management Recruiters®, Sales Consultants®, CompuSearch® and OfficeMates 5®. MRI also provides training implementation services and back-office services to enable franchisees to pursue contract staffing service opportunities.

Anders provides contract and permanent placement candidates to customers in the infrastructure environment seeking staff in building, construction and related professional services through a network of Company offices. The Company maintains offices in the UK and Australia, and some candidates that Anders places in the UK are recruited from Australia and New Zealand.

ITS provides a variety of information technology (“IT”) related services to its customers, which are primarily Fortune 1000 customers with high volume information technology requirements and/or the need to augment their own staff on a flexible basis. Services include staffing augmentation, outsourcing (both onsite and offsite), consulting and permanent placement.

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

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Segment data is presented in the following table:

	Three Months Ended March 31,
	2009	2008
Revenue:
ES	$128,555	$156,152
MRI	14,621	19,631
Anders	28,034	61,740
ITS	57,442	56,357

	$228,652	$293,880

Operating profit (loss):
ES	$3,449	$10,821
MRI	4	2,250
Anders	(1,199)	2,775
ITS	1,228	203
Corporate	(4,435)	(5,086)

	(953)	10,963

Less equity in losses from affiliated companies	302	—

Total operating profit (loss)	$(651)	$10,963

Equity in losses from affiliated companies	(302)	—
Interest income and other expenses, net	259	1,248

Net earnings (loss) before income taxes	$(694)	$12,211

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially all from external customers.

Segment asset data is presented in the table below:

	March 31, 2009	December 31, 2008
Assets:
ES	$148,867	$150,232
MRI	26,289	27,820
Anders	40,407	44,918
ITS	66,392	60,099
Corporate	104,706	100,130

	$386,661	$383,199

11.	Subsequent Events

On April 30, 2009, Chrysler LLC and certain of its affiliates (“Chrysler”) filed voluntary petitions for a structured bankruptcy under Chapter 11 of the US Bankruptcy Code. As of April 30, 2009, the Company had approximately $1.1 million in net accounts receivable due from Chrysler. As of March 31, 2009, the net accounts receivable balance from Chrysler was approximately $1.3 million (approximately $0.7 million after subsequent payments through April 30, 2009). It is reasonably possible that the Company may be unable to collect some of this accounts receivable balance. However, the Company does not believe it has sufficient information to determine, with any reliability, the amount of exposure regarding these accounts receivable. The Company has not made any bad debt provisions relating to this matter in its consolidated financial statements as of March 31, 2009.

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about the Company’s strategies for growth and future financial results (such as revenues, pre-tax profit and tax rates), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: continued deterioration in general economic conditions and levels of capital spending by customers in the industries the Company serves; further weakness in the financial and capital markets, which may result in the postponement or cancellation of the CDI customers’ capital projects or the inability of CDI’s customers to pay the Company’s fees; competitive market pressures; the Company’s ability to maintain and grow its revenue base; the availability and cost of qualified labor; adverse consequences arising out of the UK Office of Fair Trading investigation; the Company’s level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in customers’ attitudes towards outsourcing; credit risks associated with the Company’s customers; changes in tax laws and other government regulations; the possibility of incurring liability for the Company’s activities, including the activities of the Company’s temporary employees; the Company’s performance on customer contracts; and government policies or judicial decisions adverse to the Company’s businesses. More detailed information about some of these risks and uncertainties may be found in the Company’s filings with the SEC, particularly in the section entitled “Risk Factors” in Part 1, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context otherwise requires, all references herein to “CDI,” “the Registrant,” “the Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

Executive Overview

The Company’s first quarter 2009 performance reflected the same weak economic environment that drove the previous quarter’s results. Continued weakness in permanent placement in the UK construction industry and a broad sector of the US economy caused significant year-over-year declines in high-margin permanent placement revenue in both the CDI AndersElite (“Anders”) and Management Recruiters International, Inc. (“MRI”) business segments.

In addition, the global recession and continued steep declines in demand for commodity chemicals and oil caused continued project delays and project cancellations in the Company’s Process & Industrial (“P & I”) vertical within the CDI Engineering Solutions (“ES”) vertical. The Company had anticipated this continued weakness in these key areas and, throughout the first quarter, continued to reduce costs of operations to align expenses with business volumes. While remaining severe, economic conditions did not deteriorate significantly from the fourth quarter of 2008 and the Company did see some increased levels of engineering project bid activity later in the first quarter of 2009.

Both the CDI-Government Services (“Government Services”) and CDI-Aerospace (“Aerospace”) verticals within ES had revenue gains over the year-ago quarter driven by continued strength in government and defense spending and revenue gains associated with the July 2008 acquisition of certain assets of TK Engineering Associates, Inc. (“TK Engineering”). Additionally, the Company’s CDI IT Solutions (“ITS”) business segment had continued growth in its largest customer account, somewhat offset by declines in the automotive sector.

Overall, the Company reported a 22.2% decrease in revenue versus the first quarter of 2008 (or approximately 17% in constant currency).

The economic slowdown most impacted the Company’s higher-margin permanent placement revenue, contributing to the Company’s gross profit margin of 20.7% versus 24.3% in the prior year.

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

For the first quarter of 2009, the Company reported a net loss of $0.9 million, including cost containment charges of $1.3 million primarily associated with severance payments and real estate exit costs. Excluding these charges, net earnings for the first quarter of 2009 were essentially breakeven. Cost reductions during the quarter were focused on establishing a leaner business platform that should enable the Company to be profitable at current business volumes and agile enough to react to improvements in the marketplace when economic conditions moderate.

Consolidated Discussion

Business Strategy

CDI’s strategic objective is to be a leading global provider of engineering and information technology (“IT”) outsourcing solutions and professional staffing. These services enable CDI’s customers to focus on their core competencies and drive profitable growth and return on capital investment.

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

Gross profit dollars and gross profit margin reflect CDI’s ability to realize pricing consistent with value provided, to address changes in market demand and to control and pass through direct costs. Gross profit margin will shift as a result of the mix of business. The Company is focused on improving margins over time through efforts to grow new higher margin business and to cycle out of lower margin business. Professional services revenue, consisting of permanent placement and franchise related services, has a significant impact on gross profit margin. Since there are no direct costs associated with professional services revenue, increases or decreases in such revenue can have a disproportionate impact on gross profit margin.

Operating profit is gross profit less operating and administrative expenses. Operating profit margin reflects the Company’s ability to adjust overhead costs to changing business volumes.

Return on net assets (“RONA”) reflects CDI’s ability to generate earnings while optimizing assets deployed in the business. RONA means the pre-tax earnings for the current quarter and preceding three quarters, divided by the average net assets at the beginning and end of that four quarter period. Net assets include total assets minus total liabilities excluding cash and cash equivalents and income tax accounts. A key driver of RONA is the Company’s ability to manage its accounts receivable, its largest asset.

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

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

During the first quarter of 2009, the Company achieved a RONA of 7.5%, primarily reflecting reduced profit levels. Operating profit margin declined from 3.7% to (0.3)% primarily due to reduced capital spending by petrochemical, chemical and industrial customers in the P & I vertical and the significant decline in permanent placement hiring in the Anders and MRI business segments, resulting in decreased revenue and profits. VCM was not calculated for 2009 because in this instance both revenue and operating profit declined.

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Consolidated Results of Operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008

The table that follows presents changes in revenue by service type along with selected financial information and some key metrics for the three-month periods ended March 31, 2009 and 2008:

	Three months ended March 31,				Increase (Decrease)
(in thousands)	2009	% of Total Revenue	2008	% of Total Revenue	$	%
Revenue
Staffing services	$157,391	68.8%	$199,271	67.8%	$(41,880)	(21.0)%
Project outsourcing services	65,523	28.7	77,263	26.3	(11,740)	(15.2)
Professional services	5,738	2.5	17,346	5.9	(11,608)	(66.9)

	$228,652	100.0%	$293,880	100.0%	$(65,228)	(22.2)%

Gross profit	$47,427	20.7%	$71,255	24.3%	$(23,828)	(33.4)%
Operating and administrative expenses	48,078	21.0	60,292	20.5	(12,214)	(20.3)
Operating profit (loss)	(651)	(0.3)	10,963	3.7	(11,614)	(105.9)
Net earnings (loss)	$(920)	(0.4)%	$7,924	2.7%	$(8,844)	(111.6)%
Cash and cash equivalents	$66,019		$110,043		$(44,024)	(40.0)%
Effective income tax rate	(32.6)%		35.1%
After-tax return on shareholders’ equity (1)	3.4%		9.8%
Pre-tax return on net assets(2)	7.5%		21.4%
Variable contribution margin(3)	NM		NM

(1)	Current quarter combined with the three preceding quarters’ earnings divided by the average shareholders’ equity.

(2)	Pre-tax earnings for the current quarter combined with the pre-tax earnings from the three preceding quarters, divided by the average net assets at the beginning and end of that four quarter period. Net assets include total assets minus total liabilities excluding cash and cash equivalents and income tax accounts.

(3)	Year-over-year change in operating profit divided by year-over-year change in revenues. The calculation for the first quarters of 2009 and 2008 are not meaningful (NM) because both revenue and operating profit declined in 2009 and revenues were relatively flat in 2008.

Revenue by service type includes the following:

•

Staffing services - Staffing services include providing the Company’s skilled engineering, IT, project management, architecture, construction and other professionals to work at a customer’s location under the supervision of customer personnel on a contractual basis for assignments that could range from several months to over one year. The Company also provides managed staffing services where the Company assumes overall management of a customer’s contract staffing functions. All of the Company’s four business segments provide customers with staffing services.

•

Project outsourcing services - Project outsourcing services include engineering and IT projects, often performed at a CDI facility or at a customer’s location under the supervision of CDI personnel, which provide a deliverable work product or service to the customer. These services are performed in the Company’s ES and ITS segments.

•

Professional services - Professional services include search, recruitment and permanent placement of technical, professional and managerial personnel; sales of new franchises; and services provided to franchisees to help them generate permanent placements. All of the Company’s four business segments provide customers with professional services.

Revenue for the first quarter of 2009 declined as compared to the first quarter of 2008. Anders and MRI experienced significant declines in professional services revenue due to a drop in permanent placement hiring as a result of declining employment markets in North America and the UK. ES experienced a decline in revenue in its P & I vertical due to reduced capital spending by petrochemical, chemical and industrial customers, reduced revenue from permanent placement and the ending of several alternative energy projects in late 2008 and early 2009.

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

These declines were partially offset by increased revenue from ITS, due primarily to a major account expansion, partially offset by reduced demand from customers in the automotive sector. Revenue also increased in ES’s Government Services vertical, due to renewed US federal government funding of several US Navy shipbuilding and ship design projects and acquisition-driven growth in ES’s Aerospace vertical, resulting from the 2008 acquisition of certain assets of TK Engineering.

Gross profit decreased primarily due to declines in revenue. Gross profit margin decreased due to the rapid decline of professional services revenue, lower levels of higher-margin project outsourcing and direct costs decreasing at a slower pace than revenue.

Consolidated operating and administrative expenses, including $1.3 million of severance and real estate exit costs, decreased primarily due to decreased headcount, cost containment measures and lower business volumes.

Operating profit declined to $(0.7) million and operating profit margin decreased from 3.7% to (0.3)% due to the factors noted above and infrastructure costs declining at a slower pace than revenue.

The Company’s effective income tax rate was (32.6)% and 35.1% for the quarters ended March 31, 2009 and 2008, respectively. The effective income tax rate for the quarter was unfavorably impacted by an increase related to uncertain tax positions and an adjustment to income taxes payable, projected losses in foreign jurisdictions on which no tax benefit has been provided and a larger percentage of projected annual income being subject to US and state taxes. The rate in 2008 was favorably impacted by investments in tax-exempt instruments and a higher proportion of foreign earnings, which are taxed at lower rates.

Cash balances increased by $4.3 million to $66.0 million from December 31, 2008 to March 31, 2009. The increase in cash was due to decreased working capital requirements, resulting from increases in accrued compensation and related expenses attributable to payroll timing.

On April 30, 2009, Chrysler LLC and certain of its affiliates (“Chrysler”) filed voluntary petitions for a structured bankruptcy under Chapter 11 of the US Bankruptcy Code. As of April 30, 2009, the Company had approximately $1.1 million in net accounts receivable due from Chrysler. As of March 31, 2009, the net accounts receivable balance from Chrysler was approximately $1.3 million (approximately $0.7 million after subsequent payments through April 30, 2009). It is reasonably possible that the Company may be unable to collect some of this accounts receivable balance. However, the Company does not believe it has sufficient information to determine, with any reliability, the amount of exposure regarding these accounts receivable. The Company has not made any bad debt provisions relating to this matter in its consolidated financial statements as of March 31, 2009.

Segment Discussion

ES

Business Strategy

ES’s business strategy is to pursue the development of long-term alliances with its customers as a cost-effective source provider of engineering services and professional staffing. By working as a core supplier and partner with its customers, ES is able to develop an understanding of its customers’ overall business needs as well as the unique technical needs of their projects. This approach creates the opportunity for ES to provide a greater and more integrated range of services to its customers to facilitate efficient project management, procurement, overall program integration and execution. This strategy requires ES to develop capabilities to provide services to its customers who have global requirements. The Company has recently formed a joint venture in Kuwait to provide access to engineering project work in Middle Eastern petrochemical, industrial and commercial infrastructure projects. Success of the ES business strategy is dependent upon maintaining and renewing its existing customers or contracts, continued capital spending by its major engineering customers, the ability to win new contract awards and accounts and the availability of labor at a reasonable cost. In addition, ES is strategically engaging in global arrangements to lower its labor costs for customers, to access a broader talent pool and to provide worldwide servicing capabilities for its global customers. ES provides professional recruitment outsourcing (“PRO”) services to manage a customer’s entire recruitment process. PRO services provide domestic and multi-national customers with a single source of professional and technical permanent placements across an entire organization. ES continues to develop its strategy to acquire broader skill sets and greater leverage for servicing the alternative energy markets, as it continues to pursue further business opportunities in those markets.

Key Performance Indicators

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

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

Return on net assets (“RONA”) reflects ES’s ability to generate earnings while optimizing assets deployed in the business. A key driver of RONA is the Company’s ability to manage its accounts receivable, its largest asset.

Results of Operations

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit for ES for the three months ended March 31, 2009 and 2008:

ES

	Three months ended March 31,				Increase (Decrease)
	2009		2008
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$68,322	53.2%	$82,143	52.6%	$(13,821)	(16.8)%
Project outsourcing services	59,315	46.1	70,878	45.4	(11,563)	(16.3)
Professional services	918	0.7	3,131	2.0	(2,213)	(70.7)

	128,555	100.0	156,152	100.0	(27,597)	(17.7)
Cost of service	103,388	80.4	121,452	77.8	(18,064)	(14.9)

Gross profit	25,167	19.6	34,700	22.2	(9,533)	(27.5)
Operating and administrative expenses	21,718	16.9	23,879	15.3	(2,161)	(9.0)

Operating profit	$3,449	2.7%	$10,821	6.9%	$(7,372)	(68.1)%

ES’s revenue decreased primarily due to:

•

Reduced capital spending by customers in its P & I vertical, notably in the petrochemical, chemical and industrial sectors, driven by the global economic slowdown and the late 2008 decline in commodity chemical and oil prices;

•	The ending of several alternative energy projects in combination with fewer project starts;

•	Declines in several staffing projects in the Company’s international operations; and

•	Declines in professional services related to contracts ending and declines in customers hiring.

The decreases listed above were partially offset by an increase in ES’s Aerospace vertical from revenue generated through the TK Engineering acquisition and continued organic revenue growth in its Government Services vertical.

ES’s gross profit dollars decreased during the first quarter of 2009 as compared to the first quarter of 2008 due primarily to declines in revenue. Gross profit margin decreased due to decreases in volume of outsourcing projects in its P & I vertical, as well as a rapid decline in higher-margin revenue from professional services.

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

ES’s operating and administrative expenses decreased during the first quarter of 2009 as compared to the first quarter of 2008 due primarily to decreased headcount as well as cost containment initiatives implemented in the fourth quarter of 2008. These expense reductions were partially offset by $0.8 million of severance and real estate exit costs. These first quarter 2009 rightsizing activities resulted in some savings in the first quarter of 2009 and the Company expects to realize additional savings from these actions in future quarters.

The following table presents changes in revenue from each of ES’s verticals for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,				Increase (Decrease)
	2009		2008
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
CDI-P & I (1)	$90,606	70.5%	$122,668	78.6%	$(32,062)	(26.1)%
CDI-Government Services	21,894	17.0	19,845	12.7	2,049	10.3
CDI-Aerospace (1)	16,055	12.5	13,639	8.7	2,416	17.7

	$128,555	100.0%	$156,152	100.0%	$(27,597)	(17.7)%

(1)	Revenue for 2008 has been reclassified to conform to the 2009 presentation.

The P & I vertical provides a full range of engineering, project management, design, professional staffing and outsourcing solutions to firms in oil, gas, refining, alternative energy, power generation and energy transmission, nuclear, chemical and heavy manufacturing industries. Typically, these customers are large, multi-national companies that use multiple service providers. In addition, P & I offers facility design, project management, engineering, professional staffing and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries. Contracts are awarded based on the ability to meet the specific requirements of each individual project. Revenue in the P & I vertical decreased in the first quarter of 2009 as compared to first quarter of 2008 due to decreases in capital spending by petrochemical, chemical and industrial customers, the ending of several alternative energy projects, fewer project starts and the slowing of several staffing projects in Canada.

The Government Services vertical focuses on providing engineering, design and logistics services to the defense industry, particularly in marine design, systems development and military aviation support. Revenue increased within the Government Services vertical in the first quarter of 2009 as compared to first quarter of 2008 primarily due to the vertical having won several new US Navy shipbuilding and ship design projects.

The Aerospace vertical provides a full range of engineering, design, project management, professional engineering staffing and outsourcing solutions to both the commercial and military aerospace markets. Revenue within the Aerospace vertical increased in the first quarter of 2009 as compared to first quarter of 2008, primarily as a result of revenue from TK Engineering, which was acquired in the third quarter of 2008.

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

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

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

MRI continues to focus its efforts on growing existing franchisees by devoting resources to field service teams. These teams focus on maximizing customer contact and developing customer-level business plans to establish clear metrics and optimize network member performance. In addition, due to the current economic climate, MRI is providing increased guidance to franchisees, focusing on financial business operations, cost containment and business efficiency. The ability of an individual franchisee to compete and operate successfully may be affected by the service quality of its office, the number of permanent placement offices operating in a particular industry segment, company reputation and other general and local economic factors.

MRI continues to provide training and operations support to enable its franchisees to develop contract staffing services capabilities in their offices. These capabilities potentially provide a franchise owner with a complementary revenue stream and may improve the potential market value of the franchise office. MRI is also exploring ways to leverage its size and footprint with vendor alliance relationships that will benefit the franchise owners and their customers.

In 2008, new franchisees located in the US paid an initial fee of approximately $100,000 and MRI was entitled to receive a portion of the initial fee paid by new subfranchisees located outside the US. Beginning in 2009, MRI implemented a new pricing structure in the US with an initial fee of approximately $40,000, a service fee, payable monthly for the first twelve months of operation, totaling $24,000 and a revised royalty rate schedule.

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

Gross profit dollars and gross profit margin reflect MRI’s ability to improve its franchisees’ permanent placement capabilities, thus increasing royalty payments to MRI. Additionally, gross profit margin reflects MRI’s ability to identify and sell franchise territories to new franchise owners, thus producing franchise sales revenue. In both cases, revenues flow directly through to gross profit dollars and gross profit margin. Revenue from the contract staffing business has associated direct costs included in gross profit dollars and gross profit margin and therefore growth in this business will reduce overall gross profit margin. However, MRI believes the contract staffing offering will create a stronger, more vibrant and profitable franchise business. Within contract staffing, gross profit dollars and gross profit margin can be increased as franchise owners build their staffing and recruiting capabilities to generate higher bill rates for the placement of higher level professionals.

Return on net assets (“RONA”) reflects MRI’s ability to generate earnings while optimizing assets deployed in the business. A key driver of RONA is the Company’s ability to manage its accounts receivable, its largest asset.

Results of Operations

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended March 31, 2009 and 2008:

MRI

	Three months ended March 31,				Increase (Decrease)
	2009		2008
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$10,884	74.4%	$12,996	66.2%	$(2,112)	(16.3)%
Professional services	3,737	25.6	6,635	33.8	(2,898)	(43.7)

	14,621	100.0	19,631	100.0	(5,010)	(25.5)
Cost of service	7,566	51.7	8,937	45.5	(1,371)	(15.3)

Gross profit	7,055	48.3	10,694	54.5	(3,639)	(34.0)
Operating and administrative expenses	7,051	48.3	8,444	43.0	(1,393)	(16.5)

Operating profit	$4	0.0%	$2,250	11.5%	$(2,246)	(99.8)%

MRI’s contract staffing revenue declined due to the completion of a project with a major customer. The decline in professional services revenue was primarily driven by lower royalties and franchise sales. The decline in royalties reflects a decline in same-store sales due to weakened hiring demand resulting from the global economic downturn beginning toward the end of 2008 and continuing in 2009.

MRI’s gross profit dollars decreased due primarily to the declines in both staffing services and professional services revenue mentioned above. Gross profit margin declined as higher-margin professional services revenue decreased at a faster pace than the lower-margin contract staffing services revenue.

MRI’s operating and administrative expenses decreased primarily due to:

•	Cost containment initiatives put into place in late 2008;

•	Decreased headcount; and

•

The absence of a one-time $0.6 million charge to bad debt related to MRI Worldwide, a former master licensee, which occurred in the first quarter of 2008. This was partially offset by increased bad debt reserves related to domestic franchises.

Operating and administrative expenses for the first quarter of 2009 included $0.2 million of severance costs and legal fees associated with the previously disclosed termination of the Company’s master franchise agreement with MRI Worldwide Network, Limited.

Anders

Business Strategy

Anders is focused on providing recruitment services within the UK and Australian construction and infrastructure environment. Anders seeks to deliver these services through the management of an efficient branch office operation that provides customers with qualified contract and permanent professionals. Efficient branch office operations are, in management’s belief, characterized by skilled managers leading production teams of consultants and recruitment assistants to meet customers’ contract and permanent staffing needs. Management believes Anders’ utilization of web-based recruiting is critical to providing it with a large pool of highly qualified candidates and enhances the Company’s ability to filter candidates to meet specific customer needs. Additionally, over time, Anders is looking to capitalize on and develop its international capabilities in order to provide services to its customers who have global requirements.

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

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

Anders’ offices in Australia provide a pool of candidates to the UK labor market, in addition to generating business from Australia-based customers.

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

Return on net assets (“RONA”) reflects Anders’ ability to generate earnings while optimizing assets deployed in the business. A key driver of RONA is the Company’s ability to manage its accounts receivable, its largest asset.

Results of Operations

The following table presents changes in revenue by service type , cost of service, gross profit, operating and administrative expenses and operating profit (loss) for Anders for the three months ended March 31, 2009 and 2008 in US dollars:

Anders

	Three months ended March 31,				Increase (Decrease)
	2009		2008
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$27,057	96.5%	$54,351	88.0%	$(27,294)	(50.2)%
Professional services	977	3.5	7,389	12.0	(6,412)	(86.8)

	28,034	100.0	61,740	100.0	(33,706)	(54.6)
Cost of service	23,135	82.5	46,076	74.6	(22,941)	(49.8)

Gross profit	4,899	17.5	15,664	25.4	(10,765)	(68.7)
Operating and administrative expenses	6,098	21.8	12,889	20.9	(6,791)	(52.7)

Operating profit (loss)	$(1,199)	(4.3)%	$2,775	4.5%	$(3,974)	(143.2)%

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

To more effectively discuss the comparative results of operations for the three months ended March 31, 2009 and 2008, the following table presents Anders’ results on a constant currency basis (in thousands of British pounds):

Anders

	Three months ended March 31,				Increase (Decrease)
	2009		2008
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£18,993	96.5%	£27,393	88.0%	£(8,400)	(30.7)%
Professional services	689	3.5	3,724	12.0	(3,035)	(81.5)

	19,682	100.0	31,117	100.0	(11,435)	(36.7)
Cost of service	16,240	82.5	23,223	74.6	(6,983)	(30.1)

Gross profit	3,442	17.5	7,894	25.4	(4,452)	(56.4)
Operating and administrative expenses	4,280	21.8	6,496	20.9	(2,216)	(34.1)

Operating profit (loss)	£(838)	(4.3)%	£1,398	4.5%	£(2,236)	(159.9)%

Anders’ staffing services revenue decreased primarily due to the conclusion of customer projects during 2008 and early 2009 and a decline in new customer project starts. The decrease in professional services revenue is primarily due to the significant drop in permanent placement hiring as a result of increased unemployment and weaker demand in the construction market in the UK.

Anders’ gross profit pounds decreased due primarily to the decline in revenue. Gross profit margin decreased during the first quarter of 2009 as compared to the first quarter of 2008 due to the significant decline in higher-margin professional services revenue.

Anders’ decrease in operating and administrative expenses during the first quarter of 2009 as compared to the first quarter of 2008 was primarily due to lower salaries and variable compensation as a result of decreased headcount, lower business volumes, office downsizing and other cost containment measures.

Anders’ operating profit declined during the first quarter of 2009 as compared to first quarter of 2008 due to the significant decline in revenue, partially offset by the decrease in operating and administrative expenses mentioned above.

ITS

Business Strategy

ITS provides a variety of information technology related services to its customers. These services include staffing, consulting and outsourcing. These service offerings require recruiting and retaining IT talent for contract and permanent IT positions, industry expertise and the ability to determine appropriate solutions for IT needs. ITS’s customers are primarily Fortune 1000 companies with high volume IT requirements and/or the need to augment their own staff on a flexible basis.

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

While staffing continues to be a core offering, ITS is focusing its efforts on providing higher value IT outsourcing and consulting services through the development of expertise in five technology areas: quality assurance, application development and maintenance, program management, service desk management and IT security and risk management. This effort to shift the emphasis towards higher value IT services is consistent with CDI’s core business strategy. ITS seeks to provide a full range of integrated IT services to its customers. ITS also seeks to differentiate itself from the competition and optimize the customer’s IT infrastructure, all while targeting a reduction in overall IT costs and improved service levels.

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

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

Return on net assets (“RONA”) reflects ITS’s ability to generate earnings while optimizing assets deployed in the business. A key driver of RONA is the Company’s ability to manage its accounts receivable, its largest asset.

Results of Operations

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit for ITS for the three months ended March 31, 2009 and 2008:

ITS

	Three months ended March 31,				Increase (Decrease)
	2009		2008
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$51,128	89.0%	$49,781	88.3%	$1,347	2.7%
Project outsourcing services	6,208	10.8	6,385	11.4	(177)	(2.8)
Professional services	106	0.2	191	0.3	(85)	(44.5)

	57,442	100.0	56,357	100.0	1,085	1.9
Cost of service	47,136	82.1	46,160	81.9	976	2.1

Gross profit	10,306	17.9	10,197	18.1	109	1.1
Operating and administrative expenses	9,078	15.8	9,994	17.7	(916)	(9.2)

Operating profit	$1,228	2.1%	$203	0.4%	$1,025	504.9%

ITS’s revenue increased slightly, primarily due to increases in staffing services, largely from a major account expansion, partially offset by reduced demand for staffing services in the automotive sector.

ITS’s gross profit dollars increased during the first quarter of 2009 as compared to the first quarter of 2008 primarily due to increases in revenue from contract staffing. ITS’s gross profit margin was slightly lower due to increases in lower margin staffing business, partially offset by the Company’s ability to pass through certain customer bill rate reductions to billable personnel.

ITS’s operating and administrative expenses, including $0.2 million of severance costs, decreased during the first quarter of 2009 as compared to first quarter of 2008 primarily due to continued cost containment initiatives beginning in mid-2008.

ITS’s operating profit increased during the first quarter of 2009 as compared to first quarter of 2008 primarily due to effective cost containment measures, partially offset by the $0.2 million of severance costs.

Corporate

Corporate expenses totaled $4.4 million in the first quarter of 2009 as compared to $5.1 million in the first quarter of 2008. The decrease of $0.7 million was principally the result of lower variable compensation costs and cost containment measures.

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Liquidity and Capital Resources

The following table summarizes the net cash provided by (used in) for the major captions from the Company’s consolidated statements of cash flows:

	Three months ended March 31,
(in thousands)	2009	2008
Operating Activities	$9,701	$(5,484)
Investing Activities	(1,525)	(5,959)
Financing Activities	(3,198)	(5,378)

Operating Activities

During the first three months of 2009, net cash provided by operating activities was $9.7 million, driven mostly by lower working capital requirements, partially offset by lower earnings. Operating cash flow was above prior year by $15.2 million, primarily due to lower working capital requirements of $27.2 million, reflecting a smaller increase in receivables, decreases in prepaid expenses and increases in accounts payable and accrued expenses and other current liabilities, partially offset by lower earnings of $8.8 million.

Investing Activities

During the first three months of 2009, net cash used in investing activities decreased by $4.4 million, as compared to the same period in 2008. The Company’s primary investing activities in the first three months of 2009 were purchases of property and equipment. During the first three months of 2009, capital expenditures totaled $1.7 million, as compared to $4.4 million in the same period in 2008. The decrease in capital spending was primarily due to larger capital expenditures in the first quarter of 2008 for recruitment and financial systems-related technology projects, additional leasehold improvements and furniture for new offices. In the first quarter of 2009, capital expenditures related primarily to implementation of a financial system upgrade and software purchases in the Aerospace vertical of ES. Capital spending for the full year of 2009 is expected to be approximately $9 to $11 million. In addition, in the first quarter of 2008, the Company invested $1.7 million in trademarks.

Financing Activities

During the first three months of 2009, net cash used in financing activities decreased by $2.2 million, as compared to the same period in 2008. The Company paid shareholders dividends totaling $2.5 million and $2.6 million during the first three months of 2009 and 2008, respectively. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements. In the first quarter of 2008, the Company repurchased 72,400 shares of its common stock in the open market for $1.8 million in cash. The Company did not repurchase any shares of its common stock under the repurchase program in the first quarter of 2009.

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

Critical Accounting Policies and Estimates

The Company’s consolidated interim financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated.

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The critical accounting estimates and assumptions identified in the Company’s 2008 Annual Report on Form 10-K filed on March 11, 2009 with the Securities and Exchange Commission have not materially changed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. The Company engages in hedging activities with respect to certain of its foreign operations.

During the first quarter of 2009, the Company entered into zero cost collar option contracts (“options”) to hedge portions of its British pound sterling and Canadian dollar currency forecasted earnings. The options are for various amounts in local currency on a quarterly basis and expire respectively at the end of the first, second and third quarters in 2009. During the first quarter of 2008, the Company entered into zero cost collar option contracts to hedge portions of its British pound sterling, Euro, Canadian dollar and Australian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and expired respectively at the end of the first, second, third and fourth quarters in 2008. These options have a range of foreign exchange rates, which provide a hedge against foreign results that are translated at rates outside the range. These options do not have a premium. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), these instruments are accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in earnings currently, while the impact of translating the foreign based income into US dollars is recognized throughout the year. For the three months ended March 31, 2009, the Company recorded a net gain of $167 thousand related to these options, consisting of a realized gain of $34 thousand and an unrealized gain of $133 thousand. The net gains were recorded in interest income and other expense in the consolidated statements of operations. For the three months ended March 31, 2008, the Company recorded a net gain of $300 thousand related to these options, consisting of a realized loss of $20 thousand and an unrealized gain of $320 thousand. The net gains were recorded in interest income and other expense in the consolidated statements of operations. (See Note 3 – Fair Value Disclosures, in the notes to the consolidated financial statements for additional information.)

The following table details the Company’s outstanding foreign exchange zero cost collar option contracts at March 31, 2009:

					Notional Amount (in thousands)	Foreign Currency in US $
Local Currency	Effective Date	Maturity Date	Currency Date			Floor Rate	Ceiling Rate
British Pound	1/9/2009	6/26/2009	note	(1)	955	1.4800	1.5280
British Pound	1/9/2009	9/25/2009	note	(2)	835	1.4800	1.5280
Canadian Dollar	1/9/2009	6/26/2009	note	(1)	1,370	0.8100	0.8414
Canadian Dollar	1/9/2009	9/25/2009	note	(2)	850	0.8100	0.8414

(1)	The exercise rate is determined by taking an average of the spot rates on the following dates: 3/27/2009, 4/24/2009, 5/22/2009 and 6/26/2009.

(2)	The exercise rate is determined by taking an average of the spot rates on the following dates: 6/26/2009, 7/24/2009, 8/21/2009 and 9/25/2009.

As of and during the three months ended March 31, 2009 and 2008, the Company had no borrowings outstanding under its $45.0 million committed, unsecured revolving credit facility. The Company’s cash balances are primarily invested in money market investments primarily at variable rates. Due to the Company’s cash balance, interest rate fluctuations will affect the Company’s return on its investments.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company has litigation and other claims pending which have arisen in the ordinary course of business. Except as described below, management believes there are substantive defenses and/or insurance and specific accounting reserves established such that the outcome of these pending matters should not have a material adverse effect on the business, financial condition or results of operations of the Company.

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the UK construction recruitment industry. The Company has fully cooperated with the OFT in the investigation under the OFT’s corporate leniency program. On October 21, 2008, the OFT issued a Statement of Objections in which the OFT proposes to make a finding that Anders violated the UK Competition Act of 1998. In response to the Statement of Objections, on January 16, 2009 the Company submitted written representations to the OFT and on February 18, 2009 the Company made an oral presentation to the OFT. Although the Statement of Objections does not propose a specific fine, based on the contents of the Statement of Objections, the Company continues to believe that a fine will be imposed and that the amount of such fine could be material. The Company does not believe the Statement of Objections provides sufficient new information for the Company to determine, with any reliability, the amount of the fine or an estimated range of the fine, nor does the document make it clear when the Company might be able to reach a reliable estimate. The Company has not made any provisions for any fine or other liabilities relating to this matter in its consolidated financial statements as of March 31, 2009.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Part I, Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On February 26, 2008, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding common stock (the “Repurchase Program”). Repurchases have been made from time to time beginning March 4, 2008 depending upon the Company’s share price and other relevant factors. Repurchases may be made in the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time. No shares of CDI Corp. common stock were repurchased by the Company during the three months ended March 31, 2009. As of March 31, 2009, there remained an outstanding authorization to repurchase approximately $20.0 million of outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	2009 Executive Incentive Program applicable to the executive officers of the Registrant.

10.2	Form of 2009 Performance-Contingent Deferred Stock Agreement for executive officers of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.

Date: May 8, 2009	By:	/s/ Mark A. Kerschner
Mark A. Kerschner
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

10.1	2009 Executive Incentive Program applicable to the executive officers of the Registrant.

10.2	Form of 2009 Performance-Contingent Deferred Stock Agreement for executive officers of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.