Form 10-Q
period 2009-06-30
CDI CORP
filed 2009-08-06
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 31, 2009 was as follows:

Common stock, $.10 par value per share	18,953,531 shares
Class B common stock, $.10 par value per share	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$77,932	$61,761
Accounts receivable, less allowance for doubtful accounts of $6,731 - June 30, 2009; $6,614 - December 31, 2008	182,277	193,338
Prepaid expenses and other current assets	5,812	7,499
Prepaid income taxes	5,236	4,267
Deferred income taxes	6,646	6,428

Total current assets	277,903	273,293
Property and equipment, net	32,703	33,974
Deferred income taxes	6,453	6,445
Goodwill and other intangibles	61,825	59,523
Other non-current assets	9,646	9,964

Total assets	$388,530	$383,199

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$3,880	$1,965
Accounts payable	27,052	27,950
Withheld payroll taxes	3,527	1,291
Accrued compensation and related expenses	33,467	32,425
Other accrued expenses and other current liabilities	13,088	16,362

Total current liabilities	81,014	79,993
Deferred compensation and other non-current liabilities	11,599	11,821

Total liabilities	92,613	91,814

Commitments and Contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 21,409,706 shares - June 30, 2009; 21,361,408 shares - December 31, 2008	2,141	2,136
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	56,268	54,377
Retained earnings	293,192	298,981
Accumulated other comprehensive loss	(3,470)	(11,743)
Less common stock in treasury, at cost - 2,456,175 shares at June 30, 2009 and December 31, 2008	(52,366)	(52,366)

Total CDI shareholders’ equity	295,765	291,385
Noncontrolling interest (Note 6)	152	—

Total shareholders’ equity	295,917	291,385

Total liabilities and shareholders’ equity	$388,530	$383,199

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$215,426	$289,211	$444,078	$583,091
Cost of service	171,147	221,629	352,372	444,254

Gross profit	44,279	67,582	91,706	138,837
Operating and administrative expenses	43,751	56,826	91,829	117,118

Operating profit (loss)	528	10,756	(123)	21,719
Other income (expense), net	(143)	613	116	1,861
Equity in losses from affiliated companies	(279)	—	(581)	—

Earnings (loss) before income taxes	106	11,369	(588)	23,580
Income tax expense	50	4,390	276	8,677

Net earnings (loss)	56	6,979	(864)	14,903
Less: loss attributable to the noncontrolling interest (Note 6)	(3)	—	(3)	—

Net earnings (loss) attributable to CDI	$59	$6,979	$(861)	$14,903

Basic net earnings (loss) attributable to CDI per share	$0.00	$0.34	$(0.05)	$0.73

Diluted net earnings (loss) attributable to CDI per share	$0.00	$0.34	$(0.05)	$0.73

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Common stock
Beginning of period	$2,139	$2,134	$2,136	$2,130
Stock purchase plan	2	1	2	1
Time-vested deferred stock, stock appreciation rights and restricted stock	—	1	3	5

End of period	$2,141	$2,136	$2,141	$2,136

Additional paid-in-capital
Beginning of period	$55,393	$51,933	$54,377	$50,898
Exercise of stock options	—	51	—	51
Stock-based compensation	992	938	2,283	2,001
Tax expense from stock plans	(117)	(7)	(392)	(35)

End of period	$56,268	$52,915	$56,268	$52,915

Retained earnings
Beginning of period	$295,596	$295,186	$298,981	$289,908
Net earnings (loss) attributable to CDI	59	6,979	(861)	14,903
Dividends paid to shareholders	(2,463)	(2,638)	(4,928)	(5,284)

End of period	$293,192	$299,527	$293,192	$299,527

Accumulated other comprehensive income (loss)
Beginning of period	$(13,509)	$13,814	$(11,743)	$14,426
Translation adjustments	10,039	93	8,273	(519)

End of period	$(3,470)	$13,907	$(3,470)	$13,907

Treasury stock
Beginning of period	$(52,366)	$(24,166)	$(52,366)	$(22,384)
Shares repurchased	—	—	—	(1,782)

End of period	$(52,366)	$(24,166)	$(52,366)	$(24,166)

Noncontrolling interest
Beginning of period	$—	$—	$—	$—
Contribution from the noncontrolling interest to joint venture (Note 6)	152	—	152	—
Translation adjustments	3	—	3	—
Net loss attributable to noncontrolling interest	(3)	—	(3)	—

Total	$152	$—	$152	$—

Comprehensive income (loss)
Net earnings (loss) attributable to CDI	$59	$6,979	$(861)	$14,903
Translation adjustments attributable to CDI	10,039	93	8,273	(519)

Comprehensive income (loss) attributable to CDI	10,098	7,072	7,412	14,384
Net loss attributable to noncontrolling interest	(3)	—	(3)	—
Translation adjustments attributable to noncontrolling interest	3	—	3	—

Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	—

Total comprehensive income (loss)	$10,098	$7,072	$7,412	$14,384

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net earnings (loss)	$(864)	$14,903
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation	5,468	5,698
Amortization	270	—
Deferred income taxes	(226)	589
Equity in losses of affiliated companies	581	—
Stock-based compensation	1,573	2,010
Foreign currency options	18	(35)
Changes in operating assets and liabilities:
Accounts receivable, net	13,860	(3,899)
Prepaid expenses	1,833	(1,034)
Accounts payable	(1,018)	(2,773)
Accrued expenses and other current liabilities	(603)	(8,223)
Income taxes receivable/payable	(1,361)	751
Other assets, non-current liabilities and other	226	223

Net cash provided by operating activities	19,757	8,210

Investing activities:
Additions to property and equipment	(3,946)	(5,958)
Investment in trademarks	—	(1,726)
Other	274	323

Net cash used in investing activities	(3,672)	(7,361)

Financing activities:
Dividends paid to shareholders	(4,928)	(5,283)
Shares repurchased under the stock repurchase program	—	(1,782)
Cash overdraft	1,915	640
Proceeds from exercises of employee stock options	—	51
Tax benefit from equity compensation plans	—	10

Net cash used in financing activities	(3,013)	(6,364)

Effect of exchange rate changes on cash	3,099	(121)

Net increase (decrease) in cash and cash equivalents	16,171	(5,636)
Cash and cash equivalents at beginning of period	61,761	127,059

Cash and cash equivalents at end of period	$77,932	$121,423

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$1,254	$7,193

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of CDI Corp. (“CDI” or “the Company”) are unaudited. The balance sheet as of December 31, 2008 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2008, as included in the Company’s Form 10-K filed on March 11, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period information has been reclassified to conform to the current period presentation. In addition, the consolidated statement of cash flows for the six months ended June 30, 2008 was revised to reflect the investment in trademarks as an investing activity item rather than an operating activity item. The effect was to increase net cash provided by operating activities by $1,726 and increase net cash used in investing activities by $1,726.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the related underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, and other long-lived assets, legal contingencies and assumptions used in the calculations of income taxes. These estimates and assumptions are based on management’s estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results will differ, and could differ significantly, from these estimates. Results for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the full year.

2.	Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 157 for nonfinancial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. (See Note 3 – Fair Value Disclosures for additional information on fair value measurements.)

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements. (See Note 4 – Derivative Instruments for additional information on derivative instruments.)

Effective January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The adoption of FSP No. 142-3 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-06-1”), which clarifies EITF No. 03-6, Participating Securities and the Two-Class Method Under FAS No. 128. Under FSP EITF No. 03-06-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities, and the two-class method of computing earnings per share is required for all periods presented. The

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

impact of the new method is immaterial and therefore the Company has not disclosed a reconciliation between the treasury stock method and the two class method.

Effective June 30, 2009, the Company adopted the provisions of SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 defines: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may require potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS No. 168”). Pursuant to SFAS No. 168, the FASB Codification will become the sole source of authoritative US GAAP and all references to authoritative literature will need to be in the codification format. The provisions of SFAS No. 168 will be effective for the Company’s third fiscal quarter beginning July 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

During the first quarter of 2009, the Company entered into zero cost collar option contracts (“options”) to hedge portions of its British pound sterling and Canadian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and expire respectively at the end of the first, second and third quarters in 2009. During the second quarter of 2009, the Company unwound the British pound sterling options set to expire in the second and third quarters, and entered into an option to hedge portions of its forecasted earnings in Canadian dollars for the fourth quarter. During the first quarter of 2008, the Company entered into zero cost collar option contracts to hedge portions of its British pound sterling, Euro, Canadian dollar and Australian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and expired respectively at the end of the first, second, third and fourth quarters in 2008. These options have a range of foreign exchange rates, which provide a hedge against foreign results that are translated at rates outside the range. These options do not have a premium. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), these instruments are accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in earnings currently, while the impact of translating the foreign based income into US dollars is recognized throughout the year. For the six months ended June 30, 2009, the Company recorded a net loss of $64 related to these options, consisting of a realized loss of $46 and an unrealized loss of $18. The net losses were recorded in other income (expense), net in the consolidated statements of operations. For the six months ended June 30, 2008, the Company recorded a net gain of $69 related to these options, consisting of a realized gain of $34 and an unrealized gain of $35. The net gains were recorded in other income (expense), net in the consolidated statements of operations.

The Company maintains a nonqualified Deferred Compensation Plan for highly compensated employees. The assets of the plan are held in the name of CDI at a third party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The plan assets are recorded in other non-current assets and the related liability amounts are recorded in deferred compensation and other non-current liabilities in the consolidated balance sheets. The following tables outline by major category, the assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and June 30, 2009:

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

		Fair Value Measurements At June 30, 2009 Using
Description	Fair Value Measurements at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency zero cost option contracts	$(18)	$—	$(18)	$—
Mutual funds included in deferred compensation plan(1)	5,983	5,983	—	—

Total assets	$5,965	$5,983	$(18)	$—

(1)	Included in deferred compensation and other non-current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

		Fair Value Measurements At December 31, 2008 Using
Description	Fair Value Measurements at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds included in deferred compensation plan(1)	$5,415	$5,415	$—	$—

Total assets	$5,415	$5,415	$—	$—

(1)	Included in deferred compensation and other non-current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

4.	Derivative Instruments

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

As disclosed in Note 3 – Fair Value Disclosures, the Company has entered into zero cost collar option contracts. The notional principal of the options at June 30, 2009 was $1.6 million when converted to US dollars. If all counterparties failed to perform according to the terms of the option contracts, based on the June 30, 2009 currency exchange rates, the Company would have no exposure.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The following table shows the total fair value of the foreign currency zero cost option contracts included in the Company’s consolidated balance sheet:

	Fair Value of Derivative Instruments
	Asset Derivatives June 30, 2009		Liability Derivatives June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency zero cost option contracts	Prepaid expenses and other current assets	$24	Other accrued expenses and other current liabilities	$42

The following table shows the effect of the foreign currency zero cost option contracts included in the Company’s consolidated statements of operations:

Effect of Derivative Instruments on the Consolidated Statements of Operations

During the Three and Six Months ended June 30, 2009

	Location of loss recognized in income on derivatives	Amount of loss recognized in income on derivatives during the three months ended June 30, 2009	Amount of loss recognized in income on derivatives during the six months ended June 30, 2009
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency zero cost option contracts	Interest income and other expenses, net	$231	$64

5.	Goodwill and Other Intangible Assets

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

As a result of the first step of the impairment test, the Company determined that there was no goodwill impairment as of March 31, 2009. No triggering events for impairment testing were identified for the quarter ended June 30, 2009. The Company will continue to closely monitor the recoverability of its goodwill assets.

The following table summarizes the changes in the Company’s carrying value of goodwill and other intangible assets by reportable segment from December 31, 2008 to June 30, 2009:

	Balance at December 31, 2008	Amortization	Translation Adjustments	Balance at June 30, 2009
Goodwill
CDI - Enginering Solutions (“ES”)	$22,179	$—	$—	$22,179
CDI - AndersElite (“Anders”)	17,873	—	2,284	20,157
Management Recruiters International (“MRI”)	9,431	—	288	9,719

Total goodwill	49,483	—	2,572	52,055

Other intangible assets
MRI - Trademarks	2,165	—	—	2,165
ES - Customer Relationship	7,875	(270)	—	7,605

Total goodwill and other intangible assets	$59,523	$(270)	$2,572	$61,825

6.	Joint Venture

In the second quarter of 2008, the Company announced the formation of a new company, called CDI – Pycopsa Ingeniería y Construcción, S. de R.L. de C.V. (“the joint venture”) with Proyectos y Construcciónes del Puerto, S.A. de C.V. (“Pycopsa”), a Mexico-based construction and industrial maintenance company. In June 2009, the joint venture began operations. The Company owns a 79% interest and Pycopsa owns a 21% interest in the joint venture. The Company contributed $204 of cash, $260 of fixed assets and $95 of other noncash assets to the joint venture. Pycopsa contributed $152 of fixed assets and other noncash assets to the joint venture. The joint venture had a pre-tax loss of $13 for the month ended June 30, 2009.

Beginning on June 1, 2009, the results of operations of the joint venture are included in the Company’s consolidated statements of operations, under the provisions of SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. The Company disclosed the $152 noncontrolling interest of Pycopsa in the joint venture as a separate line item in the equity section of its consolidated balance sheet and by eliminating earnings or losses attributable to the noncontrolling interest in its consolidated statements of operations.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

7.	Short-term Borrowings

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

The restrictive covenants contained in the credit agreement limit the Company with respect to, among other things, subsidiary indebtedness, creating liens on its assets, mergers or consolidations, disposition of assets other than in the ordinary course of business, acquisitions and investments. Additionally, the Company is required by the agreement to maintain a minimum Adjusted EBITDA (as defined in the credit agreement) to interest and rent expense ratio of 1.5 to 1.0, not exceed a maximum Debt to Consolidated EBITDA (as defined in the credit agreement) ratio of 2.5 to 1.0 and maintain a minimum shareholders’ equity balance.

During the six months ended June 30, 2009, the Company did not have any outstanding borrowings under the revolving credit facility and was in compliance with all covenants under the credit agreement. Additionally, the Company has a $10.2 million uncommitted, demand unsecured line of credit with Brown Brothers Harriman & Co., under which the bank issues, at its sole discretion, standby letters of credit to the Company. At June 30, 2009, the Company had $6.8 million of outstanding letters of credit issued against this line of credit.

8.	Earnings (Loss) Attributable to CDI Per Share

Both basic and diluted earnings (loss) attributable to CDI per share (“EPS”) for all periods are calculated based on the reported earnings (loss) attributable to CDI in the Company’s consolidated statements of operations.

On February 26, 2008, CDI’s Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding common stock. Repurchases will be made from time to time depending upon the Company’s share price and other relevant factors. Repurchases may be made in the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares and the Company may terminate the repurchase program at any time. During the six months ended June 30, 2009, the Company did not repurchase any common stock.

The number of common shares used to calculate basic and diluted earnings (loss) attributable to CDI per share for the three and six months ended June 30, 2009 and 2008 was determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic
Average shares outstanding	18,944,810	20,311,747	18,928,836	20,321,302
Restricted shares issued not vested	(10,000)	(26,418)	(10,000)	(18,918)

	18,934,810	20,285,329	18,918,836	20,302,384

Diluted
Shares used for basic calculation	18,934,810	20,285,329	18,918,836	20,302,384
Dilutive effect of shares / units granted under Omnibus Stock Plan	11,913	72,171	—	52,241
Dilutive effect of units issuable under Stock Purchase Plan	115,498	94,757	—	80,742

	19,062,221	20,452,257	18,918,836	20,435,367

Outstanding awards granted under both the Omnibus Stock Plan and the Stock Purchase Plan of 1,120,106 and 805,288 shares were excluded from the computation of EPS for the three months ended June 30, 2009 and 2008, respectively, because their effect would

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

have been anti-dilutive. Outstanding awards granted under both the Omnibus Stock Plan and the Stock Purchase Plan of 1,299,327 and 879,200 shares were excluded from the computation of EPS for the six months ended June 30, 2009 and 2008, respectively, because their effect would have been anti-dilutive.

9.	Income Taxes

The Company calculates an effective income tax rate each quarter based upon forecasted annual income by jurisdiction, statutory tax rates and other tax-related items. The impact of discrete items is recognized in the interim period in which it occurs.

The effective tax rates for the three months ended June 30, 2009 and 2008 were 47.2% and 38.6%, respectively. The income tax rate in 2009 was unfavorably impacted by provisions for state and foreign taxes and projected losses in foreign jurisdictions on which no tax benefit has been recognized or on which the tax benefit was recognized at tax rates lower than the US rate.

The effective tax rates for the six months ended June 30, 2009 and 2008 were (46.9)% and 36.8%, respectively. The income tax rate for 2009 was unfavorably impacted by projected losses in foreign jurisdictions on which no tax benefit has been recognized or on which the tax benefit was recognized at tax rates lower than the US rate, an increase related to uncertain tax positions and an adjustment to income taxes payable.

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

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by CDI AndersElite (“Anders”) and a number of its competitors in the UK construction recruitment industry. The Company has fully cooperated with the OFT in the investigation under the OFT’s corporate leniency program. On October 21, 2008, the OFT issued a Statement of Objections in which the OFT proposes to make a finding that Anders violated the UK Competition Act of 1998. In response to the Statement of Objections, on January 16, 2009 the Company submitted written representations to the OFT and on February 18, 2009 the Company made an oral presentation to the OFT. Although the Statement of Objections does not propose a specific fine, based on the contents of the Statement of Objections, the Company continues to believe that a fine will be imposed and that the amount of such fine could be material. The Company does not believe the Statement of Objections provides sufficient new information for the Company to determine, with any reliability, the amount of the fine or an estimated range of the fine, nor does the document make it clear when the Company might be able to reach a reliable estimate. The Company has not made any provisions for any fine or other liabilities relating to this matter in its consolidated financial statements as of June 30, 2009.

The Company maintains a global master agreement with a large on-line job posting and search service for the benefit of its operating segments and MRI franchise network. The agreement is for three years beginning in 2008, and provides volume pricing benefits in return for guaranteed minimum payments. At June 30, 2009, the aggregate minimum payments remaining for the years ended 2009 and 2010 are $1,021 and $3,308, respectively. The Company has historically exceeded the contract minimums; however, given the current global economic conditions, there is uncertainty regarding its ability to meet or exceed the minimum in 2009.

11.	Reporting Segments

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

Segment data is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
ES	$118,456	$153,100	$247,011	$309,252
MRI	13,233	19,401	27,854	39,032
Anders	25,517	60,245	53,551	121,985
ITS	58,220	56,465	115,662	112,822

	$215,426	$289,211	$444,078	$583,091

Operating profit (loss):
ES	$3,497	$8,953	$6,946	$19,774
MRI	470	3,493	474	5,743
Anders	(1,930)	1,489	(3,129)	4,264
ITS	1,879	1,140	3,107	1,343
Corporate	(3,667)	(4,319)	(8,102)	(9,405)

	249	10,756	(704)	21,719

Less equity in losses from affiliated companies	279	—	581	—

Total operating profit (loss)	$528	$10,756	$(123)	$21,719

Equity in losses from affiliated companies	(279)	—	(581)	—
Other income (expense), net	(143)	613	116	1,861

Net earnings (loss) before income taxes	$106	$11,369	$(588)	$23,580

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially all from external customers.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Segment asset data is presented in the table below:

	June 30, 2009	December 31, 2008
Assets:
ES	$139,378	$150,232
MRI	25,536	27,820
Anders	44,223	44,918
ITS	63,388	60,099
Corporate	116,005	100,130

	$388,530	$383,199

12.	Subsequent Events

The Company has considered subsequent events through the filing of this Quarterly Report on Form 10-Q on August 6, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about the Company’s strategies for growth and future financial results (such as revenues, pre-tax profit and tax rates), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: continued weakness in general economic conditions and levels of capital spending by customers in the industries the Company serves; further weakness in the financial and capital markets, which may result in the postponement or cancellation of the CDI customers’ capital projects or the inability of CDI’s customers to pay the Company’s fees; competitive market pressures; the Company’s ability to maintain and grow its revenue base; the availability and cost of qualified labor; adverse consequences arising out of the UK Office of Fair Trading investigation; credit risks associated with the Company’s customers; the Company’s level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in customers’ attitudes towards outsourcing; changes in tax laws and other government regulations; the possibility of incurring liability for the Company’s activities, including the activities of the Company’s temporary employees; the Company’s performance on customer contracts; and government policies or judicial decisions adverse to the Company’s businesses. More detailed information about some of these risks and uncertainties may be found in the Company’s filings with the SEC, particularly in the section entitled “Risk Factors” in Part 1, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context otherwise requires, all references herein to “CDI,” “the Registrant,” “the Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

Executive Overview

Continued weak macroeconomic conditions influenced the Company’s second quarter 2009 results. A very weak permanent placement hiring environment in a broad sector of US industries and in the UK construction industry caused significant year-over-year declines in higher-margin permanent placement revenue at CDI AndersElite (“Anders”) and royalty revenue at Management Recruiters International, Inc. (“MRI”).

Additionally, continued weakness in global credit markets, as well as weak demand for commodity chemicals, specialty chemicals and oil, caused project delays and project cancellations in the CDI-Process and Industrial (“P&I”) vertical within the CDI Engineering Solutions (“ES”) business segment.

Increased US Government defense spending and the ramp-up of a previously announced US Navy contract contributed to quarterly year-over-year revenue gains in CDI-Government Services (“Government Services”) within ES. Additionally, CDI-Aerospace (“Aerospace”) revenue for the quarter increased due to the July 2008 acquisition of TK Engineering Associates (“TK Engineering”). P&I also commenced operation of its joint venture with Proyectos y Construcciónes del Puerto, S.A. de C.V. (“Pycopsa”), a Mexico-based construction and industrial maintenance company during the quarter. The Company’s CDI IT Solutions (“ITS”) business segment experienced continued growth in its staffing services business. During the quarter, the Company continued to reduce costs of operations to align structural costs with lower revenue levels.

The Company reported a revenue decrease of 25.5% for the second quarter of 2009 versus the second quarter of 2008 (20.9% in constant currency). As the second quarter of 2009 developed, the Company had increased project bid activity and increased revenue in staffing services in both its ES and ITS business segments. Should these trends continue, it could indicate a potential reversal of the revenue declines that the Company has recently experienced.

Declines in the Company’s higher-margin permanent placement revenue and declines in revenue from higher-margin outsourcing projects during the quarter contributed to a decline in the Company’s gross profit margin from 23.4% to 20.6% when compared to the prior year second quarter.

For the second quarter of 2009, the Company reported net earnings of $0.1 million, or $0.00 per diluted share versus net earnings of $7.0 million, or $0.34 per diluted share in the prior year quarter. Cost reduction initiatives implemented in late 2008 and during the first half of 2009 should enable the Company to be profitable if current business levels continue in subsequent quarters.

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

Key Performance Indicators

The Company manages and assesses its performance through various means, with the primary financial and operational measures including revenue, constant currency revenue, contract renewals, new contract wins, gross profit dollars and gross profit margin, operating profit, return on net assets and variable contribution margin.

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

The Company conducts its business in several international locations and its reported revenue in US dollars reflects changes in foreign exchange rates as well as business performance. The Company finds it useful to quantify the impact of the business performance by removing the effects of foreign exchange and calculating revenue changes in constant currency. Management does not evaluate the Company’s growth and performance without considering year-over-year changes in revenue both on a constant currency basis and on a US dollar reported basis. Constant currency year-over-year changes should be considered in addition to, and not as a substitute for or superior to, changes in revenue prepared on a US dollar reported basis. Constant currency year-over-year changes in revenue are calculated by translating the prior period’s revenue in local currencies using the average exchange rates of the current period.

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

Return on net assets (“RONA”) reflects CDI’s ability to generate earnings while optimizing assets deployed in the business. RONA is calculated as the pre-tax earnings for the current quarter and preceding three quarters, divided by the average net assets at the beginning and end of that four quarter period. Net assets include total assets minus total liabilities excluding cash and cash equivalents and income tax accounts. A key driver of RONA is the Company’s ability to manage its accounts receivable, its largest asset.

Variable contribution margin (“VCM”) is a measure of the amount of profit that flows to the operating profit line for each dollar of revenue growth. VCM is calculated as the year-over-year growth in operating profit divided by the year-over-year growth in revenue.

The Company has established the following long-term performance goals:

•	Produce pre-tax RONA of 20% and redeploy assets unable to meet this target;

•	Generate operating profit margin of 5% through gross margin expansion, financial discipline and lean headquarters operations; and

•	Generate VCM in the 12% to 14% range on revenue growth.

During the second quarter of 2009, the Company achieved a RONA of 2.2%, primarily reflecting reduced profit levels. Operating profit margin for the quarter declined from 3.7% to 0.3%, primarily due to reduced capital spending by petrochemical, chemical and industrial customers in the P & I vertical and the significant decline in permanent placement hiring in the Anders and MRI business segments, resulting in decreased revenue and profits. VCM was not calculated for 2009 and 2008 because both revenue and operating profit declined.

Consolidated Results of Operations for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008

The table that follows presents changes in revenue by service type along with selected financial information and some key metrics for the three-month periods ended June 30, 2009 and 2008:

	Three months ended June 30,				Increase (Decrease)
(in thousands)	2009	% of Total Revenue	2008	% of Total Revenue	$	%
Revenue
Staffing services	$149,814	69.5%	$199,358	69.0%	$(49,544)	(24.9)%
Project outsourcing services	60,214	28.0	75,317	26.0	(15,103)	(20.1)
Professional services	5,398	2.5	14,536	5.0	(9,138)	(62.9)

	$215,426	100.0%	$289,211	100.0%	$(73,785)	(25.5)%

Gross profit	$44,279	20.6%	$67,582	23.4%	$(23,303)	(34.5)%
Operating and administrative expenses	43,751	20.3	56,826	19.7	(13,075)	(23.0)
Operating profit	528	0.3	10,756	3.7	(10,228)	(95.1)
Net earnings attributable to CDI	$59	—%	$6,979	2.4%	$(6,920)	(99.2)%
Cash and cash equivalents	$77,932		$121,423		$(43,491)	(35.8)%
Cash flow provided by operations	$10,056		$13,694		$(3,638)	(26.6)%
Effective income tax rate	47.2%		38.6%
After-tax return on shareholders’ equity(1)	1.1%		9.3%
Pre-tax return on net assets(2)	2.2%		22.1%
Variable contribution margin(3)	NM		NM

(1)	Current quarter combined with the three preceding quarters’ earnings attributable to CDI divided by the average CDI shareholders’ equity.

(2)	Pre-tax earnings for the current quarter combined with the pre-tax earnings from the three preceding quarters, divided by the average net assets at the beginning and end of that four quarter period. Net assets include total assets minus total liabilities excluding cash and cash equivalents and income tax accounts.

(3)	Year-over-year growth in operating profit divided by year-over-year growth in revenue. The calculation for the periods presented are not meaningful (NM) because both revenue and operating profit declined in 2009 and 2008.

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

Revenue for the second quarter of 2009 declined as compared to the second quarter of 2008. Anders and MRI experienced significant declines in professional services revenue due to a drop in permanent placement hiring as a result of declining employment markets in North America and the UK. Anders also experienced reduced staffing services revenue due to the conclusion of customer projects in early 2009 and a decline in new project starts, as the construction industry in the UK continues to be weakened by the global economic downturn. ES experienced a decline in revenue in its P & I vertical due to reduced capital spending by petrochemical, chemical and industrial customers and the ending of several alternative energy projects in late 2008 and early 2009.

These declines were partially offset by increased revenue from ITS, due primarily to a major account expansion in staffing services, partially offset by reduced demand from customers in the automotive sector. Revenue also increased in ES’s Government Services vertical due to continuing work on several US Navy shipbuilding and ship design projects related to a contract awarded in 2008 and in ES’s Aerospace vertical, resulting from the July 2008 acquisition of TK Engineering.

Gross profit decreased primarily due to declines in revenue. Gross profit margin decreased due to the rapid decline of professional services revenue, lower levels of higher-margin outsourcing projects and direct costs decreasing at a slower pace than revenue.

Consolidated operating and administrative expenses, including $0.7 million of severance charges, decreased primarily due to decreased headcount, cost containment measures and lower business volumes.

Operating profit declined to $0.1 million and operating profit margin decreased from 3.7% to 0.3% due to the factors noted above and infrastructure costs declining at a slower pace than revenue.

The effective tax rates for the three months ended June 30, 2009 and 2008 were 47.2% and 38.6%, respectively. The income tax rate in 2009 was unfavorably impacted by provisions for state and foreign taxes and projected losses in foreign jurisdictions on which no tax benefit has been recognized or on which the tax benefit was recognized at tax rates lower than the US rate.

Cash balances increased by $16.2 million to $77.9 million from December 31, 2008 to June 30, 2009. The increase in cash was due to decreased working capital requirements, primarily resulting from decreases in accounts receivable.

On April 30, 2009, Chrysler LLC and certain of its affiliates (“Chrysler”) filed voluntary petitions for a structured bankruptcy under Chapter 11 of the US Bankruptcy Code. As of April 30, 2009, the Company had approximately $1.1 million in net accounts receivable due from Chrysler. Subsequent to Chrysler’s bankruptcy, the Company received full payment of the entire pre-petition balance. Chrysler emerged from bankruptcy on June 11, 2009.

Consolidated Results of Operations for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008

The table that follows presents changes in revenue by service type along with selected financial information and some key metrics for the six-month periods ended June 30, 2009 and 2008:

	Six months ended June 30,				Increase (Decrease)
(in thousands)	2009	% of Total Revenue	2008	% of Total Revenue	$	%
Revenue
Staffing services	$307,205	69.2%	$398,629	68.3%	$(91,424)	(22.9)%
Project outsourcing services	125,737	28.3	152,580	26.2	(26,843)	(17.6)
Professional services	11,136	2.5	31,882	5.5	(20,746)	(65.1)

	$444,078	100.0%	$583,091	100.0%	$(139,013)	(23.8)%

Gross profit	$91,706	20.7%	$138,837	23.8%	$(47,131)	(33.9)%
Operating and administrative expenses	91,829	20.7	117,118	20.1	(25,289)	(21.6)
Operating profit (loss)	(123)	—	21,719	3.7	(21,842)	(100.6)
Net earnings (loss) attributable to CDI	$(861)	(0.2)%	$14,903	2.6%	$(15,764)	(105.8)%
Cash flow provided by operations	$19,757		$8,210		$11,547	140.6%
Effective income tax rate	(46.9)%		36.8%
Variable contribution margin(1)	NM		NM

(1)	Year-over-year growth in operating profit divided by year-over-year growth in revenue. The calculation for the periods presented are not meaningful (NM) because both revenue and operating profit declined in 2009 and 2008.

Revenue for the six months ended June 30, 2009 declined as compared to the six months ended June 30, 2008. Anders and MRI experienced significant declines in professional services revenue due to a drop in permanent placement hiring as a result of declining employment markets in North America and the UK. Anders also experienced reduced staffing services revenue due to the conclusion of customer projects in early 2009 and a decline in new project starts, as the construction industry in the UK continues to be weakened by the global economic downturn. ES experienced a decline in revenue in its P & I vertical due to reduced capital spending by petrochemical, chemical and industrial customers, reduced revenue from permanent placement and the ending of several alternative energy projects in late 2008 and early 2009.

These declines were partially offset by increased revenue from ITS, due primarily to a major account expansion in staffing services, partially offset by reduced demand from customers in the automotive sector. Revenue also increased in ES’s Government Services vertical due to continuing work on several US Navy shipbuilding and ship design projects related to a contract awarded in 2008 and in ES’s Aerospace vertical, resulting from the July 2008 acquisition of TK Engineering.

Gross profit decreased primarily due to declines in revenue. Gross profit margin decreased due to the rapid decline of professional services revenue, lower levels of higher-margin outsourcing projects and direct costs decreasing at a slower pace than revenue.

Consolidated operating and administrative expenses, including $2.0 million of severance and real estate exit charges, decreased primarily due to decreased headcount, cost containment measures and lower business volumes.

Operating profit declined to a $0.1 million loss and operating profit margin decreased from 3.7% to 0% due to the factors noted above and infrastructure costs declining at a slower pace than revenue.

The effective tax rates for the six months ended June 30, 2009 and 2008 were (46.9)% and 36.8%, respectively. The income tax rate for 2009 was unfavorably impacted by projected losses in foreign jurisdictions on which no tax benefit has been recognized or on which the tax benefit was recognized at tax rates lower than the US rate, an increase related to uncertain tax positions and an adjustment to income taxes payable.

Segment Discussion

ES

Business Strategy

ES’s business strategy is to pursue the development of long-term alliances with its customers as a cost-effective source provider of engineering services and professional staffing. By working as a core supplier and partner with its customers, ES is able to develop an understanding of its customers’ overall business needs as well as the unique technical requirements of their projects. This approach creates the opportunity for ES to provide a greater and more integrated range of services to its customers to facilitate efficient project management, procurement, overall program integration and execution. This strategy requires ES to develop capabilities to provide services to its customers who have global requirements. The Company formed a joint venture in Kuwait during the fourth quarter of 2008 to provide access to engineering project work in Middle Eastern petrochemical, industrial and commercial infrastructure projects. Success of the ES business strategy is dependent upon maintaining and renewing its existing customers or contracts, continued capital spending by its major engineering customers, the ability to win new contract awards and accounts and the availability of labor at a reasonable cost. In addition, ES is strategically engaging in global arrangements to lower its labor costs for customers, to access a broader talent pool and to provide worldwide servicing capabilities for its global customers. As part of this initiative, the Company’s joint venture in Mexico commenced operations during the second quarter of 2009. ES provides professional recruitment outsourcing (“PRO”) services to manage a customer’s entire recruitment process. PRO services provide domestic and multi-national customers with a single source of professional and technical permanent placements across an entire organization. ES continues to develop its strategy to acquire broader skill sets and greater leverage for servicing the alternative energy markets, as it continues to pursue further business opportunities in those markets.

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

Results of Operations

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit for ES for the three months ended June 30, 2009 and 2008:

ES

	Three months ended June 30,
	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$63,353	53.5%	$81,823	53.4%	$(18,470)	(22.6)%
Project outsourcing services	53,796	45.4	68,413	44.7	(14,617)	(21.4)
Professional services	1,307	1.1	2,864	1.9	(1,557)	(54.4)

	118,456	100.0	153,100	100.0	(34,644)	(22.6)
Cost of service	95,191	80.4	120,500	78.7	(25,309)	(21.0)

Gross profit	23,265	19.6	32,600	21.3	(9,335)	(28.6)
Operating and administrative expenses	19,768	16.6	23,647	15.4	(3,879)	(16.4)

Operating profit	$3,497	3.0%	$8,953	5.9%	$(5,456)	(60.9)%

ES’s revenue decreased primarily due to:

•

Reduced capital spending by customers in its P & I vertical, notably in the petrochemical, chemical and industrial sectors, driven by the global economic slowdown and the late 2008 decline in commodity chemical and oil prices;

•	The completion of several alternative energy projects in combination with fewer project starts due to lower energy costs and customers’ inability to obtain project financing;

•	Declines in several staffing projects in the Company’s international operations; and

•	Declines in professional services due to decreased customer hiring.

The decreases listed above were partially offset by an increase in the Aerospace vertical from revenue generated through the July 2008 TK Engineering acquisition and continued organic revenue growth in its Government Services vertical.

ES’s gross profit dollars decreased during the second quarter of 2009 as compared to the second quarter of 2008 due primarily to declines in revenue. Gross profit margin decreased due to the significant decline in higher-margin revenue from professional services, as well as decreases in higher-margin outsourcing projects in its P & I vertical.

ES’s operating and administrative expenses decreased during the second quarter of 2009 as compared to the second quarter of 2008 due primarily to decreased headcount as well as cost containment initiatives implemented in the fourth quarter of 2008 and continued through the second quarter of 2009. These expense reductions were partially offset by $0.3 million of severance charges. These second quarter 2009 rightsizing activities resulted in some savings in the second quarter of 2009 and the Company expects to realize additional savings from these actions in future quarters.

The following table presents changes in revenue from each of ES’s verticals for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,
	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
CDI-P & I (1)	$81,135	68.5%	$118,598	77.4%	$(37,463)	(31.6)%
CDI-Government Services	22,163	18.7	21,257	13.9	906	4.3
CDI-Aerospace (1)	15,158	12.8	13,245	8.7	1,913	14.4

	$118,456	100.0%	$153,100	100.0%	$(34,644)	(22.6)%

(1)	Revenue for 2008 has been reclassified to conform to the 2009 presentation.

The P & I vertical provides a full range of engineering, project management, design, professional staffing and outsourcing solutions to firms in oil, gas, refining, alternative energy, power generation and energy transmission, nuclear, chemical and heavy manufacturing industries. Typically, these customers are large, multi-national companies that use multiple service providers. In addition, P & I offers facility design, project management, engineering, professional staffing and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries. Contracts are awarded based on the ability to meet the specific requirements of each individual project. Revenue in the P & I vertical decreased in the second quarter of 2009 as compared to the second quarter of 2008 due to decreases in capital spending by petrochemical, chemical and industrial customers, the completion of several alternative energy projects, fewer project starts and the slowing of several staffing projects in Canada.

The Government Services vertical focuses on providing engineering, design and logistics services to the defense industry, particularly in marine design, systems development and military aviation support. Revenue increased within the Government Services vertical in the second quarter of 2009 as compared to the second quarter of 2008 primarily due to the vertical continuing to work on several US Navy shipbuilding, ship design and refurbishment projects related to a contract awarded in 2008.

The Aerospace vertical provides a full range of engineering, design, project management, professional engineering staffing and outsourcing solutions to both the commercial and military aerospace markets. Revenue within the Aerospace vertical increased in the second quarter of 2009 as compared to the second quarter of 2008, primarily as a result of revenue from TK Engineering, which was acquired in the third quarter of 2008.

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit for ES for the six months ended June 30, 2009 and 2008:

ES

	Six months ended June 30,
	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$131,675	53.3%	$163,966	53.1%	$(32,291)	(19.7)%
Project outsourcing services	113,111	45.8	139,291	45.0	(26,180)	(18.8)
Professional services	2,225	0.9	5,995	1.9	(3,770)	(62.9)

	247,011	100.0	309,252	100.0	(62,241)	(20.1)
Cost of service	198,579	80.4	241,952	78.2	(43,373)	(17.9)

Gross profit	48,432	19.6	67,300	21.8	(18,868)	(28.0)
Operating and administrative expenses	41,486	16.8	47,526	15.4	(6,040)	(12.7)

Operating profit	$6,946	2.8%	$19,774	6.4%	$(12,828)	(64.9)%

ES’s revenue decreased primarily due to:

•

Reduced capital spending by customers in its P & I vertical, notably in the petrochemical, chemical and industrial sectors, driven by the global economic slowdown and the late 2008 decline in commodity chemical and oil prices;

•	The completion of several alternative energy projects in combination with fewer project starts due to lower energy costs and customers’ inability to obtain project financing;

•	Declines in several staffing projects in the Company’s international operations; and

•	Declines in professional services due to decreased customer hiring.

The decreases listed above were partially offset by an increase in ES’s Aerospace vertical from revenue generated through the July 2008 TK Engineering acquisition and continued organic revenue growth in its Government Services vertical.

ES’s gross profit dollars decreased during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due primarily to declines in revenue. Gross profit margin decreased due to decreases in higher-margin outsourcing projects in its P & I vertical, as well as a rapid decline in higher-margin revenue from professional services.

ES’s operating and administrative expenses decreased during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due primarily to decreased headcount as well as cost containment initiatives implemented in the fourth quarter of 2008 and continued through the second quarter of 2009. These expense reductions were partially offset by $1.1 million of severance and real estate exit charges. First and second quarter 2009 rightsizing activities resulted in some savings in the first half of 2009 and the Company expects to realize additional savings from these actions in future quarters.

The following table presents changes in revenue from each of ES’s verticals for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
CDI-P & I (1)	$171,741	69.6%	$241,266	78.0%	$(69,525)	(28.8)%
CDI-Government Services	44,057	17.8	41,102	13.3	2,955	7.2
CDI-Aerospace (1)	31,213	12.6	26,884	8.7	4,329	16.1

	$247,011	100.0%	$309,252	100.0%	$(62,241)	(20.1)%

(1)	Revenue for 2008 has been reclassified to conform to the 2009 presentation.

Revenue in the P & I vertical decreased in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to decreases in capital spending by petrochemical, chemical and industrial customers, the completion of several alternative energy projects, fewer project starts and the slowing of several staffing projects in Canada.

Revenue increased within the Government Services vertical in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily due to the vertical continuing to work on several US Navy shipbuilding, ship design and refurbishment projects related to a contract awarded in 2008.

Revenue within the Aerospace vertical increased in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily as a result of revenue from TK Engineering, which was acquired in the third quarter of 2008.

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

Results of Operations

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended June 30, 2009 and 2008:

MRI

	Three months ended June 30,
	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$9,749	73.7%	$12,857	66.3%	$(3,108)	(24.2)%
Professional services	3,484	26.3	6,544	33.7	(3,060)	(46.8)

	13,233	100.0	19,401	100.0	(6,168)	(31.8)
Cost of service	6,735	50.9	8,868	45.7	(2,133)	(24.1)

Gross profit	6,498	49.1	10,533	54.3	(4,035)	(38.3)
Operating and administrative expenses	6,028	45.5	7,040	36.3	(1,012)	(14.4)

Operating profit	$470	3.6%	$3,493	18.0%	$(3,023)	(86.6)%

MRI’s contract staffing revenue declined due to the completion of several projects and a decline in customer hiring of contract staffing personnel due to the global economic downturn beginning toward the end of 2008 and continuing in 2009. The decline in professional services revenue was primarily due to lower royalties and, to a lesser extent, franchise sales. The decline in royalties reflects a decline in same-store sales due to weakened hiring demand as a result of the declines in the global economy.

MRI’s gross profit dollars decreased during the second quarter of 2009 as compared to the second quarter of 2008 due primarily to the declines in both staffing services and professional services revenue mentioned above. Gross profit margin declined as higher-margin professional services revenue decreased at a faster pace than the lower-margin contract staffing services revenue.

MRI’s operating and administrative expenses decreased during the second quarter of 2009 as compared to the second quarter of 2008 due primarily to cost containment initiatives put into place in late 2008 and decreased headcount. These expense reductions were partially offset by $0.1 million of severance charges.

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit for MRI for the six months ended June 30, 2009 and 2008:

MRI

	Six months ended June 30,
	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$20,633	74.1%	$25,853	66.2%	$(5,220)	(20.2)%
Professional services	7,221	25.9	13,179	33.8	(5,958)	(45.2)

	27,854	100.0	39,032	100.0	(11,178)	(28.6)
Cost of service	14,301	51.3	17,805	45.6	(3,504)	(19.7)

Gross profit	13,553	48.7	21,227	54.4	(7,674)	(36.2)
Operating and administrative expenses	13,079	47.0	15,484	39.7	(2,405)	(15.5)

Operating profit	$474	1.7%	$5,743	14.7%	$(5,269)	(91.8)%

MRI’s contract staffing revenue declined due to the completion of a major project and a decline in customer hiring of contract staffing personnel due to the global economic downturn beginning toward the end of 2008 and continuing in 2009. The decline in professional services revenue was primarily due to lower royalties and franchise sales. The decline in royalties reflects a decline in same-store sales due to weakened hiring demand as a result of the declines in the global economy.

MRI’s gross profit dollars decreased during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due primarily to the declines in both staffing services and professional services revenue mentioned above. Gross profit margin declined as higher-margin professional services revenue decreased at a faster pace than the lower-margin contract staffing services revenue.

MRI’s operating and administrative expenses decreased during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, due primarily to:

•	Cost containment initiatives put into place in late 2008;

•	Decreased headcount; and

•

The absence of a one-time $0.6 million charge to bad debt related to MRI Worldwide, a former master licensee, which occurred in the first quarter of 2008. This was partially offset by increased bad debt reserves related to domestic franchises.

The expense reductions were partially offset by $0.3 million of severance charges and legal fees associated with the previously disclosed termination of the Company’s master franchise agreement with MRI Worldwide Network, Limited.

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

The UK infrastructure sector provides opportunities with the rebuilding of the country’s rail system, other government-related projects and private industry-related projects. Anders is pursuing these opportunities by redeploying producers to areas that are expected to grow in spite of the current economic slowdown, specifically the 2012 London Olympics and government spending-backed transportation and infrastructure projects. Additionally, Anders is expanding its capabilities to provide centralized, efficient staffing services to national accounts to better serve their business needs.

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

Results of Operations

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit (loss) for Anders for the three months ended June 30, 2009 and 2008 in US dollars:

Anders

	Three months ended June 30,
	2009		2008		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$24,979	97.9%	$55,379	91.9%	$(30,400)	(54.9)%
Professional services	538	2.1	4,866	8.1	(4,328)	(88.9)

	25,517	100.0	60,245	100.0	(34,728)	(57.6)
Cost of service	21,563	84.5	46,716	77.5	(25,153)	(53.8)

Gross profit	3,954	15.5	13,529	22.5	(9,575)	(70.8)
Operating and administrative expenses	5,884	23.1	12,040	20.0	(6,156)	(51.1)

Operating profit (loss)	$(1,930)	(7.6)%	$1,489	2.5%	$(3,419)	(229.6)%

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit (loss) for Anders for the six months ended June 30, 2009 and 2008 in US dollars:

Anders

	Six months ended June 30,
	2009		2008		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$52,036	97.2%	$109,730	90.0%	$(57,694)	(52.6)%
Professional services	1,515	2.8	12,255	10.0	(10,740)	(87.6)

	53,551	100.0	121,985	100.0	(68,434)	(56.1)
Cost of service	44,698	83.5	92,792	76.1	(48,094)	(51.8)

Gross profit	8,853	16.5	29,193	23.9	(20,340)	(69.7)
Operating and administrative expenses	11,982	22.3	24,929	20.4	(12,947)	(51.9)

Operating profit (loss)	$(3,129)	(5.8)%	$4,264	3.5%	$(7,393)	(173.4)%

To more effectively discuss the comparative results of operations for the three months ended June 30, 2009 and 2008, the following table presents Anders’ results on a constant currency basis (in thousands of British pounds):

Anders

	Three months ended June 30,
	2009		2008		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£16,222	97.9%	£27,892	91.9%	£(11,670)	(41.8)%
Professional services	356	2.1	2,450	8.1	(2,094)	(85.5)

	16,578	100.0	30,342	100.0	(13,764)	(45.4)
Cost of service	14,003	84.5	23,528	77.5	(9,525)	(40.5)

Gross profit	2,575	15.5	6,814	22.5	(4,239)	(62.2)
Operating and administrative expenses	3,831	23.1	6,064	20.0	(2,233)	(36.8)

Operating profit (loss)	£(1,256)	(7.6)%	£750	2.5%	£(2,006)	(267.5)%

Anders’ staffing services revenue decreased primarily due to the conclusion of customer projects in early 2009 and a decline in new customer project starts as the construction industry in the UK continues to be weakened by the global economic downturn. The decrease in professional services revenue is primarily due to the significant drop in permanent placement hiring as a result of increased unemployment and weaker demand in the construction market in the UK.

Anders’ gross profit pounds decreased during the second quarter of 2009 as compared to the second quarter of 2008 due primarily to the decline in revenue. Gross profit margin decreased during the second quarter of 2009 as compared to the second quarter of 2008 due to the significant decline in higher-margin professional services revenue in addition to pricing pressures from staffing services customers.

Anders’ decrease in operating and administrative expenses during the second quarter of 2009 as compared to the second quarter of 2008 was primarily due to lower salaries and variable compensation as a result of decreased headcount, lower business volumes, office downsizing and other cost containment measures. These expense reductions were partially offset by $0.2 million of severance charges. These second quarter 2009 rightsizing activities resulted in some savings in the second quarter of 2009 and the Company expects to realize additional savings from these actions in future quarters.

Anders’ operating profit declined during the second quarter of 2009 as compared to second quarter of 2008 due to the significant decline in revenue, partially offset by the decrease in operating and administrative expenses mentioned above.

To more effectively discuss the comparative results of operations for the six months ended June 30, 2009 and 2008, the following table presents Anders’ results on a constant currency basis (in thousands of British pounds):

Anders

	Six months ended June 30,
	2009		2008		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£35,215	97.2%	£55,285	90.0%	£(20,070)	(36.3)%
Professional services	1,045	2.8	6,174	10.0	(5,129)	(83.1)

	36,260	100.0	61,459	100.0	(25,199)	(41.0)
Cost of service	30,243	83.5	46,751	76.1	(16,508)	(35.3)

Gross profit	6,017	16.5	14,708	23.9	(8,691)	(59.1)
Operating and administrative expenses	8,111	22.3	12,560	20.4	(4,449)	(35.4)

Operating profit (loss)	£(2,094)	(5.8)%	£2,148	3.5%	£(4,242)	(197.5)%

Anders’ staffing services revenue decreased primarily due to the conclusion of customer projects during 2008 and early 2009 and a decline in new customer project starts as the construction industry in the UK continues to be weakened by the global economic downturn. The decrease in professional services revenue is primarily due to the significant drop in permanent placement hiring as a result of increased unemployment and weaker demand in the construction market in the UK.

Anders’ gross profit pounds decreased during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due primarily to the decline in revenue. Gross profit margin decreased during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to the significant decline in higher-margin professional services revenue.

Anders’ decrease in operating and administrative expenses during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily due to lower salaries and variable compensation as a result of decreased headcount, lower business volumes, office downsizing and other cost containment measures. The expense reductions were partially offset by $0.3 million of severance charges. First and second quarter 2009 rightsizing activities resulted in some savings in the first half of 2009 and the Company expects to realize additional savings from these actions in future quarters.

Anders’ operating profit declined during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to the significant decline in revenue, partially offset by the decrease in operating and administrative expenses mentioned above.

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

Results of Operations

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit for ITS for the three months ended June 30, 2009 and 2008:

ITS

	Three months ended June 30,
	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$51,733	88.9%	$49,299	87.3%	$2,434	4.9%
Project outsourcing services	6,418	11.0	6,904	12.2	(486)	(7.0)
Professional services	69	0.1	262	0.5	(193)	(73.7)

	58,220	100.0	56,465	100.0	1,755	3.1
Cost of service	47,658	81.9	45,545	80.7	2,113	4.6

Gross profit	10,562	18.1	10,920	19.3	(358)	(3.3)
Operating and administrative expenses	8,683	14.9	9,780	17.3	(1,097)	(11.2)

Operating profit	$1,879	3.2%	$1,140	2.0%	$739	64.8%

ITS’s revenue increased, primarily due to increases in staffing services, largely from a major account expansion, partially offset by reduced demand for staffing services in the automotive sector and slight volume declines in project outsourcing and professional services.

ITS’s gross profit dollars decreased slightly during the second quarter of 2009 as compared to the second quarter of 2008 primarily due to direct costs increasing at a higher rate than revenue, due primarily to pricing pressures in contract staffing projects. ITS’s gross profit margin was slightly lower due to increases in lower margin staffing business and the beginning of new project outsourcing contracts providing a slightly lower margin, partially offset by the Company’s ability to pass through certain customer bill rate reductions to billable personnel.

ITS’s operating and administrative expenses decreased during the second quarter of 2009 as compared to second quarter of 2008 primarily due to continued cost containment initiatives beginning in mid-2008. These expense reductions were partially offset by $0.1 million of severance charges. These second quarter 2009 rightsizing activities resulted in some savings in the second quarter of 2009 and the Company expects to realize additional savings from these actions in future quarters.

ITS’s operating profit increased during the second quarter of 2009 as compared to second quarter of 2008 primarily due to effective cost containment measures.

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit for ITS for the six months ended June 30, 2009 and 2008:

ITS

	Six months ended June 30,
	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$102,861	88.9%	$99,080	87.8%	$3,781	3.8%
Project outsourcing services	12,626	10.9	13,289	11.8	(663)	(5.0)
Professional services	175	0.2	453	0.4	(278)	(61.4)

	115,662	100.0	112,822	100.0	2,840	2.5
Cost of service	94,794	82.0	91,705	81.3	3,089	3.4

Gross profit	20,868	18.0	21,117	18.7	(249)	(1.2)
Operating and administrative expenses	17,761	15.3	19,774	17.5	(2,013)	(10.2)

Operating profit	$3,107	2.7%	$1,343	1.2%	$1,764	131.3%

ITS’s revenue increased, primarily due to increases in staffing services, largely from a major account expansion, partially offset by reduced demand for staffing services in the automotive sector and slight volume declines in project outsourcing and professional services.

ITS’s gross profit dollars decreased slightly during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily due to direct costs increasing at a higher rate than revenue, due primarily to pricing pressures in contract staffing projects. ITS’s gross profit margin was slightly lower due to increases in lower margin staffing business and the beginning of new project outsourcing contracts providing a slightly lower margin, partially offset by the Company’s ability to pass through certain customer bill rate reductions to billable personnel.

ITS’s operating and administrative expense decreased during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily due to continued cost containment initiatives beginning in mid-2008. The expense reductions were partially offset by $0.3 million of severance charges. First and second quarter 2009 rightsizing activities resulted in some savings in the first half of 2009 and the Company expects to realize additional savings from these actions in future quarters.

ITS’s operating profit increased during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily due to effective cost containment measures.

Corporate

Corporate expenses totaled $3.7 million in the second quarter of 2009 as compared to $4.3 million in the second quarter of 2008. The decrease of $0.6 million was principally the result of lower variable compensation costs and cost containment measures.

Corporate expenses totaled $8.1 million in the first six months of 2009 as compared to $9.4 million in the first six months of 2008. The decrease of $1.3 million was principally the result of lower variable compensation costs and cost containment measures.

Liquidity and Capital Resources

The following table summarizes the net cash provided by (used in) the major captions from the Company’s consolidated statements of cash flows:

	Six months ended June 30,
(in thousands)	2009	2008
Operating Activities	$19,757	$8,210
Investing Activities	(3,672)	(7,361)
Financing Activities	(3,013)	(6,364)

Operating Activities

During the first six months of 2009, net cash provided by operating activities was $19.8 million, driven mostly by lower working capital requirements, partially offset by lower earnings. Operating cash flow was higher than the prior year by $11.6 million, primarily due to lower working capital requirements of $30.0 million, reflecting decreases in receivables and prepaid expenses and smaller decreases in accounts payable and accrued expenses and other current liabilities, partially offset by lower earnings of $15.8 million.

Investing Activities

During the first six months of 2009, net cash used in investing activities decreased by $3.7 million, as compared to the same period in 2008. The Company’s primary investing activities in the first six months of 2009 were purchases of property and equipment. During the first six months of 2009, capital expenditures totaled $3.9 million, as compared to $6.0 million in the same period in 2008. The decrease in capital spending was primarily due to larger capital expenditures in 2008 for recruitment and financial systems-related technology projects, additional leasehold improvements and furniture for new offices. In the first six months of 2009, capital expenditures related primarily to implementation of a financial system upgrade, software purchases in the Aerospace vertical of ES and software development for the ITS vertical. Capital spending for the full year of 2009 is expected to be approximately $8 to $10 million. In addition, in the first quarter of 2008, the Company invested $1.7 million in trademarks.

Financing Activities

During the first six months of 2009, net cash used in financing activities decreased by $3.4 million, as compared to the same period in 2008. The Company paid shareholders dividends totaling $4.9 million and $5.3 million during the first six months of 2009 and 2008, respectively. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements. In the first six months of 2008, the Company repurchased 72,400 shares of its common stock in the open market for $1.8 million in cash. The Company did not repurchase any shares of its common stock under the repurchase program in the first six months of 2009. As of June 30, 2009, there remained authorization to repurchase approximately $20.0 million of outstanding common stock.

Summary

The Company’s business model is expected to generate positive cash flow over the business cycle. However, changes in the level of business activity, and to a lesser extent, seasonality, do impact working capital needs and cash flow. In addition, the weakening global economy has and could continue to cause delays in customer payments which could lead to a slower collections process, causing a temporary decline in CDI’s operating cash flow. Management believes that the Company’s current funds, funds generated from operations and funds available under its short-term credit facility will be sufficient to support currently anticipated working capital, capital expenditures, shareholder dividends and potential stock repurchases and strategic acquisitions. Should the Company require additional funds in the future, management believes that it will be able to obtain these funds at competitive rates.

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

During the first quarter of 2009, the Company entered into zero cost collar option contracts (“options”) to hedge portions of its British pound sterling and Canadian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and expire respectively at the end of the first, second and third quarters in 2009. During the second quarter of 2009, the Company unwound the British pound sterling options set to expire in the second and third quarters, and entered into an option to hedge portions of its forecasted earnings in Canadian dollars for the fourth quarter. During the first quarter of 2008, the Company entered into zero cost collar option contracts to hedge portions of its British pound sterling, Euro, Canadian dollar and Australian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and expired respectively at the end of the first, second, third and fourth quarters in 2008. These options have a range of foreign exchange rates, which provide a hedge against foreign results that are translated at rates outside the range. These options do not have a premium. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), these instruments are accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in earnings currently, while the impact of translating the foreign based income into US dollars is recognized throughout the year. For the six months ended June 30, 2009, the Company recorded a net loss of $64 thousand related to these options, consisting of a realized loss of $46 thousand and an unrealized loss of $18 thousand. The net losses were recorded in other income (expense), net in the consolidated statements of operations. For the six months ended June 30, 2008, the Company recorded a net gain of $69 thousand related to these options, consisting of a realized gain of $34 thousand and an unrealized gain of $35 thousand. The net gains were recorded in other income (expense), net in the consolidated statements of operations. (See Note 3 – Fair Value Disclosures, in the notes to the consolidated financial statements for additional information.)

The following table details the Company’s outstanding foreign currency zero cost option contracts at June 30, 2009:

						Foreign Currency in US $
Local Currency	Effective Date	Maturity Date	Currency Date		Notional Amount (in thousands)	Floor Rate	Ceiling Rate
Canadian Dollar	1/9/2009	9/25/2009	note	(1)	850	0.8100	0.8414
Canadian Dollar	5/22/2009	12/29/2009	note	(2)	1,040	0.8547	0.9042

(1)	The exercise rate is determined by taking an average of the spot rates on the following dates: 6/26/2009, 7/24/2009, 8/21/2009 and 9/25/2009.

(2)	The exercise rate is determined by taking an average of the spot rates on the following dates: 9/25/2009, 10/23/2009, 11/20/2009 and 12/29/2009.

As of and during the six months ended June 30, 2009 and 2008, the Company had no borrowings outstanding under its $45.0 million committed, unsecured revolving credit facility. The Company’s cash balances are primarily invested in money market investments primarily at variable rates. Due to the Company’s cash balance, interest rate fluctuations will affect the Company’s return on its investments.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In June 2006, the United Kingdom’s Office of Fair Trading (“OFT”) opened an investigation into alleged anti-competitive behavior by Anders and a number of its competitors in the UK construction recruitment industry. The Company has fully cooperated with the OFT in the investigation under the OFT’s corporate leniency program. On October 21, 2008, the OFT issued a Statement of Objections in which the OFT proposes to make a finding that Anders violated the UK Competition Act of 1998. In response to the Statement of Objections, on January 16, 2009 the Company submitted written representations to the OFT and on February 18, 2009 the Company made an oral presentation to the OFT. Although the Statement of Objections does not propose a specific fine, based on the contents of the Statement of Objections, the Company continues to believe that a fine will be imposed and that the amount of such fine could be material. The Company does not believe the Statement of Objections provides sufficient new information for the Company to determine, with any reliability, the amount of the fine or an estimated range of the fine, nor does the document make it clear when the Company might be able to reach a reliable estimate. The Company has not made any provisions for any fine or other liabilities relating to this matter in its consolidated financial statements as of June 30, 2009.

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

On May 27, 2009, the Company held its annual meeting of shareholders. The matters voted upon at the meeting were: (1) the election of seven directors of the Company (the directors’ names appear below), (2) the ratification of KPMG LLP as the Company’s independent auditor for 2009, (3) the re-approval of the Company’s 2004 Omnibus Stock Plan (the “Omnibus Plan”); and (4) the re-approval of the Bonus Plan for the Company’s Chief Executive Officer.

The vote for the election of directors was as follows:

	For	Withheld
Roger H. Ballou	16,903,860	563,779
Michael J. Emmi	17,190,149	277,220
Walter R. Garrison	13,000,365	4,467,274
Lawrence C. Karlson	15,724,004	1,743,635
Ronald J. Kozich	17,237,627	230,012
Albert E. Smith	17,216,884	250,755
Barton J. Winokur	16,083,060	1,384,579

The vote to ratify the appointment of KPMG LLP as the Company’s independent auditor for 2009 was as follows:

For	17,337,840
Against	109,004
Abstain	20,795

The vote to reapprove the Omnibus Plan was as follows:

For	16,092,001
Against	185,095
Abstain	61,933
Broker Non-votes	1,128,610

The vote to reapprove the Bonus Plan for the CEO was as follows:

For	17,116,554
Against	280,855
Abstain	70,230

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amendment to Employment Agreement between CDI Corp. and Roger H. Ballou signed on May 13, 2009.

10.2	Employment Agreement between CDI Corporation and Brian D. Short effective March 16, 2009, and offer letter dated February 11, 2009 from CDI Corporation to Brian D. Short.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.

Date: August 6, 2009	By:	/s/ Mark A. Kerschner
Mark A. Kerschner
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

10.1	Amendment to Employment Agreement between CDI Corp. and Roger H. Ballou signed on May 13, 2009.

10.2	Employment Agreement between CDI Corporation and Brian D. Short effective March 16, 2009, and offer letter dated February 11, 2009 from CDI Corporation to Brian D. Short.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.