Form 10-Q
period 2009-09-30
CDI CORP
filed 2009-11-05
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 30, 2009 was as follows:

Common stock, $.10 par value per share	18,954,229 shares
Class B common stock, $.10 par value per share	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$70,531	$61,761
Accounts receivable, less allowance for doubtful accounts of $6,194 - September 30, 2009; $6,614 - December 31, 2008	187,727	193,338
Prepaid expenses and other current assets	7,174	7,499
Prepaid income taxes	6,148	4,267
Deferred income taxes	5,564	6,428

Total current assets	277,144	273,293
Property and equipment, net	30,748	33,974
Deferred income taxes	7,042	6,445
Goodwill and other intangibles	60,853	59,523
Other non-current assets	10,015	9,964

Total assets	$385,802	$383,199

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$1,900	$1,965
Accounts payable	25,714	27,950
Withheld payroll taxes	3,513	1,291
Accrued compensation and related expenses	36,040	32,425
Other accrued expenses and other current liabilities	24,428	16,362

Total current liabilities	91,595	79,993
Deferred compensation and other non-current liabilities	12,127	11,821

Total liabilities	103,722	91,814

Commitments and Contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 21,410,404 shares - September 30, 2009; 21,361,408 shares - December 31, 2008	2,141	2,136
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	56,923	54,377
Retained earnings	278,557	298,981
Accumulated other comprehensive loss	(3,313)	(11,743)
Less common stock in treasury, at cost - 2,456,175 shares at September 30, 2009 and December 31, 2008	(52,366)	(52,366)

Total CDI shareholders’ equity	281,942	291,385
Noncontrolling interest (Note 6)	138	—

Total shareholders’ equity	282,080	291,385

Total liabilities and shareholders' equity	$385,802	$383,199

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$223,673	$281,865	$667,751	$864,956
Cost of service	179,782	219,279	532,154	663,533

Gross profit	43,891	62,586	135,597	201,423
Operating and administrative expenses	55,464	55,766	147,293	172,884

Operating profit (loss)	(11,573)	6,820	(11,696)	28,539
Other income (expense), net	(51)	1,065	65	2,926
Equity in losses from affiliated companies	(278)	—	(859)	—

Earnings (loss) before income taxes	(11,902)	7,885	(12,490)	31,465
Income tax expense (benefit)	280	(241)	556	8,436

Net earnings (loss)	(12,182)	8,126	(13,046)	23,029
Less: loss attributable to the noncontrolling interest (Note 6)	(10)	—	(13)	—

Net earnings (loss) attributable to CDI	$(12,172)	$8,126	$(13,033)	$23,029

Basic net earnings (loss) attributable to CDI per share	$(0.64)	$0.41	$(0.69)	$1.14

Diluted net earnings (loss) attributable to CDI per share	$(0.64)	$0.41	$(0.69)	$1.14

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Common stock
Beginning of period	$2,141	$2,136	$2,136	$2,130
Stock purchase plan	—	—	2	1
Time-vested deferred stock, stock appreciation
rights and restricted stock	—	—	3	5

End of period	$2,141	$2,136	$2,141	$2,136

Additional paid-in-capital
Beginning of period	$56,268	$52,915	$54,377	$50,898
Exercise of stock options	—	—	—	51
Stock-based compensation	658	808	2,941	2,809
Tax expense from stock plans	(3)	(15)	(395)	(50)

End of period	$56,923	$53,708	$56,923	$53,708

Retained earnings
Beginning of period	$293,192	$299,527	$298,981	$289,908
Net earnings (loss) attributable to CDI	(12,172)	8,126	(13,033)	23,029
Dividends paid to shareholders	(2,463)	(2,597)	(7,391)	(7,881)

End of period	$278,557	$305,056	$278,557	$305,056

Accumulated other comprehensive income (loss)
Beginning of period	$(3,470)	$13,907	$(11,743)	$14,426
Translation adjustments	157	(6,911)	8,430	(7,430)

End of period	$(3,313)	$6,996	$(3,313)	$6,996

Treasury stock
Beginning of period	$(52,366)	$(24,166)	$(52,366)	$(22,384)
Shares repurchased	—	(21,391)	—	(23,173)

End of period	$(52,366)	$(45,557)	$(52,366)	$(45,557)

Noncontrolling interest
Beginning of period	$152	$—	$—	$—
Contribution from the noncontrolling interest to joint venture (Note 6)	—	—	152	—
Translation adjustments	(4)	—	(1)	—
Net loss attributable to noncontrolling interest	(10)	—	(13)	—

Total	$138	$—	$138	$—

Comprehensive income (loss)
Net earnings (loss) attributable to CDI	$(12,172)	$8,126	$(13,033)	$23,029
Translation adjustments attributable to CDI	157	(6,911)	8,430	(7,430)

Comprehensive income (loss) attributable to CDI	(12,015)	1,215	(4,603)	15,599
Net loss attributable to noncontrolling interest	(10)	—	(13)	—
Translation adjustments attributable to noncontrolling interest	(4)	—	(1)	—

Comprehensive income (loss) attributable to noncontrolling interest	(14)	—	(14)	—

Total comprehensive income (loss)	$(12,029)	$1,215	$(4,617)	$15,599

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net earnings (loss)	$ (13,046)	$ 23,029
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation	8,124	8,709
Amortization	405	90
Deferred income taxes	267	3,328
Equity in losses of affiliated companies	859	—
Stock-based compensation	2,303	2,809
Foreign currency options	19	(248)
Changes in operating assets and liabilities:
Accounts receivable, net	8,691	(4,684)
Prepaid expenses	422	(4,302)
Accounts payable	(2,354)	(6,066)
Accrued expenses and other current liabilities	13,311	(3,051)
Income taxes receivable/payable	(2,277)	(8,398)
Other assets, non-current liabilities and other	1,249	443

Net cash provided by operating activities	17,973	11,659

Investing activities:
Additions to property and equipment	(4,686)	(9,454)
Acquisitions, net of cash acquired	—	(17,608)
Investment in trademarks	—	(1,726)
Other	228	280

Net cash used in investing activities	(4,458)	(28,508)

Financing activities:
Dividends paid to shareholders	(7,391)	(7,881)
Shares repurchased under the stock repurchase program	—	(23,173)
Cash overdraft	(65)	642
Proceeds from exercises of employee stock options	—	51
Tax benefit from equity compensation plans	—	6

Net cash used in financing activities	(7,456)	(30,355)

Effect of exchange rate changes on cash	2,711	(2,371)

Net increase (decrease) in cash and cash equivalents	8,770	(49,575)
Cash and cash equivalents at beginning of period	61,761	127,059

Cash and cash equivalents at end of period	$ 70,531	$ 77,484

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$ 1,297	$ 13,148

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of CDI Corp. (“CDI” or “the Company”) are unaudited. The balance sheet as of December 31, 2008 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2008, as included in the Company’s Form 10-K filed on March 11, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period information has been reclassified to conform to the current period presentation. In addition, the consolidated statement of cash flows for the nine months ended September 30, 2008 was revised to reflect the investment in trademarks as an investing activity item rather than an operating activity item. The effect was to increase net cash provided by operating activities by $1,726 and increase net cash used in investing activities by $1,726.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the related underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, legal contingencies and assumptions used in the calculations of income taxes. These estimates and assumptions are based on management’s estimates and judgment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Tight credit markets, volatile foreign currency and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results will differ, and could differ significantly, from these estimates. Results for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the full year.

2.	Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards CodificationTM (“ASC”) Subtopic 105-10, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“the FASB Codification”). The FASB Codification is the sole source of authoritative US GAAP and all references to authoritative literature must be in the codification format. The provisions of the Codification were effective for the Company beginning July 1, 2009 and did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted the provisions of guidance now codified as FASB ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. Effective January 1, 2009, the Company adopted the provisions of guidance now codified as FASB ASC 820-10-65-1, Transition Related to FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of FASB ASC Topic 820 did not have a material impact on the Company’s consolidated financial statements. (See Note 3 – Fair Value Disclosures for additional information on fair value measurements.)

Effective January 1, 2009, the Company adopted the provisions of guidance now codified as FASB ASC 815-10-65-1, Transition Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. The adoption of FASB ASC 815-10-65-1 did not have a material impact on the Company’s consolidated financial statements. (See Note 4 – Derivative Instruments for additional information on derivative instruments.)

Effective January 1, 2009, the Company adopted the provisions of guidance now codified as FASB ASC 350-30-65-1, Transition Related to FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that an

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The adoption of FASB ASC 350-30-65-1 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of guidance now codified as FASB ASC 260-10-65-2, Transition Related to FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under FASB ASC 260-10-65-2, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities, and the two-class method of computing earnings per share is required for all periods presented. The impact of the new method is immaterial and therefore the Company has not disclosed a reconciliation between the treasury stock method and the two class method.

Effective June 30, 2009, the Company adopted the provisions of guidance now codified as FASB ASC Topic 855, Subsequent Events, which defines: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may require potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of FASB ASC Topic 855 did not have a material impact on the Company’s consolidated financial statements.

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

During the first quarter of 2009, the Company entered into zero cost collar option contracts (“options”) to hedge portions of its British pound sterling and Canadian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and expire respectively at the end of the first, second and third quarters in 2009. During the second quarter of 2009, the Company unwound the British pound sterling options set to expire in the second and third quarters, and entered into an option to hedge portions of its forecasted earnings in Canadian dollars for the fourth quarter. During the first quarter of 2008, the Company entered into zero cost collar option contracts to hedge portions of its British pound sterling, Euro, Canadian dollar and Australian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and expired respectively at the end of the first, second, third and fourth quarters in 2008. These options have a range of foreign exchange rates, which provide a hedge against foreign results that are translated at rates outside the range. These options do not have a premium. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in current earnings, while the impact of translating the foreign based income into US dollars is recognized throughout the year. For the nine months ended September 30, 2009, the Company recorded a net loss of $122 related to these options, consisting of a realized loss of $103 and an unrealized loss of $19. The net losses were recorded in other income (expense), net in the consolidated statements of operations. For the nine months ended September 30, 2008, the Company recorded a net gain of $474 related to these options, consisting of a realized gain of $226 and an unrealized gain of $248. The net gains were recorded in other income (expense), net in the consolidated statements of operations.

The Company maintains a nonqualified Deferred Compensation Plan for highly compensated employees. The assets of the plan are held in the name of CDI at a third party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The plan assets are recorded in other non-current assets and the related liability amounts are recorded in deferred compensation and other non-current liabilities in the consolidated balance sheets. The following tables outline by major category, the plan assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and September 30, 2009:

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Fair Value Measurements At September 30, 2009 Using
Description	Fair Value Measurements at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency zero cost collar option contracts	$ (19)	$ —	$ (19)	$ —
Mutual funds included in deferred compensation plan(1)	6,469	6,469	—	—

Total assets	$ 6,450	$ 6,469	$ (19)	$ —

(1)	Included in deferred compensation and other non-current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

Fair Value Measurements At December 31, 2008 Using
Description	Fair Value Measurements at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds included in deferred compensation plan(1)	$ 5,415	$ 5,415	$ —	$ —

Total assets	$ 5,415	$ 5,415	$ —	$ —

(1)	Included in deferred compensation and other non-current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

4.	Derivative Instruments

The Company’s reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of international operations, which are denominated in currencies other than the US dollar, into the US dollar. CDI’s exposure to foreign currency fluctuation risk relates primarily to its operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations.

As disclosed in Note 3 – Fair Value Disclosures, the Company has entered into zero cost collar option contracts. The notional principal of the options at September 30, 2009 was $953 when converted to US dollars. If all counterparties failed to perform according to the terms of the option contracts, based on the September 30, 2009 currency exchange rates, the Company would have no exposure.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The following table shows the total fair value of the foreign currency zero cost collar option contracts included in the Company’s consolidated balance sheet:

Fair Value of Derivative Instruments
	Asset Derivatives September 30, 2009		Liability Derivatives September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency zero cost collar option contracts	Prepaid expenses and other current assets	$ —	Other accrued expenses and other current liabilities	$ 19

The following table shows the effect of the foreign currency zero cost collar option contracts included in the Company’s consolidated statements of operations:

Effect of Derivative Instruments on the Consolidated Statements of Operations

During the Three and Nine Months ended September 30, 2009

	Location of loss recognized in income on derivatives	Amount of loss recognized in income on derivatives during the three months ended September 30, 2009	Amount of loss recognized in income on derivatives during the nine months ended September 30, 2009
Derivatives not designated as hedging instruments
Foreign currency zero cost collar option contracts	Other income (expense), net	$ 58	$ 122

5.	Goodwill and Other Intangible Assets

The Company performs its annual goodwill and other intangible assets impairment testing by reporting unit in the third quarter, or whenever events occur or circumstances change, such as an adverse change in business climate or a material decline in the industries that the Company serves, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the first quarter of 2009, the Company determined that a triggering event had occurred and performed an impairment test as of March 31, 2009. As a result of this impairment testing, it was determined that there was no impairment to goodwill as of March 31, 2009.

As of July 1, 2009, the Company performed its annual impairment testing. The first step of the impairment test required that the Company determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying amount. The Company used a dual approach to determine the fair value of its reporting units. The Company first used the income approach, which was based on the present value of discounted cash flows and terminal value projected for each reporting unit. The income approach required significant judgments, including the projected results of operations, the weighted average cost of capital (“WACC”) used to discount the cash flows and terminal value assumptions. The WACC was determined based on the Company’s capital structure, cost of capital, inherent business risk profile and long-term growth expectations, as reflected in the terminal value. The Company used peer group market multiples to validate the reasonableness of the fair values as determined using the income approach.

The Company then corroborated the reasonableness of the total fair value of the reporting units by reconciling the aggregate fair values of the reporting units to the Company’s total market capitalization, adjusted to include an estimated control premium. The estimated control premium was based on reviewing observable transactions involving the purchase of controlling interests in

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

comparable companies. The Company calculated the market capitalization using the average closing stock price for a period of days prior to the test date of July 1, 2009. The results of the market capitalization approach further supported the Company’s income approach.

As a result of the first step of the impairment test, the Company determined that there was no impairment to goodwill and other indefinite-lived intangible assets as of July 1, 2009. The Company will continue to closely monitor the recoverability of its goodwill and other indefinite-lived intangible assets.

The following table summarizes the changes in the Company’s carrying value of goodwill and other intangible assets by reportable segment from December 31, 2008 to September 30, 2009:

	Balance at December 31, 2008	Amortization	Translation and Other Adjustments		Balance at September 30, 2009
Goodwill
CDI - Enginering Solutions (“ES”)	$ 22,179	$ —	$ (19	)(1)	$ 22,160
CDI - AndersElite (“Anders”)	17,873	—	1,557		19,430
Management Recruiters International (“MRI”)	9,431	—	197		9,628

Total goodwill	49,483	—	1,735		51,218

Other intangible assets
MRI - Trademarks	2,165	—	—		2,165
ES - Customer Relationship	7,875	(405)	—		7,470

Total goodwill and other intangible assets	$ 59,523	$ (405)	$ 1,735		$ 60,853

(1)	Includes an adjustment of $(19) from the finalization of the purchase accounting from the TK Engineering acquisition.

6.	Joint Venture

In the second quarter of 2008, the Company announced the formation of a new company, called CDI – Pycopsa Ingeniería y Construcción, S. de R.L. de C.V. (the “joint venture”) with Proyectos y Construcciónes del Puerto, S.A. de C.V. (“Pycopsa”), a Mexico-based construction and industrial maintenance company. In June 2009, the joint venture began operations. The Company contributed $204 of cash, $260 of fixed assets and $95 of other noncash assets to the joint venture. Pycopsa contributed $152 of fixed assets and other noncash assets to the joint venture. In July 2009, the Company provided an additional $203 cash contribution to the joint venture.

As of September 30, 2009, the Company owned an 83% interest in the joint venture and Pycopsa owned a 17% interest in the joint venture. Since the beginning of operations on June 1, 2009, the joint venture had a pre-tax loss of $73 for the four months ended September 30, 2009.

Beginning on June 1, 2009, the results of operations of the joint venture are included in the Company’s consolidated statements of operations, as required under provisions of guidance now codified as FASB ASC Topic 810, Consolidation. The Company disclosed the $138 noncontrolling interest of Pycopsa in the joint venture as a separate line item in the equity section of its consolidated balance sheet and by eliminating earnings or losses attributable to the noncontrolling interest in its consolidated statements of operations.

7.	Short-term Borrowings

On October 27, 2009, the Company entered into an amendment to its credit agreement with JP Morgan Chase Bank, N.A. The amendment extends the Company’s existing committed, unsecured $45 million revolving line of credit facility from November 9, 2009 until December 9, 2009.

Interest on borrowings under the facility are based on either a Eurodollar rate or an “Alternate Base Rate” (which is the greater of (i) the bank’s prime rate, (ii) the Federal Funds rate plus 0.5% and (iii) the one-month LIBO rate), as chosen by the Company each time it

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

wishes to borrow funds. The interest rate in the case of Eurodollar-based borrowings is the LIBO rate plus a number of basis points (ranging from 1.15% to 1.75%) depending on the Company’s leverage ratio (which is defined as the ratio of consolidated indebtedness to consolidated EBITDA). The interest rate in the case of Alternate Base Rate borrowings is the Alternate Base Rate (plus 0.25% if the Company’s leverage ratio equals or exceeds 2.0). Any Eurodollar-based borrowing must be in a minimum principal amount of $2.0 million and any Alternate Base Rate loan must be in a minimum principal amount of $100.

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

During the nine months ended September 30, 2009, the Company did not have any outstanding borrowings under the revolving credit facility and was in compliance with its covenants under the credit agreement. Additionally, the Company has a $10.2 million uncommitted, demand unsecured line of credit with Brown Brothers Harriman & Co., under which the bank issues, at its sole discretion, standby letters of credit to the Company. At September 30, 2009, the Company had $6.8 million of outstanding letters of credit issued against this line of credit.

8.	Earnings (Loss) Attributable to CDI per Share

Both basic and diluted earnings (loss) attributable to CDI per share (“EPS”) for all periods are calculated based on the reported earnings (loss) attributable to CDI in the Company’s consolidated statements of operations.

On February 26, 2008, CDI’s Board of Directors authorized the repurchase of up to $50 million of the Company’s outstanding common stock. Repurchases will be made from time to time depending upon the Company’s share price and other relevant factors. Repurchases may be made in the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares and the Company may terminate the repurchase program at any time. During the nine months ended September 30, 2009, the Company did not repurchase any common stock.

The number of common shares used to calculate basic and diluted earnings (loss) attributable to CDI per share for the three and nine months ended September 30, 2009 and 2008 was determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic
Average shares outstanding	18,953,657	19,942,566	18,937,110	20,195,057
Restricted shares issued not vested	(10,000)	(24,814)	(10,000)	(20,883)

	18,943,657	19,917,752	18,927,110	20,174,174

Diluted
Shares used for basic calculation	18,943,657	19,917,752	18,927,110	20,174,174
Dilutive effect of shares / units granted under Omnibus Stock Plan	—	53,170	—	52,551
Dilutive effect of units issuable under Stock Purchase Plan	—	95,033	—	85,506

	18,943,657	20,065,955	18,927,110	20,312,231

Outstanding awards granted under both the Omnibus Stock Plan and the Stock Purchase Plan of 1,278,597 and 813,213 shares were excluded from the computation of EPS for the three months ended September 30, 2009 and 2008, respectively, because their effect would have been anti-dilutive. Outstanding awards granted under both the Omnibus Stock Plan and the Stock Purchase Plan of 1,292,417 and 857,201 shares were excluded from the computation of EPS for the nine months ended September 30, 2009 and 2008, respectively, because their effect would have been anti-dilutive.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

9.	Commitments, Contingencies and Legal Proceedings

Commitments

The Company maintains a global master agreement with a large on-line job posting and search service for the benefit of its operating segments and MRI franchise network. At September 30, 2009, the Company amended the agreement from a three year term to a four year term, extending the minimum payments for the last two years over a three year period. As a result of this amendment, the aggregate minimum payments remaining for the years ended 2009, 2010 and 2011 are $41, $2,300 and $2,300, respectively.

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

Investigation by the UK Office of Fair Trading

On September 30, 2009 the United Kingdom’s Office of Fair Trading (“OFT”) issued a decision in its investigation into alleged anti-competitive behavior by Anders. As previously disclosed, the OFT had been investigating alleged violations of the UK Competition Act of 1998 by Anders and a number of its competitors in the UK construction recruitment industry during the time period of late 2004 to early 2006. The Company fully cooperated with the OFT in its investigation under the OFT’s leniency program.

In its decision, the OFT stated that it made a finding that Anders did violate the UK Competition Act of 1998 and imposed a fine of $12.3 million for the violations. The Company is analyzing the specifics of the decision and is evaluating its options, including a possible appeal. The Company has recorded a charge for the full amount of the fine in the three and nine months ended September 30, 2009.

Investigation by the US Department of Justice

In August 2009, the Civil Division of the US Department of Justice (“DOJ”) notified the Company of potential claims against it under the civil False Claims Act. The claims stem from alleged mischarging of time on certain federal government projects. The DOJ has indicated the total value of mischarged time could equal $2.0 million. The civil False Claims Act provides for treble damages as well as statutory penalties in the event a violation is ultimately determined. Based on the DOJ’s allegations, the statutory penalties could range from $1.7 million to $3.4 million. The Company, with assistance from outside legal counsel, is conducting a review of these allegations and is cooperating with the DOJ. The Company has not yet completed its review and, accordingly, is not yet in a position to determine whether it has any liability or the extent of any such liability. The Company has not made any provisions for any damages, penalties or other liabilities relating to these potential claims in its consolidated financial statements as of September 30, 2009.

10.	Income Taxes

The Company calculates an effective income tax rate each quarter based upon forecasted annual income by jurisdiction, statutory tax rates and other tax-related items. The impact of discrete items is recognized in the interim period in which it occurs.

The effective tax rates for the three months ended September 30, 2009 and 2008 were (2.4)% and (3.1)% respectively. The income tax rate in 2009 was primarily impacted by the $12.3 million charge associated with the fine imposed by the OFT, which is not deductible for income tax purposes. To a lesser extent, the income tax rate in 2009 was also unfavorably impacted by an increase related to uncertain tax positions. The income tax rate for 2008 was favorably impacted primarily by a $3.3 million reduction in income tax expense due to the recognition of the foreign research and development credits from the Canadian SRED program. The $3.3 million related to the period from January 1, 2005 through September 30, 2008.

The effective tax rates for the nine months ended September 30, 2009 and 2008 were (4.5)% and 26.8%, respectively. The income tax rate in 2009 was primarily impacted by the $12.3 million charge associated with the fine imposed by the OFT, which is not deductible for income tax purposes. To a lesser extent, the income tax rate for 2009 was unfavorably impacted by an increase related to uncertain

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

tax positions, an adjustment to income taxes payable and projected losses in foreign jurisdictions on which no tax benefit has been recognized or was recognized at tax rates lower than the US rate. The income tax rate for 2008 was favorably impacted primarily by the $3.3 million reduction in income tax expense due to the recognition of the foreign research and development credits from the Canadian SRED program mentioned above.

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

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Segment data is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
ES	$121,864	$151,754	$368,875	$461,006
MRI	12,468	18,184	40,322	57,216
Anders	26,559	55,558	80,110	177,543
ITS	62,782	56,369	178,444	169,191

	$223,673	$281,865	$667,751	$864,956

Operating profit (loss):
ES	$2,969	$6,430	$9,915	$26,204
MRI	823	3,063	1,297	8,806
Anders(1)	(13,380)	1,389	(16,509)	5,653
ITS	1,755	310	4,862	1,653
Corporate	(4,018)	(4,372)	(12,120)	(13,777)

	(11,851)	6,820	(12,555)	28,539

Less equity in losses from affiliated companies	278	—	859	—

Total operating profit (loss)	$(11,573)	$6,820	$(11,696)	$28,539

Equity in losses from affiliated companies	(278)	—	(859)	—
Other income (expense), net	(51)	1,065	65	2,926

Earnings (loss) before income taxes	$(11,902)	$7,885	$(12,490)	$31,465

(1)	Includes a $12.3 million charge associated with the fine imposed by the OFT in the three and nine months ended September 30, 2009.

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially all from external customers.

Segment asset data is presented in the table below:

	September 30, 2009	December 31, 2008
Assets:
ES	$ 139,605	$ 150,232
MRI	24,912	27,820
Anders	41,156	44,918
ITS	69,972	60,099
Corporate	110,157	100,130

	$ 385,802	$ 383,199

12.	Subsequent Events

On October 27, 2009, the Company entered into an amendment to its credit agreement with JP Morgan Chase Bank, N.A. The amendment extends the Company’s existing committed, unsecured $45 million revolving line of credit facility from November 9, 2009 until December 9, 2009.

The Company has considered subsequent events through the filing of this Quarterly Report on Form 10-Q on November 5, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about the Company’s strategies for growth and future financial results (such as revenues, pre-tax profit and tax rates), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: continued weakness in general economic conditions and levels of capital spending by customers in the industries the Company serves; further weakness in the financial and capital markets, which may result in the postponement or cancellation of the CDI customers’ capital projects or the inability of CDI’s customers to pay the Company’s fees; loss of business and/or other adverse customer consequences as a result of the UK Office of Fair Trading decision; credit risks associated with the Company’s customers; competitive market pressures; the Company’s ability to maintain and grow its revenue base; the availability and cost of qualified labor; the Company’s level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in customers’ attitudes towards outsourcing; changes in tax laws and other government regulations; the possibility of incurring liability for the Company’s activities, including the activities of the Company’s temporary employees; the Company’s performance on customer contracts; negative outcome of pending and future claims and litigation; and government policies or judicial decisions adverse to the Company’s businesses. More detailed information about some of these risks and uncertainties may be found in the Company’s filings with the SEC, particularly in the section entitled “Risk Factors” in Part 1, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context otherwise requires, all references herein to “CDI,” “the Registrant,” “the Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

Executive Overview

On a year-over year basis, the Company’s third quarter revenue declined by 20.6% (17.6% in constant currency). This reflects the impact of the economic recession, which has depressed demand from the Company’s customers in the commodity chemicals, specialty chemicals and oil markets in the CDI - Process and Industrial (“P&I”) vertical and in the commercial aviation market in the CDI-Aerospace (“Aerospace”) vertical, within the CDI Engineering Solutions (“ES”) segment. The economic downturn also contributed to weak year-over-year demand for contract staffing services and permanent placement hiring in the CDI AndersElite (“Anders”) and Management Recruiters International (“MRI”) segments, reflecting declines across a broad sector of other US industries and in the UK construction industry. However, there were signs of economic stabilization during the third quarter, which was reflected in the Company’s second-to-third quarter 2009 sequential results.

On a sequential basis, revenue increased by 3.8% versus second quarter 2009. ES revenue increased by 2.8%, sequentially, driven primarily by growth in its P&I vertical due to new account wins and incremental project spending by existing customers. Additionally, business development efforts produced sequential and year-over-year revenue increases of 7.8% and 11.4%, respectively, in the Company’s CDI Information Technology Solutions (“ITS”) segment, reflecting new account wins and additional sales from existing accounts across various industry segments.

During the quarter the Company experienced a stabilization of sequential MRI royalty revenue and Anders permanent placement revenue, providing initial indications of a bottoming of the business slowdown.

Gross profit for the third quarter decreased from the prior year by 29.9%. Gross profit margin decreased from 22.2% to 19.6% due to the significant decline of professional services revenue, lower levels of higher-margin outsourcing projects and pricing pressures from customers.

The Company continued to reduce its cost of operations during the third quarter to align infrastructure costs with current business levels. Third quarter results include $0.8 million in pre-tax severance charges, primarily associated with a reduction in administrative positions. Third quarter 2009 operating results also include a $12.3 million charge (£7.6 million) associated with the previously disclosed fine imposed by the United Kingdom’s Office of Fair Trading (“OFT”).

For the third quarter of 2009, the Company reported a net loss of $12.2 million, or $(0.64) per diluted share, versus net earnings of $8.1 million, or $0.41 per diluted share, in the prior year quarter. The Company anticipates continued slow improvement in macroeconomic conditions which it expects, over time, to improve demand for the Company’s engineering and IT outsourcing and professional staffing services.

Consolidated Discussion

Business Strategy

CDI’s strategic objective is to be a leading global provider of engineering and information technology (“IT”) outsourcing solutions and professional staffing. These services enable CDI’s customers to focus on their core competencies and drive profitable growth and return on capital investment.

The Company seeks to achieve its long-term strategic objectives by focusing on three core goals. These goals are:

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

The Company conducts its business in several international locations and its reported revenue in US dollars reflects changes in foreign exchange rates as well as business performance. The Company finds it useful to quantify the impact of the business performance by removing the effects of foreign exchange and calculating revenue changes in constant currency. Management does not evaluate the Company’s growth and performance without considering year-over-year changes in revenue both on a constant currency basis and on a US dollar reported basis. Constant currency year-over-year changes should be considered in addition to, and not as a substitute for or superior to, changes in revenue prepared on a US dollar reported basis. Constant currency year-over-year changes in revenue are calculated by translating the prior period’s revenue in local currencies into US dollars using the average exchange rates of the current period.

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

During the third quarter of 2009, the Company’s RONA was (7.2)%, primarily reflecting the impact of pre-tax losses. Operating profit margin for the quarter declined from 2.4% to (5.2)%, primarily due to the $12.3 million (£7.6 million) charge associated with the fine imposed by the OFT, reduced capital spending by petrochemical, chemical and industrial customers in the P & I vertical and the significant decline in permanent placement hiring in the Anders and MRI business segments, resulting in decreased revenue and profits. VCM was not calculated for 2009 and 2008 because both revenue and operating profit declined.

Investigation by the UK Office of Fair Trading

On September 30, 2009 the OFT issued a decision in its investigation into alleged anti-competitive behavior by Anders. As previously disclosed, the OFT had been investigating alleged violations of the UK Competition Act of 1998 by Anders and a number of its competitors in the UK construction recruitment industry during the time period of late 2004 to early 2006. The Company fully cooperated with the OFT in its investigation under the OFT’s leniency program.

In its decision, the OFT stated that it made a finding that Anders did violate the UK Competition Act of 1998 and imposed a fine of $12.3 million (£7.6 million) for the violations. The Company is analyzing the specifics of the decision and is evaluating its options, including a possible appeal. The Company has recorded a charge for the full amount of the fine in the three and nine months ended September 30, 2009.

The Company may suffer loss of business and/or experience other adverse consequences as a result of the OFT decision.

Consolidated Results of Operations for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008

The table that follows presents changes in revenue by service type along with selected financial information and some key metrics for the three-month periods ended September 30, 2009 and 2008:

	Three months ended September 30,				Increase (Decrease)
(in thousands)	2009	% of Total Revenue	2008	% of Total Revenue	$	%
Revenue
Staffing services	$159,160	71.2%	$196,570	69.7%	$(37,410)	(19.0)%
Project outsourcing services	59,065	26.4	71,572	25.4	(12,507)	(17.5)
Professional services	5,448	2.4	13,723	4.9	(8,275)	(60.3)

	$223,673	100.0%	$281,865	100.0%	$(58,192)	(20.6)%

Gross profit	$43,891	19.6%	$62,586	22.2%	$(18,695)	(29.9)%
Operating and administrative expenses(1)	55,464	24.8	55,766	19.8	(302)	(0.5)
Operating profit (loss)	(11,573)	(5.2)	6,820	2.4	(18,393)	(269.7)
Net earnings (loss) attributable to CDI	$(12,172)	(5.4)%	$8,126	2.9%	$(20,298)	(249.8)%
Cash flow provided by (used in) operations	$(1,784)		$3,449		$(5,233)	(151.7)%
Effective income tax rate	(2.4)%		(3.1)%
After-tax return on shareholders' equity(2)	(5.5)%		9.6%
Pre-tax return on net assets(3)	(7.2)%		20.1%
Variable contribution margin(4)	NM		NM

(1)	Includes a $12.3 million charge (£7.6 million) associated with the fine imposed by the OFT in the three months ended September 30, 2009.

(2)	Current quarter combined with the three preceding quarters' earnings attributable to CDI divided by the average CDI shareholders' equity.

(3)	Pre-tax earnings for the current quarter combined with the pre-tax earnings from the three preceding quarters, divided by the average net assets at the beginning and end of that four quarter period. Net assets include total assets minus total liabilities excluding cash and cash equivalents and income tax accounts.

(4)	Year-over-year growth in operating profit divided by year-over-year growth in revenue. The calculation for the periods presented are not meaningful (NM) because both revenue and operating profit declined in 2009 and 2008.

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

Revenue for the third quarter of 2009 declined as compared to the third quarter of 2008. ES experienced a decline in revenue in its P & I vertical due to reduced capital spending by petrochemical, chemical and industrial customers and the ending of several alternative energy projects in late 2008 and early 2009. Anders and MRI experienced significant declines in professional services revenue due to a drop in permanent placement hiring as a result of declining employment markets in North America and the UK. Anders also experienced reduced staffing services revenue due to the conclusion of customer projects in early 2009 and a decline in new project starts, as the construction industry in the UK continues to be weakened by the global economic downturn.

These declines were partially offset by increased revenue from ITS, due primarily to account expansions with existing staffing services customers and new account wins, partially offset by reduced demand from customers in the automotive sector. Revenue also increased in ES’s CDI - Government Services (“Government Services”) vertical due to continuing work on several US Navy shipbuilding and ship design projects related to a contract awarded in 2008.

Gross profit for the third quarter of 2009 decreased as compared to the third quarter of 2008 primarily due to declines in revenue. Gross profit margin decreased due to the significant decline of professional services revenue and lower levels of higher-margin outsourcing projects.

Consolidated operating and administrative expenses for the third quarter of 2009, including $0.8 million of severance and real estate exit charges, decreased as compared to the third quarter of 2008 primarily due to decreased headcount, cost containment measures and lower business volumes, largely offset by the $12.3 million (£7.6 million) charge associated with the fine imposed by the OFT.

Operating profit for the third quarter of 2009 declined from the third quarter of 2008 to a $11.6 million loss and operating profit margin decreased from 2.4% to (5.2)% due to the factors noted above.

The effective tax rates for the three months ended September 30, 2009 and 2008 were (2.4)% and (3.1)%, respectively. The $12.3 million (£7.6 million) charge associated with the fine imposed by the OFT is not deductible for income tax purposes. Excluding the fine, the effective tax rate for the three months ended September 30, 2009 was 66.4%, which was unfavorably impacted primarily by an increase related to uncertain tax positions. The income tax rate for 2008 was favorably impacted primarily by a $3.3 million reduction in income tax expense due to the recognition of the foreign research and development credits from the Canadian SRED program.

For the three months ended September 30, 2009 and 2008, the Company used $1.8 million and sourced $3.4 million of cash from operations, respectively. The decline of cash flow from operations of $5.2 million was due primarily to lower earnings.

Consolidated Results of Operations for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

The table that follows presents changes in revenue by service type along with selected financial information and some key metrics for the nine-month periods ended September 30, 2009 and 2008:

	Nine months ended September 30,				Increase (Decrease)
(in thousands)	2009	% of Total Revenue	2008	% of Total Revenue	$	%
Revenue
Staffing services	$466,365	69.8%	$595,199	68.8%	$(128,834)	(21.6)%
Project outsourcing services	184,802	27.7	224,152	25.9	(39,350)	(17.6)
Professional services	16,584	2.5	45,605	5.3	(29,021)	(63.6)

	$667,751	100.0%	$864,956	100.0%	$(197,205)	(22.8)%

Gross profit	$135,597	20.3%	$201,423	23.3%	$(65,826)	(32.7)%
Operating and administrative expenses(1)	147,293	22.1	172,884	20.0	(25,591)	(14.8)
Operating profit (loss)	(11,696)	(1.8)	28,539	3.3	(40,235)	(141.0)
Net earnings (loss) attributable to CDI	$(13,033)	(2.0)%	$23,029	2.7%	$(36,062)	(156.6)%
Cash flow provided by operations	$17,973		$11,659		$6,314	54.2%
Effective income tax rate	(4.5)%		26.8%
Variable contribution margin(2)	NM		NM

(1)	Includes a $12.3 million charge (£7.6 million) associated with the fine imposed by the OFT in the nine months ended September 30, 2009.

(2)	Year-over-year growth in operating profit divided by year-over-year growth in revenue. The calculation for the periods presented are not meaningful (NM) because both revenue and operating profit declined in 2009 and 2008.

Revenue for the nine months ended September 30, 2009 declined as compared to the nine months ended September 30, 2008. ES experienced a decline in revenue in its P & I vertical due to reduced capital spending by petrochemical, chemical and industrial customers, reduced revenue from permanent placement and the ending of several alternative energy projects in late 2008 and early 2009. Anders and MRI experienced significant declines in professional services revenue due to a drop in permanent placement hiring as a result of declining employment markets in North America and the UK. Anders also experienced reduced staffing services revenue due to the conclusion of customer projects in early 2009 and a decline in new project starts, as the construction industry in the UK continues to be weakened by the global economic downturn.

These declines were partially offset by increased revenue from ITS, due primarily to account expansions with existing staffing services customers and new account wins, partially offset by reduced demand from customers in the automotive sector. Revenue also increased in ES’s Government Services vertical due to continuing work on several US Navy shipbuilding and ship design projects related to a contract awarded in 2008 and in ES’s Aerospace vertical, resulting from the July 2008 acquisition of TK Engineering.

Gross profit for the nine months ended September 30, 2009 decreased as compared to the nine months ended September 30, 2008 primarily due to declines in revenue. Gross profit margin decreased due to the significant decline of professional services revenue, lower levels of higher-margin outsourcing projects and direct costs decreasing at a slower pace than revenue.

Consolidated operating and administrative expenses for the nine months ended September 30, 2009, including $2.7 million of severance and real estate exit charges, decreased as compared to the nine months ended September 30, 2008 primarily due to decreased headcount, cost containment measures and lower business volumes, partially offset by the $12.3 million (£7.6 million) charge associated with the fine imposed by the OFT.

Operating profit for the nine months ended September 30, 2009 declined from the nine months ended September 30, 2008 to a $11.7 million loss and operating profit margin decreased from 3.3% to (1.8)% due to the factors noted above.

During the nine months ended September 30, 2009, net cash provided by operating activities was $18.0 million, despite a net loss of $13.0 million. The positive cash flow reflects lower working capital requirements, primarily due to decreases in accounts receivable, reflecting lower business volumes and increases in accrued expenses and other current liabilities, primarily reflecting the impact of the $12.3 million OFT charge which, while included in the net loss, has not been paid as of September 30, 2009.

The effective tax rates for the nine months ended September 30, 2009 and 2008 were (4.5)% and 26.8%, respectively. The $12.3 million (£7.6 million) charge associated with the fine imposed by the OFT is not deductible for income tax purposes. Excluding the fine, the effective tax rate for the nine months ended September 30, 2009 was (334.9)%, which was unfavorably impacted by an increase related to uncertain tax positions, an adjustment to income taxes payable and projected losses in foreign jurisdictions on which no tax benefit has been recognized or was recognized at tax rates lower than the US rate. The income tax rate for 2008 was favorably impacted primarily by the $3.3 million reduction in income tax expense due to the recognition of the foreign research and development credits from the Canadian SRED program mentioned above.

Segment Discussion

ES

Business Strategy

ES’s business strategy is to pursue the development of long-term alliances with its customers as a cost-effective single-source provider of engineering services and professional staffing. By working as a core supplier and partner with its customers, ES is able to develop an understanding of its customers’ overall business needs as well as the unique technical requirements of their projects. This approach creates the opportunity for ES to provide a greater and more integrated range of services to its customers to facilitate efficient project management, procurement, overall program integration and execution. This strategy requires ES to develop capabilities to provide services to its customers who have global requirements. The Company formed a joint venture in Kuwait during the fourth quarter of 2008 to provide access to engineering project work in Middle Eastern petrochemical, industrial and commercial infrastructure projects. Success of the ES business strategy is dependent upon maintaining and renewing its existing customers or contracts, continued capital spending by its major engineering customers, the ability to win new contract awards and accounts and the availability of labor at a reasonable cost. In addition, ES is strategically engaging in global arrangements to lower its labor costs for customers, to access a broader talent pool and to provide worldwide servicing capabilities for its global customers. As part of this initiative, the Company’s joint venture in Mexico commenced operations during the second quarter of 2009. ES provides professional recruitment outsourcing (“PRO”) services to manage a customer’s entire recruitment process. PRO services provide domestic and multi-national customers with a single source of professional and technical permanent placements across an entire organization. ES continues to develop its strategy to acquire broader skill sets and greater scale leverage.

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

Results of Operations

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit for ES for the three months ended September 30, 2009 and 2008:

ES

	Three months ended September 30,				Increase (Decrease)
	2009		2008
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$68,079	55.9%	$84,268	55.5%	$(16,189)	(19.2)%
Project outsourcing services	52,439	43.0	64,668	42.6	(12,229)	(18.9)
Professional services	1,346	1.1	2,818	1.9	(1,472)	(52.2)

	121,864	100.0	151,754	100.0	(29,890)	(19.7)
Cost of service	99,241	81.4	121,602	80.1	(22,361)	(18.4)

Gross profit	22,623	18.6	30,152	19.9	(7,529)	(25.0)
Operating and administrative expenses(1)	19,654	16.2	23,722	15.7	(4,068)	(17.1)

Operating profit	$2,969	2.4%	$6,430	4.2%	$(3,461)	(53.8)%

(1)	Includes $278 of equity in losses associated with the Company's non-consolidated joint ventures for the three months ended September 30, 2009.

ES’s revenue for the third quarter of 2009 decreased as compared to the third quarter of 2008 primarily due to:

•

Reduced capital spending by customers in its P & I vertical, notably in the petrochemical, chemical and industrial sectors, driven by the global economic slowdown and the late 2008 decline in commodity chemical and oil prices;

•	The completion of several alternative energy projects in combination with fewer project starts due to lower energy costs and customers’ inability to obtain project financing;

•	Declines in several staffing projects in ES’s operations;

•	Declines in its Aerospace vertical due to the continued decline in the commercial airline industry; and

•	Declines in professional services due to decreased customer permanent placement hiring.

The decreases listed above were partially offset by continued organic revenue growth in ES’s Government Services vertical.

ES’s gross profit dollars decreased during the third quarter of 2009 as compared to the third quarter of 2008 due primarily to declines in revenue. Gross profit margin decreased due to the significant decline in higher-margin revenue from professional services, decreases in higher-margin outsourcing projects in the P & I vertical and pricing pressures from customers.

ES’s operating and administrative expenses decreased during the third quarter of 2009 as compared to the third quarter of 2008 due primarily to decreased headcount, as well as other cost containment initiatives implemented in the fourth quarter of 2008 and continued through the third quarter of 2009. These expense reductions were partially offset by $0.3 million of severance and real estate exit charges. These and prior quarter rightsizing activities resulted in savings in the third quarter of 2009 and ES expects to continue to realize savings from these actions in future quarters.

The following table presents changes in revenue from each of ES’s verticals for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,
	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue(1)
CDI-P & I(1)	$85,346	70.1%	$113,764	75.0%	$(28,418)	(25.0)%
CDI-Government Services	22,698	18.6	20,844	13.7	1,854	8.9
CDI-Aerospace(1)	13,820	11.3	17,146	11.3	(3,326)	(19.4)

	$121,864	100.0%	$151,754	100.0%	$(29,890)	(19.7)%

(1)	Revenue for 2008 has been reclassified to conform to the 2009 presentation.

The P & I vertical provides a full range of engineering, project management, design, professional staffing and outsourcing solutions to firms in oil, gas, refining, alternative energy, power generation and energy transmission, nuclear, chemical and heavy manufacturing industries. Typically, these customers are large, multi-national companies that use multiple service providers. In addition, P & I offers facility design, project management, engineering, professional staffing and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries. Contracts are awarded based on the ability to meet the specific requirements of each individual project. Revenue in the P & I vertical decreased in the third quarter of 2009 as compared to the third quarter of 2008 due to decreases in capital spending by petrochemical, chemical and industrial customers, the completion of several alternative energy projects, fewer project starts and the slowing of several staffing projects in Canada.

The Government Services vertical focuses on providing engineering, design and logistics services to the defense industry, particularly in marine design, systems development and military aviation support. Revenue increased within the Government Services vertical in the third quarter of 2009 as compared to the third quarter of 2008 primarily due to the vertical continuing to work on several US Navy shipbuilding, ship design and refurbishment projects related to a contract awarded in 2008.

The Aerospace vertical provides a full range of engineering, design, project management, professional engineering staffing and outsourcing solutions to both the commercial and military aerospace markets. Revenue within the Aerospace vertical decreased in the third quarter of 2009 as compared to the third quarter of 2008, due primarily to lower sales volumes related to the continued decline in the commercial airline industry.

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit for ES for the nine months ended September 30, 2009 and 2008:

ES

	Nine months ended September 30,
	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$199,754	54.1%	$248,234	53.9%	$(48,480)	(19.5)%
Project outsourcing services	165,550	44.9	203,959	44.2	(38,409)	(18.8)
Professional services	3,571	1.0	8,813	1.9	(5,242)	(59.5)

	368,875	100.0	461,006	100.0	(92,131)	(20.0)
Cost of service	297,820	80.7	363,554	78.9	(65,734)	(18.1)

Gross profit	71,055	19.3	97,452	21.1	(26,397)	(27.1)
Operating and administrative expenses (1)	61,140	16.6	71,248	15.4	(10,108)	(14.2)

Operating profit	$9,915	2.7%	$26,204	5.7%	$(16,289)	(62.2)%

(1)	Includes $859 of equity in losses associated with the Company's non-consolidated joint ventures for the nine months ended September 30, 2009.

ES’s revenue for the nine months ended September 30, 2009 decreased as compared to the nine months ended September 30, 2008 primarily due to:

•

Reduced capital spending by customers in its P & I vertical, notably in the petrochemical, chemical and industrial sectors, driven by the global economic slowdown and the late 2008 decline in commodity chemical and oil prices;

•	The completion of several alternative energy projects in combination with fewer project starts due to lower energy costs and customers’ inability to obtain project financing;

•	Declines in several staffing projects in ES’s operations; and

•	Declines in professional services due to decreased customer hiring.

The decreases listed above were partially offset by continued organic revenue growth in ES’s Government Services vertical and an increase in its Aerospace vertical from revenue generated through the July 2008 TK Engineering acquisition.

ES’s gross profit dollars decreased during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due primarily to declines in revenue. Gross profit margin decreased due to a significant decline in higher-margin revenue from professional services, decreases in higher-margin outsourcing projects in the P & I vertical and pricing pressures from customers.

ES’s operating and administrative expenses decreased during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due primarily to decreased headcount as well as other cost containment initiatives implemented in the fourth quarter of 2008 and continued through the first nine months of 2009. These expense reductions were partially offset by $1.4 million of severance and real estate exit charges. These rightsizing activities resulted in some savings in the first nine months of 2009 and the Company expects to continue to realize savings from these actions in future quarters.

The following table presents changes in revenue from each of ES’s verticals for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue(1)
CDI-P & I(1)	$257,087	69.7%	$355,030	77.0%	$ (97,943)	(27.6)%
CDI-Government Services	66,755	18.1	61,946	13.4	4,809	7.8
CDI-Aerospace(1)	45,033	12.2	44,030	9.6	1,003	2.3

	$368,875	100.0%	$461,006	100.0%	$ (92,131)	(20.0)%

(1)	Revenue for 2008 has been reclassified to conform to the 2009 presentation.

Revenue in the P & I vertical decreased in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to decreases in capital spending by petrochemical, chemical and industrial customers, the completion of several alternative energy projects, fewer project starts and the slowing of several staffing projects in Canada.

Revenue increased within the Government Services vertical in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to the vertical continuing to work on several US Navy shipbuilding, ship design and refurbishment projects related to a contract awarded in 2008.

Revenue within the Aerospace vertical increased in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily as a result of revenue from TK Engineering, which was acquired in the third quarter of 2008, partially offset by lower sales volumes related to the continued decline in the commercial airline industry.

MRI

Business Strategy

The MRI network is one of the largest search and recruitment organizations in the world. The key to MRI’s business model is delivering value to its franchisees by providing the use of its trademarks, business systems and training and support services to its franchisees to enable them to engage in the search and recruitment of managerial, professional, executive, administrative and technical personnel for employment by their customers. MRI’s strategic objectives include expansion of the number of current franchisees’

search consultants, expansion of the international franchise network and growth in underdeveloped US markets. On January 22, 2009, the Company terminated its master franchise agreement with MRI Worldwide Network, Limited and had assigned to it the benefit of the franchise agreements of MRI Worldwide Network, Limited’s sub-franchisees. Subsequently, the Company has been operating the business. MRI believes that the international marketplace provides opportunity for franchise expansion and the potential for franchise sales and royalty revenues.

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

Results of Operations

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended September 30, 2009 and 2008:

MRI

	Three months ended September 30,
	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$9,102	73.0%	$11,597	63.8%	$(2,495)	(21.5)%
Professional services	3,366	27.0	6,587	36.2	(3,221)	(48.9)

	12,468	100.0	18,184	100.0	(5,716)	(31.4)
Cost of service	6,073	48.7	7,858	43.2	(1,785)	(22.7)

Gross profit	6,395	51.3	10,326	56.8	(3,931)	(38.1)
Operating and administrative expenses	5,572	44.7	7,263	40.0	(1,691)	(23.3)

Operating profit	$823	6.6%	$3,063	16.8%	$(2,240)	(73.1)%

MRI’s contract staffing revenue for the third quarter of 2009 declined as compared to the third quarter of 2008 due to the completion of several projects and a decline in customer usage of contract staffing personnel due to the global economic downturn beginning toward the end of 2008 and continuing in 2009. The decline in professional services revenue was primarily due to lower royalties and, to a lesser extent, franchise sales. The decline in royalties reflects a decline in same-store sales due to weakened hiring demand as a result of the declines in the global economy.

MRI’s gross profit dollars decreased during the third quarter of 2009 as compared to the third quarter of 2008 due primarily to the declines in both staffing services and professional services revenue mentioned above. Gross profit margin declined as higher-margin professional services revenue decreased at a faster pace than the lower-margin contract staffing services revenue.

MRI’s operating and administrative expenses decreased during the third quarter of 2009 as compared to the third quarter of 2008 due primarily to savings realized from cost containment initiatives begun in late 2008 and continued through 2009 and decreased headcount.

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit for MRI for the nine months ended September 30, 2009 and 2008:

MRI

	Nine months ended September 30,
	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Staffing services	$29,735	73.7%	$37,450	65.5%	$(7,715)	(20.6)%
Professional services	10,587	26.3	19,766	34.5	(9,179)	(46.4)

	40,322	100.0	57,216	100.0	(16,894)	(29.5)
Cost of service	20,374	50.5	25,663	44.9	(5,289)	(20.6)

Gross profit	19,948	49.5	31,553	55.1	(11,605)	(36.8)
Operating and administrative expenses	18,651	46.3	22,747	39.7	(4,096)	(18.0)

Operating profit	$1,297	3.2%	$8,806	15.4%	$(7,509)	(85.3)%

MRI’s contract staffing revenue for the nine months ended September 30, 2009 declined as compared to the nine months ended September 30, 2008 due to the completion of a major project and a decline in customer hiring of contract staffing personnel due to the global economic downturn beginning toward the end of 2008 and continuing in 2009. The decline in professional services revenue was primarily due to lower royalties and franchise sales. The decline in royalties reflects a decline in same-store sales due to weakened hiring demand as a result of the declines in the global economy.

MRI’s gross profit dollars decreased during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due primarily to the declines in both staffing services and professional services revenue mentioned above. Gross profit margin declined as higher-margin professional services revenue decreased at a faster pace than the lower-margin contract staffing services revenue.

MRI’s operating and administrative expenses decreased during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, due primarily to:

•	Savings realized from cost containment initiatives begun in late 2008 and continued through 2009;

•	Decreased headcount; and

•

The absence of a one-time $0.8 million charge to bad debt related to MRI Worldwide, a former master licensee, which occurred in the first quarter of 2008. This was partially offset by increased bad debt reserves related to domestic franchises.

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

Investigation by the UK Office of Fair Trading

On September 30, 2009 the UK’s OFT issued a decision in its investigation into alleged anti-competitive behavior by Anders. As previously disclosed, the OFT had been investigating alleged violations of the UK Competition Act of 1998 by Anders and a number of its competitors in the UK construction recruitment industry during the time period of late 2004 to early 2006. The Company fully cooperated with the OFT in its investigation under the OFT’s leniency program.

In its decision, the OFT stated that it made a finding that Anders did violate the UK Competition Act of 1998 and imposed a fine of £7.6 million (approximately $12.3 million) for the violations. The Company is analyzing the specifics of the decision and is evaluating its options, including a possible appeal. The Company has recorded a charge for the full amount of the fine in the three and nine months ended September 30, 2009.

The Company may suffer loss of business and/or experience other adverse consequences as a result of the OFT decision.

Results of Operations

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit (loss) for Anders for the three months ended September 30, 2009 and 2008 in US dollars:

Anders

	Three months ended September 30,
	2009		2008		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$25,841	97.3%	$51,418	92.5%	$(25,577)	(49.7)%
Professional services	718	2.7	4,140	7.5	(3,422)	(82.7)

	26,559	100.0	55,558	100.0	(28,999)	(52.2)
Cost of service	22,344	84.1	43,682	78.6	(21,338)	(48.8)

Gross profit	4,215	15.9	11,876	21.4	(7,661)	(64.5)
Operating and administrative expenses(1)	17,595	66.3	10,487	18.9	7,108	67.8

Operating profit (loss)	$(13,380)	(50.4)%	$1,389	2.5%	$(14,769)	(1,063.3)%

(1)	Includes a $12.3 million charge associated with the fine imposed by the OFT in the three months ended September 30, 2009.

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit (loss) for Anders for the nine months ended September 30, 2009 and 2008 in US dollars:

Anders

	Nine months ended September 30,
	2009		2008		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$77,877	97.2%	$161,148	90.8%	$(83,271)	(51.7)%
Professional services	2,233	2.8	16,395	9.2	(14,162)	(86.4)

	80,110	100.0	177,543	100.0	(97,433)	(54.9)
Cost of service	67,042	83.7	136,474	76.9	(69,432)	(50.9)

Gross profit	13,068	16.3	41,069	23.1	(28,001)	(68.2)
Operating and administrative expenses(1)	29,577	36.9	35,416	19.9	(5,839)	(16.5)

Operating profit (loss)	$(16,509)	(20.6)%	$5,653	3.2%	$(22,162)	(392.0)%

(1)	Includes a $12.3 million charge associated with the fine imposed by the OFT in the nine months ended September 30, 2009.

To more effectively discuss the comparative results of operations for the three months ended September 30, 2009 and 2008, the following table presents Anders’ results on a constant currency basis (in thousands of British pounds):

Anders

	Three months ended September 30,
	2009		2008		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£15,782	97.3%	£27,031	92.5%	£(11,249)	(41.6)%
Professional services	438	2.7	2,200	7.5	(1,762)	(80.1)

	16,220	100.0	29,231	100.0	(13,011)	(44.5)
Cost of service	13,646	84.1	22,960	78.6	(9,314)	(40.6)

Gross profit	2,574	15.9	6,271	21.4	(3,697)	(59.0)
Operating and administrative expenses(1)	10,818	66.7	5,531	18.9	5,287	95.6

Operating profit (loss)	£(8,244)	(50.8)%	£740	2.5%	£(8,984)	(1,214.1)%

(1)	Includes a £7.6 million charge associated with the fine imposed by the OFT in the three months ended September 30, 2009.

Anders’ staffing services revenue for the third quarter of 2009 decreased as compared to the third quarter of 2008 primarily due to the conclusion of customer projects in early 2009 and a decline in new customer project starts as the construction industry in the UK continues to be weakened by the global economic downturn. The decrease in professional services revenue is primarily due to the significant drop in permanent placement hiring as a result of increased unemployment and weaker demand in the construction market in the UK.

Anders’ gross profit pounds decreased during the third quarter of 2009 as compared to the third quarter of 2008 due primarily to the decline in revenue. Gross profit margin decreased during the third quarter of 2009 as compared to the third quarter of 2008 due to the significant decline in higher-margin professional services revenue in addition to lower-margin projects providing a larger portion of staffing services revenue.

Anders’ increase in operating and administrative expenses during the third quarter of 2009 as compared to the third quarter of 2008 was due to the £7.6 million charge associated with the fine imposed by the OFT. This increase in operating and administrative expenses was partially offset by lower salaries and variable compensation as a result of decreased headcount, lower business volumes, office downsizing and other cost containment measures.

Anders’ operating profit declined during the third quarter of 2009 as compared to third quarter of 2008 due to the significant decline in revenue and the £7.6 million charge associated with the fine imposed by the OFT, partially offset by decreases in other operating and administrative expenses resulting from rightsizing activities mentioned above.

To more effectively discuss the comparative results of operations for the nine months ended September 30, 2009 and 2008, the following table presents Anders’ results on a constant currency basis (in thousands of British pounds):

Anders

	Nine months ended September 30,
	2009		2008		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£50,998	97.2%	£82,316	90.8%	£(31,318)	(38.0)%
Professional services	1,483	2.8	8,374	9.2	(6,891)	(82.3)

	52,481	100.0	90,690	100.0	(38,209)	(42.1)
Cost of service	43,889	83.7	69,711	76.9	(25,822)	(37.0)

Gross profit	8,592	16.3	20,979	23.1	(12,387)	(59.0)
Operating and administrative expenses(1)	18,929	36.0	18,091	19.9	838	4.6

Operating profit (loss)	£(10,337)	(19.7)%	£2,888	3.2%	£(13,225)	(457.9)%

(1)	Includes a £7.6 million charge associated with the fine imposed by the OFT in the nine months ended September 30, 2009.

Anders’ staffing services revenue for the nine months ended September 30, 2009 decreased as compared to the nine months ended September 30, 2008 primarily due to the conclusion of customer projects during 2008 and early 2009 and a decline in new customer project starts as the construction industry in the UK continues to be weakened by the global economic downturn. The decrease in professional services revenue is primarily due to the significant drop in permanent placement hiring as a result of increased unemployment and weaker demand in the construction market in the UK.

Anders’ gross profit pounds decreased during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due primarily to the decline in revenue. Gross profit margin decreased during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to the significant decline in higher-margin professional services revenue in addition to lower-margin projects providing a larger portion of staffing services revenue.

Anders’ increase in operating and administrative expenses during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was due to the £7.6 million charge associated with the fine imposed by the OFT. This increase in operating and administrative expenses also included £0.2 million ($0.3 million) of severance charges and was partially offset by lower salaries and variable compensation as a result of decreased headcount, lower business volumes, office downsizing and other cost containment measures. These rightsizing activities resulted in some savings in the first nine months of 2009 and the Company expects to continue to realize additional savings from these actions in future quarters.

Anders’ operating profit declined during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to the significant decline in revenue and the £7.6 million charge associated with the fine imposed by the OFT, partially offset by decreases in other operating and administrative expenses resulting from rightsizing activities mentioned above.

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

While staffing continues to be a core offering, ITS is focusing its efforts on providing higher value IT outsourcing and consulting services through the development of expertise in five technology areas: quality assurance, application development and maintenance, program management, service desk management and IT security and risk management. This effort to shift the emphasis towards higher value IT services is consistent with CDI’s core business strategy. ITS seeks to provide a full range of integrated IT services to its customers. ITS also seeks to differentiate itself from the competition and optimize the customer’s IT infrastructure, all while targeting a reduction in overall customer IT costs and improved service levels.

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

Results of Operations

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit for ITS for the three months ended September 30, 2009 and 2008:

ITS

	Three months ended September 30,
	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$56,138	89.4%	$49,287	87.5%	$6,851	13.9%
Project outsourcing services	6,626	10.6	6,904	12.2	(278)	(4.0)
Professional services	18	0.0	178	0.3	(160)	(89.9)

	62,782	100.0	56,369	100.0	6,413	11.4
Cost of service	52,124	83.0	46,137	81.8	5,987	13.0

Gross profit	10,658	17.0	10,232	18.2	426	4.2
Operating and administrative expenses	8,903	14.2	9,922	17.6	(1,019)	(10.3)

Operating profit	$1,755	2.8%	$310	0.6%	$1,445	466.1%

ITS’s revenue for the third quarter of 2009 increased as compared to the third quarter of 2008 primarily due to increases in staffing services, largely from account expansions with existing customers and new account wins, partially offset by reduced demand for staffing services in the automotive sector and slight volume declines in project outsourcing and professional services.

ITS’s gross profit dollars increased during the third quarter of 2009 as compared to the third quarter of 2008 primarily due to increases in staffing services revenue. ITS’s gross profit margin was lower due to mix-changes to lower-margin staffing business providing a larger portion of revenue and, to a lesser extent, increases in lower-margin outsourcing projects than in the prior year.

ITS’s operating and administrative expenses decreased during the third quarter of 2009 as compared to third quarter of 2008 primarily due to continued cost containment initiatives that began in mid-2008. These rightsizing activities resulted in savings in the third quarter of 2009, and it expects to continue to realize savings from these actions in future quarters.

ITS’s operating profit increased during the third quarter of 2009 as compared to third quarter of 2008 primarily due to effective cost containment measures as well as increases in gross profit dollars.

The following table presents changes in revenue by service type, cost of service, gross profit, operating and administrative expenses and operating profit for ITS for the nine months ended September 30, 2009 and 2008:

ITS

	Nine months ended September 30,
	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$158,999	89.1%	$148,367	87.7%	$10,632	7.2%
Project outsourcing services	19,252	10.8	20,193	11.9	(941)	(4.7)
Professional services	193	0.1	631	0.4	(438)	(69.4)

	178,444	100.0	169,191	100.0	9,253	5.5
Cost of service	146,918	82.3	137,842	81.5	9,076	6.6

Gross profit	31,526	17.7	31,349	18.5	177	0.6
Operating and administrative expenses	26,664	15.0	29,696	17.5	(3,032)	(10.2)

Operating profit	$4,862	2.7%	$1,653	1.0%	$3,209	194.1%

ITS’s revenue for the nine months ended September 30, 2009 increased as compared to the nine months ended September 30, 2008 primarily due to increases in staffing services, largely from account expansions with existing customers and new account wins, partially offset by reduced demand for staffing services in the automotive sector and slight volume declines in project outsourcing and professional services.

ITS’s gross profit dollars increased slightly during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily due to increases in staffing services revenue. ITS’s gross profit margin was lower due mix-changes to lower margin staffing business providing a larger portion of revenue and, to a lesser extent, increases in lower-margin outsourcing projects than in the prior year, as well as pricing pressures on contract staffing services projects earlier in the year, partially offset by the Company’s ability to pass through certain customer bill rate reductions to billable personnel.

ITS’s operating and administrative expense decreased during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to continued cost containment initiatives that began in late 2008. The expense reductions were partially offset by $0.3 million of severance charges. These rightsizing activities resulted in some savings in the first nine months of 2009 and it expects to continue to realize savings from these actions in future quarters.

ITS’s operating profit increased during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to effective cost containment measures.

Corporate

Corporate expenses totaled $4.0 million in the third quarter of 2009 as compared to $4.4 million in the third quarter of 2008. The decrease of $0.4 million was principally the result of lower professional services expenses, partially offset by severance costs of $0.3 million.

Corporate expenses totaled $12.1 million in the first nine months of 2009 as compared to $13.8 million in the first nine months of 2008. The decrease of $1.7 million was principally the result of lower professional services expenses and cost containment measures, partially offset by severance costs of $0.5 million.

Liquidity and Capital Resources

The following table summarizes the net cash provided by (used in) the major captions from the Company’s consolidated statements of cash flows:

	Nine months ended September 30,
(in thousands)	2009	2008
Operating Activities	$17,973	$11,659
Investing Activities	(4,458)	(28,508)
Financing Activities	(7,456)	(30,355)

Operating Activities

During the nine months ended September 30, 2009, net cash provided by operating activities was $18.0 million, despite a net loss of $13.0 million. The positive cash flow reflects lower working capital requirements, primarily due to decreases in accounts receivable, reflecting lower business volumes and increases in accrued expenses and other current liabilities, primarily reflecting the impact of the $12.3 million OFT charge which, while included in the net loss, has not been paid as of September 30, 2009.

Operating cash flow was higher than the prior year by $6.3 million, primarily due to lower increases in taxes receivable of $6.1 million and lower working capital requirements of $38.2 million, reflecting decreases in receivables and prepaid expenses, increases in accrued expenses and other current liabilities and a smaller decrease in accounts payable, partially offset by lower earnings of $36.1 million.

Investing Activities

During the first nine months of 2009, net cash used in investing activities decreased by $24.1 million, as compared to the same period in 2008, due primarily to the Company’s $17.6 million purchase of TK Engineering in July 2008. In addition, in the first quarter of 2008, the Company invested $1.7 million in trademarks. The Company’s primary investing activities in the first nine months of 2009 were purchases of property and equipment. During the first nine months of 2009, capital expenditures totaled $4.7 million, as compared to $9.5 million in the same period in 2008. The decrease in capital spending was primarily due to larger capital expenditures in 2008 for software acquisitions in ES’s Aerospace vertical, recruitment and financial systems-related technology projects, additional leasehold improvements and furniture for new offices. In the first nine months of 2009, capital expenditures related primarily to implementation of a financial system upgrade, software purchases in the Aerospace vertical of ES and software development for the ITS segment. Capital spending for the full year of 2009 is expected to be approximately $6 to $7 million.

Financing Activities

During the first nine months of 2009, net cash used in financing activities decreased by $22.9 million, as compared to the same period in 2008. The Company paid shareholders dividends totaling $7.4 million and $7.9 million during the first nine months of 2009 and 2008, respectively. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements. In the first nine months of 2008, the Company repurchased 953,072 shares of its common stock in the open market for $23.2 million in cash. The Company did not repurchase any shares of its common stock under the repurchase program in the first nine months of 2009. As of September 30, 2009, there remained authorization to repurchase approximately $20.0 million of outstanding common stock.

Summary

The Company’s business model is expected to generate positive cash flow over the business cycle. However, changes in the level of business activity, and to a lesser extent, seasonality, do impact working capital needs and cash flow. In addition, the weakened global economy has and could continue to cause delays in customer payments which could lead to a slower collections process, causing a temporary decline in CDI’s operating cash flow. Management believes that the Company’s current funds, funds generated from operations and funds available under its short-term credit facility will be sufficient to support currently anticipated working capital, capital expenditures, shareholder dividends and strategic acquisitions.

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

CDI CORP. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures About Market Risk

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

During the first quarter of 2009, the Company entered into zero cost collar option contracts (“options”) to hedge portions of its British pound sterling and Canadian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and expire respectively at the end of the first, second and third quarters in 2009. During the second quarter of 2009, the Company unwound the British pound sterling options set to expire in the second and third quarters, and entered into an option to hedge portions of its forecasted earnings in Canadian dollars for the fourth quarter. During the first quarter of 2008, the Company entered into zero cost collar option contracts to hedge portions of its British pound sterling, Euro, Canadian dollar and Australian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and expired respectively at the end of the first, second, third and fourth quarters in 2008. These options have a range of foreign exchange rates, which provide a hedge against foreign results that are translated at rates outside the range. These options do not have a premium. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in current earnings, while the impact of translating the foreign based income into US dollars is recognized throughout the year. For the nine months ended September 30, 2009, the Company recorded a net loss of $122 related to these options, consisting of a realized loss of $103 and an unrealized loss of $19. The net losses were recorded in other income (expense), net in the consolidated statements of operations. For the nine months ended September 30, 2008, the Company recorded a net gain of $474 related to these options, consisting of a realized gain of $226 and an unrealized gain of $248. The net gains were recorded in other income (expense), net in the consolidated statements of operations. (See Note 3 – Fair Value Disclosures, in the notes to the consolidated financial statements for additional information.)

The following table details the Company’s outstanding foreign currency zero cost collar option contracts at September 30, 2009:

						Foreign Currency in US $
Local Currency	Effective Date	Maturity Date	Currency Date		Notional Amount (in thousands)
						Floor Rate	Ceiling Rate
Canadian Dollar	5/22/2009	12/29/2009	note	(1)	1,040	0.8547	0.9042

(1)	The exercise rate is determined by taking an average of the spot rates on the following dates: 9/25/2009, 10/23/2009, 11/20/2009 and 12/29/2009.

As of and during the nine months ended September 30, 2009 and 2008, the Company had no borrowings outstanding under its $45.0 million committed, unsecured revolving credit facility. The Company’s cash balances are primarily invested in money market investments primarily at variable rates. Due to the Company’s cash balance, interest rate fluctuations will affect the Company’s return on its investments.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Investigation by the UK Office of Fair Trading

On September 30, 2009 the United Kingdom’s Office of Fair Trading (“OFT”) issued a decision in its investigation into alleged anti-competitive behavior by Anders. As previously disclosed, the OFT had been investigating alleged violations of the UK Competition Act of 1998 by Anders and a number of its competitors in the UK construction recruitment industry during the time period of late 2004 to early 2006. The Company fully cooperated with the OFT in its investigation under the OFT’s leniency program.

In its decision, the OFT stated that it made a finding that Anders did violate the UK Competition Act of 1998 and imposed a fine of $12.3 million for the violations. The Company is analyzing the specifics of the decision and is evaluating its options, including a possible appeal. The Company has recorded a charge for the full amount of the fine in the three and nine months ended September 30, 2009.

Investigation by the US Department of Justice

In August 2009, the Civil Division of the US Department of Justice (“DOJ”) notified the Company of potential claims against it under the civil False Claims Act. The claims stem from alleged mischarging of time on certain federal government projects. The DOJ has indicated the total value of mischarged time could equal $2.0 million. The civil False Claims Act provides for treble damages as well as statutory penalties in the event a violation is ultimately determined. Based on the DOJ’s allegations, the statutory penalties could range from $1.7 million to $3.4 million. The Company, with assistance from outside legal counsel, is conducting a review of these allegations and is cooperating with the DOJ. The Company has not yet completed its review and, accordingly, is not yet in a position to determine whether it has any liability or the extent of any such liability. The Company has not made any provisions for any damages, penalties or other liabilities relating to these potential claims in its consolidated financial statements as of September 30, 2009.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section (Part I, Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company may suffer loss of business and/or experience other adverse consequences as a result of the UK Office of Fair Trading decision.

On September 30, 2009 the United Kingdom’s Office of Fair Trading (“OFT”) issued a decision in its investigation into alleged anti-competitive behavior by Anders. As previously disclosed, the OFT had been investigating alleged violations of the UK Competition Act of 1998 by Anders and a number of its competitors in the UK construction recruitment industry during the time period of late 2004 to early 2006. The Company fully cooperated with the OFT in its investigation under the OFT’s leniency program.

In its decision, the OFT stated that it made a finding that Anders did violate the UK Competition Act of 1998 and imposed a fine of $12.3 million for the violations. The Company is analyzing the specifics of the decision and is evaluating its options, including a possible appeal. The Company has recorded a charge for the full amount of the fine in the three and nine months ended September 30, 2009.

Customers and potential customers could decide to discontinue doing business with Anders, to decrease the amount of business they do with Anders or not to award new business to Anders as a result of this OFT decision. Senior management at Anders and the Company would likely be required to devote a significant amount of time to repairing the relationship with any customer or potential customer that, as a result of the OFT decision, does decide to discontinue, decrease or not award new business to Anders thereby decreasing the amount of time these management personnel are able to devote to other facets of the business. The OFT decision also could materially and adversely affect the overall reputation of Anders and the Company. In addition, it is possible that third party lawsuits could be filed against Anders in connection with this matter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Consulting and Non-Competition Agreement and Release and Waiver of Claims dated October 8, 2009 between Registrant and Cecilia J. Venglarik. (Constitutes a management contract or compensatory plan or agreement)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.

Date: November 5, 2009	By:	/s/ Mark A. Kerschner
Mark A. Kerschner
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

10.1	Consulting and Non-Competition Agreement and Release and Waiver of Claims dated October 8, 2009 between Registrant and Cecilia J. Venglarik. (Constitutes a management contract or compensatory plan or agreement)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.