Form 10-K
period 2009-12-31
CDI CORP
filed 2010-03-02
CIK 18396

United States Securities and Exchange Commission Washington, DC 20549	Form 10-K

( X )	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2009

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission file number 001-05519

CDI Corp.	(Exact name of registrant as specified in its charter)

Pennsylvania

(State of incorporation)

1717 Arch Street, 35th Floor, Philadelphia, PA 19103-2768

(Address of principal executive offices)

23-2394430

(I.R.S. Employer Identification Number)

(215) 569-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act Common stock, $.10 par value (Title of each class) New York Stock Exchange (Name of exchange on which registered)

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [        ] NO [    X    ]

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [        ] NO [    X    ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [    X    ] NO [            ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). YES [        ] NO [        ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES [            ] NO [    X    ]

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $142,290,580.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 26, 2010 was as follows:

Common stock, $.10 par value Class B common stock, $.10 par value	18,972,563 Shares None

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for its 2010 annual meeting of shareholders (to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year end of December 31, 2009) are incorporated by reference into Part III of this Form 10-K.

Part I

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about the Company’s strategies for growth and future financial results (such as revenues, pre-tax profit and tax rates), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: continued weakness in general economic conditions and levels of capital spending by customers in the industries the Company serves; further weakness in the financial and capital markets, which may result in the postponement or cancellation of the CDI customers’ capital projects or the inability of CDI’s customers to pay the Company’s fees; loss of business and other adverse customer consequences as a result of the UK Office of Fair Trading decision or the Department of Justice investigation; credit risks associated with the Company’s customers; competitive market pressures; the availability and cost of qualified labor; the Company’s level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations; the possibility of incurring liability for the Company’s activities, including the activities of the Company’s temporary employees; the Company’s performance on customer contracts; negative outcome of pending and future claims and litigation; and government policies or judicial decisions adverse to the Company’s businesses. More detailed information about some of these and other risks and uncertainties may be found in the Company’s filings with the SEC, particularly in the “Risk Factors” section in Part I, Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context otherwise requires, all references herein to “CDI,” the “Registrant,” the “Company,” “we,” “us,” or “our” are to CDI Corp. and its consolidated subsidiaries.

Item 1.	Business

General

CDI Corp. (the “Company” or “CDI”) (NYSE:CDI) was incorporated in Pennsylvania on July 30, 1985. It is the successor registrant to CDI Corporation, which was incorporated in Pennsylvania on September 16, 1950. The Company provides engineering and information technology outsourcing and professional staffing services to its customers. More specifically, the Company provides project outsourcing services for its customers’ engineering, information technology and project management needs, staffing services to augment its customers’ workforces and a range of professional services to meet its customers’ permanent placement needs. The Company derives the majority of its revenue by providing these services to large and mid-sized companies, in countries that include the US, UK and Canada. Following is a more detailed description of the Company’s services:

•

Project outsourcing services - The Company provides engineering, information technology and related services to its customers in connection with the customers’ outsourcing projects or functions. These services are often performed at a CDI facility or at a customer’s location under the supervision of CDI personnel and often result in the production of a deliverable work product or services for the customer.

In the CDI Engineering Solutions (“ES”) segment, these outsourcing projects can range in duration from several months to multiple years and generally include analysis of a customer’s engineering needs and development of solutions in one or more areas of a facility’s design and start-up. These services include such functions as feasibility studies, program and project management, technology and process design, front-end engineering design, detailed design, construction management, equipment procurement and facility start-up services. Additional services can include life-cycle plant maintenance.

In the CDI Information Technology Solutions (“ITS”) segment, outsourcing projects and outsourcing of functions and processes can range from several months to multiple years and include assessments, execution of business application services, quality assurance and testing, program management and service-desk operations.

The CDI AndersElite (“Anders”) and Management Recruiters International (“MRI”) segments do not provide project outsourcing services.

•

Staffing services - The Company provides personnel to its customers for a period of time to augment the customers’ workforces in times of project, seasonal, peak period or business cycle needs. The personnel provided are generally skilled engineering, IT, project management, architecture, construction and other professionals who work at a customer’s location under the supervision of the customer’s supervisory personnel on assignments that range from several months to over one year. The Company also provides managed staffing services by assuming overall management of a customer’s staffing. Each of the Company’s four business segments provides customers with staffing services.

•

Professional services - The Company provides a range of services related to the permanent placement staffing needs of its customers. For ES, Anders and ITS, these services include search, recruitment and permanent placement of technical, professional and managerial personnel. For MRI, these services include sales of new permanent placement franchises and services to assist franchisees in generating permanent placements and related royalties.

Reporting Segments

Through September 30, 2007, the Company operated in five reporting segments: ES, Anders, MRI, ITS and Todays Staffing (“Todays”). As discussed in Note 7—Discontinued Operations, in the notes to the consolidated financial statements, the Company sold its Todays business segment in the third quarter of 2007. This was a significant step in the Company’s efforts over the past few years to refocus CDI’s business on engineering and IT project outsourcing and higher level staffing services.

Since September 30, 2007, the Company has had four reporting segments: ES, MRI, Anders and ITS. Please see Note 18—Reporting Segments, in the notes to the consolidated financial statements, for further information about reporting segments.

CDI Engineering Solutions (“ES”)

ES is a full service engineering, procurement, construction management, technical outsourcing and technical staffing firm providing project outsourcing, staffing and professional services through a global network of offices and alliance partners. In most engineering project engagements, the Company seeks to utilize technical resources at the most cost-effective CDI offices or alliance facilities. Work is generally performed at CDI engineering centers in the US and Canada and at joint venture facilities in Kuwait and Mexico. Approximately 18% of ES’s total revenue was generated outside the US in 2009.

Services

Through December 31, 2007, the ES segment operated through four verticals: CDI-Process and Industrial, CDI-Life Sciences, CDI-Government Services and CDI-Aerospace. In the second quarter of 2008, management decided to re-align the management and operations of the CDI-Life Sciences vertical into the CDI-Process and Industrial vertical. As a result, ES now offers its services through the following three verticals:

•

CDI-Process and Industrial (“P&I”) - P&I provides a full range of engineering, design, project management, professional staffing and outsourcing solutions to firms in oil, gas, refining, alternative energy, power generation and energy transmission, nuclear, chemicals and heavy manufacturing industries. In addition, P&I offers facility design, project management, engineering, professional staffing and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries.

•

CDI-Government Services (“Government Services”) - Government Services focuses on providing engineering, design and logistics services to the defense industry, particularly in marine design, systems development and military aviation support.

•

CDI-Aerospace (“Aerospace”) - Aerospace provides a full range of engineering, design, project management, professional staffing and outsourcing solutions to both the commercial and military aerospace markets.

ES’s project outsourcing services are high value-added engineering services that typically involve managing a discrete portion or portions of a customer’s capital project, including, but not limited to, feasibility studies, basic engineering or detailed plant design and construction management, validation and commissioning of a facility and life cycle support. To the extent such activities entail design and planning work, they are typically performed at CDI’s offices. However, construction management, commissioning and life cycle support activities are generally performed on-site at customers’ facilities. ES performs these engagements under contracts that are generally several months to multiple years in duration.

ES’s staffing services are tailored to the needs of the customer. The most basic service provides skilled professionals to work at a single customer location on a temporary basis. In providing these services, the segment recruits and hires employees and provides personnel to customers for assignments that generally last several months to multiple years, depending on customers’ needs. ES personnel perform the vast majority of these services at the customers’ facilities under their supervision. Customers use ES’s employees to provide additional capabilities in times of expansion and change and to work on projects requiring specialized skills. At the end of the project, ES assigns the employees to another project for the customer, assigns the employees to perform services for another customer or terminates the employment of the employees.

This segment’s highest-value staffing service is customized managed staffing solutions, under which ES oversees the cus -

tomer’s entire staffing needs as well as certain human resource functions required to manage the customer’s contract workforce. In these instances, ES frequently establishes on-site offices at one or more of the customer’s facilities, provides staffing and links that office into the segment’s business systems. If desired by the customer, managed staffing services utilize web-based technology to help accelerate and streamline the procurement, management and supervision of contract employees. ES is responsible for administrative matters, benefits and employment taxes for its contractor employees.

ES also provides permanent placement services to meet the needs of its customers. Customers provide a position specification to ES, and candidates are identified through traditional advertising, the Company’s website, networking, public job boards or targeted recruiting. ES provides professional recruitment outsourcing (“PRO”) services to manage a customer’s entire permanent recruitment process. PRO services provide domestic and multinational customers with a single source of professional and technical permanent placements across an entire organization. ES also offers assessment services to study a customer’s permanent placement hiring processes and provides recommendations to improve critical hiring metrics. Those metrics include time to hire, cost to hire and quality of hired candidates.

Pricing

ES generally prices its project outsourcing services using either bill rates or a mark-up or multiplier of its employees’ hourly rates of pay. To a lesser extent, ES prices these services on a fixed-price basis. For the majority of its temporary and managed staffing contracts, ES determines the pricing based on either bill rates or mark-ups of its employees’ hourly rates of pay. Contracts generally do not obligate the customer to purchase any fixed number of hours. Generally, the customer has the right to terminate the project outsourcing or staffing contract at any time. ES maintains the right to terminate the employment of its employees at will.

Permanent placement revenues are generally contingent upon filling an assigned position. If the customer hires the candidate, ES receives a fee based upon an agreed-upon rate, which generally amounts to a percentage of the candidate’s first-year compensation.

Customers typically invite several companies to bid for contracts, which the Company believes are awarded primarily on the basis of prior performance, reputation, value-added services, technological capability and price. Customers frequently award multi-vendor contracts.

All pricing is subject to negotiation and agreement with the customer.

Customers / Markets

ES’s customers are primarily large, multinational corporations, in many industries. P&I customers are in the oil, gas, refining, alternative energy, power generation and energy transmission, nuclear, chemicals, heavy manufacturing, pharmaceutical, bio-pharmaceutical and regulated medical service industries. Government Services customers are in the defense industry. Aerospace customers are in the commercial and military aviation industries. Business under government contracts, which may be terminated by the government for convenience at any time, represented approximately 30% of ES’s total segment revenues in 2009, mostly in the Government Services vertical.

The segment’s staffing services results are affected by the seasonality of its customers’ businesses, which is generally due to customers’ vacation and holiday schedules. Demand for ES’s staffing services is typically subject to seasonal slowdown at the end of the fourth quarter and beginning of the first quarter of each year.

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

Management Recruiters International (“MRI”)

MRI is a global franchisor that does business as MRINetwork® and provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers. The MRI franchisees provide permanent placement services primarily under the brand names Management Recruiters®, Sales Consultants®, CompuSearch® and OfficeMates 5®. MRI’s trademarks provide value by distinguishing its services from those of its competitors, associating its franchisees with a successful service offering and providing MRI with the legal ability to prevent unauthorized use of its brands. The trademarks have indefinite lives. MRI also provides training, implementation services and back-office services to enable franchisees to pursue staffing opportunities.

As of December 31, 2009, MRI had approximately 740 franchised offices in the US. In early 2009, the Company terminated its master franchise agreement with MRI Worldwide Network, Limited and had assigned to it the benefit of the franchise agreements of MRI Worldwide Network, Limited’s sub-franchisees.

Subsequently, the Company has been operating the business as a franchisor. MRI believes that the international marketplace provides opportunity for franchise expansion and the potential for franchise sales and royalty revenues. There are approximately 130 franchised offices in 39 countries outside the US. MRI reported 3% of its total revenue from these sources in 2009.

Services

MRI provides training and operations support primarily from offices in Philadelphia, Pennsylvania and Cleveland, Ohio for domestic franchise operations and in the UK and Japan for the international franchise operations. The broad geographic scope of operations and underlying support and related systems enables franchisees to provide their customers with global permanent placement services through a worldwide inter-office referral network.

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

MRI also provides training and operations support that enables franchisees to develop staffing services capabilities in their offices. These capabilities potentially provide a franchise owner with a complementary revenue stream and may improve the potential market value of the franchise offices. Franchisees are responsible for selling these services to their customers and for recruiting the contractors. MRI performs payroll services and billing and collection functions for the franchisees. The franchisee receives a portion of the gross profit generated from the temporary staffing service accounts.

Pricing

Ongoing royalties and initial franchise fees are key components of MRI’s revenues. MRI receives ongoing royalty fees based on a percentage of the franchisee’s permanent placement service fees and any other revenue collected. New franchise agreements generally have a term of 10 to 15 years. Individual franchises may be acquired by qualified candidates both in the US and internationally. Beginning in 2009, MRI implemented a new pricing structure with an initial fee of approximately $40,000, a total service fee, payable monthly for the first twelve months of operation, totaling $24,000 and a revised standard royalty rate schedule starting at 9%. In 2007 and 2008, new franchisees located in the US paid an initial fee of approximately $100,000 and MRI was entitled to receive a portion of the initial fee paid by new subfranchisees located outside the US.

For the majority of its staffing services, pricing is based on mark-ups of the hourly rates payable to the contractors. Arrangements generally do not obligate the customer to purchase any fixed number of hours. Generally, the customer has the right to terminate the arrangement at any time.

Customers / Markets

MRI seeks to provide valuable trademarks and business systems, as well as superior service, training, support and ancillary services to its franchisees, to enable them to be successful in their businesses. The segment’s operating results are affected by the seasonality of its franchisees’ businesses. This seasonality is due to franchisee customers’ hiring rates, which tend to be lower in the fourth quarter, leading to lower royalty revenues in the first quarter of the following year. Demand for MRI’s staffing services is typically subject to seasonal slowdown at the end of the fourth quarter and beginning of the first quarter of each year.

MRI also seeks to sell new franchises and renew existing franchises. New franchisees have historically been brought into the MRI network primarily on a referral basis. The ability of MRI’s franchisees to compete successfully with other contingent recruitment firms is important to this segment’s success. MRI’s business is not dependent on any single franchisee.

CDI AndersElite (“Anders”)

Anders provides contract and permanent placement candidates to customers in the infrastructure environment seeking staff in building, construction and related professional services through a network of Company offices. The Company maintains offices in the UK and Australia, though many candidates that Anders places in the UK are recruited from around the world. Anders seeks to capitalize on and develop its international capabilities in order to provide services to its customers who have both local and global requirements. Anders is also expanding its capabilities to provide centralized, efficient staffing services to national accounts to better serve their business needs. Customer disciplines include architecture, building services, rail, commercial and industrial construction, consulting engineering, facilities management, interior design, surveying and town planning in both the private and government-funded capital infrastructure building environment, as well as IT and mining and oil and gas activities.

Services

Anders provides contractors to work on projects at customer job sites. Anders primarily utilizes its candidate database and its website, as well as external databases and referrals to source candidates. The contractors are selected based upon a matching of their skill sets to the customer’s requirements. Anders contracts for the contractors’ services either with the individual workers directly or with a limited company that employs the worker. The customer has supervisory control and responsibility for the performance of the contractors. The period of assignment depends on the customer’s need for the individual worker’s skills and can range from three months to two years. At the end of the project, Anders seeks to find the workers new assignments or terminates the relationship with the workers.

Additionally, Anders recruits candidates to meet the permanent placement requirements of its customers. Typically customers provide a candidate specification to Anders and Anders in turn recruits the candidate use of its candidate database and its website, as well as external databases and referrals.

Pricing

Anders determines its pricing for the supply of contractors based on mark-ups of the hourly rates payable to the contractors. Pricing is subject to negotiation and agreement with the customer. Arrangements with the customer generally do not obligate the customer to purchase any fixed number of hours. Permanent placement revenues are contingent upon filling an assigned position. If the customer hires the candidate, Anders receives a fee equal to a percentage of the candidate’s first-year compensation.

Customers / Markets

Anders provides services to national, regional and local UK-based customers that operate within the public and private sectors in the industrial, commercial, government and defense, housing, rail, IT, mining and oil and gas industries. The service industries in which Anders competes are highly competitive and are subject to strong pricing pressures from customers and competition.

The segment’s operating results are affected by the seasonality of its customers’ businesses. This seasonality is due to weather and daylight limitations, as well as governmental budget constraints. Demand for Anders’ staffing services is generally lower in the first and fourth quarters of the calendar year and increases during the second and third quarters. Anders provides services to the government sector. Business under government contracts, which may be terminated by the government for convenience at any time, represented approximately 35% of Anders total segment revenues in 2009.

CDI Information Technology Solutions (“ITS”)

ITS provides a variety of information technology (“IT”) related services to its customers, which are primarily large and mid-sized customers with significant information technology requirements and/or the need to augment their own staff on a flexible basis. Services include staffing augmentation, permanent placement, outsourcing (both on-site, under the customer’s supervision, and off-site) and consulting.

Services

ITS provides three types of services:

•

IT staffing - To provide IT specialists to assist in the completion of special projects or to address peak seasonal, project or business cycle demands through the addition of contract IT professionals or through a managed staffing solution.

•

IT outsourcing - To improve process management and efficiency of complex or labor-intensive IT functions such as testing and quality assurance, service desk operations and other business application services.

•

IT consulting - To provide subject matter expertise in selected IT domains, improve IT process efficiency, reduce implementation time and obtain knowledgeable assessments from the Company’s subject matter experts.

IT outsourcing and IT consulting services primarily provide expertise in three technology areas: quality assurance and testing, application development and maintenance and service desk management. In providing IT outsourcing services, this segment usually provides its own employees to the customer’s technical department and manages and monitors the results of the department. In most instances, the managed department is located on-site at the customer’s premises, but in some cases the customer may prefer an off-site location. In this case, the segment may maintain a stand-alone operation. ITS performs these engagements under contracts that run from several months to multiple years in duration.

IT staffing services provides skilled professionals to work on a temporary basis on customer projects at the customers’ facilities. ITS also provides managed staffing solutions for customers in need of IT-specific staff augmentation. Candidates are found primarily through a search process, which includes third party and internal candidate databases, job boards and a referral program. The customer’s need for the individual employee’s skills dictates the period of assignment. The average duration of an assignment is approximately six to twelve months. At the end of the assignment, ITS assigns the employees to perform services for another customer or terminates the employment of the employees.

Additionally, IT permanent placement recruits candidates to meet the permanent placement requirements of its customers. Typically customers provide a candidate specification to ITS. The candidate is then found primarily through a search process, which includes third party and internal candidate databases, job boards and a referral program.

Pricing

For the majority of its IT staffing augmentation contracts, ITS determines the pricing based on bill rates or mark-ups of its employees’ hourly rates of pay. Contracts generally do not obligate the customer to purchase any fixed number of hours.

Generally, the customer has the right to terminate the contract on short notice. ITS maintains the right to terminate its employees at will.

Permanent placement revenues are typically contingent upon filling an assigned position. If the customer hires the candidate, ITS receives a fee based upon an agreed-upon rate, which generally amounts to a percentage of the candidate’s first-year compensation.

ITS generally prices its project outsourcing services based upon the value of service levels agreed with its customers, which may be variable during the course of the agreement.

Customers typically invite several companies to bid for contracts, which the Company believes are awarded primarily on the basis of prior performance, value-added services, technological capability and price. Many times customers grant multi-vendor contracts.

Customers / Markets

ITS customers are primarily large and mid-sized companies. Major customers are predominantly in the technology, auto and financial services industries. ITS also has smaller business volumes from customers in a variety of other industries.

ITS seeks to expand its service offerings and increase its service levels with existing customers. ITS also grows its business in its major markets by developing business and trade contacts with prospective customers. The market demand for ITS’s services is heavily dependent upon the pace of technology change and the changes in business requirements and practices of its customers. The IT services industry is highly competitive and is subject to strong pricing pressures from customers and competition.

The segment’s operating results are affected by the seasonality of its customers’ businesses. This seasonality is due to customers’ vacation and holiday schedules. Demand for ITS’s staffing and project outsourcing services is typically subject to seasonal slowdown at the end of the fourth quarter and beginning of the first quarter of each year, as well as a modest downturn during heavy vacation periods in the third quarter of each year. Revenue from one customer, International Business Machines Corporation, accounted for 16% of total CDI consolidated revenue in 2009.

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

In 2009, CDI’s largest competitors by segment included:

•	ES - Aerotek, Inc., Belcan Corporation, Day & Zimmerman, Inc., Gibbs and Cox, Inc., Jacobs Engineering Group Inc. and The Shaw Group Inc.

•	MRI - Heidrick & Struggles International, Inc., Korn/Ferry International, Robert Half International Inc. and SRA International, Inc.

•	Anders - Hays plc, Hill McGlynn (a subsidiary of Randstad Holding nv) and Matchtech Group plc.

•	ITS - Aerotek, Inc., CIBER, Inc., Computer Task Group, Inc., MPS Group, Inc. and Volt Information Sciences, Inc.

Financial Information about Reporting Segments

Please see Note 18—Reporting Segments, in the notes to the consolidated financial statements, for further information about reporting segments, including information about geographic areas.

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

Employees

As of December 31, 2009, CDI had approximately 800 staff employees. In addition, CDI had approximately 8,000 employees and workers engaged as billable personnel. The number of billable employees and workers varies in relation to the number of projects and assignments in progress at any particular time.

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

CDI’s business is heavily dependent on capital spending by customers in the industries it serves, and cuts in capital spending and economic downturns may result in the loss of revenue and profitability.

The demand for the Company’s services is highly dependent upon the level of capital spending by the Company’s customers, especially in the ES segment. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for project outsourcing and both temporary and permanent employees. There have been and may continue to be delays and cancellations of projects due to credit constraints and weak economic conditions experienced by CDI’s customers, which has and could continue to adversely affect the Company’s revenue stream. Further weakening of the economic condition of the US or any of the foreign countries in which the Company does business, or in any specific industry served, could have a further negative effect on the Company’s business, financial condition, cash flows or results of operations.

Unfavorable economic conditions could negatively affect CDI’s business.

Financial markets in the US, Europe and Asia experienced extreme disruption in late 2008 and 2009, causing severely tightened credit availability, increases in unemployment and general declines in the US economy and economies around the world. While these conditions appear to be improving, the changes are gradual, and many companies are limiting and may continue to limit their spending on the services which CDI provides, which in turn could have a material adverse effect on the Company’s financial and operating performance.

The Anders and MRI segments earn revenue when qualified candidates accept open positions with potential employers. These employers may postpone or cut back on hiring in efforts to cut costs. In addition, as a result of the economic downturn, candidates may be less likely to take the risk of seeking new employment, creating a lack of qualified candidates. Both of these could have a material adverse effect on the Company’s financial and operating performance.

In addition, the MRI segment derives royalty revenue from franchisees. If persons hoping to start MRI franchises are unable to obtain credit, they could be prevented from purchasing franchises, which could impede the Company’s growth in that sector. If current franchisees are unable to obtain credit, it could cause downsizing in their organizations, in turn negatively affecting MRI’s royalty revenue, potentially having a material adverse effect on the Company’s financial and operating performance.

While CDI manages its cost structure in response to reduced demand for the Company’s services, the associated costs may negatively impact our results and these efforts may not be successful in having us remain profitable or, if profitable, maintain our current profit margins.

The Company’s revenues are subject to uncertainties and cyclicality. CDI’s results of operations depend on, among other factors, new contract awards, and the selection process and timing for performing these contracts are subject to contingencies beyond the Company’s control. In addition, the Company’s customer contracts and arrangements may be adjusted, cancelled or suspended by its customers, in some cases on short notice.

A significant portion of revenues is directly or indirectly derived from awards of long-term contracts. It is difficult to predict whether and when the Company will receive such awards due to the typically lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, customers’ financing arrangements and governmental approvals. Because a meaningful portion of revenues is generated from these contracts, CDI’s results of operations and cash flows can fluctuate from quarter to quarter depending on the timing of contract awards.

Many of the industries CDI serves historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies, such as what was experienced in 2008 and 2009. Consequently, CDI’s results of operations have fluctuated and may continue to fluctuate depending on the demand for services from these industries.

Fluctuations in commodity prices (such as chemicals or oil and gas) can have a significant impact on the Company’s ES segment, since those prices have a direct effect on our customers’ decisions to invest in capital projects. Rising commodity prices can negatively impact the financial returns on those projects, which may result in projects being delayed or cancelled.

Furthermore, substantially all of the Company’s contracts are subject to cancellation or termination at the discretion of the customer. Many of the Company’s contracts, particularly in the staffing business, contain no minimum purchase obligations on the part of the customer. Project contracts are generally subject to changes in the scope of services to be provided. Accordingly, the Company does not have a guaranteed backlog of business.

Contracts with the US federal government and other governments and their agencies pose additional risks relating to future funding and compliance.

CDI is a party to prime contracts and subcontracts involving the US federal government and other governments and their agencies. Such contracts are subject to various uncertainties, restrictions and regulations. Government contracts are also exposed to uncertainties associated with funding. Contracts with the US federal government, for example, are subject to the uncertainties of Congressional funding. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated. As a result, CDI’s government customers may terminate the Company’s contracts for convenience or decide not to renew the contracts with little or no prior notice.

In addition, government contracts are subject to specific procurement regulations, profit and cost controls, and a variety of other legal requirements. For example, for contracts with the US federal government, the Company must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, the Service Contract Act, and Department of Defense security regulations. Government contracts may also contain terms (such as broad indemnification obligations) that expose the Company to higher levels of risk and potential liability than non-government contracts.

The Company also is subject to government audits, investigations and proceedings and so-called “qui tam” actions brought by individuals or the government under the US False Claims Act or under similar state and local laws. For example, government agencies routinely review and audit government contractors to determine whether allowable costs are in accordance with applicable regulations.

If the Company violates a rule or regulation, fails to comply with a contractual or other requirement or does not satisfy an audit, a variety of penalties can be imposed including monetary damages and criminal and civil penalties. In addition, CDI’s government contracts could be terminated, the Company could be suspended or debarred from government contract work, or payment of our costs could be disallowed. Any of these actions could harm CDI’s reputation and could have a material adverse impact on the Company’s business, financial condition, and results of operations.

The Company may suffer a loss of business and experience other adverse consequences as a result of the UK Office of Fair Trading decision or the Department of Justice investigation.

On September 30, 2009 the United Kingdom’s Office of Fair Trading (“OFT”) issued a decision in its investigation into alleged anti-competitive behavior by Anders. The OFT had been investigating alleged violations of the UK Competition Act of 1998 by Anders and a number of its competitors in the UK construction recruitment industry during the time period of late 2004 to early 2006. The Company fully cooperated with the OFT in its investigation under the OFT’s leniency program. In its decision, the OFT stated that it made a finding that Anders did violate the UK Competition Act of 1998 and imposed a fine of $12.3 million for the violations, which is non-tax deductible. The Company recorded a charge for the full amount of the fine in the third quarter of 2009. The Company is appealing the OFT decision. No payment has been made pending the outcome of the appeal.

Customers and potential customers could decide to discontinue doing business with Anders, to decrease the amount of business they do with Anders or to not award new business to Anders as a result of this OFT decision. Senior management at Anders and the Company will likely be required to devote a significant amount of time to repairing the relationship with any customer or potential customer that, as a result of the OFT decision, does decide to discontinue, decrease or not award new business to Anders, thereby decreasing the amount of time these management personnel are able to devote to other facets of the business. The OFT decision also could materially and adversely affect the overall reputation of Anders and the Company. In addition, it is possible that third party lawsuits could be filed against Anders in connection with this matter.

In August 2009, the Civil Division of the US Department of Justice (“DOJ”) notified the Company of potential claims against it under the US False Claims Act. The claims stem from alleged mischarging of time on certain federal government projects. The DOJ has alleged the total value of mischarged time could equal $2.0 million. The US False Claims Act provides for treble damages as well as statutory penalties in the event a violation is ultimately determined. Based on the DOJ’s allegations, the statutory penalties could range from $1.7 million to $3.4 million. The Company, with assistance from outside legal counsel, is conducting a review of these allegations and is cooperating with the DOJ. The Company has established a reserve of $4.3 million as of December 31, 2009. The majority of this charge is not deductible for tax purposes.

If the DOJ investigation results in an outcome which is adverse to the Company, US government agencies, other customers and potential customers could decide to discontinue doing business with the Company, to decrease the amount of business they do with the Company or not to award new business to the Company. Also, the Company could be suspended or debarred from US government contract work. The Company’s senior management has been required to devote a significant amount of time to responding to the DOJ investigation and, in the event of an adverse outcome, would be required to devote a significant additional amount of time to repairing the relationship with any customer or potential customer that decides to discontinue, decrease or not award business to the Company, thereby decreasing the amount of time these management personnel are able to devote to other facets of the business. An adverse outcome also could materially adversely affect the overall reputation of the Company.

The failure of customers to pay amounts owed to CDI could cause the Company to experience significant losses.

Accounts receivable represent the largest asset on CDI’s balance sheet. While the Company takes steps to evaluate and manage the credit risks relating to its customers, economic downturns or events like those that began in 2008 and continued through 2009 can adversely affect various industries and, within those industries, particular customers’ ability to pay, which could reduce CDI’s ability to collect all amounts due from customers. In addition, there may be delays in payments from customers, which would increase the working capital which the Company needs to maintain and could impact our liquidity. In addition, in the staffing business, there are sometimes intermediaries between CDI and the customer, and therefore financial problems involving the intermediary company could pose credit risks to CDI.

CDI is engaged in highly competitive businesses. Pricing pressures and increasing consolidation of purchasing by its customers could reduce the Company’s market share and profits.

The engineering, IT and professional staffing businesses are highly competitive and fragmented, with limited barriers to entry for staffing services. CDI competes in global, national, regional and local markets with numerous engineering and IT outsourcing companies and with temporary staffing and permanent placement firms. Price competition among companies in CDI’s industry and pricing pressures from customers are significant. The number of customers which consolidate their purchases of engineering and IT outsourcing and staffing services with a single provider or with a small number of providers has continued to rise. This long-term trend to consolidate purchases may make it more difficult for the Company to obtain or retain customers in the future.

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

There is increasing pressure from customers on their suppliers to outsource certain areas of their businesses to low-cost offshore locations. Many engineering and IT outsourcing and staffing companies already have or are seeking an offshore solution to support their technology and business process functions, and as a result, a significant amount of domestic technology and engineering project work may utilize offshore capabilities as alternatives to domestic resources. CDI has established lower cost outsourcing centers and has partnered with offshore companies to provide additional lower cost options to its customers. Conducting business through offshore arrangements entails additional compliance and regulatory issues and may result in additional costs. CDI’s partnering arrangements are subject to the Company’s ability to maintain good working relationships with its foreign partners and on its partners’ ability to fulfill their obligations under CDI’s agreements with them. Changes in the supply and demand for offshore personnel with the training to perform the engineering and IT services sought by CDI’s customers, as well as other factors affecting offshore labor costs, could raise CDI’s costs, which would put pressure on its margins. Also, other offshore solution providers could develop direct relationships with CDI’s customers resulting in a significant loss of the Company’s market share and revenue.

Foreign currency fluctuations, weak foreign economies and unfavorable political developments in connection with CDI’s international operations could seriously harm its financial condition.

CDI’s international operations are important to our business, and the Company expects that they will continue to account for an increasing portion of CDI’s total revenues. At a minimum, CDI’s reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of international operations, which are denominated in currencies other than the US dollar, into the US dollar. CDI’s exposure to foreign currency fluctuations relates primarily to operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. The Company has and may continue to engage in hedging activities with respect to certain of its foreign operations.

The Company’s international operations are subject to a variety of other risks, including, but not limited to, the following:

•	Recessions in foreign economies and the impact on costs of doing business in those countries;

•	Difficulties in staffing and managing foreign operations;

•	Changes in regulatory requirements;

•	The adoption of new, and the expansion of existing, trade restrictions and the failure to comply with US export control laws;

•	The lack of well-developed legal systems and less established or traditional business practices in some countries, which could make it difficult for CDI to enforce its contractual rights;

•	Exposure to liability under the US Foreign Corrupt Practices Act and similar laws in other countries;

•	Social, political and economic instability, including risks of loss due to civil strife, acts of war, insurrection and terrorism;

•	Limitations on the movement of cash and the ability to repatriate foreign earnings; and

•	Logistical and communications challenges.

CDI’s projects may encounter difficulties that result in additional costs, reductions in revenues, claims, disputes and the payment of damages.

CDI’s projects often involve complex design and engineering, significant procurement of equipment and supplies, and broad construction management. The Company may encounter difficulties in the design or engineering, equipment and supply delivery, schedule changes and other factors, some of which are beyond its control, that impact its ability to complete the project in accordance with the original delivery schedule. In addition, the Company often relies on third-party equipment manufacturers as well as other third-party subcontractors to assist with the completion of its contracts. Any delay by these equipment manufacturers or subcontractors to complete their respective portions of a project, or any failure by subcontractors to satisfactorily complete their respective portions of a project, as well as other factors beyond the Company’s control, may result in delays in the overall progress of such project, cause CDI to incur additional costs or both. These delays and additional costs may be substantial, and the Company may be required to compensate the customer for these delays. While CDI may recover these additional costs from the responsible vendor, subcontractor or other third party, the Company may not be able to recover all of these costs in all circumstances.

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

CDI sometimes enters into fixed-price contracts with customers, primarily for engineering project services. Revenue recognized under fixed-price contracts accounts for less than 5% of consolidated revenue in each of the past three years. Under these fixed-price contracts, prices are established based on cost and scheduling estimates, which in turn are based in part on assumptions about the prices and availability of skilled personnel, equipment and materials. If the Company’s price estimates for a particular project prove to be inaccurate, then cost overruns may occur, and CDI could experience reduced profits or a loss for that project and the Company’s reputation could be harmed. Cost overruns may also be caused by changes in the scope of the project after the contract has been entered into or by a failure of the parties to adequately define and agree upon the entire scope of the project at inception. In those cases, there may be disputes between the parties over who should pay for the cost overruns. The Company will attempt to negotiate change orders to recover the additional costs, but there can be no assurance that the Company will be successful in its negotiations with its customers. In general, fixed-price contracts can offer greater profit potential but also entail more inherent risk—both in terms of possible financial losses and the potential for significant disputes with customers—than contracts containing pricing on a time-and-materials basis.

The Company’s project outsourcing services expose it to potential professional liability, product liability, warranty and other claims.

In connection with certain of its project outsourcing services, the Company engineers and performs services in various types of facilities, including major industrial facilities, where accidents or system failures can be disastrous. The Company also provides engineering and related services in connection with major products such as aircraft engines and naval ships. Any catastrophic occurrences in excess of insurance limits relating to locations or products which are engineered by the Company or locations where its services are performed could result in significant professional liability, product liability, warranty and other claims against the Company.

Furthermore, the project outsourcing services CDI provides expose it to additional risks including equipment failures, personal injuries, property damage and unforeseen engineering, architectural and environmental problems, each of which could significantly impact the Company’s performance and materially impact its financial statements.

Changes in government regulations could result in loss of business and increased costs.

CDI’s business is subject to regulation or licensing in many states and in certain foreign countries. There can be no assurance the Company will continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material in the future. Any failure to comply with government regulation or licensing requirements, or increase in the cost of compliance, could materially and adversely impact the Company. New government regulations could disrupt or reduce existing business done by the Company, though it can also provide new business opportunities. Changes in government regulations could result in the imposition of new or additional benefits, licensing or tax requirements, thereby increasing CDI’s costs of doing business. There can be no assurance that CDI would be able to increase the fees charged to its customers in a timely manner or in a sufficient amount to cover increased costs as a result of any of the foregoing. CDI’s staffing services entail employing a large number of individuals on a temporary basis and placing such individuals in customers’ workplaces. Therefore, increased government regulation of the workplace or of the employer-employee relationship could materially and adversely impact the Company.

The outcome of pending and future claims and litigation could have a material adverse effect on the Company’s business.

From time to time, various types of legal claims arise in connection with the ordinary course of CDI’s business. Employees of the Company may make a variety of claims including workplace injury claims and employment-related claims such as discrimination, harassment, and wage and hour claims. Since the Company’s staffing business involves employing a large number of individuals on a temporary basis and placing them in customer workplaces where CDI has limited ability to control the workplace environment, these types of claims may arise more frequently in those business operations. The Company’s customers may make claims based on the Company’s alleged failure to perform in accordance with contract requirements. Since the Company’s project business often involves responsibility to produce specified deliverables, these types of claims may arise more frequently in those business operations. Customers in the staffing business may allege claims based on the conduct of staffing employees assigned to the customer’s worksite. Customers and subcontractors may make claims alleging CDI’s failure to abide by certain contract provisions. In addition, the Company is subject to possible government claims or fines for violations of various laws. See Note 13 – Legal Proceedings and Claims, in the notes to the consolidated financial statements, for more information.

CDI has significant payroll-related costs, such as workers’ compensation, unemployment taxes and health benefits, which are subject to increases caused by government regulation and other factors, and such increases could reduce its profits.

In conducting its business, CDI pays a number of payroll and related costs and expenses, including unemployment taxes, workers’ compensation and medical insurance for its personnel. Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment and could increase substantially in the current economic environment. Workers’ compensation costs may increase in the future if states raise benefit levels and liberalize allowable claims. The Company self-insures a portion of the exposure for losses related to workers’ compensation. The Company has established reserves for workers’ compensation claims based on historical loss statistics and periodic independent actuarial valuations. While management believes that its assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially and adversely affect the Company’s future financial results.

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

Various types of natural or man-made disasters could interfere with the Company’s continued ability to operate its business normally. For example, the Company’s ability to protect its data centers and information systems against damage from fire, power loss, telecommunications failure and other disasters is critical. In order to provide many of its services, CDI must be able to store, retrieve, process and manage large databases and periodically expand and upgrade its capabilities. Any damage to the Company’s data centers or any failure of the Company’s telecommunication links that interrupts its operations or results in an inadvertent loss of data could materially and adversely affect CDI’s ability to meet its customers’ needs and their confidence in utilizing CDI for future services. While the Company has developed various backup plans and disaster recovery plans, there can be no assurance that the Company would be able to continue to operate its business smoothly in the face of certain natural or man-made disasters. Such business interruptions could materially and adversely affect CDI’s financial results and future prospects.

The Company services the oil, gas and chemical industries, each of which has a significant concentration of activities in the Gulf Coast of the US. CDI also has two major engineering centers in this area. The US Gulf Coast has been impacted by several hurricanes in the past, and could be further impacted by severe weather in the future. Some scientists believe that increased hurricane activity is associated with climate change. Hurricanes in the US Gulf Coast could negatively impact CDI’s customers and the Company’s ability to serve them.

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

The Company’s business involves the use, storage and transmission of information about its employees, candidates, customers and franchisees. The protection of such information, as well as CDI data, is critical to the Company. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. The Company has established policies and procedures to help protect the security and privacy of this information. The Company also, from time to time, exports sensitive customer data and technical information to recipients outside the US. The Company has a policy in place that requires an analysis prior to the export of any products, software, data, technology or other information from the Company’s systems to determine if any restrictions apply to the export.

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

A charge for impairment of goodwill or other intangible assets could have a material adverse effect on the Company’s reported results of operations.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, the Company is required to test the goodwill and other indefinite-lived intangible assets carried on its consolidated balance sheets for possible impairment on an annual basis based upon a fair value approach. As of December 31, 2009, CDI had $60.9 million of goodwill and other intangible assets, representing 16.2% of the Company’s total assets of $375.0 million.

CDI has chosen to perform its annual goodwill and other indefinite-lived intangible assets impairment testing by reporting unit as of July 1 of each fiscal year. The Company also is required to test for impairment between annual tests if events occur or circumstances change that would more likely than not reduce CDI’s enterprise fair value below its book value. If the fair value of CDI’s reporting units were to be less than their book value, the Company could be required to record a non-cash impairment charge. The amount of any impairment could be significant and could have a material adverse effect on CDI’s financial results for the period in which the charge is taken.

The Company performs certain projects through joint ventures. Participation in joint ventures exposes the Company to additional risks and uncertainties.

As is common in the industry, CDI executes certain projects jointly with other contractors through joint ventures. These arrangements expose the Company to a number of risks, including the risk that CDI’s partners may not be able to fulfill their performance obligations under the joint venture agreements and related customer contracts. There is also a risk that CDI’s joint venture partners may be incapable of providing the required financial support to the joint ventures. Another risk is that improper, illegal or unethical actions by our joint venture partner would have a negative impact on the reputation of the joint venture and CDI. Disputes can arise not only between the Company and its joint venture partners, but also between the joint ventures and the customers.

CDI relies on outside suppliers to perform certain administrative services.

CDI outsources certain administrative and back office functions to companies that specialize in performing those services. The failure of such outside service providers to adequately perform such services could have a material adverse effect on CDI’s business and operations.

If CDI fails to maintain an effective system of internal controls over financial reporting, it may not be able to accurately report its financial results or prevent fraud. As a result, investors could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its stock.

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

In addition, the Company has elected to retain a portion of losses that may occur through the use of various deductibles, limits, and retentions under these programs. As a result, CDI may be subject to future liability for which the Company is only partially insured, or completely uninsured. CDI’s insurers are subject to business risk. One or more of our insurers may be unable to fulfill their insurance obligations due to insolvency or otherwise. To the extent CDI is not insured against a loss or our insurer fails to provide coverage, the Company’s financial condition and results of operations could be negatively impacted, which impact could be material.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company maintains major facilities in the following locations:

Segment	Address	Square Feet	Lease Expiration	Description
Corporate/MRI	1717 Arch Street, Philadelphia, Pennsylvania	30,000	2012 and 2013	Executive offices/MRI offices
Corporate/ES	1801 Market Street, Philadelphia, Pennsylvania	50,000	2016	Corporate offices/Engineering center
ES	9800 Centre Parkway, Houston, Texas	41,000	2015	Engineering center
ES	4041 Essen Lane, Baton Rouge, Louisiana	49,000	2012	Engineering center
ES	55 Merchant Square, Cincinnati, Ohio	53,000	2011	Engineering center
ES/MRI	200 Public Square, Cleveland, Ohio	52,000	2011	ES operations/MRI offices
Corporate/ITS	125 Lakeview Drive, Cross Lanes, West Virginia	31,000	2014	Shared services center/ITS service desk operations

Additionally, each reporting segment has numerous other active facilities and locations under operating lease agreements. Most of the leased space is devoted to sales, marketing, engineering design, and administrative and back-office functions. These facilities are leased for terms ranging from five to ten years. The Company believes that its facilities are adequate to meet its current and near-term needs.

A few of the Company’s offices accommodate more than one operating segment. In such cases, square-foot usage is allocated among the segments, primarily based on utilization.

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

In its decision, the OFT stated that it made a finding that Anders did violate the UK Competition Act of 1998 and imposed a fine of $12.3 million for the violations, which is non-tax deductible. The Company recorded a charge for the full amount of the fine in the third quarter of 2009. The Company is appealing the OFT decision. No payment has been made pending the outcome of the appeal.

Investigation by the US Department of Justice

In August 2009, the Civil Division of the US Department of Justice (“DOJ”) notified the Company of potential claims against it under the US False Claims Act. The claims stem from alleged mischarging of time on certain federal government projects. The DOJ has alleged the total value of mischarged time could equal $2.0 million. The US False Claims Act provides for treble damages as well as statutory penalties in the event a violation is ultimately determined. Based on the DOJ’s allegations, the statutory penalties could range from $1.7 million to $3.4 million. The Company, with assistance from outside legal counsel, is conducting a review of these allegations and is cooperating with the DOJ. The Company has established a reserve of $4.3 million as of December 31, 2009. The majority of this charge is not deductible for tax purposes.

Item 4.	Reserved

Reserved.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of CDI’s common stock are traded on the New York Stock Exchange under the trading symbol “CDI”. The high and low sales price per share of the Company’s common stock for each quarter during the last two years are shown in the table below (all as reported by the Wall Street Journal), together with dividend information for each period.

	High	Low	Dividends
2009
First quarter	$14.52	$6.50	$0.13
Second quarter	13.80	9.05	0.13
Third quarter	16.72	9.91	0.13
Fourth quarter	14.61	11.08	0.13

2008
First quarter	$26.56	$18.78	$0.13
Second quarter	28.96	24.60	0.13
Third quarter	28.53	15.11	0.13
Fourth quarter	22.51	7.88	0.13

Dividends

The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition and capital requirements.

Shareholders

As of February 26, 2010, there were 398 shareholders of record of the Company’s common stock. A single record shareholder account may however represent multiple beneficial owners, including holders of shares in street name accounts. Including those multiple beneficial owners, the total number of shareholders of the Company’s common stock on February 26, 2010 was approximately 5,000. See Note 8—Stock-Based Compensation, in the notes to the consolidated financial statements, for information relating to securities authorized for issuance under the Company’s equity compensation plans.

Comparative Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming an investment of $100 on December 31, 2004 and the reinvestment of any dividends) for the last five fiscal years on (a) CDI stock, (b) the Standard & Poor’s (S&P) 500 Index and (c) CDI’s peer group index.

CDI’s peer group consists of the following nine companies: CIBER, Inc., Computer Task Group Inc., Heidrick & Struggles International Inc., Jacobs Engineering Group, Inc., Korn/Ferry International, MPS Group, Inc., Robert Half International Inc., The Shaw Group Inc. and Volt Information Sciences Inc.

	Years ended December 31,
	2004	2005	2006	2007	2008	2009
CDI Corp.	$100.00	$130.49	$120.61	$119.38	$65.44	$68.45
S&P 500 Index—Total Return	100.00	104.89	121.46	128.13	80.73	102.08
Peer Group	100.00	123.54	138.71	184.79	99.37	110.67

Issuer Purchases of Equity Securities

The Company purchased no shares of CDI Corp. common stock during the three months and year ended December 31, 2009. As of December 31, 2009, there remained an outstanding authorization to repurchase approximately $20.0 million of outstanding stock.

CDI Corp. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 through October 31, 2009	-	-	-	$20,018,197
November 1 through November 30, 2009	-	-	-	20,018,197
December 1 through December 31, 2009	-	-	-	20,018,197
Total October 1—December 31, 2009	-	-	-	$20,018,197

(1)	The Company’s Board of Directors authorized on February 26, 2008 and the Company announced on February 28, 2008 the repurchase of up to $50 million of the Company’s outstanding common stock (the “Repurchase Program”). Repurchases were to be made from time to time beginning March 4, 2008 depending upon the Company’s share price and other relevant factors. Repurchases may be made in the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.

Item 6.	Selected Financial Data

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

	2009	2008	2007	2006	2005
Earnings Data:
Revenue	$884,950	$1,118,597	$1,187,299	$1,113,417	$984,437
Earnings (loss) from continuing operations before cumulative effect of accounting change, net of tax (1)(2)	$(19,919)	$19,415	$31,828	$20,752	$12,352
Discontinued operations, net of tax (1)	-	-	2,374	2,511	1,605
Cumulative effect of accounting changes, net of tax (3)	-	-	-	-	(152)
Less: Loss attributable to the noncontrolling interest	(17)	-	-	-	-
Net earnings (loss) attributable to CDI	$(19,902)	$19,415	$34,202	$23,263	$13,805
Basic earnings (loss) attributable to CDI per share:
Earnings (loss) from continuing operations (1)	$(1.05)	$0.98	$1.57	$1.04	$0.63
Discontinued operations (1)	-	-	0.12	0.13	0.08
Cumulative effect of accounting changes	-	-	-	-	(0.01)
Net earnings (loss) attributable to CDI	$(1.05)	$0.98	$1.69	$1.17	$0.70
Diluted earnings (loss) attributable to CDI per share:
Earnings (loss) from continuing operations (1)	$(1.05)	$0.97	$1.56	$1.03	$0.62
Discontinued operations (1)	-	-	0.12	0.13	0.08
Cumulative effect of accounting changes	-	-	-	-	(0.01)
Net earnings (loss) attributable to CDI	$(1.05)	$0.97	$1.68	$1.16	$0.69
Cash dividends declared per common share	$0.52	$0.52	$0.46	$0.44	$0.44

Balance Sheet Data:
Total assets of continuing operations (1)	$375,034	$383,199	$450,058	$366,825	$332,192
Total shareholders' equity	274,896	291,385	334,978	299,332	271,478

Weighted average shares for earnings (loss) attributable to CDI per share:
Basic Shares	18,932	19,874	20,209	19,944	19,744
Diluted Shares	18,932	20,009	20,377	20,090	19,940

(1)	In September 2007, the Company sold its Todays Staffing, Inc. (“Todays”) subsidiary to Spherion Corporation. The sale price was $40.1 million in cash and the Company retained responsibility for certain liabilities and certain current and deferred income taxes directly related to the business. The Company recorded a gain of $2.1 million ($1.3 million after-tax) in connection with the sale. See Note 7—Discontinued Operations, in the notes to the consolidated financial statements, for further information on the sale of Todays and Discontinued Operations.
(2)

On January 1, 2006, the Company adopted guidance now codified as FASB Accounting Standards CodificationTM (“ASC”) Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees to be recognized as an expense based on the estimated fair value of the award on the date of grant. The Company recognized $0.9 million, $1.3 million, $1.4 million and $1.4 million of expense related to stock options and stock appreciation rights in 2009, 2008, 2007 and 2006, respectively. See Note 8—Stock-Based Compensation, in the notes to the consolidated financial statements, for further information on stock-based compensation.

(3)	Effective December 31, 2005, the Company adopted guidance now codified as FASB ASC Subtopic 410-20, Asset Retirement Obligations, which required the Company to recognize a liability for its obligation to return certain of its operating leased facilities to their original condition upon termination of the lease. The Company increased its leasehold improvements asset by $0.3 million, recognized an asset retirement obligation of $0.5 million and a charge of $0.2 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The global economic slowdown continued to affect most CDI businesses throughout 2009. High unemployment rates among college educated skilled professional workers and ongoing weakness in the oil and gas, chemical, specialty chemical, alternative energy and UK infrastructure markets were the key macroeconomic factors influencing the Company’s customers in 2009.

These market forces led to delayed and cancelled hiring decisions for both skilled permanent and contract positions as well as to project delays and cancellations of some previously awarded engineering contracts.

As a result of these hiring and capital investment cutbacks, the Company’s revenue decreased by 20.9% for the full year 2009 compared to the prior year. The Company reported a net loss from continuing operations of $19.9 million for 2009 compared to net earnings from continuing operations of $19.4 million in the prior year. The decline in net earnings was driven to a large extent by a $12.3 million non-tax deductible, pre-tax charge associated with a fine imposed by the United Kingdom’s Office of Fair Trading (“OFT”) and by a $4.3 million, largely non-tax deductible, pre-tax charge in the fourth quarter 2009 associated with a claim against the Company made by the Civil Division of the US Department of Justice (“DOJ”) under the US False Claims Act. Additionally, the Company recorded $3.2 million of severance and real estate exit charges in 2009 in connection with its cost reduction initiatives.

Excluding these charges, earnings before income taxes from continuing operations for the full year 2009 would have been approximately break even and the net loss would have been approximately $1.4 million. The decline in net earnings as compared to 2008 was driven by the aforementioned 2009 charges, as well as the decline in revenue and an unfavorable shift in revenue mix in the Company’s service categories, partially offset by the favorable impact of cost reductions throughout 2009 and charges taken in 2008. The economic slowdown most severely impacted revenue from professional services, the Company’s highest-margin category, which decreased by 61.3% compared to the prior year. The Company’s high-margin project outsourcing services category decreased by 17.9% versus the prior year, while its lowest-margin category, staffing services, declined by 19.2%.

Revenue growth accelerated throughout the year in the Company’s ITS segment driven by business development efforts and increases in spending by ITS clients across most industries. During the fourth quarter, the Company saw some revenue momentum in its MRI segment as royalty and staffing revenue slightly increased on a sequential basis from the third quarter due to increased hiring by MRI’s franchise office customers.

Revenue in the Company’s ES segment decreased by 19.8% versus the prior year driven primarily by ongoing weakness in the Process & Industrial (P&I) vertical as well as by weakness in commercial aviation in its Aerospace vertical. P&I revenue declined by 26.6% versus the prior year due to reduced capital spending by customers in petrochemical, chemical and other industrial sectors. Revenue in the Company’s AndersElite segment decreased by 51.6% (42.0% in constant currency) versus the prior year due to significant weakness in the UK construction industry.

The Company implemented expense reduction efforts throughout 2009 to better align costs with reduced revenue run rates. The Company achieved almost $50 million in cost reductions in 2009 when excluding the DOJ, OFT and other previously-disclosed charges, over 40% of which were structural and should contribute to increased earnings as the economy rebounds.

The adverse economic climate created headwinds in the Company’s efforts to deliver on its long-term strategic plan. The Company remains committed to its plan. Accomplishments in 2009 include:

•

Securing contract extensions and expansions for virtually all major alliance accounts in both ES and ITS segments. Included in these alliance accounts are the Company’s largest Aerospace clients, its leading oil and refining customers, its largest Government Services accounts, its largest chemical and specialty chemical accounts and the expansion of the ITS segment’s largest account. The Company anticipates that these account relationships will generate profitable revenue growth as the economy recovers and capital spending plans resume as projects that are currently delayed or on hold are resumed.

•	Strengthening the operational capabilities of the Company’s joint venture in Mexico and guiding its business development efforts into high value process technology solutions.

•

Strengthening the global growth capabilities of the Company’s MRI segment as the Company terminated its international master license for all territories outside of Japan and began to improve services to existing international franchise owners and to develop international expansion strategies.

Consolidated Discussion

Business Strategy

CDI’s strategic objective is to be a leading global provider of engineering and information technology (“IT”) outsourcing solutions and professional staffing. These services enable CDI’s customers to focus on their core competencies and drive profitable growth and return on capital investment.

The Company seeks to achieve its long-term strategic objectives by focusing on four core goals. These goals are:

•	Shift services delivered up the value continuum. The Company is focused on increasing its delivery of higher value, higher-margin and higher-skilled services through both organic and acquisitive growth.

•

Build global engineering services delivery capability. The Company is focused on increasing its international reach to: meet its current customers’ global engineering needs; broaden the Company’s geographic base, particularly in high growth, emerging economies; and increase the Company’s access to skilled global engineering talent.

•

Expand its portfolio of industries served in all reporting units; additionally, utilize acquisitions to expand engineering industries served. The Company is focused on broadening the base of the industries it serves to mitigate cyclicality in particular industries and to leverage the long-term capital spending cycle in targeted ES verticals.

•

Expand its portfolio of services delivered in all reporting segments to, in turn, broaden services provided to each customer organization; additionally, utilize acquisitions to broaden the service mix in the ES reporting unit. The Company is focused on providing additional high value services to customers to create long-term alliance relationships. Additionally, primarily through acquisitions, the Company is focused on providing applied proprietary process technology services to its ES customers.

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

The Company conducts its business in several international locations and its reported revenue in US dollars reflects changes in foreign exchange rates as well as business performance. The Company believes it is important to remove the effects of foreign exchange and calculating revenue changes in constant currency. Management does not evaluate the Company’s growth and performance without considering year-over-year changes in revenue both on a constant currency basis and on a US dollar reported basis. Constant currency year-over-year changes should be considered in addition to, and not as a substitute for or superior to, changes in revenue prepared on a US dollar reported basis. Constant currency year-over-year changes in revenue are calculated by translating the prior period’s revenue in local currencies into US dollars using the average exchange rates of the current period.

Gross profit dollars and gross profit margin reflect CDI’s ability to realize pricing consistent with value provided, to address changes in market demand and to control and pass through direct costs. Gross profit margin will shift as a result of the mix of business. The Company is focused on improving margins over time through efforts to grow new higher-margin business and to cycle out of lower-margin business. Professional services revenue, consisting of permanent placement and franchise related services, has a significant impact on gross profit margin. Since there are generally no direct costs associated with professional services revenue, increases or decreases in such revenue can have a disproportionate impact on gross profit margin.

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

During 2009, the Company’s RONA was (9.7%), as compared to 14.0% during 2008. Operating profit margin declined from 2.3% during 2008 to an operating loss margin of (2.0%) during 2009. Both of these measures were primarily driven by the $12.3 million charge associated with the fine imposed by the OFT, the $4.3 million charge associated with the DOJ investigation, reduced spending by petrochemical, chemical and industrial customers in the P & I vertical and the significant decline in permanent placement hiring in the Anders and MRI business segments. The VCM calculation was not calculated for 2009 and 2008 because both revenue and operating profit declined.

Consolidated Results of Operations

2009 versus 2008

Results of Operations

The following table presents revenue by service type along with several key metrics (in percentages) for 2009 and 2008:

Consolidated	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$623,664	70.5%	$771,955	69.0%	$(148,291)	(19.2)%
Project outsourcing services	240,538	27.2	293,058	26.2	(52,520)	(17.9)
Professional services	20,748	2.3	53,584	4.8	(32,836)	(61.3)
	$884,950	100.0%	$1,118,597	100.0%	$(233,647)	(20.9)%
Gross profit	$176,564	20.0%	$255,447	22.8%	$(78,883)	(30.9)%
Operating and administrative expenses	194,699	22.0	230,089	20.6	(35,390)	(15.4)
Operating profit (loss)	(18,135)	(2.0)	25,358	2.3	(43,493)	(171.5)
Net earnings (loss) from continuing operations attributable to CDI	$(19,902)	(2.2)%	$19,415	1.7%	$(39,317)	(202.5)%

Cash and cash equivalents	$73,528		$61,761		$11,767	19.1%
Cash flow provided by operations	$22,818		$14,791		$8,027	54.3%

Effective income tax rate	(2.6)%		32.4%
After-tax return on shareholders' equity (1)	(7.0)%		6.2%
Pre-tax return on net assets (2)	(9.7)%		14.0%
Variable contribution margin (3)	NM		NM

(1)	The year's net earnings (loss) attributable to CDI divided by the average shareholders' equity.
(2)	Earnings (loss) before income taxes from continuing operations for the year, divided by the average net assets at the beginning and end of the year. Net assets include total assets minus total liabilities excluding cash and income tax accounts.
(3)	Year-over-year growth in operating profit divided by year-over-year growth in revenues. The calculation for the periods presented are not meaningful (NM) because both revenue and operating profit declined.

Revenue for 2009 declined 20.9% as compared to 2008 (17.6% in constant currency). ES experienced a decline in revenue in its P & I vertical due to reduced capital spending by petrochemical, chemical and industrial customers, reduced revenue from permanent placement, the ending of several alternative energy projects in late 2008 and early 2009 and lower sales volumes related to the continued decline in the commercial aviation industry. Anders and MRI experienced significant declines in professional services revenue due to a drop in permanent placement hiring as a result of declining employment markets in North America and the UK. Anders also experienced reduced staffing services revenue due to the weak construction industry in the UK.

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

Gross profit for 2009 decreased as compared to 2008 primarily due to declines in revenue. Gross profit margin decreased due to the significant decline of professional services revenue, lower levels of higher-margin outsourcing projects in ES and reduced margins from market conditions.

Consolidated operating and administrative expenses for 2009 decreased as compared to 2008 primarily due to decreased headcount, cost reduction measures and lower business volumes, partially offset by the $12.3 million charge associated with the fine imposed by the OFT, the $4.3 million charge associated with the DOJ investigation and $3.2 million of severance and real estate exit charges. These cost reduction activities resulted in significant savings in 2009 and the Company expects to continue to realize additional savings from these actions in the coming year. Operating and administrative expenses for 2008 also included $1.8 million of severance and real estate exit charges, a $2.5 million bad debt reserve established in 2008 for a customer who filed for bankruptcy in early 2009 and a $0.8 million charge to bad debt related to MRI Worldwide Network, Limited, a former master licensee, which occurred in the first quarter of 2008.

Operating profit declined from $25.4 million in 2008 to an $18.1 million loss in 2009 and operating profit margin decreased from 2.3% in 2008 to an operating loss margin of (2.0)% during 2009 due to the factors noted above.

Cash and cash equivalents of $73.5 million at December 31, 2009 was $11.8 million higher than the prior year balance. This increase was driven by the cash flow provided from operations of $22.8 million, which primarily reflects lower working capital requirements, and the favorable impact of foreign exchange of $3.8 million, partially offset by disbursements for capital expenditures of $5.9 million and dividends of $9.9 million.

The Company’s effective income tax rate was (2.6%) for the year ended December 31, 2009 compared to 32.4% for the year ended December 31, 2008. The negative income tax rate in 2009, which reflects an income tax expense on a pre-tax loss, was primarily driven by the $12.3 million charge associated with the fine imposed by the OFT, which is not deductible for income tax purposes. The income tax rate was also impacted by the $4.3 million charge associated with the DOJ investigation, most of which is not deductible for income tax purposes. To a lesser extent, the income tax rate in 2009 was also unfavorably impacted by an increase related to uncertain tax positions and operating losses occurring predominantly in foreign jurisdictions on which tax benefits could not be recognized or that were recognized at tax rates lower than in the US. The income tax rate for 2008 was favorably impacted primarily by a previously disclosed $3.3 million reduction in income tax expense due to the recognition of the foreign research and development credits from the Canadian SRED program. The $3.3 million related to the period from January 1, 2005 through September 30, 2008.

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

US and global efforts to limit greenhouse gas emissions, in response to concerns regarding climate change, may present business opportunities for ES. Regulations, laws and treaties which are designed to reduce greenhouse gas emissions would likely spur increased usage of alternative sources of energy, such as nuclear, solar, wind and biofuels. Such regulations, laws and treaties would also likely result in greater focus on reducing carbon dioxide emissions at coal and other carbon-based energy-producing facilities, as well as at chemical, refining and other industrial plants. ES currently provides engineering and design services in connection with alternative energy facilities and with carbon dioxide removal at industrial facilities, and climate change legislation could increase ES’s business in those areas. However, the nature and volume of such additional business would depend on the substantive terms of such legislation, on ES’s ability to provide leading-edge technology solutions in these areas, and on ES’s ability to compete in what is likely to be a highly competitive business sector.

ES also provides professional recruitment outsourcing (“PRO”) services to manage a customer’s entire permanent recruitment process. PRO services provide domestic and multi-national customers with a single source of professional and technical permanent placements across an entire organization. ES continues to develop its strategy to acquire broader skill sets and greater scale leverage.

Key Performance Indicators

ES manages and assesses its performance through various means, with the primary financial and operational measures including revenue, contract renewals, new contract wins, account growth, gross profit dollars and gross profit margin, operating profit and return on net assets.

Revenue reflects performance on both new and existing contracts and accounts. Changes in revenue will not generally result in proportionate changes in costs, particularly operating and administrative expenses, thus potentially impacting operating profit margins. ES’s project outsourcing revenue is affected by levels of capital spending by its customers. ES’s staffing and professional services revenue are affected by the general business environment and employment levels.

New contracts, account wins and contract renewals are the primary drivers of future revenue and provide an assessment of ES’s ability to compete. New contract wins fluctuate from quarter to quarter, depending on the timing of customer needs and external factors. Additionally, business development efforts in ES seek to leverage its resume of completed engineering projects, its proven project management skills and its successful management of long-term client relationships to generate incremental business from new and existing clients.

Gross profit dollars and gross profit margin reflect ES’s ability to realize pricing consistent with value provided, to incorporate changes in market demand and to control and pass through direct costs. ES’s focus on maintaining and improving overall margins can lead to improved profitability. Gross margins can also shift as a result of the mix of business, with project outsourcing services and professional services generally providing higher margins than staffing services. ES utilizes financial modeling and operational reviews in the contracting process to establish pricing that will lead to acceptable margins and returns.

Return on net assets (“RONA”) reflects ES’s ability to generate earnings while optimizing assets deployed in the business. A key driver of RONA is ES’s ability to manage its accounts receivable, its largest asset.

Investigation by the US Department of Justice

In August 2009, the Civil Division of the US Department of Justice (“DOJ”) notified the Company of potential claims against it under the US False Claims Act. The claims stem from alleged mischarging of time on certain federal government projects. The DOJ has alleged the total value of mischarged time could equal $2.0 million. The US False Claims Act provides for treble damages as well as statutory penalties in the event a violation is ultimately determined. Based on the DOJ’s allegations, the statutory penalties could range from $1.7 million to $3.4 million. The Company, with assistance from outside legal counsel, is conducting a review of these allegations and is cooperating with the DOJ. The Company has established a reserve of $4.3 million as of December 31, 2009. The majority of this charge is not deductible for tax purposes.

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses and operating profit for ES for 2009 and 2008:

ES	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$266,097	55.0%	$326,618	54.1%	$(60,521)	(18.5)%
Project outsourcing services	213,717	44.2	266,437	44.2	(52,720)	(19.8)
Professional services	3,941	0.8	10,168	1.7	(6,227)	(61.2)
	483,755	100.0	603,223	100.0	(119,468)	(19.8)
Cost of services	392,985	81.2	477,481	79.2	(84,496)	(17.7)
Gross profit	90,770	18.8	125,742	20.8	(34,972)	(27.8)
Operating and administrative expenses	85,410	17.7	98,673	16.3	(13,263)	(13.4)
Operating profit	$5,360	1.1%	$27,069	4.5%	$(21,709)	(80.2)%

ES’s revenue for 2009 decreased as compared to 2008 primarily due to:

•

Reduced capital spending by customers in its P & I vertical, notably in the petrochemical, chemical and industrial sectors, driven by the global economic slowdown and the late 2008 decline in chemical and oil prices;

•	The completion of several alternative energy projects in combination with fewer project starts due to lower energy prices and customers’ inability to obtain project financing;

•	Declines in several staffing projects in ES’s international operations;

•	Declines in ES’s Aerospace vertical due to the continued declines in the commercial aviation industry; and

•	Declines in professional services due to decreased customer hiring as a result of the global economic downturn beginning in late 2008 and continuing in 2009.

The decreases listed above were partially offset by continued organic revenue growth in ES’s Government Services vertical.

ES’s gross profit dollars decreased during 2009 as compared to 2008 due primarily to declines in revenue. Gross profit margin decreased due to a significant decline in higher-margin revenue from professional services and decreases in higher-margin outsourcing projects in the P & I vertical.

ES’s operating and administrative expenses decreased during 2009 as compared to 2008 due primarily to decreased head -

count, as well as other cost reduction initiatives beginning in the latter half of 2008 and continued through 2009, and the absence of a one-time $2.5 million bad debt reserve established in 2008 for a customer who filed for bankruptcy in early 2009. These expense reductions were partially offset by the $4.3 million charge associated with the DOJ investigation, as well as $1.8 million of severance and real estate exit charges. These cost reduction activities resulted in significant savings in 2009 and the Company expects to realize savings from these actions in future periods. The Company will continue to seek to implement cost reduction activities as required in future periods.

ES’s operating profit declined during 2009 as compared to 2008 due primarily to the decrease in revenue and gross profit dollars, as well as the $4.3 million charge associated with the DOJ investigation, partially offset by decreased operating and administrative expenses related to the cost reduction activities mentioned above.

The following table presents changes in revenue from each of ES’s verticals for 2009 and 2008:

ES	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
CDI-P & I	$337,544	69.8%	$459,746	76.2%	$(122,202)	(26.6)%
CDI-Government Services	88,488	18.3	82,909	13.7	5,579	6.7
CDI-Aerospace	57,723	11.9	60,568	10.1	(2,845)	(4.7)
	$483,755	100.0%	$603,223	100.0%	$(119,468)	(19.8)%
(1)	Revenues for 2008 have been reclassified to conform to the current year presentation.

Revenue in the P & I vertical decreased in 2009 as compared to 2008 due to decreases in capital spending by petrochemical, chemical and industrial customers, the completion of several alternative energy projects, fewer project starts and the decline of several staffing projects in Canada.

Revenue increased within the Government Services vertical in 2009 as compared to 2008 primarily due to continuing work on several US Navy shipbuilding, ship design and refurbishment projects related to a contract awarded in 2008.

Revenue within the Aerospace vertical decreased in 2009 as compared to 2008 primarily due to the continued weak demand from the commercial aviation industry, partially offset by revenue from TK Engineering, which was acquired in the third quarter of 2008.

Management Recruiters International (“MRI”)

Business Strategy

The MRI network is one of the largest search and recruitment organizations in the world. The key to MRI’s business model is delivering value to its franchisees by providing them with the use of its trademarks, business systems and training and support services to enable them to engage in the search and recruitment of managerial, professional, executive, administrative and technical personnel for employment by their customers. MRI’s strategic objectives include expansion of the number of current franchisees’ search consultants, expansion of the international franchise network and growth in underdeveloped US markets. On January 22, 2009, the Company terminated its master franchise agreement with MRI Worldwide Network, Limited and had assigned to it the benefit of the franchise agreements of MRI Worldwide Network, Limited’s sub-franchisees. Subsequently, the Company has been operating the business as a franchisor. MRI believes that the international marketplace provides opportunity for franchise expansion and the potential for franchise sales and royalty revenues.

MRI continues to focus its efforts on growing existing franchisees by devoting resources to field service teams. These teams focus on maximizing customer contact and developing business plans to establish clear metrics and optimize network member performance. In addition, due to the current economic climate, MRI is providing increased guidance to franchisees, focusing on financial business operations, cost reduction and business efficiencies. The ability of an individual franchisee to compete and operate successfully may be affected by the service quality of its office, the number of permanent placement offices operating in a particular industry segment, company reputation and other general and local economic factors.

MRI continues to provide training and operations support to enable its franchisees to develop staffing services capabilities in their offices. These capabilities potentially provide a franchise owner with a complementary revenue stream and may improve the potential market value of the franchise office. MRI also continually works to leverage its size and footprint with vendor alliance relationships that will benefit the franchise owners and their customers.

In 2008, new franchisees located in the US paid an initial fee of approximately $100,000 and MRI was entitled to receive a portion of the initial fee paid by new subfranchisees located outside the US. In response to the tightening credit markets, in 2009 MRI implemented a new pricing structure in the US with an initial fee of approximately $40,000, a service fee, payable monthly for the first twelve months of operation, totaling $24,000 and a revised royalty rate schedule starting at 9%.

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

Billable hours and revenue in staffing services are significantly influenced by MRI’s performance in successfully expanding these service offerings within the franchise network. Factors affecting MRI’s revenue include the state of the US and global economies, employment rates and the amount of staffing business done by franchisees. Economic growth or decline typically impacts the demand for labor. In periods of increasing unemployment and slowing GDP growth, MRI customers tend to first cut-back on their contract workforce. As economic weakness continues, MRI customers then tend to decrease permanent headcount. In a recovering economy, MRI customers tend first to increase their contract employee headcount and to delay hiring permanent employees until later in the recovery cycle, when they are more certain that the recovery will continue. Permanent placement and royalty fees are driven by employer demand for mid-to-upper level managerial, professional and sales candidates, as well as the number of new franchise offices and franchise contract renewals.

Gross profit dollars and gross profit margin reflect MRI’s ability to improve its franchisees’ permanent placement capabilities, thus increasing royalty payments to MRI. Additionally, gross profit margin reflects MRI’s ability to identify and sell franchise territories to new franchise owners, thus producing franchise sales revenue. In both cases, revenues flow directly through to gross profit dollars and gross profit margin. Revenue from the staffing business has associated direct costs included in gross profit dollars and gross profit margin and therefore growth in this business will reduce overall gross profit margin. However, MRI believes the staffing offering will create a stronger, more vibrant and profitable franchise business. Within staffing, gross profit dollars and gross profit margin can be increased as franchise owners build their staffing and recruiting capabilities to generate higher bill rates for the placement of high level professionals.

Return on net assets (“RONA”) reflects MRI’s ability to generate earnings while optimizing assets deployed in the business. A key driver of RONA is MRI’s ability to manage its accounts receivable, its largest asset.

Results of Operations

The following table presents changes in revenue, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for 2009 and 2008:

MRI	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$40,031	74.2%	$49,444	66.2%	$(9,413)	(19.0)%
Professional services	13,944	25.8	25,259	33.8	(11,315)	(44.8)
	53,975	100.0	74,703	100.0	(20,728)	(27.7)
Cost of services	27,389	50.7	33,919	45.4	(6,530)	(19.3)
Gross profit	26,586	49.3	40,784	54.6	(14,198)	(34.8)
Operating and administrative expenses	24,280	45.0	30,861	41.3	(6,581)	(21.3)
Operating profit	$2,306	4.3%	$9,923	13.3%	$(7,617)	(76.8)%

MRI’s staffing revenue for 2009 declined as compared to 2008 due to the completion of a major project and a decline in customer hiring of staffing personnel due to the global economic downturn beginning toward the end of 2008 and continuing in 2009. The decline in professional services revenue was due to lower royalties and franchise sales. The decline in royalties reflects a decline in same-store sales due to weakened hiring demand as a result of the decline in the global economy.

MRI’s gross profit dollars decreased during 2009 as compared to 2008 due primarily to the declines in both staffing services and professional services revenue mentioned above. Gross profit margin declined as higher-margin professional services revenue decreased at a faster pace than the staffing services revenue, which have associated direct costs.

MRI’s operating and administrative expenses decreased during 2009 as compared to 2008 due primarily to:

•	Savings realized from cost reduction initiatives started in late 2008 that continued through 2009;

•	Decreased headcount; and

•

The absence of a $0.8 million charge to bad debt related to MRI Worldwide Network, Limited, a former master licensee, which occurred in the first quarter of 2008. This was partially offset by increased bad debt reserves related to domestic franchises.

The expense reductions were partially offset by $0.2 million of severance charges and $0.1 million of legal fees associated with the previously disclosed termination of the Company’s master franchise agreement with MRI Worldwide Network, Limited in January 2009. These cost reduction activities resulted in some savings in 2009 and the Company expects to continue to realize additional savings from these actions in the coming year.

MRI’s operating profit declined due primarily to the significant decline in revenue, partially offset by reductions in operating and administrative expenses related to the cost reduction activities mentioned above.

CDI AndersElite (“Anders”)

Business Strategy

Anders is focused on providing recruitment services within the UK and Australian construction and infrastructure environment. Anders seeks to deliver these services through the management of an efficient operation that provides customers with qualified contract and permanent professionals. Management believes Anders’ candidate attraction methodology, including use of web-based recruiting and its candidate database, as well as external databases and referrals, is critical to providing it with a large pool of highly qualified candidates and enhances the Company’s ability to filter candidates to meet specific customer needs. Additionally, Anders seeks to capitalize on and develop its international capabilities in order to provide services to its customers who have global requirements.

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

Key Performance Indicators

Anders relies on various operational and financial metrics to manage its business. Key metrics include revenue, direct margin by recruiter and branch office, staff payroll costs as a percentage of gross profit, gross profit pounds and gross profit margin and return on net assets.

Revenue reflects performance on both new and existing contracts and accounts. Changes in revenue may not result in proportionate changes in costs, thus potentially impacting operating profit margins. Anders’ revenue is affected by levels of capital spending by customers, as well as the general business environment and employment levels.

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

Return on net assets (“RONA”) reflects Anders’ ability to generate earnings while optimizing assets deployed in the business. A key driver of RONA is Anders’ ability to manage its accounts receivable, its largest asset.

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

In its decision, the OFT stated that it made a finding that Anders did violate the UK Competition Act of 1998 and imposed a fine of $12.3 million for the violations, which is non-tax deductible. The Company recorded a charge for the full amount of the fine in the third quarter of 2009. The Company is appealing the OFT decision. No payment has been made pending the outcome of the appeal.

Results of Operations

The following table presents changes in revenue, cost of services, gross profit, operating and administrative expenses and operating profit for Anders for 2009 and 2008 in US dollars:

Anders	2009		2008		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$100,759	97.5%	$196,132	91.9%	$(95,373)	(48.6)%
Professional services	2,533	2.5	17,403	8.1	(14,870)	(85.4)
	103,292	100.0	213,535	100.0	(110,243)	(51.6)
Cost of services	86,867	84.1	166,499	78.0	(79,632)	(47.8)

Gross profit	16,425	15.9	47,036	22.0	(30,611)	(65.1)
Operating and administrative expenses (1)	34,219	33.1	43,119	20.2	(8,900)	(20.6)
Operating profit (loss)	$(17,794)	(17.2)%	$3,917	1.8%	$(21,711)	(554.3)%

(1)	The year ended December 31, 2009 includes a $12.3 million charge associated with the fine imposed by the OFT.

To more effectively discuss the comparative results of operations for 2009 and 2008, the following table presents Anders’ results on a local currency basis (i.e., British Pounds—£):

Anders	2009		2008		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£65,074	97.5%	£105,709	91.9%	£(40,635)	(38.4)%
Professional services	1,669	2.5	9,379	8.1	(7,710)	(82.2)
	66,743	100.0	115,088	100.0	(48,345)	(42.0)
Cost of services	56,085	84.0	89,737	78.0	(33,652)	(37.5)
Gross profit	10,658	16.0	25,351	22.0	(14,693)	(58.0)
Operating and administrative expenses (1)	21,781	32.7	23,241	20.2	(1,460)	(6.3)
Operating profit (loss)	£(11,123)	(16.7)%	£2,110	1.8%	£(13,233)	(627.2)%

(1)	The year ended December 31, 2009 includes a £7.6 million charge associated with the fine imposed by the OFT.

Anders’ staffing services revenue for 2009 decreased as compared to 2008 primarily due to the weak construction industry in the UK. The decrease in professional services revenue is primarily due to the significant drop in permanent placement hiring as a result of increased unemployment and weaker demand in the construction market in the UK.

Anders’ gross profit pounds decreased during 2009 as compared to 2008 due primarily to the decline in revenue. Gross profit margin decreased during 2009 as compared to 2008 due to the significant decline in higher-margin professional services revenue in addition to lower-margin projects providing a larger portion of staffing services revenue.

Anders’ decrease in operating and administrative expenses during 2009 as compared to 2008 was due to lower salary and variable compensation expense as a result of decreased headcount, lower business volumes, office downsizing and other cost reduction measures. This decrease in operating and administrative expenses was partially offset by the £7.6 million charge associated with the fine imposed by the OFT, as well as £0.2 million of severance charges. These cost reduction activities resulted in significant savings in 2009 and the Company expects to continue to realize additional savings from these actions in the coming year.

Anders’ operating profit declined during 2009 as compared to 2008 due to the significant decline in revenue and the £7.6 million charge associated with the fine imposed by the OFT, partially offset by decreases in other operating and administrative expenses resulting from cost reduction activities mentioned above.

CDI Information Technology Solutions (“ITS”)

Business Strategy

ITS provides a variety of information technology related services to its customers. These service offerings include staffing, consulting and outsourcing. These service offerings require recruiting and retaining IT talent for contract and permanent IT positions, industry expertise and the ability to determine appropriate solutions for IT needs. ITS’s customers are primarily large and mid-sized companies with high volume IT requirements and/or the need to augment their own staff on a flexible basis.

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

While staffing continues to be a core offering, ITS is focusing its efforts on providing higher value IT outsourcing and consulting services through the development of expertise in three technology areas: quality assurance and testing, application development and maintenance and service desk management. This effort to shift the emphasis towards higher value IT services is consistent with CDI’s core business strategy. ITS also seeks to differentiate itself from the competition and optimize the customer’s infrastructure, all while targeting improvements in overall customer IT efficiencies and improved service levels.

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

Gross profit dollars and gross profit margin reflect ITS’s ability to realize pricing consistent with value provided, to incorporate changes in market demand and to control and pass through direct costs. It is also an indication of ITS’s ability to shift the mix of business to higher-margin service offerings.

Return on net assets (“RONA”) reflects ITS’s ability to generate earnings while optimizing assets deployed in the business. A key driver of RONA is ITS’s ability to manage its accounts receivable, its largest asset.

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ITS for 2009 and 2008:

ITS	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$216,777	88.9%	$199,761	88.0%	$17,016	8.5%
Project outsourcing services	26,821	11.0	26,621	11.7	200	0.8
Professional services	330	0.1	754	0.3	(424)	(56.2)
	243,928	100.0	227,136	100.0	16,792	7.4
Cost of services	201,145	82.5	185,251	81.6	15,894	8.6
Gross profit	42,783	17.5	41,885	18.4	898	2.1
Operating and administrative expenses	36,270	14.8	39,565	17.4	(3,295)	(8.3)
Operating profit	$6,513	2.7%	$2,320	1.0%	$4,193	180.7%

ITS’s revenue growth accelerated throughout the year, driven by business development efforts and increases in spending by ITS clients across most industry segments. ITS’s revenue for 2009 increased as compared to 2008 due to increases in staffing services, largely from account expansions with existing customers, new account wins and slight increases in project outsourcing, partially offset by reduced demand for staffing services in the automotive sector and declines in professional services.

ITS’s gross profit dollars increased during 2009 as compared to 2008, primarily due to increases in staffing services revenue. ITS’s gross profit margin was lower due to mix-changes, with the lower-margin staffing business providing a larger portion of revenue. Additionally, higher-margin professional services declined.

ITS’s operating and administrative expense decreased during 2009 as compared to 2008 primarily due to continued cost reduction initiatives that began in late 2008. The expense reductions were partially offset by $0.3 million of severance charges. These cost reduction activities resulted in savings in 2009 and the Company expects to continue to realize savings from these actions in future periods.

ITS’s operating profit increased during 2009 as compared to 2008 primarily due to effective cost reduction measures, as well as increases in staffing services revenue.

Corporate

Corporate expenses totaled $15.9 million for 2009 as compared to $18.3 million for 2008. The decrease of $2.4 million was primarily related to cost control efforts, which included lower professional services fees, partially offset by severance costs of $0.6 million.

Consolidated Results of Operations

2008 versus 2007

Results of Operations

The following table presents revenue by service type along with several key metrics (in percentages) for 2008 and 2007:

	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
Staffing services	$771,955	69.0%	$789,460	66.5%	$(17,505)	(2.2)%
Project outsourcing services	293,058	26.2	323,823	27.3	(30,765)	(9.5)
Professional services	53,584	4.8	74,016	6.2	(20,432)	(27.6)
	$1,118,597	100.0%	$1,187,299	100.0%	$(68,702)	(5.8)%

Gross profit	$255,447	22.8%	$286,940	24.2%	$(31,493)	(11.0)%
Operating and administrative expenses	230,089	20.6	240,104	20.2	(10,015)	(4.2)
Operating profit	25,358	2.3	46,836	3.9	(21,478)	(45.9)
Net earnings from continuing operations	$19,415	1.7%	$31,828	2.7%	$(12,413)	(39.0)%
Cash and cash equivalents	$61,761		$127,059		$(65,298)	(51.4)%
Cash flow provided by operations	$14,791		$56,819		$(42,028)	(74.0)%
Effective income tax rate	32.4%		35.2%
After-tax return on shareholders' equity (2)	6.2%		10.0%
Pre-tax return on net assets (3)	14.0%		23.4%
Variable contribution margin (4)	NM		18.6%

(1)	Revenue for 2007 has been reclassified to conform to the current year's presentation.
(2)	The year's earnings divided by the average shareholders' equity.
(3)	Pre-tax earnings for the year, divided by the average net assets at the beginning and end of the year. Net assets include total assets minus total liabilities excluding cash and income tax accounts.
(4)	Year-over-year change in operating profit divided by year-over-year change in revenues. The calculation for the 2008 year is not meaningful (NM) because both revenue and operating profit declined.

Revenue for 2008 declined 5.8% versus the prior year period. Anders and MRI experienced declines in professional services revenue due to a drop in permanent placement hiring as a result of declining employment markets in North America and the UK. Anders also experienced declines in staffing services revenue, primarily due to declines in the commercial, property development and residential housing construction markets in the UK. Additionally, the effects of changes in foreign exchange rates between the British pound sterling and the US dollar negatively impacted Anders’ revenue. ES experienced decreases in revenues primarily due to delayed and reduced projects in the Aerospace and P&I verticals, as a result of decreases in capital spending by petrochemical, chemical and industrial customers and the Gulf Coast hurricanes. ITS experienced revenue declines due to reduced demand for staffing, primarily in the automotive sector.

While all revenue service types declined in 2008, staffing services revenue declined at a much lower rate than project outsourcing services and professional services revenue. While the Company’s strategy is to increase revenue from the higher- margin services, the downturn in capital spending and the global economy more significantly impacted the higher-margin project outsourcing services and professional services than the lower-margin staffing services. The Company was able to increase certain business relationships in Canada and the Government Services vertical.

Gross profit and gross profit margin decreased at a faster pace than the decline in revenue, primarily due to the reduction of higher-margin permanent placement activity at Anders and MRI, the reduction of higher-margin project outsourcing in ES and increases in ES’s lower-margin staffing business.

Consolidated operating and administrative expenses decreased due to lower variable compensation costs and cost control measures.

Operating profit declined 45.9% compared to 2007 and operating profit margin decreased from 3.9% during 2007 to 2.3% during 2008 due to lower business volumes and infrastructure costs declining at a slower pace than revenue.

Included in net earnings from continuing operations is other income, net of $3.8 million. This increased by $1.5 million in 2008 due primarily to $1.1 million of realized gains from zero cost collar option contracts entered into to hedge portions of the earnings of the Company’s foreign operations. The Company realized an immaterial loss from foreign exchange options in 2007.

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

Segment Discussion

CDI Engineering Solutions (“ES”)

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses and operating profit for ES for 2008 and 2007:

ES	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
Staffing services	$326,618	54.1%	$307,433	50.0%	$19,185	6.2%
Project outsourcing services	266,437	44.2	297,383	48.4	(30,946)	(10.4)
Professional services	10,168	1.7	9,706	1.6	462	4.8
	603,223	100.0	614,522	100.0	(11,299)	(1.8)
Cost of services	477,481	79.2	485,035	78.9	(7,554)	(1.6)
Gross profit	125,742	20.8	129,487	21.1	(3,745)	(2.9)
Operating and administrative expenses	98,673	16.3	93,979	15.3	4,694	5.0
Operating profit	$27,069	4.5%	$35,508	5.8%	$(8,439)	(23.8)%
(1)	Revenues and expenses for 2007 have been reclassified to conform to the current year presentation. See Note 18—Reporting Segments in the notes to the consolidated financial statements.

ES’s revenue decreased slightly in 2008, primarily due to:

•	Reductions in capital spending by petrochemical, chemical and industrial customers in the CDI—Process and

Industrial (“P&I”) vertical, driven by the global credit market crisis and a steep decline in commodity chemical and oil prices;

•	Decreases in project outsourcing due to the Gulf Coast hurricanes;

•	Continued project delays by a large customer in the CDI—Aerospace (“Aerospace”) vertical; and

•	Reduced business levels with alternative energy customers.

These decreases were partially offset by increased capital spending by major customers in the CDI—Government Services (“Government Services”) vertical, increases in staffing services revenue, primarily from customers operating in the western Canadian oil market and increased project outsourcing revenue from the July 2008 acquisition of TK Engineering.

Gross profit dollars decreased 2.9%, primarily due to the decrease in higher-margin project outsourcing services.

Gross profit margins decreased primarily due to the increase in lower-margin staffing services, and the decrease in higher-margin project outsourcing services, partially offset by a slight increase in permanent placement PRO services revenue in the P&I vertical and the higher-margin revenue provided by the TK Engineering acquisition.

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

The following table presents changes in revenue from each of ES’s verticals for 2008 and 2007:

ES	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue (1)
CDI-P & I	$459,746	76.2%	$488,058	79.4%	$(28,312)	(5.8)%
CDI-Government Services	82,909	13.7	70,035	11.4	12,874	18.4
CDI-Aerospace	60,568	10.1	56,429	9.2	4,139	7.3
	$603,223	100.0%	$614,522	100.0%	$(11,299)	(1.8)%
(1)	Revenues for 2007 and 2008 have been reclassified to conform to the current year presentation.

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

Revenue within the Aerospace vertical decreased in 2008 as compared to 2007, primarily as a result of ongoing project delays by a customer and reduced demand for services stemming from long-term contracts toward the end of the year as a result of reduced demand in the commercial aviation industry and delays in defense aviation programs, partially offset by revenue from TK Engineering, which was acquired in the third quarter of 2008.

Management Recruiters International (“MRI”)

Results of Operations

The following table presents changes in revenue, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for 2008 and 2007:

MRI	2008		2007		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue(1)
Staffing services	$49,444	66.2%	$46,420	59.6%	$3,024	6.5%
Professional services	25,259	33.8	31,530	40.4	(6,271)	(19.9)
	74,703	100.0	77,950	100.0	(3,247)	(4.2)
Cost of services	33,919	45.4	32,186	41.3	1,733	5.4
Gross profit	40,784	54.6	45,764	58.7	(4,980)	(10.9)
Operating and administrative expenses	30,861	41.3	29,989	38.5	872	2.9
Operating profit	$9,923	13.3%	$15,775	20.2%	$(5,852)	(37.1)%
(1)	Revenues for 2007 have been reclassified to conform to the current year's presentation.

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

Gross profit dollars decreased primarily due to the decline in higher-margin professional services revenue mentioned above.

Overall gross profit margin decreased as lower-margin staffing services revenue increased, while higher-margin professional services revenue decreased.

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

To more effectively discuss the comparative results of operations for 2008 and 2007, the following table presents Anders’ results on a local currency basis (i.e., British Pounds—£):

Anders	2008		2007		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£105,709	91.9%	£111,188	87.5%	£(5,479)	(4.9)%
Professional services	9,379	8.1	15,888	12.5	(6,509)	(41.0)
	115,088	100.0	127,076	100.0	(11,988)	(9.4)
Cost of services	89,737	78.0	93,506	73.6	(3,769)	(4.0)
Gross profit	25,351	22.0	33,570	26.4	(8,219)	(24.5)
Operating and administrative expenses	23,241	20.2	27,377	21.5	(4,136)	(15.1)
Operating profit	£2,110	1.8%	£6,193	4.9%	£(4,083)	(65.9)%

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

Gross profit pounds and gross profit margin decreased primarily due to a significant decline in higher-margin professional services revenue and, to a lesser extent, staffing services volume and lower gross margin.

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

CDI Information Technology Solutions (“ITS”)

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ITS for 2008 and 2007:

ITS	2008		2007(1)		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$199,761	88.0%	$213,433	88.6%	$(13,672)	(6.4)%
Project outsourcing services	26,621	11.7	26,440	11.0	181	0.7
Professional services	754	0.3	1,032	0.4	(278)	(26.9)
	227,136	100.0	240,905	100.0	(13,769)	(5.7)
Cost of services	185,251	81.6	196,295	81.5	(11,044)	(5.6)
Gross profit	41,885	18.4	44,610	18.5	(2,725)	(6.1)
Operating and administrative expenses	39,565	17.4	41,497	17.2	(1,932)	(4.7)
Operating profit	$2,320	1.0%	$3,113	1.3%	$(793)	(25.5)%
(1)	Revenues and expenses for 2007 have been reclassified to conform to the current year presentation. See Note 18—Reporting Segments in the notes to the consolidated financial statements.

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

Inflation

During the years ended December 31, 2009, 2008 and 2007, general inflation has been low and the net effect of inflation on the Company’s operations has not been material.

Liquidity and Capital Resources

CDI finances its business primarily through cash provided by operations. At December 31, 2009, the Company’s principal source of liquidity was $73.5 million of cash and cash equivalents. CDI generates the majority of its revenues and resultant cash flows from several activities, as outlined below:

•

Project outsourcing services, which are typically invoiced on a weekly or monthly basis, though projects under fixed-price contracts are invoiced when specific milestones are met or based on a periodic billing schedule;

•	Staffing services, which are invoiced weekly, bi-weekly, or monthly; and

•	Professional services:

•	Permanent placement fees, which are billed upon candidates’ start dates;

•	Franchise fees, which are billed as new franchises are sold; and

•	Services provided to franchisees to help them generate permanent placements, for which franchisees pay monthly royalties as they collect cash from their customers for permanent placements.

Payment terms associated with our project outsourcing and staffing services vary based upon contract. They can range from advance payment to more than 60 days. Payroll is the Company’s largest expense, with the majority of billable employees paid weekly or bi-weekly. As a result of the timing differences between the revenue collection cycle and the payroll cycle, the Company needs to fund its operations.

The Company’s largest asset is accounts receivable (approximately 47.1% and 50.5% of total assets as of December 31, 2009 and 2008, respectively) and, accordingly, expansions and contractions of the Company’s business operations can result in a significant impact on accounts receivable and available cash. Expansions of the Company’s business operations generally result in an initial decrease of cash due to increased payroll costs and an initial increase in outstanding accounts receivable associated with higher business volumes. Contractions of the Company’s business operations generally result in an initial increase of cash due to the continued collections of outstanding accounts receivable and decreased payroll costs associated with lower business volumes.

Capital expenditures are primarily for the replacement of aging fixed assets and upgrades of systems, for efficiencies and consolidation of computer operating systems and for expenditures associated with business expansion and growth.

On February 28, 2007, the Company established a committed, unsecured credit agreement with JP Morgan Chase Bank, N.A., which provided for a revolving credit facility of $45.0 million. On February 27, 2008, and again on November 10, 2008, the Company renewed its credit agreement. The November 2008 agreement extended the term of the credit facility to November 9, 2009. In November 2009, the Company extended the term of the credit facility one month to December 9, 2009, and in December 2009, the Company decided not to renew its credit facility, as management has deemed its current available cash is sufficient to meet the Company’s near-term needs. At December 31, 2008, there were no outstanding borrowings under this $45.0 million facility.

Additionally, the Company has a $10.2 million uncommitted, demand unsecured line of credit with Brown Brothers Harriman & Co., under which the bank issues, at its sole discretion, standby letters of credit to the Company. At December 31, 2009, the Company had $6.8 million of outstanding letters of credit issued against this line of credit. See Note 6—Short-Term Borrowings, in the notes to the consolidated financial statements, for further information.

On February 26, 2008, CDI’s Board of Directors approved the repurchase of up to $50 million of the Company’s outstanding common stock. Repurchases have been and may be made from time to time depending upon the Company’s share price and other relevant factors. Repurchases have been and may be made in the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time. The Company repurchased 1,489,469 shares for $30.0 million in cash during 2008. No shares were repurchased in 2009. As of December 31, 2009, approximately $20.0 million remains authorized for repurchase of shares.

The following table summarizes the major cash flow categories from the Company’s consolidated statements of cash flows from continuing operations:

(in thousands)	2009	2008	2007
Operating Activities	$22,818	$14,791	$56,819
Investing Activities	(5,870)	(33,163)	34,401
Financing Activities	(8,956)	(39,257)	(5,540)

Operating Activities

During 2009, net cash provided by operating activities was $22.8 million, despite a net loss of $19.9 million. The positive cash flow reflects lower working capital requirements, primarily due to decreases in accounts receivable, reflecting lower business volumes, partially offset by growth in select large national accounts whose contract provisions include longer payment terms. The positive cash flow also includes increases in accrued expenses and other current liabilities, primarily reflecting the impact of the establishment of reserves for OFT of $12.3 million and DOJ of $4.3 million, which had not been paid as of December 31, 2009.

Operating cash flow was higher than the prior year by $8.0 million, primarily due to lower working capital requirements of $44.7 million, reflecting decreases in accounts receivable and prepaid expenses, increases in accrued expenses and other current liabilities and a smaller decrease in accounts payable, partially offset by a decrease in earnings of $39.3 million.

During 2008, the Company generated $14.8 million in net cash from operating activities as compared to $56.8 million in 2007. Cash provided by operating activities was driven mostly by earnings and partially offset by working capital requirements. Operating cash flow for 2008 was below that for the prior year by $42.0 million, primarily due to lower earnings and higher working capital requirements of $37.4 million, reflecting decreases in accrued expenses and accounts payable, as well as a smaller decrease in accounts receivable year over year. Exchange rate fluctuations materially and negatively impacted net cash provided by operating activities and the Company’s cash balance in 2008 as compared to 2007 primarily related to the Company’s operations denominated in British pounds sterling and Canadian dollars.

Investing Activities

The Company’s investing activities during 2009 consisted primarily of purchases of fixed assets. During 2009, capital expenditures totaled $6.0 million, as compared to $10.1 million in 2008. The decrease in capital spending was due primarily to timing of major systems activities and hardware and software purchases. In 2009, capital expenditures related primarily to implementation of a financial system upgrade, software purchases in the Aerospace vertical of ES and software development for the ITS segment.

The Company’s investing activities during 2008 consisted primarily of the purchase of the TK Engineering business, purchases of property and equipment and investments in a new joint venture and trademarks. On July 28, 2008, the Company purchased the TK Engineering business for $17.6 million in cash. During 2008, capital expenditures totaled $10.1 million, as compared to $7.8 million in 2007. The increase in capital spending was primarily due to capital expenditures for software acquisitions in ES’s Aerospace vertical, for recruitment and financial systems related technology projects, and additional leasehold improvements and furniture for new offices. Additionally, the Company invested $4.1 million in a joint venture called CDI Gulf International (“CGI”) and $1.7 million in trademarks in its MRI segment.

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

Financing Activities

Net cash used in financing activities of $9.0 million decreased by $30.3 million during 2009, as compared to the same period in 2008. The Company paid shareholders dividends totaling $9.9 million and $10.3 million during 2009 and 2008, respectively. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements. In 2008, the Company repurchased 1,489,469 shares of its common stock for $30.0 million in cash. The Company did not repurchase any shares of its common stock under the repurchase program in 2009. As of December 31, 2009, there remained authorization to repurchase approximately $20.0 million of outstanding common stock.

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

Summary

The Company’s business model is expected to generate positive cash flow over the business cycle. However, changes in level of business activity, and to a lesser extent, seasonality, do impact working capital needs and cash flow. In addition, the weak global economy could continue to cause delays in customer payments which could lead to a slower collections process, causing a temporary decline in operating cash flow. While there is no assurance, management believes that the Company’s current cash balances and funds generated from operations will be sufficient to support currently anticipated organic growth, capital spending, shareholder dividends and stock repurchases, as well as strategic acquisitions. Should the Company require additional funds in the future, management believes that it will be able to borrow these funds at competitive rates.

Contractual Obligations and Commitments

The following table summarizes the Company’s outstanding contractual obligations and commitments as of December 31, 2009 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease commitments (1)	$34,757	$10,322	$14,901	$6,793	$2,741
Letters of credit (2)	6,837	6,837	-	-	-
Purchase obligations (3)	9,219	4,051	5,090	78	-
Total	$50,813	$21,210	$19,991	$6,871	$2,741
(1)	Represents future minimum rental commitments under non-cancelable leases. The Company expects to fund these commitments with existing cash and cash flows from operations. (See Note 15—Lease Commitments and Other Contractual Obligations, in the notes to the consolidated financial statements.)
(2)	Represents primarily letters of credit issued through major domestic banks as required by certain insurance carriers in connection with the Company’s workers’ compensation plan.
(3)	Purchase obligations consist primarily of normal and customary technology maintenance and on-line job posting and search services contracts. The Company expects to fund these commitments with existing cash and cash flows from operations (See Note 15—Lease Commitments and Other Contractual Obligations, in the notes to the consolidated financial statements).

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

Allowance for Doubtful Accounts

The Company makes ongoing estimates related to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. Estimates used in determining accounts receivable allowances are based on specific customer account reviews, historical experience of credit losses and application of percentages to certain aged receivable categories. The Company also applies judgment, including assessments about changes in economic conditions, concentration of receivables among customers and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific customers. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required. At December 31, 2009 and 2008, the allowance for doubtful accounts was $6.9 million and $6.6 million, respectively.

Income Taxes

The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. As of December 31, 2009, the Company had total net deferred tax assets of $15.6 million. This includes $7.0 million (net of valuation allowance) which relates primarily to state and foreign net operating loss carry forwards and foreign tax credit carry forwards. A determination on the basis of objective factors was made that it is more likely than not that the net deferred tax assets will be realized through future years’ income. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

Goodwill and Other Intangible Assets

The Company performs its annual goodwill and other indefinite-lived intangible assets impairment testing by reporting unit as of July 1 of each fiscal year, or whenever events occur or circumstances change, such as an adverse change in business climate, that would indicate that it is more likely than not that the fair value of a reporting unit was below its carrying amount.

The first step of the impairment test requires that the Company determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying amount. The Company uses a dual approach to determine the fair value of its reporting units. The Company first uses the income approach, which is based on the present value of discounted cash flows and terminal value projected for each reporting unit. The income approach requires significant judgments, including the projected results of operations, the weighted average cost of capital (“WACC”) used to discount the cash flows and terminal value assumptions. The projected results of operations are based on the Company’s best estimates of future economic and market conditions, including growth rates, estimated earnings and cash expenditures. The WACC is determined based on the Company’s capital structure, cost of capital, inherent business risk profile and long-term growth expectations, as reflected in the terminal value. The Company uses peer group market multiples to validate the reasonableness of the fair values as determined using the income approach.

The Company then validates the reasonableness of the total fair value of the reporting units under the income approach by reconciling the aggregate fair values of the reporting units to the Company’s total market capitalization, adjusted to include an estimated control premium. The estimated control premium is based on reviewing observable transactions involving the purchase of controlling interests in comparable companies. In developing the market capitalization, the Company uses the average stock price over a range of dates prior to the assessment date. There are inherent uncertainties related to the factors used in the income and market capitalization approaches and to the Company’s judgment in applying them in determining the fair value of the reporting units. However, the Company believes that the reconciliation of the income and market capitalization approaches validate the reasonableness of the total fair value of the reporting units.

The second step of the impairment test is contingent upon the results of the first step. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill or indefinite-lived intangible assets may be impaired and the Company must perform a second more detailed impairment assessment step. The second step of the impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill and intangible assets as of the assessment date. The implied fair value of the reporting unit’s goodwill and other intangible assets is then compared to the carrying amount of goodwill and other intangible assets to quantify an impairment charge as of the assessment date.

As of July 1, 2007 and 2008, the Company performed its annual impairment testing. Based on the results of the first step of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets as of July 1, 2007 and 2008.

During the fourth quarter of 2008, the Company observed sharp deterioration in the general business environment, increasing instability of the credit markets and the resulting adverse effect on the industries that the Company serves. Additionally, the Company’s stock price declined significantly during the fourth quarter of 2008, causing its market capitalization to decline below its book value at December 31, 2008. These adverse changes were determined to be a triggering event, which indicated that a potential impairment may have occurred and therefore the Company updated its impairment analysis. Based on the results of the first step of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets as of December 31, 2008.

During the first quarter of 2009, the Company observed continued deterioration in its business environment and the Company’s stock price continued to decline, causing the Company’s market capitalization to again be below its book value at March 31, 2009. These adverse changes were determined to be a triggering event, which indicated that a potential impairment may have occurred. Based on the results of the first step of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets as of March 31, 2009.

As of July 1, 2009, the Company performed its annual impairment testing. Based on the results of the first step of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets as of July 1, 2009. All of the Company’s reporting units had fair values substantially in excess of their carrying value after completion of the first step, except for Anders, which had an excess of approximately 5%. Goodwill in the Anders reporting unit was $19.5 million as of December 31, 2009. There are uncertainties in the assumptions used in projecting the results of operations used in the income approach to determine the fair value of the Anders reporting unit. If Anders does not perform as well as forecasted, and/or if the UK construction market does not improve in the next few years, it could have a negative effect on the estimated fair value of the Anders reporting unit, which could potentially require a non-cash goodwill impairment charge in the future.

There were no triggering events subsequent to July 1, 2009 that required additional testing.

Changes in future market conditions, the Company’s business strategy, or other factors could impact the future values of the Company’s reporting units, which could result in future impairment charges. The future occurrence of a potential triggering event, such as a decrease in expected earnings, adverse market conditions, a decline in current market multiples, further decline in the Company’s stock price, a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require additional interim impairment testing prior to the next annual impairment test. In the event of significant adverse changes such as those described above, the Company may need to recognize a non-cash impairment of goodwill, which could have a material adverse effect on the Company’s Consolidated Statements of Operations. At December 31, 2009, total goodwill amounted to $51.3 million.

Other intangible assets arising from acquisitions that are determined to have a definite useful life are amortized straight-line over the useful life of the asset. Other intangible assets determined to have an indefinite useful life are tested for impairment as part of the Company’s annual impairment assessment. When significant intangible assets are acquired, an independent third party valuation firm is engaged to assist in determining the fair value of the assets as of the acquisition date. At December 31, 2009, other intangible assets amounted to $9.6 million, net of accumulated amortization.

Workers’ Compensation

The Company has a combination of insurance contracts and self-insurance under which the Company generally bears the first $250,000 of risk per single accident for workers’ compensation claims. The Company establishes accruals for workers’ compensation utilizing an outside actuarial firm to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors. Changes in these estimates and assumptions could materially affect the determination of the established accrual. Management evaluates the accrual, and the underlying assumptions, periodically throughout the year and makes adjustments as needed based on such evaluation. The accrual for workers’ compensation was $2.8 million and $3.3 million at December 31, 2009 and 2008, respectively.

Contingencies

The Company provides engineering and information technology outsourcing and professional staffing services to its customers. CDI is party to litigation and other claims in the ordinary course of its business. The outcome of litigation and other claims brought against the Company is subject to significant uncertainty. An estimated loss from a loss contingency, such as a legal proceeding or claim, is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred, and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. Changes in these factors could materially impact the Company’s financial position or consolidated results of operations.

Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards CodificationTM (“ASC”) Subtopic 105-10, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“the FASB Codification”). The FASB Codification is the sole source of authoritative US GAAP and all references to authoritative literature must be in the codification format. The provisions of the Codification were effective for the Company beginning July 1, 2009 and did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted the provisions of guidance now codified as FASB ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. Effective January 1, 2009, the Company adopted the provisions of guidance now codified as FASB ASC 820-10-65-1, Transition Related to FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of FASB ASC Topic 820 did not have a material impact on the Company’s consolidated financial statements. (See Note 3—Fair Value Disclosures, in the notes to the consolidated financial statements, for additional information on fair value measurements.)

Effective January 1, 2009, the Company adopted the provisions of guidance now codified as FASB ASC 815-10-65-1, Transition Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. The adoption of FASB ASC 815-10-65-1 did not have a material impact on the Company’s consolidated financial statements. (See Note 12—Derivative Instruments, in the notes to the consolidated financial statements, for additional information on derivative instruments.)

Effective January 1, 2009, the Company adopted the provisions of guidance now codified as FASB ASC 350-30-65-1, Transition Related to FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The adoption of FASB ASC 350-30-65-1 did not have a material impact on the Company’s consolidated financial statements.

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

Effective February 24, 2010, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2010-09, Subsequent Events, which requires SEC filers to evaluate subsequent events through the date the financial statements are issued, but removes the requirement to disclose the date to which subsequent events were evaluated.

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

During 2009, the Company entered into zero cost collar option contracts (“options”) to hedge portions of its British pounds sterling and Canadian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and had a range of foreign exchange rates, which provide a hedge against foreign results that are translated at rates outside the range. These options do not have a premium. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in current earnings, while the impact of translating the foreign based income into US dollars is recognized throughout the year. For the year ended December 31, 2009, the Company recorded a net loss of $141 thousand related to these options, all of which was realized. The net losses were recorded in other income, net in the consolidated statements of operations. (See Note 3—Fair Value Disclosures, in the notes to the consolidated financial statements for additional information.)

At December 31, 2009 there were no outstanding foreign exchange options or other hedging instruments.

During 2009 and 2008, the Company did not have any borrowings under its committed, unsecured credit facility, and in December 2009, the Company decided not to renew the committed, unsecured credit facility, as management deemed its current available cash sufficient to meet the Company’s near-term needs. The Company’s cash balances are primarily invested in money market funds at variable rates and fixed term deposits. Due to the Company’s cash balance, interest rate fluctuations will affect the Company’s return on its investments.

Item 8.	Financial Statements and Supplementary Data

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
(In thousands, except per share amounts)	2009	2008	2007
Revenue	$884,950	$1,118,597	$1,187,299
Cost of services	708,386	863,150	900,359
Gross profit	176,564	255,447	286,940
Operating and administrative expenses	194,699	230,089	240,104
Operating profit (loss)	(18,135)	25,358	46,836
Other income, net	81	3,770	2,303
Equity in losses from affiliated companies	(1,357)	(406)	-
Earnings (loss) before income taxes from continuing operations	(19,411)	28,722	49,139
Income tax expense	508	9,307	17,311
Earnings (loss) from continuing operations	(19,919)	19,415	31,828
Earnings from discontinued operations, net of tax (Note 7)	-	-	2,374
Net earnings (loss)	(19,919)	19,415	34,202
Less: loss attributable to the noncontrolling interest (Note 17)	(17)	-	-
Net earnings (loss) attributable to CDI	$(19,902)	$19,415	$34,202
Basic earnings (loss) attributable to CDI per share:
Earnings (loss) from continuing operations	$(1.05)	$0.98	$1.57
Discontinued operations, net of tax	-	-	0.12
Net earnings (loss) attributable to CDI	$(1.05)	$0.98	$1.69
Diluted earnings (loss) attributable to CDI per share:
Earnings (loss) from continuing operations	$(1.05)	$0.97	$1.56
Discontinued operations, net of tax	-	-	0.12
Net earnings (loss) attributable to CDI	$(1.05)	$0.97	$1.68

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(In thousands, except share and per share amounts)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$73,528	$61,761
Accounts receivable, less allowance for doubtful accounts of $6,887 - December 31, 2009; $6,614 - December 31, 2008	176,677	193,338
Prepaid expenses and other current assets	6,363	7,499
Prepaid income taxes	2,114	4,267
Deferred income taxes	6,015	6,428
Total current assets	264,697	273,293
Property and equipment, net	29,558	33,974
Deferred income taxes	9,615	6,445
Goodwill and other intangible assets	60,914	59,523
Other non-current assets	10,250	9,964
Total assets	$375,034	$383,199
Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$2,843	$1,965
Accounts payable	25,176	27,950
Withheld payroll taxes	1,063	1,291
Accrued compensation and related expenses	28,435	32,425
Other accrued expenses and other current liabilities	29,676	16,362
Total current liabilities	87,193	79,993
Deferred compensation and other non-current liabilities	12,945	11,821
Total liabilities	100,138	91,814
Commitments and Contingencies (Notes 13 and 15)

Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	-	-
Common stock, $.10 par value - authorized 100,000,000 shares; issued 21,428,738 shares - December 31, 2009; 21,361,408 shares - December 31, 2008	2,143	2,136
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	-	-
Additional paid-in-capital	57,577	54,377
Retained earnings	269,225	298,981
Accumulated other comprehensive loss	(1,824)	(11,743)
Less common stock in treasury, at cost - 2,456,175 shares - December 31, 2009 and 2008	(52,366)	(52,366)
Total CDI shareholders’ equity	274,755	291,385
Noncontrolling interest (Note 17)	141	-
Total shareholders’ equity	274,896	291,385
Total liabilities and shareholders’ equity	$375,034	$383,199

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

	Years ended December 31,
(In thousands)	2009	2008	2007
Common stock
Beginning of period	$2,136	$2,130	$2,098
Exercise of stock options	-	-	28
Stock purchase plan	2	1	2
Time-vested deferred stock, stock appreciation rights and restricted stock	5	5	2
End of period	$2,143	$2,136	$2,130
Additional paid-in-capital
Beginning of period	$54,377	$50,898	$41,443
Exercise of stock options	-	51	5,654
Stock-based compensation	3,597	3,555	2,759
Tax benefit (shortfall) from stock plans	(397)	(127)	1,042
End of period	$57,577	$54,377	$50,898
Retained earnings
Beginning of period	$298,981	$289,908	$265,015
Net earnings (loss) attributable to CDI	(19,902)	19,415	34,202
Dividends paid to shareholders	(9,854)	(10,342)	(9,309)
End of period	$269,225	$298,981	$289,908
Accumulated other comprehensive income (loss)
Beginning of period	$(11,743)	$14,426	$13,160
Reclassification adjustment for foreign currency translation gain included in net income (relates to discontinued operations)	-	-	(2,506)
Translation adjustment	9,919	(26,169)	3,772
End of period	$(1,824)	$(11,743)	$14,426
Treasury stock
Beginning of period	$(52,366)	$(22,384)	$(22,384)
Shares repurchased	-	(29,982)	-
End of period	$(52,366)	$(52,366)	$(22,384)
Noncontrolling interest
Beginning of period	$-	$-	$-
Contribution from the noncontrolling interest to joint venture (Note 17)	152	-	-
Translation adjustments	6	-	-
Net loss attributable to noncontrolling interest	(17)	-	-
Total	$141	$-	$-
Comprehensive income (loss)
Net earnings (loss) attributable to CDI	$(19,902)	$19,415	$34,202
Reclassification adjustment for foreign currency translation gain included in net income (relates to discontinued operations)	-	-	(2,506)
Translation adjustments attributable to CDI	9,913	(26,169)	3,772
Comprehensive income (loss) attributable to CDI	(9,989)	(6,754)	35,468
Net loss attributable to noncontrolling interest	(17)	-	-
Translation adjustments attributable to noncontrolling interest	6	-	-
Comprehensive loss attributable to noncontrolling interest	(11)	-	-
Total	$(10,000)	$(6,754)	$35,468

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
(In thousands)	2009	2008	2007
Operating activities from continuing operations:
Net earnings (loss)	$(19,919)	$19,415	$34,202
Less: earnings from discontinued operations, net of tax	-	-	(2,374)
Earnings (loss) from continuing operations	(19,919)	19,415	31,828
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation	10,667	11,678	10,913
Amortization	540	225	-
Deferred income taxes	(2,757)	(252)	(4,375)
Equity in losses of affiliated companies	1,357	406	-
Stock-based compensation	3,050	3,836	3,243
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	19,550	7,009	17,588
Prepaid expenses and other current assets	1,251	(1,646)	(748)
Accounts payable	(2,954)	(4,995)	(721)
Accrued expenses and other current liabilities	8,718	(18,517)	3,180
Income taxes receivable/payable	1,736	(3,096)	(4,165)
Other assets, non-current liabilities and other	1,579	728	76
Net cash provided by operating activities	22,818	14,791	56,819
Investing activities from continuing operations:
Additions to property and equipment	(5,986)	(10,136)	(7,841)
Acquisitions, net of cash acquired	-	(17,608)	-
Proceeds of residential property sold	-	-	2,337
Investment in joint venture	-	(4,138)	-
Investment in trademarks	-	(1,726)	-
Net proceeds from sale of business	-	-	39,776
Other	116	445	129
Net cash (used in) provided by investing activities	(5,870)	(33,163)	34,401
Financing activities from continuing operations:
Dividends paid to shareholders	(9,854)	(10,342)	(9,309)
Shares repurchased under the stock repurchase program	-	(29,982)	-
Payments of obligation on property sold	-	-	(1,422)
Cash overdraft	878	992	(1,534)
Proceeds from exercises of employee stock options	-	51	5,683
Tax benefit from equity compensation plans	20	24	1,042
Net cash used in financing activities	(8,956)	(39,257)	(5,540)
Discontinued operations:
Cash provided by operating activities	-	-	6,717
Cash used in investing activities	-	-	(307)
Cash provided by financing activities	-	-	92
Net cash provided by discontinued operations	-	-	6,502
Effect of exchange rate changes on cash	3,775	(7,669)	1,326
Net increase (decrease) in cash and cash equivalents	11,767	(65,298)	93,508
Cash and cash equivalents at beginning of period	61,761	127,059	33,551
Cash and cash equivalents at end of period	$73,528	$61,761	$127,059

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$(382)	$13,312	$24,366

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 1 - Significant Accounting Policies

Nature of Operations - CDI Corp. (the “Company” or “CDI”) was incorporated in Pennsylvania on July 30, 1985. It is the successor registrant to CDI Corporation, which was incorporated in Pennsylvania on September 16, 1950. The Company provides engineering and information technology outsourcing and professional staffing services to its customers. More specifically, the Company provides project outsourcing services for its customers’ engineering, information technology and project management needs, staffing services to augment its customers’ workforces and a range of professional services to meet its customers’ permanent placement needs. The Company derives the majority of its revenue by providing these services to large and mid-sized companies, in countries that include the US, UK and Canada.

Basis of Presentation - The consolidated financial statements of the Company and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany balances and transactions. For comparative purposes, certain amounts have been reclassified to conform to the 2009 presentation.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the related underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, legal contingencies and assumptions used in the calculations of income taxes. These estimates and assumptions are based on management’s estimates and judgment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Tight credit markets, volatile foreign currency and energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results will differ, and could differ significantly, from these estimates.

Revenue Recognition - Revenues in the consolidated statements of operations are presented net of any revenue-based taxes, such as sales, use, excise and value added taxes. The Company derives its revenue from several sources. All of the Company’s segments perform staffing services. The Company’s CDI Engineering Solutions (“ES”) segment also performs project outsourcing services, which includes some fixed-price contracts and permanent placement services. The Company’s Management Recruiters International (“MRI”) segment derives a large portion of its revenue from ongoing franchise royalties and initial franchise fees. The Company’s CDI AndersElite (“Anders”) segment also derives revenue from permanent placement services. The Company’s CDI Information Technology Solutions (“ITS”) segment also performs project outsourcing services, which includes some fixed-price contracts, and permanent placement services.

Staffing Services - The Company recognizes revenue from staffing services based on the gross amount billed, as services are performed and associated costs have been incurred when employees of the Company are utilized. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. An element of the Company’s staffing business is the use of unaffiliated companies (“supplier associates”) and their employees to fulfill a customer’s staffing requirements. Under these arrangements, these firms serve as subcontractors. Customers typically require a single consolidated billing which reflects services performed by the Company’s employees as well as staffing supplied by supplier associates.

When utilizing supplier associates, the Company records the difference between its gross billings and the amount paid to the supplier associate as revenue, which is generally referred to as an administrative fee. Administrative and clerical costs related to time accumulation, invoicing and other activities are recorded and included in operating and administrative expenses as incurred.

Project Outsourcing Services - The Company recognizes revenue from project outsourcing services as the services are performed. Revenue for these services is based on mark-ups of its employees’ rates of pay utilizing an hourly multiplier or on a cost plus fixed fee basis.

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

ITS Outsourcing service contracts generally include the performance of certain computer or network operations or help-desk support on behalf of customers. Service contracts typically contain an invoicing schedule covering the con -

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

tractual period. Accordingly, the Company recognizes revenue on a pro-rata basis using elapsed time as the measure of performance under these contracts. The Company charges the related costs to earnings as they are incurred. As with fixed-price engineering contracts, the Company periodically evaluates the need to provide for any losses on such contracts.

Permanent Placement - Services include the search and recruitment of candidates to become employed by the Company’s customers. Generally, the Company performs permanent placement services on a non-exclusive, contingency basis. Revenue is recognized only after successfully placing a recommended candidate.

Ongoing Franchise Royalties - MRI’s rights to franchise royalties are governed by the provisions of its franchise contracts. Under the franchise contracts, the franchisees remit to the Company a contractual percentage of fees collected from their customers. The Company records franchise royalty revenue as fees are collected by the franchisee and they become a receivable from the franchisee.

Franchise Fees - The Company recognizes fees related to sales of new MRI franchises and master franchise agreements when the Company has substantially fulfilled its requirements under the respective franchise agreement. Additionally, in the first year of franchise operation, the Company recognizes a service fee, which is paid and recognized monthly for the first twelve months of operation.

Off-Balance Sheet Risk - The Company maintains letters of credit issued through major domestic banks as required by certain insurance carriers in connection with its workers’ compensation plan. As of December 31, 2009 and 2008, the Company had outstanding letters of credit of $6.8 million and $6.8 million, respectively, expiring at various dates through July 2010.

From time to time the Company engages in foreign exchange hedging activities with respect to its foreign operations. As of December 31, 2009, the Company had no outstanding hedging instruments in place.

Foreign Currency Translation - Foreign subsidiaries of the Company use local currency as the functional currency. Net assets are translated at year-end rates while revenues and expenses are translated at average exchange rates. Adjustments resulting from these translations are reflected in accumulated other comprehensive income in shareholders’ equity. Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of operations.

Concentrations of Credit Risk - The Company’s principal asset is accounts receivable. Substantially all of the Company’s customers are provided trade credit. The Company’s customers are primarily large and mid-sized organizations. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. An allowance is provided against accounts receivable that are not expected to be collected. This reserve is based upon historical experience, as well as estimates based on management’s judgments in specific matters.

The following table summarizes the changes in the allowance for uncollectible receivables:

	Balance at beginning of year	Additions charged to earnings	Uncollectible receivables written off, net of recoveries	Balance at end of year
December 31, 2009	$6,614	$1,992	$(1,719)	$6,887
December 31, 2008	$2,996	$4,135	$(517)	$6,614
December 31, 2007	$3,293	$709	$(1,006)	$2,996

During 2009 and 2008, one customer accounted for approximately 16% and 10% of consolidated revenue, respectively. In 2007, no single customer accounted for 10% or more of consolidated revenue. The Company’s top ten customers accounted for approximately 42%, 32%, and 30% of consolidated revenue for the years ended December 31, 2009, 2008, and 2007, respectively. One customer accounted for approximately 29% and 22% of total accounts receivable at December 31, 2009 and 2008, respectively.

The Company’s cash and cash equivalents are held in money market mutual funds and in accounts held by major banks and financial institutions, primarily in the US, Canada and the UK.

Income Taxes - The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and tax basis of its assets and liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use tax credit carryforwards and carrybacks, final tax settlements, and the effectiveness of its tax planning strategies in the various tax jurisdictions in which it operates. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. See Note 11—Income Taxes.

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

The Company capitalizes direct costs incurred in the development of internal-use software in the application development stage of software development.

Goodwill and Other Intangible Assets - Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Other intangible assets are identifiable assets that lack physical substance, which are acquired as part of a business combination or other transaction. Intangible assets with definite lives are amortized over their useful lives. Goodwill and other intangible assets with indefinite lives are not amortized, but are instead tested for impairment at the reporting unit level at least annually. The Company performs its annual goodwill and other intangible assets impairment testing by reporting unit as of July 1 of each fiscal year, or whenever events occur or circumstances change, such as an adverse change in business climate, that would indicate that it is more likely than not that the fair value of a reporting unit was below its carrying amount. See Note 5—Goodwill and Other Intangible Assets.

Long-Lived Assets - The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that discounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less cost to sell.

Joint Ventures - The Company has investments in three joint ventures. The Company owns 50% or less of two of the joint ventures. The fair values of these two joint ventures were initially determined by the investment amount and are adjusted for equity in the earnings or losses of the joint venture and changes in foreign exchange rates.

The Company has an 83% interest in the third joint venture. The results of operations of this joint venture are included in the Company’s consolidated statements of operations. The Company then reports the noncontrolling interest in the joint venture as a separate line item in the equity section of its consolidated balance sheet and by eliminating earnings or losses attributable to the noncontrolling interest in its consolidated statement of operations.

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

Cash Overdraft - The Company manages the level of cash in banks to minimize its non-interest bearing cash balances. Cash balances as reflected by banks are higher than the Company’s book balances because of checks that are outstanding throughout the banking system. Cash is generally not provided to operating bank accounts until checks are presented for payment. This process can result in negative cash balances in the Company’s records for certain accounts. These negative balances are reflected in current liabilities as “Cash overdraft” when the right of offset is not available.

Capitalization of Contract Acquisition Costs - The Company engages in contracts for long-term projects. In connection with these contracts, the Company incurs costs related to the acquisition of these contracts. The Company may capitalize certain of these costs related to the acquisition of contracts. Only direct, incremental and recoverable external costs that would not have been incurred but for the acquisition of the contract may be capitalized.

Stock-Based Compensation - The Company follows the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees to be recognized as an expense based on the estimated fair value of the award on the date of grant. The compensation expense, less expected forfeitures, is being recognized over the service period on a straight-line basis. The Company uses the Black-Scholes option pricing model to calculate the fair value of the awards. The Black-Scholes model requires estimates for risk-free interest rate, expected term, expected stock price volatility and expected dividend yield. Changes in these estimates could impact expense recognition for future awards.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Workers’ Compensation - The Company has a combination of insurance contracts and self-insurance under which the Company generally bears the first $250 of risk per single accident for workers’ compensation claims. The Company establishes accruals for workers’ compensation utilizing an outside actuarial service to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors. Changes in these estimates and assumptions could materially affect the determination of the established accrual. Management evaluates the accrual, and the underlying assumptions, periodically throughout the year and makes adjustments as needed based on such evaluation. The accrual for workers’ compensation was $2.8 million at December 31, 2009 and $3.3 million at December 31, 2008.

Recent Accounting Pronouncements

In July 2009, the FASB issued guidance now codified as FASB ASC Subtopic 105-10, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“the FASB Codification”). The FASB Codification is the sole source of authoritative US GAAP and all references to authoritative literature must be in the codification format. The provisions of the Codification were effective for the Company beginning July 1, 2009 and did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted the provisions of guidance now codified as FASB ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. Effective January 1, 2009, the Company adopted the provisions of guidance now codified as FASB ASC 820-10-65-1, Transition Related to FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of FASB ASC Topic 820 did not have a material impact on the Company’s consolidated financial statements. (See Note 3—Fair Value Disclosures for additional information on fair value measurements.)

Effective January 1, 2009, the Company adopted the provisions of guidance now codified as FASB ASC 815-10-65-1, Transition Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. The adoption of FASB ASC 815-10-65-1 did not have a material impact on the Company’s consolidated financial statements. (See Note 12—Derivative Instruments for additional information on derivative instruments.)

Effective January 1, 2009, the Company adopted the provisions of guidance now codified as FASB ASC 350-30-65-1, Transition Related to FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The adoption of FASB ASC 350-30-65-1 did not have a material impact on the Company’s consolidated financial statements.

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

Effective February 24, 2010, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2010-09, Subsequent Events, which requires SEC filers to evaluate subsequent events through the date the financial statements are issued, but removes the requirement to disclose the date to which subsequent events were evaluated.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 2 - Property and Equipment

Property and equipment, net at December 31, 2009 and 2008, was comprised of the following:

	2009	2008
Computer equipment	$40,361	$41,037
Equipment and furniture	18,657	18,413
Software	27,049	26,390
Leasehold improvements	10,519	10,729
	96,586	96,569
Accumulated depreciation	(67,028)	(62,595)
	$29,558	$33,974

During the years ended December 31, 2009 and 2008, the Company capitalized approximately $2.3 million and $3.1 million, respectively, of internal-use software acquisition and development costs. During 2009 and 2008, the Company recorded adjustments to retire $7.1 million and $20.9 million, respectively, of property and equipment and to retire $6.8 million and $20.4 million, respectively, of accumulated depreciation, recognizing a loss of $0.3 million and $0.5 million, respectively.

Note 3 - Fair Value Disclosures

The Company is exposed to risks associated with foreign currency fluctuations. The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. The Company has engaged in hedging activities with respect to certain of its foreign operations.

The Company maintains a non-qualified Deferred Compensa tion Plan for highly compensated employees. The assets of the plan are held in the name of CDI at a third party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The plan assets are recorded in other non-current assets and the related liability amounts are recorded in deferred compensation and other non-current liabilities in the consolidated balance sheets. The assets of the plan are held in publicly traded mutual funds. The fair value of the plan assets is calculated using the market price of the mutual funds as of the end of the period.

Effective January 1, 2008, the Company adopted guidance now codified as FASB ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The fair value hierarchy consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The adoption of this FASB ASC Topic 820 did not have an impact on the Company’s fair value determinations included in the financial statements.

The following tables outline by major category, the financial assets measured at fair value on a recurring basis as of December 31, 2009 and 2008:

		Fair Value Measurements At December 31, 2009 Using
Description	Fair Value Measurements at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds included in deferred compensation plan (1)	$6,870	$6,870	$-	$-
Total assets	$6,870	$6,870	$-	$-
(1)	Included in deferred compensation and other non-current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

		Fair Value Measurements At December 31, 2008 Using
Description	Fair Value Measurements at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds included in deferred compensation plan (1)	$5,415	$5,415	$-	$-
Total assets	$5,415	$5,415	$-	$-
(1)	Included in deferred compensation and other non-current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 4 - Acquisition

On July 28, 2008, the Company acquired certain assets of TK Engineering Associates, Inc. (“TK Engineering”), an engineering services firm with offices primarily in Cincinnati specializing in design, analysis, consulting and project services in the aviation and energy sectors. The purchase price of $17.6 million, including transaction costs, was funded from the Company’s existing cash. As part of the purchase price allocation, the Company recorded intangible assets of $8.1 million for a customer relationship, which is being amortized on a straight-line basis over the useful life of the asset, which is 15 years, and $6.1 million for goodwill, which is not amortized, but is subject to annual impairment testing. The purpose of the acquisition was to enhance the Company’s service offerings in the CDI Engineering Solutions Aerospace vertical. The TK Engineering business has been included in the ES segment of the Company from the date of acquisition.

The results of operations of this business have been included in the Company’s consolidated statement of operations from the date of acquisition. The purchase price allocation for the acquisition was as follows:

Current Assets	$3,111
Fixed Assets	3,084
Customer Relationship	8,100
Goodwill (1)	6,125
Current Liabilities	(2,812)
$17,608
(1)	The goodwill is deductible for tax purposes.

Note 5 - Goodwill and Other Intangible Assets

The Company performs its annual goodwill and other indefinite-lived intangible assets impairment testing by reporting unit as of July 1 of each fiscal year, or whenever events occur or circumstances change, such as an adverse change in business climate, that would indicate that it is more likely than not that the fair value of a reporting unit was below its carrying amount.

The first step of the impairment test requires that the Company determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying amount. The Company uses a dual approach to determine the fair value of its reporting units. The Company first uses the income approach, which is based on the present value of discounted cash flows and terminal value projected for each reporting unit. The income approach requires significant judgments, including the projected results of operations, the weighted average cost of capital (“WACC”) used to discount the cash flows and terminal value assumptions. The projected results of operations are based on the Company’s best estimates of future economic and market conditions, including growth rates, estimated earnings and cash expenditures. The WACC is determined based on the Company’s capital structure, cost of capital, inherent business risk profile and long-term growth expectations, as reflected in the terminal value. The Company uses peer group market multiples to validate the reasonableness of the fair values as determined using the income approach.

The Company then validates the reasonableness of the total fair value of the reporting units under the income approach by reconciling the aggregate fair values of the reporting units to the Company’s total market capitalization, adjusted to include an estimated control premium. The estimated control premium is based on reviewing observable transactions involving the purchase of controlling interests in comparable companies. In developing the market capitalization, the Company uses the average stock price over a range of dates prior to the assessment date. There are inherent uncertainties related to the factors used in the income and market capitalization approaches and to the Company’s judgment in applying them in determining the fair value of the reporting units. However, the Company believes that the reconciliation of the income and market capitalization approaches validate the reasonableness of the total fair value of the reporting units.

The second step of the impairment test is contingent upon the results of the first step. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill or other indefinite-lived intangible assets may be impaired and the Company must perform a second more detailed impairment assessment step. The second step of the impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill and intangible assets as of the assessment date. The implied fair value of the reporting unit’s goodwill and other intangible assets is then compared to the carrying amount of goodwill and other intangible assets to quantify an impairment charge as of the assessment date.

As of July 1, 2007 and 2008, the Company performed its annual impairment testing. Based on the results of the first step of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets as of July 1, 2007 and 2008.

During the fourth quarter of 2008, the Company observed sharp deterioration in the general business environment, increasing instability of the credit markets and the resulting adverse effect on the industries that the Company serves. Additionally, the Company’s stock price declined significantly during the fourth quarter of 2008, causing its market capitalization to decline below its book value at December 31, 2008. These adverse changes were determined to be a triggering event, which indicated that a potential impairment may have occurred and therefore the Company updated its impairment analysis. Based on the results of the first step of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets as of December 31, 2008.

During the first quarter of 2009, the Company observed continued deterioration in its business environment and the

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Company’s stock price continued to decline, causing the Company’s market capitalization to again be below its book value at March 31, 2009. These adverse changes were determined to be a triggering event, which indicated that a potential impairment may have occurred. Based on the results of the first step of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets as of March 31, 2009.

As of July 1, 2009, the Company performed its annual impairment testing. Based on the results of the first step of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets as of July 1, 2009. All of the Company’s reporting units had fair values substantially in excess of their carrying value after completion of the first step, except for Anders, which had an excess of approximately 5%. In addition, there were no triggering events subsequent to July 1, 2009 that required additional testing. Goodwill in the Anders reporting unit was $19.5 million as of December 31, 2009. The Company will continue to closely monitor the recoverability of its goodwill or other indefinite-lived intangible assets.

In February 2008, the Company’s MRI subsidiary entered into an agreement with a European based search and recruitment firm under which MRI made a $1.7 million payment to the firm to secure unrestricted future use of certain trademarks. MRI’s payment of $1.7 million was capitalized in other intangible assets (see the table below). This trademark is considered to have an indefinite useful life and accordingly will not be amortized, but will be subject to annual impairment testing. During the impairment test as of July 1, 2009, the Company identified no impairments related to these trademarks.

In July 2008, the Company acquired certain assets of TK Engineering (see Note 4—Acquisition). As part of the purchase price allocation, the Company recorded intangible assets of $8.1 million for a customer relationship, which is being amortized on a straight-line basis over the useful life of the asset, which is 15 years, and $6.1 million for goodwill, which is not amortized, but instead is subject to annual impairment testing as described above.

In December 2009, the Company reacquired certain franchise rights. The Company recorded an intangible asset of $150, which will be amortized on a straight-line basis over its ten year useful life.

The following tables summarize the changes in the Company’s carrying value of goodwill and other intangible assets by reportable segment during 2009 and 2008:

	December 31, 2008 Net Balance	Additions	Amortization	Translation and Other Adjustments	December 31, 2009 Net Balance
Goodwill
ES (1)	$22,179	$-	$-	$(19)	$22,160
Anders	17,873	-	-	1,599	19,472
MRI (1)	9,431	-	-	201	9,632
Total goodwill	49,483	-	-	1,781	51,264
Other intangible assets Trademarks - MRI	2,165	-	-	-	2,165
Reacquired franchise rights —MRI	-	150	-	-	150
Customer relationship —ES (2)	7,875	-	(540)	-	7,335
Total goodwill and other intangible assets	$59,523	$150	$(540)	$1,781	$60,914
(1)	The ES and MRI net goodwill balances at December 31, 2008 include impairment charges of $15,171 and $6,230, respectively, which were taken in 2002 upon the Company's adoption of guidance now codified as FASB ASC 380-20, Goodwill.
(2)	The ES net customer relationship balance at December 31, 2008 includes accumulated amortization of $225.

	December 31, 2007 Net Balance	Additions	Amortization	Translation and Other Adjustments	December 31, 2008 Net Balance
Goodwill
ES (1), (2)	$16,588	$6,144	$-	$(553)	$22,179
Anders	24,319	-	-	(6,446)	17,873
MRI (1)	10,242	-	-	(811)	9,431
Total goodwill	51,149	6,144	-	(7,810)	49,483
Other intangible assets
Trademarks —MRI	439	1,726	-	-	2,165
Customer relationship —ES	-	8,100	(225)	-	7,875
Total goodwill and other intangible assets	$51,588	$15,970	$(225)	$(7,810)	$59,523
(1)	The ES and MRI net balances at December 31, 2007 include impairment charges of $15,171 and $6,230, respectively, which were taken in 2002 upon the Company's adoption of guidance now codified as FASB ASC 380-20, Goodwill.
(2)	An adjustment of $498 to reduce certain discrete asset balances in the ES segment is included in translation and other adjustments.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Amortization expense was $540 for 2009 and $225 for 2008. Annual amortization expense is expected to be $555 per year for each of the next five years.

Note 6 - Short-Term Borrowings

On November 10, 2008, the Company entered into an amended and restated credit agreement with JP Morgan Chase Bank, N.A. The credit agreement further extended CDI’s then existing committed, unsecured $45 million revolving line of credit facility until November 9, 2009. On October 27, 2009, the Company entered into an amendment to its credit agreement. The amendment extended the credit facility from November 9, 2009 until December 9, 2009. On December 9, 2009, the Company decided not to renew its $45.0 million committed, unsecured credit facility, as management has deemed its current available cash sufficient to meet the Company’s near-term needs. The Company did not have any outstanding borrowings under the credit facility during 2009, and was in compliance with all covenants under the credit agreement.

Additionally, the Company has a $10.2 million uncommitted, demand unsecured line of credit with Brown Brothers Harriman & Co., under which the bank issues, at its sole discretion, standby letters of credit to the Company. At December 31, 2009, the Company had $6.8 million of outstanding letters of credit issued against this line of credit.

Note 7 - Discontinued Operations

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

The results of discontinued operations are summarized as follows:

2007
Revenue	$117,168
Earnings before income taxes from discontinued operations	1,642
Income tax expense	613
Earnings from discontinued operations, net of taxes	1,029
Gain from disposal of discontinued operations, net of taxes of $741	1,345
Total earnings from discontinued operations, net of taxes	$2,374

Note 8 - Stock-Based Compensation

The Company has two stock-based compensation plans, the CDI Corp. 2004 Omnibus Stock Plan (the “Omnibus Plan”) and the Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors (the “Stock Purchase Plan”). The Omnibus Plan replaced the Amended and Restated CDI Corp. 1998 Non-Qualified Stock Option Plan and the earlier Non-Qualified Stock Option and Stock Appreciation Rights Plan. The Omnibus Plan allows eligible employees to receive awards of stock options, stock appreciation rights, restricted stock, time-vested deferred stock and performance-contingent deferred stock. Under the Stock Purchase Plan, certain employees and non-employee directors may purchase units, which, upon vesting, convert into shares of the Company’s common stock with a portion of bonuses for employees or retainer fees for non-employee directors. As of December 31, 2009, the Company has reserved 2,311,881 shares of common stock for issuance of stock based awards under the Company’s Omnibus Plan and 117,804 shares of common stock for issuance under the Company’s Stock Purchase Plan.

These plans are accounted for under FASB ASC 718, Topic 718, Compensation – Stock Compensation. Compensation expense, less expected forfeitures, is being recognized over the service period on a straight-line basis. The estimated forfeiture method is required such that expected future forfeitures of non-vested awards are reflected as a reduction of stock-based compensation expense. Estimated forfeitures may need to be revised in subsequent periods if actual forfeitures differ from estimates. However, a subsequent reduction of compensation expense is not allowed if a vested share-based payment is later forfeited, as would occur when an out-of-the money stock option is surrendered by a resigning employee. Forfeitures were estimated at the time of grant and were based upon historical experience.

On December 21, 2007, the Company and its Chief Executive Officer (“CEO”) entered into a new employment agreement that amended and extended a previous employment agreement which was signed on August 11, 2005 and was scheduled to expire on September 30, 2008. The new agreement was effective as of January 1, 2008 and extended the term of the CEO’s employment to March 31, 2011. In addition to base salary and cash bonuses, in each of 2009, 2010 and 2011, the CEO will receive shares of Time-Vested Deferred Stock with a dollar value of $281,250, vesting over the years 2009, 2010 and 2011. The CEO is also eligible to receive grants of Performance-Contingent Deferred Stock in 2009, 2010 and 2011. The dollar value of these grants is based primarily on whether various performance criteria are satisfied and if he remains employed by the Company. These shares also vest over the years 2009, 2010 and 2011. No Performance-Contingent Deferred Stock was granted for the year 2009.

Stock-based compensation expense is included in operating and administrative expenses in the consolidated statements of oper -

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

ations and amounted to $3,050 ($1,885, net of tax), $3,836 ($2,413, net of tax) and $3,243 ($2,101, net of tax) for the years ended December 31, 2009, 2008 and 2007, respectively. The table below summarizes the components of stock-based compensation expense for all of the Company’s stock-based plans for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Stock options	$69	$542	$919
Stock appreciation rights	790	718	486
Time-vested deferred stock	1,765	1,466	712
Restricted stock	158	358	264
Performance contingent deferred stock	-	540	618
Stock purchase plan	268	212	244
	$3,050	$3,836	$3,243

Stock Options

The table below summarizes the fair value of options granted during the year ended December 31, 2007 and the assumptions utilized to estimate the fair value. No options were granted during the years ended December 31, 2009 or 2008.

2007
Risk-free interest rate	4.589%
Expected life of options	1.7 years
Expected stock price volatility	54%
Expected dividend yield	1.51%
Weighted-average fair value at grant date	$8.39

Options are granted at a price equal to or greater than the quoted market price per share of the Company’s common stock on the date of grant. Employee stock options generally vest ratably over a five year period and expire seven years from the date of grant. In estimating the expected term of the options, the Company utilized the “simplified method” for 2007. The expected stock price volatility is based on the historical volatility of the Company’s common stock over the previous 1.7 years for 2007.

The following table summarizes the Company’s stock option activity and related information for the years ended December 31, 2009, 2008 and 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	762,944	$22.87
Granted	25,000	29.23
Exercised	(290,070)	19.59
Cancelled	(21,635)	33.00
Expired	-	-
Outstanding at December 31, 2007	476,239	24.75
Granted	-	-
Exercised	(2,200)	23.24
Cancelled	(52,747)	35.68
Expired	(800)	28.80
Outstanding at December 31, 2008	420,492	23.38
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	(79,880)	22.87
Outstanding at December 31, 2009	340,612	$23.50	1.0	$-
Exercisable at December 31, 2009	340,612	$23.50	1.0	$-

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2009. There were no stock options exercised during the year ended December 31, 2009. The total intrinsic value of stock options exercised during the years ended December 31, 2008 and 2007 was not material, based on the difference between the exercise price and the closing stock price on the date of exercise.

As of December 31, 2009, there is no unrecognized compensation cost related to unvested stock options.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Stock Appreciation Rights (“SARs”)

The following table summarizes the fair value of SARs granted for the years ended December 31, 2009, 2008 and 2007, respectively, and the assumptions utilized to estimate the fair value:

	2009	2008	2007
Risk-free interest rate	1.64 -2.95%	2.48 - 3.25%	4.26 - 5.07%
Expected life of SARs	5.0 years	5.0 years	5.0 years
Expected stock price volatility	54 - 57%	38 - 43%	36%
Expected dividend yield	4.20 - 5.54%	1.82 - 3.98%	1.36 -1.66%
Weighted-average fair value at grant date	$2.82 - 4.51	$3.70 - 9.20	$8.79 -11.41

SARs generally vest ratably over a five year period and expire seven years from the date of grant. Upon exercise, the amount of appreciation in stock price, minus withholding taxes, is payable in shares of common stock. In estimating the expected term of the SARs, the Company has utilized the “simplified method”. The expected stock price volatility is based on the historical volatility of the Company’s common stock over the previous five years.

The following table summarizes the Company’s SARs activity and related information for the years ended December 31, 2009, 2008 and 2007:

	SARs	Weighted average exercise price	Weighted average Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	267,410	$24.02
Granted	190,579	26.94
Exercised	(18,680)	22.98
Cancelled	(47,633)	24.79
Expired	(755)	26.82
Outstanding at December 31, 2007	390,921	25.40
Granted	179,464	24.57
Exercised	(10,723)	23.85
Cancelled	(112,565)	25.32
Expired	(4,000)	24.70
Outstanding at December 31, 2008	443,097	25.13
Granted	181,576	9.49
Exercised	-	-
Cancelled	(27,389)	17.09
Expired	(11,637)	24.85
Outstanding at December 31, 2009	585,647	$20.66	4.7	$586
Exercisable at December 31, 2009	177,800	$24.93	3.6	$-

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2009. There were no SARs exercised during the year ended December 31, 2009. The total intrinsic value of SARs exercised during the years ended December 31, 2008 and 2007 was not material, based on the difference between the exercise price and the closing stock price on the date of exercise.

As of December 31, 2009, total unrecognized compensation cost related to non-vested SARs was $1.4 million and will be recognized over the remaining weighted-average service period of 2.6 years.

Restricted Stock

During 2008, the Company issued 20,000 shares of restricted common stock, of which 10,000 vested at December 31, 2008 and the remaining 10,000 vested on December 31, 2009. During 2007, the Company issued 9,500 shares of restricted common stock, all of which vested during 2007 and 2008. At December 31, 2009, there were no unvested shares outstanding.

Compensation cost on restricted stock is based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight line basis over the vesting

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

period. Upon vesting, the holder receives unrestricted common stock and cash equal to the sum of the dividends that would have been paid on the restricted stock during the vesting period. To the extent that restricted shares are forfeited, the forfeited shares will be included in treasury stock.

Time-Vested Deferred Stock (“TVDS”)

TVDS entitles each recipient to receive a number of shares of CDI common stock upon vesting. The shares of TVDS generally vest 20% on each of the next five anniversaries of the date of grant, except for those granted to the Board of Directors, the CEO and a member of senior management, whose vesting periods vary from one to five years. TVDS will generally be forfeited prior to vesting if the holder’s employment with the Company ends. Upon vesting, a holder of TVDS receives the original awarded shares plus additional shares of CDI common stock having a fair market value equal to the sum of the dividends that would have been paid on the original awarded shares during the vesting period had they been issued and outstanding during that period. Compensation cost on TVDS is based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight-line basis over the vesting period.

The following table summarizes the Company’s TVDS activity and related information for the years ended December 31, 2009, 2008 and 2007:

	Time Vested Deferred Stock	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life
Outstanding non-vested at December 31, 2006	73,697	$24.80
Granted	44,993	28.69
Vested	(14,942)	24.71
Cancelled	(6,726)	24.39
Outstanding non-vested at December 31, 2007	97,022	26.65
Granted	50,951	26.11
Vested	(20,178)	25.30
Cancelled	(12,156)	25.03
Outstanding non-vested at December 31, 2008	115,639	26.82
Granted	111,228	10.54
Vested	(43,341)	20.38
Cancelled	(1,119)	13.58
Outstanding non-vested at December 31, 2009	182,407	$18.50	2.3

As noted above, upon vesting, the Company awards additional shares to TVDS holders equivalent to the dollar amount of dividends that would have been earned on the TVDS awards had the shares been issued and outstanding. The following table shows the calculation of the number of shares equivalent to the dividend dollars outstanding at December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007
Total Dividends Outstanding (in dollars)	$142,126	$97,708	$63,173
Closing market price per share	$12.95	$12.94	$24.26
Equivalent shares at closing market price	10,975	7,551	2,604

Performance-Contingent Deferred Stock (“PCDS”)

PCDS awards are earned based on achievement of predetermined goals under the Omnibus Plan and generally vest over a two year period. The fair value of the awards is determined on the date of grant. If the Company determines the achievement of the performance conditions is probable, there will be charges to earnings on a straight-line basis over the vesting period. No awards were earned during 2009 or 2008. During 2007, the performance conditions were met, which resulted in 49,362 awards earned of which 19,008 vested in March 2009, 24,681 vested in March 2008 and 5,673 were cancelled.

Stock Purchase Plan (“SPP”)

Under the terms of the SPP, designated employees and non-employee directors have the opportunity to purchase shares of the Company’s common stock on a pre-tax basis. Employee participants use a portion of their annual bonus awards to purchase SPP units. Certain senior management personnel are required to participate by using 25% of their annual bonus awards to purchase SPP units and can elect participation for up to an additional 25%. Other employee participants can elect to use up to 25% of their annual bonus amount. Non-employee directors may participate by using some or all of their retainer fees to purchase SPP units. The Company makes a matching contribution of one SPP unit for every three SPP units purchased by a participant on a voluntary basis. Vesting of SPP units occurs over a period of three to ten years as chosen by the participant. There are 142,533 SPP units (including Company matching SPP units) accumulated as of December 31, 2009. The SPP units were determined using a weighted average market price of $18.40 per share.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 9 - Capital Stock

Changes in common shares issued and treasury shares for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
Shares issued
Beginning of year	21,361,408	21,300,352	20,975,230
Exercise of stock options	-	2,200	290,070
Exercise of stock appreciation rights	-	753	3,023
Performance-Contingent Deferred stock	13,125	15,736	-
Time-Vested Deferred stock	37,973	13,665	10,194
Restricted stock	-	20,000	9,500
Stock purchase plans	16,232	8,702	12,335
End of year	21,428,738	21,361,408	21,300,352
Treasury shares
Beginning of year	2,456,175	966,706	966,934
Repurchase of stock	-	1,489,469	-
Restricted stock forfeiture	-	-	(228)
End of year	2,456,175	2,456,175	966,706
Shares Outstanding	18,972,563	18,905,233	20,333,646

Note 10 - Basic and Diluted Earnings (Loss) Attributable to CDI Per Share (“EPS”) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the fiscal years ended December 31 2009, 2008 and 2007:

	2009	2008	2007
Basic
Average shares outstanding	18,941,804	19,895,148	20,221,492
Restricted shares issued not vested	(10,000)	(20,662)	(12,734)
	18,931,804	19,874,486	20,208,758
Diluted
Shares used for basic calculation	18,931,804	19,874,486	20,208,758
Dilutive effect of shares / units granted under Omnibus Stock Plan	-	44,805	113,684
Dilutive effect of units issuable under Stock Purchase Plan	-	89,959	54,092
	18,931,804	20,009,250	20,376,534

Outstanding employee shares and units granted under the Omnibus Stock Plan of 1,279,280, 887,712 and 624,408 shares were excluded from the computation of EPS for the years ended December 31, 2009, 2008 and 2007, respectively, because their effect would have been anti-dilutive.

Note 11- Income Taxes

Earnings (loss) from continuing operations before income taxes for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
United States	$1,688	$26,233	$36,423
Foreign	(21,099)	2,489	12,716
	$(19,411)	$28,722	$49,139

Income tax expense (benefit) from continuing operations for the years ended December 31, 2009, 2008 and 2007 was comprised of the following:

	Total	Federal	State	Foreign
2009
Current	$3,415	$2,304	$349	$762
Deferred	(2,907)	65	(1,341)	(1,631)
	$508	$2,369	$(992)	$(869)
2008
Current	$9,559	$8,413	$1,718	$(572)
Deferred	(252)	(280)	114	(86)
	$9,307	$8,133	$1,832	$(658)
2007
Current	$21,686	$16,876	$1,276	$3,534
Deferred	(4,375)	(4,818)	399	44
	$17,311	$12,058	$1,675	$3,578

The following table reconciles income tax expense based on the US statutory rate to the Company’s income tax expense related to continuing operations for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Income tax expense based on the US statutory rate	$(6,794)	$10,053	$17,199
Effect of charge related to OFT fine	4,314	-	-
Effect of charge related to DOJ investigation	1,307	-	-
State income taxes, net of federal tax benefit (1)	(751)	1,197	2,414
Permanent items	157	338	165
Tax exempt interest	(58)	(542)	(427)
Canadian Scientific Research and Experimental Development
("SRED") incentive program	-	(3,028)	(855)
Effect of foreign operations (1)	829	272	(232)
Net change in uncertain tax positions (1)	828	(151)	222
Adjustments to prepaid taxes, pertaining to prior years	-	1,185	-
Change in valuation allowance—Federal capital loss carryforwards	-	(189)	380
Change in valuation allowance—Federal foreign tax credits	115	-	-
Change in valuation allowance—State loss carryforwards	6	(195)	(1,523)
Change in valuation allowance—Foreign loss carryforwards	412	-	-
Other	143	367	(32)
	$508	$9,307	$17,311
(1)	2007 and 2008 have been reclassified to conform to the current year presentation.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Canadian SRED Tax Incentive

Prior to the third quarter of 2008, the Company recorded benefits from the Canadian SRED tax incentive program in the period its claims were approved by the Canadian government. The Company recorded benefits in this manner because of the uncertain nature of the claims process and related inability to reliably estimate the benefit from the Canadian SRED program. During the third quarter of 2008, the Company received approval from the Canadian government related to its claims for the 2005 and 2006 years. Based on these approvals, management concluded that it could reliably estimate the credits available before obtaining approval from the Canadian government. Consequently, the Company began accruing an estimate for the credit attributable to 2007 and 2008 in addition to the benefits recorded with respect to 2005 and 2006. The estimate related to prior years is separately disclosed in the 2008 rate reconciliation above. The amount related to 2008 of approximately $0.1 million is included as part of the effect of foreign operations. No credits were generated in 2009.

The tax effects of temporary differences that give rise to the Company’s deferred tax accounts as of December 31, 2009 and 2008 were as follows:

	2009	2008(1)
Deferred tax assets:
Accrued compensation	$8,467	$8,050
Reserves and accruals	3,083	2,917
Bad debts	2,125	2,129
Intangible asset amortization	-	827
Loss and credit carryforwards	8,389	4,948
Total gross deferred tax assets	22,064	18,871
Less: valuation allowance	(1,418)	(885)
Net total deferred tax assets	20,646	17,986
Deferred tax liabilities:
Deferral of revenues	(693)	(1,341)
Fixed asset depreciation	(3,674)	(2,407)
Intangible asset amortization	(305)	-
Other	(344)	(1,365)
Total deferred tax liabilities	(5,016)	(5,113)
Net deferred tax assets	$15,630	$12,873
(1)	2008 has been reclassified to conform to the current year presentation.

At December 31, 2009, there were state net operating losses aggregating approximately $89.8 million and foreign tax credits aggregating $0.9 million, which will expire in varying amounts from 2010 through 2029 and 2012 through 2019, respectively. At December 31, 2009 there were foreign net operating losses aggregating approximately $6.5 million, which can be carried forward indefinitely.

A valuation allowance has been established for the state net operating loss carry forwards, foreign net operating loss carry forwards and foreign tax credit carry forwards to reduce the assets to a level which, more likely than not, will be realized. Realization is dependent upon generating sufficient state taxable income, foreign taxable income and foreign source income, respectively, in the appropriate jurisdictions prior to the expiration of the carry forwards. In addition, the Company has considered available tax planning strategies as part of the establishment of the valuation allowances. The deferred tax asset considered realizable could be reduced if estimates of these amounts during the carry forward period are reduced.

At December 31, 2009, the Company had approximately $2,189 of total gross unrecognized tax benefits. The net unrecognized tax benefit of $1,563, if recognized, would impact the effective tax rate. The Company does not expect the amount of gross unrecognized tax benefits to significantly change in the next 12 months. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ending December 2009, 2008 and 2007 is as follows:

Gross unrecognized tax benefits upon adoption at January 1, 2007	$1,492
Additions for tax provisions of prior years	175
Reductions for settlements and payments	(108)
Gross unrecognized tax benefits at December 31, 2007	1,559
Additions based on tax positions related to the current year	333
Additions for tax provisions of prior years	37
Reductions for settlements and payments	(589)
Reductions due to statute expiration	(18)
Gross unrecognized tax benefits at December 31, 2008	1,322
Additions based on tax positions related to the current year	370
Additions for tax provisions of prior years	651
Reductions for settlements and payments	(154)
Gross unrecognized tax benefits at December 31, 2009	$2,189

The Company accounts for interest and penalties related to income tax matters in income tax expense. Approximately $533 of interest and penalties are accrued at December 31, 2009, $155 of which was recorded during 2009. The Company files a consolidated US federal income tax return and files state and foreign income tax returns in various jurisdictions as required. The US federal tax return is open for examination back to 2006. State and foreign income tax returns remain open for examination back to 2004 in major jurisdictions in which the Company operates.

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management’s intention to reinvest such earnings for the foreseeable future. At December 31, 2009, the undistributed earnings of the foreign subsidiaries amounted to approximately $42 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to US income taxes and foreign withholding taxes, offset by foreign tax credits.

Note 12 - Derivative Instruments

The Company’s reported financial condition and results of operations are exposed to the effects (both positive and negative) of fluctuating exchange rates when the financial results of interna -

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

tional operations, which are denominated in currencies other than the US dollar, are translated into US dollars. CDI’s exposure to foreign currency fluctuation risk relates primarily to its operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations.

The following table shows the effect of the foreign currency zero cost collar option contracts included in the Company’s consolidated statements of operations:

Effect of Derivative Instruments on the Consolidated Statements of Operations During the Year ended December 31, 2009

	Location of loss recognized in income on derivatives	Amount of loss recognized in income on derivatives during the year ended December 31, 2009
Derivatives not designated as hedging instruments
Foreign currency zero cost collar option contracts	Other income, net	$141

During 2009, the Company entered into zero cost collar option contracts (“options”) to hedge portions of its British pounds sterling and Canadian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and had a range of foreign exchange rates, which provided a hedge against foreign results that are translated at rates outside the range. These options did not have a premium. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses were reflected in current earnings, while the impact of translating the foreign based income into US dollars was recognized throughout the year. For the year ended December 31, 2009, the Company recorded a net loss of $141 related to these options, all of which was realized. All options matured prior to December 31, 2009. The net losses were recorded in other income, net in the consolidated statements of operations. The loss was calculated as the difference between the average spot rate for the period and the ceiling of the option, multiplied by the total local currency hedged. At December 31, 2009 there were no outstanding foreign exchange options and, therefore, no effect on the balance sheet.

During 2008, the Company entered into foreign exchange options to hedge portions of its British pounds sterling, Euros, Canadian dollar and Australian dollar currency forecasted earnings. The options were for various amounts in local currency and had a range of foreign exchange rates, which provided a hedge against foreign results that are translated at rates outside the range. These options did not have a premium. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses were reflected in current earnings, while the impact of translating the foreign based income into US dollars was recognized throughout the year. For the year ended December 31, 2008, the Company recorded a net gain of $1.1 million related to these options, all of which was realized. The net gains were recorded in other income, net in the consolidated statements of operations. At December 31, 2008 there were no outstanding foreign exchange options.

During 2007, the Company purchased foreign exchange options to hedge portions of its British pounds sterling, Euros and Canadian dollar currency forecasted earnings. The options were for various amounts in local currency. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses were reflected in earnings immediately while the impact of translating the foreign based income into US dollars was recognized throughout the year. For the year ended December 31, 2007, the Company recognized an immaterial loss. At December 31, 2007 there were no outstanding foreign exchange options.

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

In its decision, the OFT stated that it made a finding that Anders did violate the UK Competition Act of 1998 and imposed a fine of $12.3 million for the violations, which is non-tax deductible. The Company recorded a charge for the full amount of the fine in the third quarter of 2009. The Company is appealing the OFT decision. No payment has been made pending the outcome of the appeal and the reserve is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheet at December 31, 2009.

Investigation by the US Department of Justice

In August 2009, the Civil Division of the US Department of Justice (“DOJ”) notified the Company of potential claims against it under the US False Claims Act. The claims stem from alleged mischarging of time on certain federal government projects. The DOJ has alleged the total value of mischarged time could equal

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

$2.0 million. The US False Claims Act provides for treble damages as well as statutory penalties in the event a violation is ultimately determined. Based on the DOJ’s allegations, the statutory penalties could range from $1.7 million to $3.4 million. The Company, with assistance from outside legal counsel, is conducting a review of these allegations and is cooperating with the DOJ. The Company has established a reserve of $4.3 million as of December 31, 2009. The majority of this charge is not deductible for tax purposes and the reserve is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheet at December 31, 2009.

Other

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

Note 14 - Retirement Plans

Trusteed contributory and non-contributory defined contribution retirement plans have been established for the benefit of eligible employees. Costs of the plans are charged to earnings and are based on either a formula using a percentage of compensation or an amount determined by the Board of Directors. Charges to earnings for these retirement plans for the years ended December 31, 2009, 2008 and 2007 were $673, $2,380 and $2,598, respectively.

Note 15 - Lease Commitments and Other Contractual Obligations

Office facilities used for sales, recruitment, engineering, design, drafting and administrative functions are occupied under numerous leases that expire through 2019. In addition, there are leases for computers and office equipment.

Rental expenses and sublease proceeds for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Rental expense	$14,286	$14,187	$13,593
Sublease proceeds	401	190	43

For periods after December 31, 2009, approximate minimum annual rental payments under non-cancelable leases are presented in the table below.

	2010	2011	2012	2013	2014	Thereafter
Gross future mininum lease payments on non-cancelable leases	$10,920	$8,983	$7,113	$4,630	$2,611	$2,741
Future receipts from subleases	(598)	(598)	(597)	(448)	-	-
Future mininum lease payments on non-cancelable leases, net	$10,322	$8,385	$6,516	$4,182	$2,611	$2,741

The Company maintains a global master agreement with a large on-line job posting and search service for the benefit of its operating segments and MRI franchise network. At September 30, 2009, the Company amended the agreement from a three year term to a four year term, extending the minimum payments for the last two years over a three year period. As a result of this amendment, the aggregate minimum payments remaining for the years ended 2010 and 2011 are $1,080 and $2,300, respectively.

Note 16 - Related Party Transactions

The Company obtains legal services from a law firm whose chairman is a member of the Company’s Board of Directors. Total disbursements to the law firm relating to these items aggregated approximately $0.8 million, $0.9 million and $0.8 million in 2009, 2008 and 2007, respectively.

The former President of the Company’s subsidiary, MRI, owned a 25% indirect interest in MRI Worldwide Network, Limited, MRI’s former UK based principal international master franchisee. MRI terminated this master franchise in January, 2009. At December 31, 2008, amounts due from MRI Worldwide Network, Limited amounted to $0.7 million, which were past due as a result of operating and managerial issues at the master franchisee. The Company recorded a provision of $0.7 million relating to this matter in the Company’s consolidated financial statements during 2008 and wrote off the amount due of $0.7 million in 2009.

In October 2008, the Company purchased 71,797 shares of the Company’s common stock from a son of the Company’s Chairman for $0.9 million, which was at the closing market price on the date of the transaction.

Note 17 - Joint Ventures

CDI-Pycopsa

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

As of December 31, 2009, the Company owned an 83% interest in the joint venture and Pycopsa owned a 17% interest in the joint venture. Since the beginning of operations on June 1, 2009, the joint venture had a pre-tax loss of $99 for the seven months ended December 31, 2009.

Beginning on June 1, 2009, the results of operations of the joint venture are included in the Company’s consolidated statements

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

of operations, under the provisions of guidance now codified as FASB ASC Topic 810, Consolidation. The Company disclosed the $141 noncontrolling interest of Pycopsa in the joint venture as a separate line item in the equity section of its consolidated balance sheet and eliminated earnings or losses attributable to the noncontrolling interest in its consolidated statements of operations.

CDI Gulf International (“CGI”)

In June 2008, the Company and another engineering firm formed a joint venture called CGI, in which the Company owns a 49% interest. As part of the initial agreement, the Company invested $4.1 million in CGI in December 2008. The Company accounted for the payment as an initial investment in a non-consolidated subsidiary. The total value of the investment at December 31, 2009 is $2.1 million, which is included in “Other non-current assets” in the consolidated balance sheet.

During 2009 and 2008, the Company incurred a $1.4 million and a $0.4 million loss in the joint venture, respectively. Net foreign exchange translation differences in 2009 and 2008 decreased the value of the investment asset by $0.1 million and $0.1 million, respectively.

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

At December 31, 2009, $0.3 million of the remaining asset is included in “Prepaid expenses and other assets” and $0.3 million is included in “Other non-current assets” in the consolidated balance sheet.

Note 18—Reporting Segments

On January 1, 2007, the Company operated through five reporting segments: CDI Engineering Solutions (“ES”), Management Recruiters International (“MRI”), CDI AndersElite (“Anders”), Todays Staffing (“Todays”) and CDI IT Solutions (“ITS”). As discussed in Note 7—Discontinued Operations, the Company sold its Todays business segment on September 28, 2007. Since September 30, 2007, the Company has operated through four reporting segments: ES, MRI, Anders and ITS.

ES reports on three verticals, reflecting the decision in the second quarter of 2008 to re-align the management and operations of the CDI-Life Sciences vertical into the CDI-Process & Industrial vertical. As such, ES operates through the following three key verticals:

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

MRI is a global franchisor that does business as MRINetwork® and provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers. The MRI franchisees provide permanent placement services primarily under the brand names Management Recruiters®, Sales Consultants®, CompuSearch® and OfficeMates 5®. MRI also provides training, implementation services and back-office services to enable franchisees to pursue staffing opportunities.

Anders provides contract and permanent placement candidates to customers in the infrastructure environment seeking staff in building, construction and related professional services through a network of Company offices. The Company maintains offices in the UK and Australia, though many candidates that Anders places in the UK are recruited from around the world.

ITS provides a variety of information technology (“IT”) related services to its customers, which are primarily large and mid-sized customers with significant IT requirements and/or the need to augment their own staff on a flexible basis. Services include staffing augmentation, permanent placement, outsourcing (both on-site, under the customer’s supervision, and off-site) and consulting. During 2009 and 2008, one ITS customer accounted for approximately 16% and 10% of the Company’s

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

consolidated revenue. In 2007, no single customer accounted for 10% or more of consolidated revenue.

For purposes of business segment performance measurement, the Company charges certain expenses directly attributable to the segments and allocates certain expenses and support costs. Support costs consist principally of employee benefit administration, accounting support, IT services and shared service center costs. Identifiable assets of the business segments exclude corporate assets, which principally consist of cash and certain prepaid expenses, non-trade accounts receivable, deferred tax assets attributable to the ITS and ES segments, property and equipment and other assets.

Operating segment data is presented in the table below:

	2009	2008	2007
Revenue:
ES	$483,755	$603,223	$614,522
MRI	53,975	74,703	77,950
Anders	103,292	213,535	253,922
ITS	243,928	227,136	240,905
Total revenue	$884,950	$1,118,597	$1,187,299
Operating profit (loss):
ES	$5,360	$27,069	$35,508
MRI	2,306	9,923	15,775
Anders	(17,794)	3,917	12,378
ITS	6,513	2,320	3,113
Corporate	(15,877)	(18,277)	(19,938)
	(19,492)	24,952	46,836
Less equity in losses from affiliated companies	1,357	406	-

Total operating profit (loss)	(18,135)	25,358	46,836
Equity in losses from affiliated companies	(1,357)	(406)	-
Other income (expense), net	81	3,770	2,303
Earnings before income taxes from continuing operations	$(19,411)	$28,722	$49,139

The following table reconciles the amount of revenue and operating profit reported for the 2007 year to the revised amounts as shown above:

	2007
	Amounts previously reported	Reclassifications	As Revised
Revenue:
ES	$617,385	$(2,863)	$614,522
ITS	238,042	2,863	240,905
	$855,427	$-	$855,427

	Amounts previously reported	Reclassifications	As Revised
Operating profit (loss):
ES	$36,069	$(561)	$35,508
ITS	2,552	561	3,113
	$38,621	$-	$38,621

Inter-segment activity is not significant. Therefore, revenues reported for each operating segment are substantially all from external customers. Total depreciation and amortization by segment is presented in the table below:

	2009	2008	2007
Depreciation and amortization:
ES	$5,489	$5,661	$4,884
MRI	431	508	421
Anders	956	1,122	1,548
ITS	658	1,164	1,252
Corporate	3,673	3,448	2,808
	$11,207	$11,903	$10,913

Segment asset data is presented in the table below:

	2009	2008	2007
Assets:
ES(1)	$127,213	$150,232	$136,011
MRI	26,495	27,820	34,809
Anders	39,306	44,918	71,795
ITS	71,230	60,099	50,586
Corporate	110,790	100,130	156,857
	$375,034	$383,199	$450,058

(1)	ES assets in 2009 and 2008 include $2,132 and $3,705, respectively, of investments in joint ventures accounted for using the equity method.

Capital expenditure data by segment is presented in the table below:

	2009	2008	2007
Purchases of property and equipment:
ES (1)	$2,012	$7,828	$3,325
MRI	38	107	296
Anders	277	609	1,644
ITS	1,371	531	519
Corporate	2,288	4,145	2,057
	$5,986	$13,220	$7,841
(1)	ES purchases of property and equipment in 2008 include $3,084 of property and equipment purchased in the acquisition of TK Engineering.

The Company is domiciled in the US and its segments (other than Anders) operate primarily in the US and Canada. Revenue attributable to foreign countries is determined based on the domiciled country of the customer. Revenues and fixed assets by geographic area for the years ended December 31, 2009, 2008 and 2007 are presented in the tables below:

	2009	2008	2007
Revenue:
US	$693,758	$773,855	$812,159
UK	101,640	206,788	247,542
Canada	80,097	105,164	94,768
Other	9,455	32,790	32,830
	$884,950	$1,118,597	$1,187,299

	2009	2008	2007
Property and equipment:
US	$26,051	$30,183	$28,373
UK	2,609	2,888	4,578
Canada	509	740	957
Other	389	163	244
	$29,558	$33,974	$34,152

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CDI Corp.:

We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CDI Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania March 2, 2010

Quarterly Results (Unaudited)

The following is a summary of quarterly financial information for fiscal 2009 and 2008 (in thousands, except per share data):

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$228,652	$215,426	$223,673	$217,199	$884,950
Gross profit	47,427	44,279	43,891	40,967	176,564
Operating and administrative expenses (1),(2)	48,078	43,751	55,464	47,406	194,699
Operating profit (loss)	(651)	528	(11,573)	(6,439)	(18,135)
Equity in losses from affiliated companies	(302)	(279)	(278)	(498)	(1,357)
Earnings (loss) before income taxes	(694)	106	(11,902)	(6,921)	(19,411)
Net earnings (loss)	(920)	56	(12,182)	(6,873)	(19,919)
Net earnings (loss) attributable to CDI	(920)	59	(12,172)	(6,869)	(19,902)
Diluted earnings (loss) per share:
Net earnings (loss)	(0.05)	0.00	(0.64)	(0.36)	(1.05)

(1)	Third quarter operating and administrative expenses includes a $12.3 million charge associated with the fine imposed by the United Kingdom’s Office of Fair Trading.
(2)	The fourth quarter operating and administrative expenses includes a $4.3 million charge associated with the US Department of Justice investigation

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$293,880	$289,211	$281,865	$253,641	$1,118,597
Gross profit	71,255	67,582	62,586	54,024	255,447
Operating and administrative expenses	60,292	56,826	55,766	57,205	230,089
Operating profit (loss)	10,963	10,756	6,820	(3,181)	25,358
Equity in losses from affiliated companies	-	-	-	(406)	(406)
Earnings (loss) from continuing operations	7,924	6,979	8,126	(3,614)	19,415
Net earnings (loss)	7,924	6,979	8,126	(3,614)	19,415
Diluted earnings (loss) per share:
Net earnings (loss)	0.39	0.34	0.41	(0.19)	0.97

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited and issued its report on effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which report is included herein.

(c)	Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CDI Corp.:

We have audited CDI Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CDI Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CDI Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CDI Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 2, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 2, 2010

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 for common shares of the Company that may be issued under the CDI Corp. 2004 Omnibus Plan (“the Omnibus Plan”). It also includes information related to the CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors (“the Stock Purchase Plan”). Both of these equity compensation plans have been approved by the Company’s shareholders. See Note 8—Stock-Based Compensation, in the notes to the consolidated financial statements, for further information related to these equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
	A	B		C
Equity compensation plans approved by security holders (a)	699,464	$21.86	(b)	1,730,220
Equity compensation plans not approved by security holders	-	-		-
Total	699,464	$21.86		1,730,220

(a)	The number of securities in column A includes 131,206 units awarded to participants in the Stock Purchase Plan. Upon vesting, participants in the plans are entitled to receive an equal number of shares of CDI common stock.

At December 31, 2009, 45,239 shares would have been issuable to participants upon exercise of Stock Appreciation Rights (SARs) under the Omnibus Plan. Holders of SARs can, upon vesting, receive shares of CDI common stock having a value equal to any appreciation in the market price of the stock on the date of exercise over the market price on the date of grant. Based on the market price of CDI common stock on December 31, 2009 of $12.95, the market price exceeded the exercise price for 169,643 SARs of the 585,647 SARs granted under the Omnibus Plan. The weighted average appreciation of these SARs was $3.45.

At December 31, 2009, 340,612 shares would have been issuable to participants upon exercise of stock options under the Omnibus Plan. Holders of stock options can, upon vesting of the options, purchase shares of CDI common stock at an exercise price which is equal to the market price on the grant date. At December 31, 2009, all stock options had exercise prices below the market price of CDI common stock and therefore, no shares would be expected to be issued in connection with the exercise of stock options.

At December 31, 2009, 182,407 shares of Time-Vested Deferred Stock (TVDS) were outstanding and held by various employees and directors. For most employees, the shares of TVDS vest 20% per year on the first five anniversaries of the date of grant, and TVDS will generally be forfeited prior to vesting if the holder’s employment with the company ends.

For directors, the shares of TVDS vest on the third anniversary of the date of grant.

(b)	The weighted average exercise price relates to outstanding stock options and SARs. Not included in the calculation of the weighted average exercise price were shares of CDI common stock issued under the Stock Purchase Plan and shares of TVDS.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2009 and 2008, the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years ended December 31, 2009, 2008 and 2007, the footnotes thereto, and the reports of KPMG LLP, independent registered public accounting firm, are filed herewith.

(b)	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation of the Registrant, as amended effective December 12, 2007	10-K	001-05519	3.1	03/07/08
3.2	Bylaws of the Registrant, as amended effective December 11, 2007.	10-K	001-05519	3.2	03/07/08
10.1	Credit Agreement dated February 28, 2007 among the Registrant and JPMorgan Chase Bank, N.A.	10-Q	001-05519	10.32	05/07/07
10.2	First Amendment to Credit Agreement signed on February 27, 2008 by JP Morgan Chase Bank, N.A. and the Registrant (along with certain of its subsidiaries)	10-Q	001-05519	10.1	05/09/08
10.3	Amended and Restated Credit Agreement dated as of November 10, 2008 among JP Morgan Chase Bank, N.A., the Registrant and certain of its subsidiaries	10-K	001-05519	10.3	03/11/09
10.4	Purchase Agreement, dated September 19, 2007, by and among CDI Corporation, Spherion Atlantic Enterprises, LLC, Spherion Corporation, and, for the limited purposes set forth therein, Todays Staffing, Inc.	8-K	001-05519	2.1	09/24/07
10.5	Technical Services Statement of Work between CDI Corporation and International Business Machines Corporation effective as of June 28, 2008 relating to the “Core” businesses	10-Q	001-05519	10.2	08/08/08
10.6	Predominant Supplier Attachment to the Technical Services Statement of Work between CDI Corporation and International Business Machines Corporation effective as of July 1, 2008 for the Integrated Technology Delivery business	10-Q	001-05519	10.3	08/08/08
10.7*	CDI Corp. 2004 Omnibus Stock Plan, as adopted in 2004	Def. Proxy Stmt. (14A)	001-05519	Appendix A	04/21/04
10.8*	First Amendment to CDI Corp. 2004 Omnibus Stock Plan, effective as of December 31, 2008	10-K	001-05519	10.8	03/11/09
10.9*	CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, as amended and restated effective in 2004	Def. Proxy Stmt. (14A)	001-05519	Appendix C	04/21/04

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.10*	Amendment to the CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, effective as of December 31, 2008	10-K	001-05519	10.3	03/11/09
10.11*	CDI Corporation Deferred Compensation Plan	10-K	001-05519	10.e	03/31/05
10.12*	Executive Severance Program applicable to executive officers of the Registrant	10-K	001-05519	10.12	03/11/09
10.13*	Executive Stock Purchase Opportunity Program approved by the Board of Directors of the Registrant on March 9, 2006	8-K	001-05519	10.1	03/15/06
10.14*	Employment Agreement dated October 1, 2001, between Registrant and Roger H. Ballou	10-K	001-05519	10.14	03/11/09
10.15*	Employment Agreement dated August 11, 2005, between Registrant and Roger H. Ballou	10-Q	001-05519	10.a	11/08/05
10.16*	Employment Agreement, dated as of January 1, 2008 and entered into on December 21, 2007, between Registrant and Roger H. Ballou	8-K	001-05519	10.1	12/28/07
10.17*	Amendment to Employment Agreement between Roger H. Ballou and the Registrant, effective as of April 1, 2008	10-Q	001-05519	10.2	05/09/08
10.18*	Offer letter dated August 26, 2005 and Employment Agreement dated September 6, 2005 between CDI Corporation and Mark Kerschner	10-Q	001-05519	10.b	11/08/05
10.19*	Form of Stock Appreciation Rights Agreement	8-K	001-05519	10.1	06/06/05
10.20*	Form of Time-Vested Deferred Stock Agreement	8-K	001-05519	10.2	06/06/05
10.21*	Form of Performance-Contingent Deferred Stock Agreement	8-K	001-05519	10.3	06/06/05
10.22*	Form of Stock Appreciation Rights Agreement	8-K	001-05519	10.1	06/30/06
10.23*	Form of Time-Vested Stock Agreement	8-K	001-05519	10.2	06/30/06
10.24*	Form of Performance-Contingent Deferred Stock Agreement	8-K	001-05519	10.3	06/30/06
10.25*	Summary of Terms of Stock Appreciation Rights and Deferred Stock awarded to Joseph R. Seiders and Cecilia J. Venglarik on February 15, 2005	10-Q	001-05519	10.b	05/10/05
10.26*	Changes to the Directors’ Compensation Arrangements, approved by the Board of Directors on June 11, 2007 and effective on July 18, 2007	10-Q	001-05519	10	08/03/07
10.27*	Form of Director’s Time-Vested Deferred Stock Award	10-Q	001-05519	10.a	11/07/07

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.28*	Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison	10-K	001-05519	10.3	03/11/09
10.29*	2008 Executive Incentive Program applicable to the executive officers of the Registrant	10-Q	001-05519	10.3	05/09/08
10.30*	Form of Performance-Contingent Deferred Stock Agreement for executive officers	10-Q	001-05519	10.1	08/08/08
10.31*	2009 Executive Incentive Program applicable to the executive officers of the Registrant	10-Q	001-05519	10.1	05/08/09
10.32*	Form of 2009 Performance-Contingent Deferred Stock Agreement for executive officers of the Registrant	10-Q	001-05519	10.2	05/08/09
10.33*	Amendment to Employment Agreement between CDI Corp. and Roger H. Ballou signed on May 13, 2009	10-Q	001-05519	10.1	08/06/09
10.34*	Employment Agreement between CDI Corporation and Brian D. Short effective March 16, 2009, and offer letter dated February 11, 2009 from CDI Corporation to Brian D. Short	10-Q	001-05519	10.2	08/06/09
10.35*	Consulting and Non-Competition Agreement and Release and Waiver of Claims dated October 8, 2009 between Registrant and Cecilia J. Venglarik	10-Q	001-05519	10.1	11/05/09
10.36	First Amendment dated October 19, 2009 to Credit Agreement dated November 10, 2008 signed by JP Morgan Chase Bank, N.A. and the Registrant (along with certain of its subsidiaries)					X
10.37*	Policy on Cash Bonus Awards and Equity Awards “Clawback”					X
21	List of Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Constitutes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDI Corp.
By: /s/	Roger H. Ballou
Roger H. Ballou
President and Chief Executive Officer
Date: March 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/	Roger H. Ballou	By: /s/	Michael J. Emmi	By: /s/	Ronald J. Kozich
	Roger H. Ballou		Michael J. Emmi		Ronald J. Kozich
	President, Chief		Director		Director
	Executive Officer and Director		Date: March 2, 2010		Date: March 2, 2010
(Principal Executive Officer)
	Date: March 2, 2010	By: /s/	Walter R. Garrison	By: /s/	Barton J. Winokur
			Walter R. Garrison		Barton J. Winokur
By: /s/	Mark A. Kerschner		Director		Director
	Mark A. Kerschner		Date: March 2, 2010		Date: March 2, 2010
Executive Vice President
	And Chief Financial Officer	By: /s/	Lawrence C. Karlson	By: /s/	Albert E. Smith
	(Principal Financial and		Lawrence C. Karlson		Albert E. Smith
	Accounting Officer)		Director		Director
	Date: March 2, 2010		Date: March 2, 2010		Date: March 2, 2010