Form 10-Q
period 2010-03-31
CDI CORP
filed 2010-05-06
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 30, 2010 was as follows:

Common stock, $.10 par value per share	19,006,300 shares
Class B common stock, $.10 par value per share	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$ 76,258	$ 73,528
Accounts receivable, less allowance for doubtful accounts of $6,633 - March 31, 2010; $6,887 - December 31, 2009	180,757	176,677
Prepaid expenses and other current assets	7,265	6,363
Prepaid income taxes	1,857	2,114
Deferred income taxes	5,862	6,015

Total current assets	271,999	264,697
Property and equipment, net	29,000	29,558
Deferred income taxes	9,208	9,615
Goodwill and other intangible assets	59,595	60,914
Other non-current assets	9,605	10,250

Total assets	$ 379,407	$ 375,034

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$ 1,730	$ 2,843
Accounts payable	26,362	25,176
Withheld payroll taxes	3,572	1,063
Accrued compensation and related expenses	34,420	28,435
Other accrued expenses and other current liabilities	29,588	29,676

Total current liabilities	95,672	87,193
Deferred compensation and other non-current liabilities	12,476	12,945

Total liabilities	108,148	100,138

Commitments and Contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 21,462,445 shares - March 31, 2010; 21,428,738 shares - December 31, 2009	2,146	2,143
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	58,015	57,577
Retained earnings	266,554	269,225
Accumulated other comprehensive loss	(3,314)	(1,824)
Less common stock in treasury, at cost - 2,456,175 shares - March 31, 2010 and December 31, 2009	(52,366)	(52,366)

Total CDI shareholders’ equity	271,035	274,755
Noncontrolling interest	224	141

Total shareholders’ equity	271,259	274,896

Total liabilities and shareholders’ equity	$ 379,407	$ 375,034

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue	$ 209,940	$ 228,652
Cost of services	168,433	181,225

Gross profit	41,507	47,427
Operating and administrative expenses	40,892	48,078

Operating profit (loss)	615	(651)
Other income, net	52	259
Equity in losses from affiliated companies	(351)	(302)

Earnings (loss) before income taxes	316	(694)
Income tax expense	500	226

Net loss	(184)	(920)
Less: income attributable to the noncontrolling interest	7	—

Net loss attributable to CDI	$ (191)	$ (920)

Basic net earnings (loss) attributable to CDI per share	$ (0.01)	$ (0.05)

Diluted net earnings (loss) attributable to CDI per share	$ (0.01)	$ (0.05)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Common stock
Beginning of period	$2,143	$2,136
Time-vested deferred stock, stock appreciation rights and restricted stock	3	3

End of period	$2,146	$2,139

Additional paid-in-capital
Beginning of period	$57,577	$54,377
Stock-based compensation	438	1,291
Tax benefit (shortfall) from stock plans	—	(275)

End of period	$58,015	$55,393

Retained earnings
Beginning of period	$269,225	$298,981
Net loss attributable to CDI	(191)	(920)
Dividends paid to shareholders	(2,480)	(2,465)

End of period	$266,554	$295,596

Accumulated other comprehensive income (loss)
Beginning of period	$(1,824)	$(11,743)
Translation adjustments	(1,490)	(1,766)

End of period	$(3,314)	$(13,509)

Treasury stock
Beginning of period	$(52,366)	$(52,366)

End of period	$(52,366)	$(52,366)

Noncontrolling interest
Beginning of period	$141	$—
Contribution from the noncontrolling interest owners	72	—
Translation adjustments	4	—
Net earnings attributable to noncontrolling interest	7	—

Total	$224	$—

Comprehensive loss
Net loss attributable to CDI	$(191)	$(920)
Translation adjustments attributable to CDI	(1,494)	(1,766)

Comprehensive loss attributable to CDI	(1,685)	(2,686)
Net income attributable to noncontrolling interest	7	—
Translation adjustments attributable to noncontrolling interest	4	—

Comprehensive income attributable to noncontrolling interest	11	—

Total	$(1,674)	$(2,686)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended, March 31,
	2010	2009
Operating activities:
Net loss	$ (184)	$ (920)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	2,408	2,759
Amortization	146	135
Deferred income taxes	560	454
Equity in losses of affiliated companies	351	302
Stock-based compensation	713	765
Foreign currency options	—	(133)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,692)	(2,938)
Prepaid expenses and other current assets	(960)	1,171
Accounts payable	1,169	388
Accrued expenses and other current liabilities	9,376	8,457
Income taxes receivable/payable	257	(1,449)
Other assets, non-current liabilities and other	(520)	710

Net cash provided by operating activities	8,624	9,701

Investing activities:
Additions to property and equipment	(2,023)	(1,721)
Reacquired franchise rights	(285)	—
Other	26	196

Net cash used in investing activities	(2,282)	(1,525)

Financing activities:
Dividends paid to shareholders	(2,480)	(2,465)
Cash overdraft	(1,113)	(733)
Contribution to joint venture by noncontrolling interest	72	—

Net cash used in financing activities	(3,521)	(3,198)

Effect of exchange rate changes on cash	(91)	(720)

Net increase in cash and cash equivalents	2,730	4,258
Cash and cash equivalents at beginning of period	73,528	61,761

Cash and cash equivalents at end of period	$ 76,258	$ 66,019

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$ (231)	$ 889

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of CDI Corp. (“CDI” or “the Company”) are unaudited. The balance sheet as of December 31, 2009 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2009, as included in the Company’s Form 10-K filed on March 2, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period information has been reclassified to conform to the current period presentation.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the related underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, legal contingencies and assumptions used in the calculations of income taxes. These estimates and assumptions are based on management’s estimates and judgment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Tight credit markets, volatile foreign currency and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results will differ, and could differ significantly, from these estimates. Results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the full year.

2.	Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2010-06 Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

3.	Fair Value Disclosures

The Company is exposed to risks associated with foreign currency fluctuations. The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations, as well as the Company’s investment in the net assets related to these operations. The Company engaged in hedging activities with respect to certain of its foreign operations in 2009, but did not in 2010. See Note 4 – Derivative Instruments for additional information related to these hedging activities.

The Company maintains a nonqualified Deferred Compensation Plan for highly compensated employees. The assets of the plan are held in the name of CDI at a third party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The current portion of plan assets are recorded in prepaid expenses and other current assets and the related liability amounts are recorded in other accrued expenses and other current liabilities, while the long-term portion of plan assets are recorded in other non-current assets and the related liability amounts are recorded in deferred compensation and other non-current liabilities in the consolidated balance sheets.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The following tables outline, by major category, the assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

Fair Value Measurements At March 31, 2010 Using
Description	Fair Value Measurements at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid expenses and other current assets
Mutual funds included in deferred compensation plan(1)	$ 745	$ 745	$ —	$ —
Other non-current assets
Mutual funds included in deferred compensation plan(2)	6,418	6,418	—	—

Total assets	$ 7,163	$ 7,163	$ —	$ —

(1)	Included in other accrued expenses and other current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

(2)	Included in deferred compensation and other non-current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

Fair Value Measurements At December 31, 2009 Using
Description	Fair Value Measurements at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds included in deferred compensation plan(1)	$ 6,870	$ 6,870	$ —	$ —

Total assets	$ 6,870	$ 6,870	$ —	$ —

(1)	Included in deferred compensation and other non-current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

4.	Derivative Instruments

The Company’s reported financial condition and results of operations are exposed to the effects (both positive and negative) of fluctuating exchange rates when the financial statements of international operations, which are denominated in currencies other than the US dollar, are translated into US dollars. CDI’s exposure to foreign currency fluctuation risk relates primarily to its operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations, as well as the Company’s investment in the net assets related to these operations.

To mitigate this foreign exchange rate risk, in the first quarter of 2009, the Company entered into zero cost collar option contracts (“options”) to hedge portions of its British pounds sterling and Canadian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and had a range of foreign exchange rates, which provided a hedge against foreign results translated at rates outside the range. These options did not have a premium and the options expired during 2009. These instruments were accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses were reflected in current earnings, while the impact of translating the foreign based income into US dollars was recognized throughout the year. The Company did not enter into any option contracts in 2010.

For the three months ended March 31, 2009, the Company recorded a net gain of $167 related to these options, consisting of a realized gain of $34 and an unrealized gain of $133. The net gains were recorded in other income, net in the consolidated statements of operations. The gain was calculated as the difference between the average spot rate for the period and the ceiling of the option,

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

multiplied by the total local currency hedged. The notional principal of the options at March 31, 2009 was $4.4 million, when converted to US dollars. If all counterparties failed to perform according to the terms of the option contracts, based on the March 31, 2009 currency exchange rates, the Company’s exposure to potential accounting loss on these contracts would have been approximately $133.

The following table shows the total fair value of the foreign currency zero cost option contracts included in the Company’s consolidated balance sheets:

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value Three Months Ended March 31,		Balance Sheet Location	Fair Value Three Months Ended March 31,
		2010	2009		2010	2009
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency zero cost option contracts	Prepaid expenses and other current assets	$—	$176	Other accrued expenses and other current liabilities	$—	$43

The following table shows the effect of the foreign currency zero cost option contracts included in the Company’s consolidated statements of operations:

	Effect of Derivative Instruments on the Consolidated Statement of Operations
	Location of gain recognized in income on derivatives	Amount of gain recognized in income on derivatives Three Months Ended March 31,
		2010	2009
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency zero cost option contracts	Other income, net	$ —	$ 167

5.	Goodwill and Other Intangible Assets

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

During the first quarter of 2009, the Company observed deterioration in its business environment and the Company’s stock price declined, causing the Company’s market capitalization to be below its book value at March 31, 2009. These adverse changes were determined to be a triggering event, which indicated that a potential impairment may have occurred. Based on the results of the first step of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets as of March 31, 2009.

As of July 1, 2009, the Company performed its annual impairment testing. Based on the results of the first step of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets as of July 1, 2009. All of the Company’s reporting units had fair values substantially in excess of their carrying value after completion of the first step, except for Anders, which had an excess of approximately 5%. In addition, there were no triggering events subsequent to July 1, 2009 that required additional testing. Goodwill in the Anders reporting unit was $18.2 million as of March 31, 2010. The Company will continue to closely monitor the recoverability of its goodwill and other indefinite-lived intangible assets.

In July 2008, the Company acquired certain assets of TK Engineering. As part of the purchase price allocation, the Company recorded intangible assets of $8.1 million for a customer relationship, which is being amortized on a straight-line basis over the 15 year useful life of the asset, and $6.1 million for goodwill, which is not amortized, but instead is subject to annual impairment testing as described above.

In December 2009 and January 2010, the Company reacquired certain franchise rights. The Company recorded intangible assets of $150 in December and $285 in January, which are being amortized on a straight-line basis over their ten year useful lives.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The following table summarizes the changes in the Company’s carrying value of goodwill and other intangible assets by reporting segment from December 31, 2009 to March 31, 2010:

	December 31, 2009 Net Balance	Additions	Amortization	Translation and Other Adjustments	March 31, 2010 Net Balance
Goodwill
CDI - Enginering Solutions (“ES”)(1)	$22,160	$—	$—	$—	$22,160
CDI - AndersElite (“Anders”)	19,472	—	—	(1,295)	18,177
Management Recruiters International (“MRI”)(1)	9,632	—	—	(163)	9,469

Total goodwill	51,264	—	—	(1,458)	49,806
Other intangible assets
Trademarks - MRI	2,165	—	—	—	2,165
Reacquired franchise rights - MRI	150	285	(11)	—	424
Customer relationship - ES(2)	7,335	—	(135)	—	7,200

Total goodwill and other intangible assets	$60,914	$285	$(146)	$(1,458)	$59,595

(1)	The ES and MRI net goodwill balances at December 31, 2009 include impairment charges of $15,171 and $6,230, respectively, which were taken in 2002 upon the Company’s adoption of guidance now codified as FASB ASC 380-20, Goodwill.

(2)	The ES net customer relationship balance at December 31, 2009 and March 31, 2010 includes accumulated amortization of $765 and $900, respectively.

6.	Earnings (Loss) Attributable to CDI Per Share

Both basic and diluted earnings (loss) attributable to CDI per share for all periods are calculated based on the reported earnings (loss) attributable to CDI in the Company’s consolidated statements of operations.

On February 26, 2008, CDI’s Board of Directors approved the repurchase of up to $50 million of the Company’s outstanding common stock. Repurchases may be made from time to time depending upon the Company’s share price and other relevant factors. Repurchases may be made in the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares and the Company may terminate the repurchase program at any time. During the three months ended March 31, 2010, the Company did not repurchase any common stock.

The number of common shares used to calculate basic and diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009 was determined as follows:

	Three Months Ended March 31,
	2010	2009
Basic
Average shares outstanding	18,979,475	18,912,863
Restricted shares issued not vested	—	(10,000)

	18,979,475	18,902,863

Diluted
Shares used for basic calculation	18,979,475	18,902,863
Dilutive effect of shares / units granted under Omnibus Stock Plan	—	—
Dilutive effect of units issuable under Stock Purchase Plan	—	—

	18,979,475	18,902,863

Outstanding awards granted under both the Omnibus Stock Plan and the Stock Purchase Plan of 1,283,976 and 1,287,738 shares were excluded from the computation of EPS for the three months ended March 31, 2010 and 2009, respectively, because their effect would have been anti-dilutive.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

7.	Income Taxes

The Company calculates an effective income tax rate each quarter based upon forecasted annual income by jurisdiction, statutory tax rates and other tax-related items. The impact of discrete items is recognized in the interim period in which they occur.

The effective tax rate for the three months ended March 31, 2010 was 158.2%. The effective income tax rate was unfavorably impacted primarily by adjustments to deferred tax assets and related tax expense for previously issued and unexercised stock options that expired during the quarter, as well as other valuation differences for stock awards.

The effective tax rate for the three months ended March 31, 2009 was (32.6)%. The tax rate for the quarter was unfavorably impacted by an increase related to uncertain tax positions and an adjustment to income taxes payable, projected losses in foreign jurisdictions on which no tax benefit has been provided and a larger percentage of projected annual income being subject to US and state taxes.

8.	Commitments, Contingencies and Legal Proceedings

Commitments

The Company maintains a global master agreement with a large on-line job posting and search service for the benefit of its operating segments and MRI franchise network. At September 30, 2009, the Company amended the agreement from a three year term to a four year term, extending the minimum payments for the last two years over a three year period. At March 31, 2010, the aggregate minimum payments remaining for the years ended 2010 and 2011 are $989 and $2,300, respectively.

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

UK Office of Fair Trading Decision

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

In its decision, the OFT stated that it made a finding that Anders did violate the UK Competition Act of 1998 and imposed a fine of $12.3 million for the violations, which is non-tax deductible. The Company recorded a charge for the full amount of the fine in the third quarter of 2009. The Company is appealing the OFT decision. No payment has been made pending the outcome of the appeal and the reserve is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheets at December 31, 2009 and March 31, 2010.

Investigation by the US Department of Justice

In August 2009, the Civil Division of the US Department of Justice (“DOJ”) notified the Company of potential claims against it under the US False Claims Act. The claims stem from alleged mischarging of time on certain federal government projects. The DOJ has alleged the total value of mischarged time could equal $2.0 million. The US False Claims Act provides for treble damages as well as statutory penalties in the event a violation is ultimately determined. Based on the DOJ’s allegations, the statutory penalties could range from $1.7 million to $3.4 million. The Company, with assistance from outside legal counsel, is conducting a review of these allegations and is cooperating with the DOJ. The Company established a reserve of $4.3 million as of December 31, 2009. The majority of this charge is not deductible for tax purposes and the reserve is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheets at December 31, 2009 and March 31, 2010.

9.	Reporting Segments

The Company has four reporting segments: CDI Engineering Solutions (“ES”), Management Recruiters International (“MRI”), CDI AndersElite (“Anders”) and CDI Information Technology Solutions (“ITS”).

ES operates through the following three key verticals:

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

ITS provides a variety of information technology (“IT”) related services to its customers, which are primarily large and mid-sized customers with significant IT requirements and/or the need to augment their own staff on a flexible basis. Services include staffing augmentation, permanent placement, outsourcing (both onsite, under the customer’s supervision, and offsite) and consulting.

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

Segment data is presented in the following table:

	Three Months Ended March 31,
	2010	2009
Revenue:
ES	$109,704	$128,555
MRI	14,362	14,621
Anders	21,552	28,034
ITS	64,322	57,442

	$209,940	$228,652

Operating profit (loss):
ES	$1,470	$3,449
MRI	1,431	4
Anders	(455)	(1,199)
ITS	1,796	1,228
Corporate	(3,978)	(4,435)

	264	(953)
Less equity in losses from affiliated companies	351	302

Total operating profit (loss)	615	(651)
Other income, net	52	259
Equity in losses from affiliated companies	(351)	(302)

Net earnings (loss) before income taxes	$316	$(694)

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially all from external customers.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Segment asset data is presented in the table below:

	March 31, 2010	December 31, 2009

Assets:
ES	$132,271	$127,213
MRI	27,669	26,495
Anders	36,248	39,306
ITS	69,968	71,230
Corporate	113,251	110,790

	$379,407	$375,034

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about the Company’s strategies for growth and future financial results (such as revenues, pre-tax profit and tax rates), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by customers in the industries the Company serves; weakness in the financial and capital markets, which may result in the postponement or cancellation of CDI’s customers’ capital projects or the inability of CDI’s customers to pay the Company’s fees; loss of business and other adverse consequences as a result of the UK Office of Fair Trading decision or the Department of Justice investigation; credit risks associated with the Company’s customers; competitive market pressures; the availability and cost of qualified labor; the Company’s level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations; the possibility of incurring liability for the Company’s activities, including the activities of the Company’s temporary employees; the Company’s performance on customer contracts; negative outcome of pending and future claims and litigation; and government policies or judicial decisions adverse to the Company’s businesses. More detailed information about some of these and other risks and uncertainties may be found in the Company’s filings with the SEC, particularly in the “Risk Factors” section in Part 1, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context otherwise requires, all references herein to “CDI,” “the Registrant,” “the Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

Executive Overview

On a year-over-year basis, the Company’s first quarter revenue declined by 8.2% (10.8% in constant currency) reflecting the impact of an economy that is beginning to improve but has not yet achieved a full recovery in all sectors that influence demand for the Company’s services.

During the first quarter, the Company observed signs of a modest recovery in those businesses in which revenue growth resumes earlier in a typical business recovery cycle. These businesses are generally more dependent on overall growth in GDP and employment rates among college-educated professionals. These include CDI Information Technology Solutions (“ITS”) (both staffing services and project outsourcing services) and Management Recruiters International (“MRI”) (professional services revenue generated primarily in the business through royalty revenue resulting from permanent placement activity by MRI franchisees).

The Company’s ITS revenue increased 12.0% over the prior year first quarter, driven by customer demand for temporary and permanent stuff as well as for project outsourcing services.

The Company’s MRI segment revenue decreased 1.8% versus the prior year first quarter reflecting a moderation in the rate of decline in royalty revenue and a decrease in contract revenue somewhat offset by an increase in franchise sales revenue.

The Company observed certain key performance metrics improvements in its MRI segment as MRI franchise owners reported an 18% sequential increase in customer billing from the fourth quarter 2009 to the first quarter 2010. These billings typically translate into royalty revenue six to eight weeks later.

The Company’s businesses and services that improve later in a typical business recovery cycle are generally more dependant on capital spending decisions by customers. These include CDI Engineering Solutions (“ES”) (both staffing services and engineering outsourcing projects) and CDI AndersElite (“Anders”) (staffing services and permanent placement services, in the UK construction industry).

The Company believes that recent disruptions in the credit markets, the uneven economic recovery and continued uncertainty in the energy sector have influenced capital investment decisions by its customers, particularly in oil and gas, refining, chemical and specialty chemical, alternative energy and commercial aerospace..

First quarter 2010 revenue in the ES segment decreased 14.7% (17.2% in constant currency) versus the year ago quarter, reflecting reduced demand and continued project delays or postponements of capital investment projects by customers.

However, the Company observed an increase in engineering project bid activity and in staffing request-for-proposal activity that could indicate a resumption of capital spending in these industries later this year if projects are funded and associated engineering hiring resumes.

Continued weak demand in the UK construction industry contributed to Anders’ first quarter of 2010 revenue decline of 23.1% (29.9% in constant currency) versus the year-ago-quarter.

The Company’s total consolidated gross profit for the quarter declined by 12.5% versus the prior year quarter, primarily due to declines in revenue. Gross profit margins decreased from 20.7% in the first quarter 2009 to 19.8% due to a change in services mix with lower margin staffing services becoming a larger portion of total revenue.

The Company continued to reduce its cost of operations during the first quarter of 2010 to achieve structural cost reductions and to align costs with lower business volumes. The Company reduced operating and administrative expenses, excluding previous year severance and real estate exit costs, by $5.9 million.

For the first quarter of 2010, the Company reported a net loss of $0.2 million or $(0.01) per diluted share. If market conditions continue to improve into the latter quarters of 2010, the Company believes, that due to previous cost reduction efforts, the potential revenue growth could produce meaningful operating leverage.

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

Key Performance Indicators

The Company assesses its performance by monitoring a number of key performance indicators, which include revenue, constant currency revenue, gross profit dollars, gross profit margin, operating profit, operating profit margin, return on net assets and variable contribution margin.

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

The Company conducts its business in several international locations and its reported revenue in US dollars reflects changes in foreign exchange rates as well as business performance. The Company believes it is important to remove the effects of foreign exchange and to calculate revenue changes in constant currency. Management does not evaluate the Company’s growth and performance without considering year-over-year changes in revenue both on a constant currency basis and on a US dollar reported basis. Constant currency year-over-year changes should be considered in addition to, and not as a substitute for or superior to, changes in revenue prepared on a US dollar reported basis. Constant currency year-over-year changes in revenue are calculated by translating the prior period’s revenue in local currencies into US dollars using the average exchange rates of the current period.

Gross profit dollars and gross profit margin reflect CDI’s ability to realize pricing consistent with value provided, to address changes in market demand and to control and pass through direct costs. Gross profit margin will shift as a result of the mix of business. The Company is focused on improving margins over time through efforts to grow new higher-margin business and to cycle out of lower-margin business. Professional services revenue, consisting of royalties, permanent placement fees and franchise related fees, has a significant impact on gross profit margin. Since there are generally no direct costs associated with professional services revenue, increases or decreases in such revenue can have a disproportionate impact on gross profit margin.

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

During the first quarter of 2010, the Company’s operating profit margin was 0.3% as compared to (0.3) % during the first quarter of 2009. This improvement reflects the positive impact of Company’s cost reduction initiatives which more than offset the decline in revenue and gross profit.

Although the first quarter of 2010 operating profit was positive and improved from the prior year quarter, the Company’s reported RONA was (9.6)% as compared to 7.5% during the first quarter of 2009. This reflects the lagging nature of the calculation which incorporates the preceding three quarters’ performance, which included operating losses.

The VCM metric is not considered to be meaningful because operating profit and/or revenue did not grow for either of the two reporting periods presented.

Consolidated Results of Operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009

The table that follows presents changes in revenue by service type along with selected financial information and some key metrics for the three-month periods ended March 31, 2010 and 2009:

Consolidated

	Three months ended March 31,				Increase (Decrease)
(in thousands)	2010	% of Total Revenue	2009	% of Total Revenue	$	%
Revenue
Staffing services	$150,820	71.8%	$157,391	68.8%	$(6,571)	(4.2)%
Project outsourcing services	53,894	25.7	65,523	28.7	(11,629)	(17.7)
Professional services	5,226	2.5	5,738	2.5	(512)	(8.9)

	$209,940	100.0%	$228,652	100.0%	$(18,712)	(8.2)%

Gross profit	$41,507	19.8%	$47,427	20.7%	$(5,920)	(12.5)%
Operating and administrative expenses	40,892	19.5	48,078	21.0	(7,186)	(14.9)
Operating profit (loss)	615	0.3	(651)	(0.3)	1,266	194.5
Net loss attributable to CDI	$(191)	(0.1)%	$(920)	(0.4)%	$729	(79.2)%
Cash flow provided by operations	$8,624		$9,701		$(1,077)	(11.1)%
Effective income tax rate	158.2%		(32.6)%
After-tax return on shareholders’ equity(1)	(6.9)%		3.4%
Pre-tax return on net assets(2)	(9.6)%		7.5%
Variable contribution margin(3)	NM		NM

(1)	Net loss attributable to CDI for the current quarter combined with the earnings (loss) attributable to CDI from the three preceding quarters, divided by the average CDI shareholders’ equity at the beginning and end of that four quarter period.

(2)	Earnings (loss) before income taxes for the current quarter combined with the earnings (loss) before income taxes from the three preceding quarters, divided by the average net assets at the beginning and end of that four quarter period. Net assets include total assets minus total liabilities excluding cash and cash equivalents and income tax accounts.

(3)	Year-over-year growth in operating profit divided by year-over-year growth in revenues. The calculations for the periods presented are not meaningful (NM) because operating profit and/or revenue did not grow for either of the two reporting periods presented.

Revenue declined 8.2% (10.8% in constant currency) for the first quarter of 2010 as compared to the first quarter of 2009. ES experienced a continued decline in revenue influenced by the recent disruptions in the credit markets, the uneven economic recovery and continued uncertainty in the energy sector. This resulted in reduced demand and delayed and cancelled projects with oil and gas, refining, chemical and specialty chemical, alternative energy and commercial aviation customers and reduced revenue from permanent placement. Anders experienced continued declines in staffing services, reflecting weak market conditions in the UK construction market.

These declines were partially offset by increased staffing and project outsourcing services revenue from ITS, due primarily to account expansions with existing customers.

Gross profit decreased for the first quarter of 2010 as compared to the first quarter of 2009 primarily due to declines in revenue. Gross profit margin decreased due to the change in revenue mix, with lower-margin staffing becoming a larger portion of total revenue, and the decline of project outsourcing revenue and professional services revenue.

Consolidated operating and administrative expenses decreased for the first quarter of 2010 as compared to the first quarter of 2009, primarily due to decreases in salaries and variable compensation related to cost reduction measures taken by the Company throughout 2009 and into the first quarter of 2010. These cost reduction measures, such as decreases in headcount and office downsizing, which were implemented to achieve structural cost reductions and alignment with lower business volumes. The first quarter of 2009 included $1.3 million of severance and real estate exit costs.

Operating profit increased for the first quarter of 2010 as compared to the first quarter of 2009 to $0.6 million and operating profit margin increased from (0.3)% to 0.3% due to the cost reduction measures noted above. These cost reduction activities resulted in significant savings in the first quarter of 2010 and the Company expects to realize savings from these actions in future periods.

The Company’s effective income tax rate was 158.2% for the first quarter of 2010 as compared to (32.6)% for the first quarter of 2009. The effective income tax rate for 2010 was unfavorably impacted primarily by adjustments to deferred tax assets and related tax expense for previously issued and unexercised stock options that expired during the quarter, as well as other valuation differences for stock awards. The effective income tax rate for 2009 was unfavorably impacted by an increase related to uncertain tax positions and an adjustment to income taxes payable, projected losses in foreign jurisdictions on which no tax benefit has been provided and a larger percentage of projected annual income being subject to the relatively higher US and state tax rates.

During the three months ended March 31, 2010 net cash provided by operating activities was $8.6 million, despite a net loss of $0.2 million. The positive cash flow reflects noncash items, such as depreciation, in addition to lower working capital requirements, primarily due to increases in accrued expenses and other current liabilities and accounts payable, partially offset by increases in accounts receivable, reflecting growth in select large national accounts whose contract provisions include longer payment terms.

Segment Discussion

ES

Business Strategy

ES’s business strategy is to pursue the development of long-term alliances with its customers as a cost-effective, single-source provider of engineering services and professional staffing. By working as a core supplier and partner with its customers, ES is able to develop an understanding of its customers’ overall business needs, as well as the unique technical requirements of their projects. This approach creates the opportunity for ES to provide a greater and more integrated range of services to its customers to facilitate efficient project management, procurement, overall program integration and execution. This strategy requires ES to develop capabilities to provide services to its customers who have global requirements. The Company formed a joint venture in Kuwait during the fourth quarter of 2008 to provide access to engineering project work in Middle Eastern petrochemical, industrial and commercial infrastructure projects.

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

Key Performance Indicators

ES assesses its performance by monitoring a number of key performance indicators, which include revenue, contract renewals, new contract wins, account growth, gross profit dollars, gross profit margin, operating profit, operating profit margin and return on net assets.

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

New contract wins, account growth and contract renewals are the primary drivers of future revenue and provide an assessment of ES’s ability to compete. New contract wins fluctuate from quarter to quarter, depending on the timing of customer needs and external factors. Additionally, business development efforts in ES seek to leverage its resume of completed engineering projects, its proven project management skills and its successful management of long-term client relationships to generate incremental business from new and existing clients.

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

Operating profit is gross profit less operating and administrative expenses. Operating profit margin reflects ES’s ability to adjust overhead costs to changing business volumes.

Return on net assets (“RONA”) reflects ES’s ability to generate earnings while optimizing assets deployed in the business. A key driver of RONA is ES’s ability to manage its accounts receivable, its largest asset.

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ES for the three months ended March 31, 2010 and 2009:

ES

	Three months ended March 31,
	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$62,830	57.2%	$68,322	53.2%	$(5,492)	(8.0)%
Project outsourcing services	46,585	42.5	59,315	46.1	(12,730)	(21.5)
Professional services	289	0.3	918	0.7	(629)	(68.5)

	109,704	100.0	128,555	100.0	(18,851)	(14.7)
Cost of services	90,277	82.3	103,388	80.4	(13,111)	(12.7)

Gross profit	19,427	17.7	25,167	19.6	(5,740)	(22.8)
Operating and administrative expenses	17,957	16.4	21,718	16.9	(3,761)	(17.3)

Operating profit	$1,470	1.3%	$3,449	2.7%	$(1,979)	(57.4)%

ES’s revenue decreased during the first quarter of 2010 as compared to the first quarter of 2009 primarily due to:

•

The recent disruptions in the credit markets, the uneven economic recovery and continued uncertainty in the energy sector. This resulted in reduced demand and delayed and cancelled projects with oil and gas, refining, chemical and specialty chemical, alternative energy and commercial aviation customers;

•	The ending of a Government Services project in combination with delays in other projects; and

•	Declines in professional services related to the ending of a customer contract and declines in customers’ hiring.

The decreases listed above were partially offset by increases in certain staffing projects as companies proceeded with maintenance activities as the economy slowly improved, as well as increases in work performed on several US Navy shipbuilding, ship design and refurbishment projects.

ES’s gross profit dollars decreased during the first quarter of 2010 as compared to the first quarter of 2009 due primarily to declines in revenue. Gross profit margin decreased due to the change in revenue mix, with lower-margin staffing becoming a larger portion of total revenue and decreases in higher-margin outsourcing projects in ES’s P & I vertical, as well as the decline in higher-margin revenue from professional services.

ES’s operating and administrative expenses decreased during the first quarter of 2010 as compared to the first quarter of 2009 due primarily to decreased headcount, as well as other cost reduction measures taken throughout 2009 and into the first quarter of 2010. The first quarter of 2009 included $0.8 million of severance and real estate exit costs. These cost reduction activities resulted in significant savings in the first quarter of 2010 and ES expects to realize savings from these actions in future periods.

ES’s operating profit declined during the first quarter of 2010 as compared to the first quarter of 2009 due primarily to the decrease in revenue and a decrease in higher margin project outsourcing services, partially offset by decreased operating and administrative expenses related to the cost reduction activities mentioned above.

The following table presents changes in revenue from each of ES’s verticals for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
CDI-P & I(1)	$77,622	70.7%	$91,679	71.3%	$(14,057)	(15.3)%
CDI-Government Services	20,058	18.3	21,894	17.0	(1,836)	(8.4)
CDI-Aerospace(1)	12,024	11.0	14,982	11.7	(2,958)	(19.7)

	$109,704	100.0%	$128,555	100.0%	$(18,851)	(14.7)%

(1)	Revenue for 2009 has been reclassified to conform to the 2010 presentation.

The P & I vertical provides a full range of engineering, project management, design, professional staffing and outsourcing solutions to firms in oil, gas, refining, alternative energy, power generation and energy transmission, nuclear, chemical and heavy manufacturing industries. Typically, these customers are large, multi-national companies that use multiple service providers. In addition, P & I offers facility design, project management, engineering, professional staffing and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries. Contracts are awarded based on the ability to meet the specific requirements of each individual project. Revenue in the P & I vertical decreased during the first quarter of 2010 as compared to first quarter of 2009 due to decreases in project outsourcing services caused by recent disruptions in the credit markets, the uneven economic recovery and continued uncertainty in the energy sector, resulting in delayed and cancelled projects with oil and gas, refining, chemical and specialty chemical and alternative energy customers and the ending of certain staffing projects in Canada.

The Government Services vertical focuses on providing engineering, design and logistics services to the defense industry, particularly in marine design, systems development and military aviation support. Revenue decreased within the Government Services vertical during the first quarter of 2010 as compared to first quarter of 2009 primarily due to the ending of a large project in combination with delayed starts, partially offset by continuing work on several US Navy shipbuilding, ship design and refurbishment projects.

The Aerospace vertical provides a full range of engineering, design, project management, professional engineering staffing and outsourcing solutions to both the commercial and military aerospace markets. Revenue within the Aerospace vertical decreased during the first quarter of 2010 as compared to first quarter of 2009, primarily as a result of continued weak demand from the commercial aviation industry.

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

In response to the tightening credit markets, in 2009 MRI implemented a new pricing structure in the US with an initial fee of approximately $40,000, a service fee, payable monthly for the first twelve months of operation, totaling $24,000, and a revised royalty rate schedule starting at 9%.

Key Performance Indicators

MRI assesses its performance by monitoring a number of key performance indicators, which include job orders, placements, billings, cash collections, royalties, number of franchise offices, franchise sales and renewals, billable hours, revenue, gross profit dollars, gross profit margin, operating profit, operating profit margin and return on net assets.

Job orders, placements, billings and cash collections measure the relative success of franchisee sales and recruiting efforts. Permanent placements are driven by employer demand for mid-to-upper level managerial, professional and sales candidates. This demand provides more opportunities for franchisees to make permanent placements, which lead to increases in franchisee billings and, consequently, royalty revenues to MRI. Growth in the number of franchise offices provides more opportunity to satisfy this customer demand and over time leads to growth in royalties.

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

Operating profit is gross profit less operating and administrative expenses. Operating profit margin reflects MRI’s ability to adjust overhead costs to changing business volumes.

Return on net assets (“RONA”) reflects MRI’s ability to generate earnings while optimizing assets deployed in the business. A key driver of RONA is MRI’s ability to manage its accounts receivable, its largest asset.

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended March 31, 2010 and 2009:

MRI

	Three months ended March 31,
	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$10,511	73.2%	$10,884	74.4%	$(373)	(3.4)%
Professional services	3,851	26.8	3,737	25.6	114	3.1

	14,362	100.0	14,621	100.0	(259)	(1.8)
Cost of services	7,112	49.5	7,566	51.7	(454)	(6.0)

Gross profit	7,250	50.5	7,055	48.3	195	2.8
Operating and administrative expenses	5,819	40.5	7,051	48.3	(1,232)	(17.5)

Operating profit	$1,431	10.0%	$4	0.0%	$1,427	NM

MRI’s staffing revenue declined for the first quarter of 2010 as compared to the first quarter of 2009 due to the completion of a major project during 2009. The increase in professional services revenue was due to increased franchise sales during the quarter and increased royalties from international offices, partially offset by lower US royalties.

MRI’s gross profit dollars increased for the first quarter of 2010 as compared to the first quarter of 2009 due primarily to improved margins on staffing services and slightly higher professional services revenue. Gross profit margin increased primarily due to the increases in higher-margin professional services revenue, as well as growth in certain higher-margin staffing accounts.

MRI’s operating and administrative expenses decreased during the first quarter of 2010 as compared to the first quarter of 2009 due primarily to:

•	Decreased headcount and other savings realized from cost reduction measures taken throughout 2009 and into the first quarter of 2010;

•

Absence of $0.2 million of severance costs and legal fees associated with the previously disclosed termination of the Company’s master franchise agreement with MRI Worldwide Network, Limited in the first quarter of 2009; and

•	Smaller bad debt reserves related to domestic franchises.

The cost reduction activities noted above have provided some savings in the first quarter of 2010 and MRI expects to continue to realize additional savings from these actions in the coming quarters.

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

Key Performance Indicators

Anders assesses its performance by monitoring a number of key performance indicators, which include revenue, direct margin by recruiter and branch office, staff payroll costs as a percentage of gross profit, gross profit pounds, gross profit margin, operating profit, operating profit margin and return on net assets.

Revenue reflects performance on both new and existing contracts and accounts. Changes in revenue may not result in proportionate changes in costs, thus potentially impacting operating profit margins. Anders’ revenue is affected by levels of capital spending by customers, as well as the general business environment and employment levels.

Monitoring direct margin by recruiter and branch office enables Anders to focus on increasing productivity, thereby increasing profit margins. Anders also monitors its staff payroll costs as a percentage of gross profit to evaluate recruiter and branch effectiveness. The lower the percentage of staff payroll costs to gross profit, the more efficiently Anders is operating. This allows Anders to identify the most efficient branches and to apply the methods used in those branches to improve the performance of its other branches. Monitoring recruiter and branch performance also allows Anders to promote delivery of high levels of service to customers.

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

Operating profit is gross profit less operating and administrative expenses. Operating profit margin reflects Anders’ ability to adjust overhead costs to changing business volumes.

Return on net assets (“RONA”) reflects Anders’ ability to generate earnings while optimizing assets deployed in the business. A key driver of RONA is Anders’ ability to manage its accounts receivable, its largest asset.

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating loss for Anders for the three months ended March 31, 2010 and 2009 in US dollars:

Anders

	Three months ended March 31,
	2010		2009		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$20,657	95.8%	$27,057	96.5%	$(6,400)	(23.7)%
Professional services	895	4.2	977	3.5	(82)	(8.4)

	21,552	100.0	28,034	100.0	(6,482)	(23.1)
Cost of services	17,831	82.7	23,135	82.5	(5,304)	(22.9)

Gross profit	3,721	17.3	4,899	17.5	(1,178)	(24.0)
Operating and administrative expenses	4,176	19.4	6,098	21.8	(1,922)	(31.5)

Operating loss	$(455)	(2.1)%	$(1,199)	(4.3)%	$744	(62.1)%

To more effectively discuss the comparative results of operations for the three months ended March 31, 2010 and 2009, the following table presents Anders’ results on a constant currency basis (in thousands of British pounds):

Anders

	Three months ended March 31,
	2010		2009		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£13,222	95.8%	£18,993	96.5%	£(5,771)	(30.4)%
Professional services	573	4.2	689	3.5	(116)	(16.8)

	13,795	100.0	19,682	100.0	(5,887)	(29.9)
Cost of services	11,412	82.7	16,240	82.5	(4,828)	(29.7)

Gross profit	2,383	17.3	3,442	17.5	(1,059)	(30.8)
Operating and administrative expenses	2,668	19.4	4,280	21.8	(1,612)	(37.7)

Operating loss	£(285)	(2.1)%	£(838)	(4.3)%	£553	(66.0)%

Anders’ staffing services revenue decreased during the first quarter of 2010 as compared to the first quarter of 2009 primarily due to weak demand in the construction market in the UK. The decrease in professional services revenue was primarily due to the continued decline in permanent placement hiring as a result of weak market conditions in the UK construction market, partially offset by increases in permanent placements in Anders’ Australian operations.

Anders’ gross profit pounds decreased during the first quarter of 2010 as compared to the first quarter of 2009 due primarily to the decline in revenue. Gross profit margin decreased during the first quarter of 2010 as compared to the first quarter of 2009 due to a shift in project mix in staffing services to lower-margin projects in rail, as well as pricing pressures from customers.

Anders’ operating and administrative expenses decreased during the first quarter of 2010 as compared to the first quarter of 2009 due primarily to decreases in salaries and variable compensation related to cost reduction measures taken throughout 2009. These cost reduction measures, such as decreases in headcount and office downsizing, included structural changes and operational alignment with lower business volumes

Anders’ operating loss decreased during the first quarter of 2010 as compared to first quarter of 2009 due to the decrease in operating and administrative expenses mentioned above. The cost reduction activities taken throughout 2009 and early 2010 have provided the savings in the first quarter of 2010 and Anders expects to continue to realize additional savings from these actions in the coming quarters.

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

Key Performance Indicators

ITS assesses its performance by monitoring a number of key performance indicators, which include revenue, revenue per day, revenue and gross margin per sales person, gross profit dollars, gross profit margin, recruiter cost per hire, operating profit, operating profit margin and return on net assets.

Changes in revenue and revenue per day reflect performance on both new and existing contracts and accounts. The ITS model is such that changes in revenue may not result in proportionate changes in operating and administrative costs, thus impacting profitability. Revenue per sales person is an indicator of the productivity of ITS’s sales personnel. Market demand for ITS’s services is heavily dependent upon the pace of technology change and the changes in business requirements and practices of its customers.

Gross profit dollars and gross profit margin reflect ITS’s ability to realize pricing consistent with value provided, to incorporate changes in market demand and to control and pass through direct costs. It is also an indication of ITS’s ability to shift the mix of business to higher-margin service offerings. Gross margin per sales person is an indicator of both the productivity of ITS’s sales personnel and the value of the services provided to clients.

Operating profit is gross profit less operating and administrative expenses. Operating profit margin reflects the Company’s ability to adjust overhead costs to changing business volumes. Recruiter cost per hire reflects the productivity of ITS’s recruiters.

Return on net assets (“RONA”) reflects ITS’s ability to generate earnings while optimizing assets deployed in the business. A key driver of RONA is ITS’s ability to manage its accounts receivable, its largest asset.

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ITS for the three months ended March 31, 2010 and 2009:

ITS

	Three months ended March 31,
	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$56,822	88.3%	$51,128	89.0%	$5,694	11.1%
Project outsourcing services	7,309	11.4	6,208	10.8	1,101	17.7
Professional services	191	0.3	106	0.2	85	80.2

	64,322	100.0	57,442	100.0	6,880	12.0
Cost of services	53,213	82.7	47,136	82.1	6,077	12.9

Gross profit	11,109	17.3	10,306	17.9	803	7.8
Operating and administrative expenses	9,313	14.5	9,078	15.8	235	2.6

Operating profit	$1,796	2.8%	$1,228	2.1%	$568	46.3%

ITS’s revenue increased for the first quarter of 2010 as compared to the first quarter of 2009 due to increases in staffing services, primarily from account expansions with existing customers, project outsourcing related to several account expansions and professional services revenue, reflecting higher permanent placement opportunities.

ITS’s gross profit dollars increased during the first quarter of 2010 as compared to the first quarter of 2009, primarily due to increases in revenue. ITS’s gross profit margin was lower due to increased business volumes with a lower-margin staffing customer and pricing discounts associated with higher business volumes.

ITS’s operating and administrative expense increased during the first quarter of 2010 as compared to the first quarter of 2009 primarily due to increased recruiting costs related to expansions in business volumes, partially offset by cost reduction measures taken throughout 2009. The first quarter of 2009 included $0.2 million of severance costs.

ITS’s operating profit increased during the first quarter of 2010 as compared to the first quarter of 2009 primarily due to increased business volumes.

Corporate

Corporate expenses totaled $4.0 million in the first quarter of 2010 as compared to $4.4 million in the first quarter of 2009. The decrease of $0.4 million was principally the result of lower variable compensation costs and cost reduction measures taken by the Company throughout 2009.

Liquidity and Capital Resources

The following table summarizes the net cash provided by (used in) for the major captions from the Company’s consolidated statements of cash flows:

	Three months ended March 31,
(in thousands)	2010	2009
Operating Activities	$8,624	$9,701
Investing Activities	(2,282)	(1,525)
Financing Activities	(3,521)	(3,198)

Operating Activities

During the first quarter of 2010, net cash provided by operating activities was $8.6 million, despite a net loss of $0.2 million. The positive cash flow reflects lower working capital requirements, primarily due to increases in accrued expenses and other current liabilities and accounts payable, partially offset by increases in accounts receivable, reflecting growth in select large national accounts whose contract provisions include longer payment terms.

Operating cash flow was lower than the prior year by $1.1 million, primarily due to higher working capital requirements of $2.2 million in the first quarter of 2010, reflecting increases in prepaid expenses and other current assets and greater increases in accounts receivable, partially offset by increases in accounts payable and an improvement in earnings of $0.7 million.

Investing Activities

Net cash used in investing activities of $2.3 million increased by $0.8 million during the first quarter of 2010, as compared to the same period in 2009. During 2010, the Company’s investing consisted primarily of purchases of fixed assets. During 2010, capital expenditures totaled $2.0 million, as compared to $1.7 million in 2009. The slight increase in capital spending was due primarily to increased computer hardware purchases in the Aerospace vertical and the Company’s shared service center. In 2009, capital expenditures related primarily to implementation of a financial system upgrade and software purchases in the Aerospace vertical. In 2010, the Company also reacquired $0.3 million of certain franchise rights in its MRI reporting segment.

Financing Activities

Net cash used in financing activities of $3.5 million increased by $0.3 million during the first quarter of 2010, as compared to the same period in 2009. The increase in cash used was due to a decrease in cash overdraft accounts. The Company paid shareholders dividends totaling $2.5 million during both 2010 and 2009, respectively. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements. The Company did not repurchase any shares of its common stock under the repurchase program in 2010 or 2009. As of March 31, 2010, there remained authorization to repurchase approximately $20.0 million of outstanding common stock.

Summary

The Company’s business model is expected to generate positive cash flow over the business cycle. However, changes in level of business activity, and to a lesser extent, seasonality, do impact working capital needs and cash flow. In addition, the uncertain global economy could continue to cause delays in customer payments which could lead to a slower collections process, causing a temporary decline in operating cash flow. While there is no assurance, management believes that the Company’s current cash balances and funds generated from operations will be sufficient to support currently anticipated organic growth, capital spending, shareholder dividends and stock repurchases, as well as strategic acquisitions. Should the Company require additional funds in the future, management believes that it will be able to borrow these funds at competitive rates.

Critical Accounting Policies and Estimates

The Company’s consolidated interim financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions identified in the Company’s 2009 Annual Report on Form 10-K filed on March 2, 2010 with the Securities and Exchange Commission have not materially changed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations, as well as the Company’s investment in the net assets related to these operations. The Company sometimes engages in hedging activities with respect to certain of its foreign operations.

During the first quarter of 2009, the Company entered into zero cost collar option contracts (“options”) to hedge portions of its British pounds sterling and Canadian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and had a range of foreign exchange rates, which provided a hedge against foreign results translated at rates outside the range. These options did not have a premium and expired respectively at the end of the first, second and third quarters in 2009. These instruments were accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses were reflected in current earnings, while the impact of translating the foreign based income into US dollars was recognized throughout the year. (See Note 4 – Derivative Instruments for additional information.) For the three months ended March 31, 2009, the Company recorded a net gain of $167 thousand related to these options, consisting of a realized gain of $34 thousand and an unrealized gain of $133 thousand. The net gains were recorded in other income, net in the consolidated statements of operations. The Company did not enter into any option contracts in 2010.

The Company’s cash balances are primarily invested in money market investments primarily at variable rates. Due to the Company’s cash balance, interest rate fluctuations will affect the Company’s return on its investments.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UK Office of Fair Trading Decision

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

Investigation by the US Department of Justice

In August 2009, the Civil Division of the US Department of Justice (“DOJ”) notified the Company of potential claims against it under the US False Claims Act. The claims stem from alleged mischarging of time on certain federal government projects. The DOJ has alleged the total value of mischarged time could equal $2.0 million. The US False Claims Act provides for treble damages as well as statutory penalties in the event a violation is ultimately determined. Based on the DOJ’s allegations, the statutory penalties could range from $1.7 million to $3.4 million. The Company, with assistance from outside legal counsel, is conducting a review of these allegations and is cooperating with the DOJ. The Company established a reserve of $4.3 million in the fourth quarter of 2009. The majority of this charge is not deductible for tax purposes.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Part I, Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The Company’s Board of Directors authorized on February 26, 2008 and the Company announced on February 28, 2008, the repurchase of up to $50 million of the Company’s outstanding common stock (the “Repurchase Program”). Repurchases have been made from time to time beginning March 4, 2008 depending upon the Company’s share price and other relevant factors. Repurchases may be made in the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time. During the three months ended March 31, 2010, the Company did not purchase any shares of common stock. As of March 31, 2010, there remained an outstanding authorization to repurchase approximately $20.0 million of outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Third Amendment to Employment Agreement between Roger H. Ballou and the Registrant, effective as of February 25, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.

Date: May 6, 2010	By:	/s/ Mark A. Kerschner
Mark A. Kerschner
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

10.1	Third Amendment to Employment Agreement between Roger H. Ballou and the Registrant, effective as of February 25, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.