Form 10-Q
period 2010-06-30
CDI CORP
filed 2010-08-06
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No   ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of August 3, 2010 was as follows:

Common stock, $.10 par value per share	19,034,725 shares
Class B common stock, $.10 par value per share	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$27,437	$73,528
Accounts receivable, less allowance for doubtful accounts of $6,877 - June 30, 2010; $6,887 - December 31, 2009	213,059	176,677
Prepaid expenses and other current assets	6,646	6,363
Prepaid income taxes	1,872	2,114
Deferred income taxes	5,704	6,015

Total current assets	254,718	264,697
Property and equipment, net	32,983	29,558
Deferred income taxes	9,479	9,615
Goodwill and other intangible assets	80,861	60,914
Other non-current assets	9,359	10,250

Total assets	$387,400	$375,034

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$1,227	$2,843
Accounts payable	30,754	25,176
Withheld payroll taxes	4,007	1,063
Accrued compensation and related expenses	33,597	28,435
Unearned revenue	5,161	64
Other accrued expenses and other current liabilities	27,754	29,612

Total current liabilities	102,500	87,193
Deferred compensation and other non-current liabilities	12,710	12,945

Total liabilities	115,210	100,138

Commitments and Contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 21,476,715 shares - June 30, 2010; 21,428,738 shares - December 31, 2009	2,148	2,143
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	58,837	57,577
Retained earnings	266,673	269,225
Accumulated other comprehensive loss	(3,337)	(1,824)
Less common stock in treasury, at cost - 2,456,175 shares - June 30, 2010 and December 31, 2009	(52,366)	(52,366)

Total CDI shareholders’ equity	271,955	274,755
Noncontrolling interest	235	141

Total shareholders’ equity	272,190	274,896

Total liabilities and shareholders’ equity	$387,400	$375,034

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$218,982	$215,426	$428,922	$444,078
Cost of services	174,279	171,147	342,712	352,372

Gross profit	44,703	44,279	86,210	91,706
Operating and administrative expenses	41,135	43,751	82,027	91,829

Operating profit (loss)	3,568	528	4,183	(123)
Other income (expense), net	(130)	(143)	(78)	116
Equity in losses from affiliated companies	(417)	(279)	(768)	(581)

Earnings (loss) before income taxes	3,021	106	3,337	(588)
Income tax expense	423	50	923	276

Net income (loss)	2,598	56	2,414	(864)
Less: income (loss) attributable to the noncontrolling interest	8	(3)	15	(3)

Net income (loss) attributable to CDI	$2,590	$59	$2,399	$(861)

Basic net earnings (loss) attributable to CDI per share	$0.14	$0.00	$0.13	$(0.05)

Diluted net earnings (loss) attributable to CDI per share	$0.13	$0.00	$0.12	$(0.05)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Common stock
Beginning of period	$2,146	$2,139	$2,143	$2,136
Time-vested deferred stock, stock appreciation rights and restricted stock	2	2	5	5

End of period	$2,148	$2,141	$2,148	$2,141

Additional paid-in-capital
Beginning of period	$58,015	$55,393	$57,577	$54,377
Stock-based compensation	822	992	1,260	2,283
Tax shortfall from stock plans	—	(117)	—	(392)

End of period	$58,837	$56,268	$58,837	$56,268

Retained earnings
Beginning of period	$266,554	$295,596	$269,225	$298,981
Net income (loss) attributable to CDI	2,590	59	2,399	(861)
Dividends paid to shareholders	(2,471)	(2,463)	(4,951)	(4,928)

End of period	$266,673	$293,192	$266,673	$293,192

Accumulated other comprehensive income (loss)
Beginning of period	$(3,314)	$(13,509)	$(1,824)	$(11,743)
Translation adjustments	(23)	10,039	(1,513)	8,273

End of period	$(3,337)	$(3,470)	$(3,337)	$(3,470)

Treasury stock
Beginning of period	$(52,366)	$(52,366)	$(52,366)	$(52,366)

End of period	$(52,366)	$(52,366)	$(52,366)	$(52,366)

Noncontrolling interest
Beginning of period	$224	$—	$141	$—
Contribution from the noncontrolling interest owners	—	152	72	152
Translation adjustments	3	3	7	3
Net income (loss) attributable to noncontrolling interest	8	(3)	15	(3)

Total	$235	$152	$235	$152

Comprehensive income (loss)
Net income (loss) attributable to CDI	$2,590	$59	$2,399	$(861)
Translation adjustments attributable to CDI	(26)	10,039	(1,520)	8,273

Comprehensive income attributable to CDI	2,564	10,098	879	7,412
Net income (loss) attributable to noncontrolling interest	8	(3)	15	(3)
Translation adjustments attributable to noncontrolling interest	3	3	7	3

Comprehensive income attributable to noncontrolling interest	11	—	22	—

Total	$2,575	$10,098	$901	$7,412

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income (loss)	$2,414	$(864)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation	4,795	5,468
Amortization	292	270
Deferred income taxes	447	(226)
Equity in losses of affiliated companies	768	581
Stock-based compensation	1,483	1,573
Foreign currency options	—	18
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(20,244)	13,860
Prepaid expenses and other current assets	149	1,833
Accounts payable	3,651	(1,018)
Accrued expenses and other current liabilities	4,430	(603)
Income taxes receivable/payable	242	(1,361)
Other assets, non-current liabilities and other	(784)	226

Net cash (used in) provided by operating activities	(2,357)	19,757

Investing activities:
Additions to property and equipment	(2,931)	(3,946)
Reacquired franchise rights	(285)	—
Acquisition	(34,010)	—
Other	126	274

Net cash used in investing activities	(37,100)	(3,672)

Financing activities:
Dividends paid to shareholders	(4,951)	(4,928)
Cash overdraft	(1,616)	1,915
Contribution to joint venture by noncontrolling interest	72	—

Net cash used in financing activities	(6,495)	(3,013)

Effect of exchange rate changes on cash	(139)	3,099

Net (decrease) increase in cash and cash equivalents	(46,091)	16,171
Cash and cash equivalents at beginning of period	73,528	61,761

Cash and cash equivalents at end of period	$27,437	$77,932

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$351	$1,254

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the related underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, legal contingencies and assumptions used in the calculations of income taxes. These estimates and assumptions are based on management’s estimates and judgment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Tight credit markets, volatile foreign currency and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results will differ, and could differ significantly, from these estimates. Results for the three and six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the full year.

2.	Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2010-06 Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

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

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The following tables outline, by major category, the assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

Fair Value Measurements At June 30, 2010 Using
Description	Fair Value Measurements at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid expenses and other current assets
Mutual funds included in deferred compensation plan(1)	$ 325	$ 325	$ —	$ —

Other non-current assets
Mutual funds included in deferred compensation plan(2)	6,618	6,618	—	—

Total assets	$ 6,943	$ 6,943	$ —	$ —

(1)	Included in other accrued expenses and other current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.
(2)	Included in deferred compensation and other non-current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

Fair Value Measurements At December 31, 2009 Using
Description	Fair Value Measurements at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other non-current assets
Mutual funds included in deferred compensation plan(1)	$ 6,870	$ 6,870	$ —	$ —

Total assets	$ 6,870	$ 6,870	$ —	$ —

(1)	Included in deferred compensation and other non-current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

4.	Derivative Instruments

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

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

For the six months ended June 30, 2009, the Company recorded a net loss of $64 related to these options, consisting of a realized loss of $46 and an unrealized loss of $18. The net loss was recorded in other income (expense), net in the consolidated statements of operations. The loss was calculated as the difference between the average spot rate for the period and the ceiling of the option, multiplied by the total local currency hedged. The notional principal of the options at June 30, 2009 was $1.6 million when converted to US dollars.

The following table shows the total fair value of the foreign currency zero cost option contracts included in the Company’s consolidated balance sheets:

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at June 30,		Balance Sheet Location	Fair Value at June 30,
		2010	2009		2010	2009
Derivatives not designated as hedging instruments
Foreign currency zero cost option contracts	Prepaid expenses and other current assets	$ —	$ 24	Other accrued expenses and other current liabilities	$ —	$ 42

The following table shows the effect of the foreign currency zero cost option contracts included in the Company’s consolidated statements of operations:

	Effect of Derivative Instruments on the Consolidated Statement of Operations
	Location of loss recognized in income on derivatives	Amount of loss recognized in income on derivatives Three Months Ended June 30,		Amount of loss recognized in income on derivatives Six Months Ended June 30,
		2010	2009	2010	2009
Derivatives not designated as hedging instruments
Foreign currency zero cost option contracts	Other income (expense), net	$ —	$ (231)	$ —	$ (64)

5.	Acquisition

On June 28, 2010, the Company acquired substantially all of the assets and certain liabilities of L. Robert Kimball & Associates, Inc. and two affiliated companies (collectively, “L.R. Kimball”), a professional services firm headquartered in Ebensburg, Pennsylvania. L.R. Kimball provides architecture, civil and environmental engineering, communication technology and consulting services to governmental, educational and private industry customers, through a network of offices primarily in the mid-Atlantic region. The acquisition will broaden both the Company’s service offering portfolio and engineering skill sets. Because of the purchase, a new vertical, CDI – Infrastructure was established within the Engineering Solutions (“ES”) reporting segment.

The purchase price was $34.0 million, which was funded from cash on hand, plus an earnout payment in an amount to be based on the extent to which L.R. Kimball exceeds an earnings target during the two-year period after the closing. The final earnout payment could range from zero to $6.0 million. The fair value of the estimated contingent liability for the earnout at the date of acquisition was $0.2 million. The purchase price is also subject to a working capital adjustment, which is expected to be determined during the third quarter of 2010. Acquisition-related costs of $0.1 million are included in operating and administrative expenses in the consolidated statements of operations.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The transaction was accounted for as a business combination. The purchase price has been preliminarily allocated based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition. Accordingly, the purchase price allocation is subject to change. The Company expects to finalize the allocation of the purchase price prior to year-end, upon receipt of final valuations for the intangible assets. The preliminary purchase price allocation for the acquisition is as follows:

Cash	$4
Accounts receivable	16,694
Prepaid expenses and other current assets	482
Property and equipment	5,548
Trademark	5,100
Customer relationships	2,600
Backlog	850
Non-compete agreements	150
Goodwill	12,495
Current Liabilities	(9,709)

Net assets acquired	34,214
Less cash acquired	(4)
Contingent liability for earnout, at fair value	(200)

Net cash paid	$34,010

The preliminary allocation of the purchase price to the acquired assets and assumed liabilities was based on their fair values as of the acquisition date, with the amounts exceeding the fair value recorded as goodwill. The fair value of the $21.2 million of acquired identifiable intangible assets is provisional pending receipt of the final valuations for those assets.

Goodwill of $12.5 million, which is assigned to the Company’s ES reporting segment, is expected to be largely tax-deductible. The goodwill consists primarily of the engineering skill sets of the L.R. Kimball workforce, synergies the Company believes will result from combining the operations of L.R. Kimball with the Company, improvements in operating efficiencies and other benefits that do not qualify for separate recognition as acquired identifiable intangible assets.

The fair value of the L.R. Kimball trademark was determined using the income approach, which involves estimating factors such as a royalty rate, royalty revenue stream and discount rate. The fair values of the remaining acquired identifiable intangible assets of $3.6 million were for customer relationships, backlog and non-compete agreements. The remaining acquired identifiable assets and liabilities were primarily property and equipment, cash, accounts receivable, and payables and accrued liabilities, for which book value approximated fair value. The gross amount of trade receivables due under contracts acquired from L.R. Kimball is $18.8 million, of which $2.1 million is expected to be uncollectible.

Included in the consolidated statements of operations for the three and six months ended June 30, 2010 were revenue and earnings before income taxes of $693 and $153, respectively, representing the results of operations of L.R. Kimball from the acquisition date through June 30, 2010.

The unaudited condensed pro forma consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (assuming the acquisition of LR. Kimball as of the beginning of each fiscal period) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$235,193	$233,051	$459,878	$477,942
Net income (loss) attributable to CDI	1,694	461	643	(429)
Net earnings (loss) per share attributable to CDI
Basic	0.09	0.02	0.03	(0.02)
Diluted	0.09	0.02	0.03	(0.02)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future. Furthermore, the pro forma results do not give effect to any potential cost savings or incremental costs that may occur as a result of the integration and consolidation of L.R. Kimball.

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

As of July 1, 2009, the Company performed its annual impairment testing. Based on the results of the first step of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets as of July 1, 2009. All of the Company’s reporting units had fair values substantially in excess of their carrying value after completion of the first step, except for Anders, which had an excess of approximately 5%. In addition, there were no triggering events subsequent to July 1, 2009 that required additional testing. Goodwill in the Anders reporting unit was $18.4 million as of June 30, 2010. The Company will continue to closely monitor the recoverability of its goodwill and other indefinite-lived intangible assets.

In December 2009 and January 2010, the Company reacquired certain franchise rights. The Company recorded intangible assets of $150 in December and $285 in January, which are being amortized on a straight-line basis over their ten year useful lives.

On June 28, 2010, the Company acquired substantially all of the assets and certain liabilities of L.R. Kimball (see Note 5 – Acquisition). As part of the purchase price allocation, the Company recorded intangible assets of $2.6 million for customer relationships, which are being amortized over their eight-year estimated useful life, $0.2 for non-compete agreements, which are being amortized over their five-year life, $0.9 for backlog, which is being amortized over its three-year useful life and $5.1 million and $12.5 million for a trademark and goodwill, respectively, which are not amortized, but instead are subject to annual impairment testing as described above.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The following table summarizes the changes in the Company’s carrying value of goodwill and other intangible assets by reporting segment from December 31, 2009 to June 30, 2010:

	December 31, 2009 Net Balance	Additions	Amortization	Translation and Other Adjustments	June 30, 2010 Net Balance
Goodwill
CDI - Enginering Solutions (“ES”) (1)	$22,160	$12,495	$—	$—	$34,655
CDI - AndersElite (“Anders”)	19,472	—	—	(1,103)	18,369
Management Recruiters International (“MRI”) (1)	9,632	—	—	(138)	9,494

Total goodwill	51,264	12,495	—	(1,241)	62,518
Trademarks
MRI	2,165	—	—	—	2,165
ES	—	5,100	—	—	5,100

	2,165	5,100	—	—	7,265
Other intangible assets
Reacquired franchise rights - MRI	150	285	(22)	—	413
Customer relationships - ES (2)	7,335	2,600	(270)	—	9,665
Non-compete agreements	—	150	—	—	150
Backlog	—	850	—	—	850

Total goodwill and other intangible assets	$60,914	$21,480	$(292)	$(1,241)	$80,861

(1)	The ES and MRI net goodwill balances at December 31, 2009 include impairment charges of $15,171 and $6,230, respectively, which were taken in 2002 upon the Company’s adoption of guidance now codified as FASB ASC 350-20, Goodwill.
(2)	The ES net customer relationships balance at December 31, 2009 and June 30, 2010 includes accumulated amortization of $765 and $1,035, respectively.

7.	Earnings (Loss) Attributable to CDI Per Share

Both basic and diluted earnings (loss) attributable to CDI per share for all periods are calculated based on the reported earnings (loss) attributable to CDI in the Company’s consolidated statements of operations.

The Company’s Board of Directors authorized on February 26, 2008 and the Company announced on February 28, 2008 the repurchase of up to $50 million of the Company’s outstanding common stock. Repurchases have been and may be made from time to time beginning March 4, 2008 depending upon the Company’s share price and other relevant factors. Repurchases may be made in the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time. During the three and six months ended June 30, 2010, the Company did not repurchase any common stock.

The number of common shares used to calculate basic and diluted earnings (loss) per share for the three and six months ended June 30, 2010 and 2009 was determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic
Average shares outstanding	19,011,939	18,944,810	18,995,707	18,928,836
Restricted shares issued not vested	—	(10,000)	—	(10,000)

	19,011,939	18,934,810	18,995,707	18,918,836

Diluted
Shares used for basic calculation	19,011,939	18,934,810	18,995,707	18,918,836
Dilutive effect of shares / units granted under Omnibus Stock Plan	122,337	11,913	92,120	—
Dilutive effect of units issuable under Stock Purchase Plan	107,174	115,498	106,772	—

	19,241,450	19,062,221	19,194,599	18,918,836

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Outstanding awards granted under both the CDI Corp. 2004 Omnibus Stock Plan (the “Omnibus Plan”) and the Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors (the “Stock Purchase Plan”) of 813,292 and 1,120,106 shares were excluded from the computation of EPS for the three months ended June 30, 2010 and 2009, respectively, because their effect would have been anti-dilutive. Outstanding awards granted under both the Omnibus Plan and the Stock Purchase Plan of 890,900 and 1,299,327 shares were excluded from the computation of EPS for the six months ended June 30, 2010 and 2009, respectively, because their effect would have been anti-dilutive.

8.	Income Taxes

The Company calculates an effective income tax rate each quarter based upon forecasted annual income by jurisdiction, statutory tax rates and other tax-related items. The impact of discrete items is recognized in the interim period in which they occur.

The effective tax rates for the three months ended June 30, 2010 and 2009 were 14.0% and 47.2%. The effective income tax rate for 2010 was favorably impacted primarily by a reduction in the reserve for the US Department of Justice (“DOJ”) matter (see Note 9 – Commitments, Contingencies and Legal Proceedings), which is largely not tax deductible. The income tax rate in 2009 was unfavorably impacted by provisions for state and foreign taxes and projected losses in foreign jurisdictions on which no tax benefit had been recognized or on which the tax benefit was recognized at tax rates lower than the US rate.

The effective tax rates for the six months ended June 30, 2010 and 2009 were 27.7% and (46.9)%. The effective income tax rate for 2010 was favorably impacted primarily by the reduction in the reserve for the DOJ matter, which is largely not tax deductible, partially offset by adjustments to deferred tax assets and related tax expense for previously issued and unexercised stock options that expired during the period, as well as other valuation differences for stock awards. The income tax rate for 2009 was unfavorably impacted by projected losses in foreign jurisdictions on which no tax benefit had been recognized or on which the tax benefit was recognized at tax rates lower than the US rate, an increase related to uncertain tax positions and an adjustment to income taxes payable.

9.	Commitments, Contingencies and Legal Proceedings

Commitments

The Company maintains a global master agreement with a large on-line job posting and search service for the benefit of its operating segments and MRI franchise network. On September 30, 2009, the parties amended the agreement from a three year term to a four year term, extending the minimum payments for the last two years over a three year period. On June 28, 2010, the parties amended the agreement to include purchases of $700 of services by the Company to be paid in 2010 and credited toward the 2010 minimum payment; this amendment did not change the overall commitment. $350 of these services will be provided in 2010 and the remaining $350 will be provided in 2011. At June 30, 2010, the aggregate minimum payments remaining for the years ended 2010 and 2011 were $103 and $2,300, respectively.

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

In its decision, the OFT stated that it made a finding that Anders did violate the UK Competition Act of 1998 and imposed a fine of $12.3 million for the violations, which is non-tax deductible. The Company recorded a charge for the full amount of the fine in the third quarter of 2009. The Company is appealing the OFT decision. No payment has been made pending the outcome of the appeal and the reserve is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheets at December 31, 2009 and June 30, 2010.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Investigation by the US Department of Justice

In August 2009, the Civil Division of the DOJ notified the Company of potential claims against it under the US False Claims Act. The claims stem from alleged mischarging of time on certain federal government projects. The Company, with assistance from outside legal counsel, conducted a review of these allegations and cooperated with the DOJ in its investigation. The Company established a reserve of $4.3 million for this matter at December 31, 2009.

In June 2010, the Company and the DOJ reached an agreement in principle on the financial terms of a settlement regarding this matter. Other terms remain to be negotiated and there is no certainty and the Company can give no assurance that a final agreement will be reached. At June 30, 2010, based upon this agreement in principle with the DOJ, the Company estimates the loss related to this matter, including the relator’s individual claims and the relator’s attorney’s cost, to be $2.4 million. This reserve, which is only partially tax deductible, is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheet at December 31, 2009 and June 30, 2010. Based upon the reduction in the reserve, the consolidated statements of operations for the three and six months ended June 30, 2010 include a benefit of $1.9 million recognized in “Operating and administrative expenses.”

10.	Reporting Segments

The Company has four reporting segments: CDI Engineering Solutions (“ES”), Management Recruiters International (“MRI”), CDI AndersElite (“Anders”) and CDI Information Technology Solutions (“ITS”).

Prior to the purchase of substantially all of the assets and certain liabilities of L.R. Kimball on June 28, 2010 (see Note 5 – Acquisition), ES operated principally through the following three key verticals:

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

•

CDI-Government Services (“Government Services”) – Government Services provides a full range of engineering, design and logistics services to the defense industry, particularly in marine design, systems development and military aviation support.

•

CDI-Aerospace (“Aerospace”) – Aerospace provides a full range of engineering, design, project management, professional staffing and outsourcing solutions to both the commercial and military aerospace markets.

Since the purchase of substantially all of the assets and certain liabilities of L.R. Kimball, ES added the following fourth key vertical:

•

CDI-Infrastructure (“Infrastructure”) – Infrastructure provides a full range of architecture, civil and environmental engineering, communication technology and consulting services to governmental, educational and private industry customers, through a network of offices primarily in the mid-Atlantic region.

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

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Segment data is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
ES	$110,197	$118,456	$219,901	$247,011
MRI	15,108	13,233	29,470	27,854
Anders	16,930	25,517	38,482	53,551
ITS	76,747	58,220	141,069	115,662

	$218,982	$215,426	$428,922	$444,078

Operating profit (loss):
ES	$3,094	$3,497	$4,564	$6,946
MRI	1,755	470	3,186	474
Anders	(879)	(1,930)	(1,334)	(3,129)
ITS	2,866	1,879	4,662	3,107
Corporate	(3,685)	(3,667)	(7,663)	(8,102)

	3,151	249	3,415	(704)
Less equity in losses from affiliated companies	417	279	768	581

Total operating profit (loss)	3,568	528	4,183	(123)
Other income (expense), net	(130)	(143)	(78)	116
Equity in losses from affiliated companies	(417)	(279)	(768)	(581)

Earnings (loss) before income taxes	$3,021	$106	$3,337	$(588)

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially all from external customers.

Segment asset data is presented in the table below:

	June 30, 2010	December 31, 2009
Assets:
ES	$175,506	$127,213
MRI	28,866	26,495
Anders	35,727	39,306
ITS	84,142	71,230
Corporate	63,159	110,790

	$387,400	$375,034

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about the Company’s strategies for growth and future financial results (such as revenues, pre-tax profit and tax rates), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by customers in the industries the Company serves; weakness in the financial and capital markets, which may result in the postponement or cancellation of CDI’s customers’ capital projects or the inability of CDI’s customers to pay the Company’s fees; loss of business and other adverse consequences as a result of the UK Office of Fair Trading decision or the Department of Justice investigation; credit risks associated with the Company’s customers; difficulties in integrating the recently-acquired L.R. Kimball operations with the Company; competitive market pressures; the availability and cost of qualified labor; the Company’s level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations; the possibility of incurring liability for the Company’s activities, including the activities of the Company’s temporary employees; the Company’s performance on customer contracts; negative outcome of pending and future claims and litigation; and government policies or judicial decisions adverse to the Company’s businesses. More detailed information about some of these and other risks and uncertainties may be found in the Company’s filings with the SEC, particularly in the “Risk Factors” section in Part 1, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Note on Constant Currency Calculations

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

Executive Overview

On a year-over-year basis, the Company’s second quarter revenue increased by 1.7% (0.9% in constant currency), reflecting signs of a modest recovery in those businesses in which revenue growth historically tends to resume earlier in a typical business recovery cycle. These businesses are generally more dependent on overall growth in GDP and employment rates among college-educated professionals. These businesses include CDI Information Technology Solutions (“ITS”) and Management Recruiters International (“MRI”).

The Company’s ITS segment revenue increased 31.8% over the prior year second quarter driven by account expansions with existing customers, reflecting the investment and improved productivity in sales and recruiting resources, as well as by successful business development efforts across most retail and national accounts. The Company’s MRI segment revenue increased by 14.2% over the prior year second quarter due to increases in royalty, contract staffing and franchise sales revenue, reflecting improved hiring demand for executive, professional, technical and managerial personnel in firms served by MRI’s franchise offices.

The Company’s businesses in which revenue growth historically tends to resume later in a typical business recovery cycle are generally more dependent on capital spending decisions by customers. These businesses include CDI Engineering Solutions (“ES”) and CDI AndersElite (“Anders”).

The Company’s ES segment revenue decreased 7.0% (8.8% in constant currency) versus the prior year second quarter reflecting reduced demand and continued project delays or postponements of capital investments by customers in the Aerospace, Government Services and the Process and Industrial (“P & I”) verticals. Based on second quarter project awards and bid activity, management believes that ES revenue growth could see a moderate rebound in the second half of 2010.

During the second quarter the Company purchased substantially all of the assets and certain liabilities of L. Robert Kimball & Associates, Inc. and two affiliated companies (collectively, “L.R. Kimball”), a professional services firm which provides architecture, civil and environmental engineering, communication technology and consulting services to governmental, educational and private industry customers, through a network of offices primarily in the mid-Atlantic region. See Note 5 – Acquisition in the notes to the consolidated financial statements.

This acquisition was consistent with the Company’s long-term strategic objectives and will broaden both the Company’s service offering portfolio and engineering skill sets. The acquisition should enhance margins through the delivery of higher-value, higher-margin engineering outsourcing services in a new Infrastructure vertical in the Company’s ES segment. Additionally, the acquisition should help mitigate business cyclicality within ES. Finally, the new Infrastructure vertical should benefit from a recovery of long-term capital spending cycle if US industry and governmental entities increase investment to replace and upgrade deteriorated infrastructure assets.

The Company continues to look for additional strategic acquisitions that add skill sets and/or business scale to the Company’s project outsourcing capabilities in the Company’s ES and ITS business segments.

Continued weak demand in the UK construction industry contributed to the Company’s Anders segment’s second quarter 2010 revenue decline of 33.7% (31.6% in constant currency) versus the prior year second quarter. Commercial and public construction projects have been affected by the weak recovery in UK economy and by significant cuts in government spending. This, in turn, has reduced hiring demand in virtually all industries served by Anders. However, Anders is beginning to see signs of increased permanent placement demand in Australia driven by the natural resources and extraction industries.

The Company’s consolidated gross profit dollars for the second quarter increased by 1.0% versus the prior year second quarter, primarily due to revenue growth. Gross profit margins decreased from 20.6% in the second quarter of 2009 to 20.4% in 2010, due to a change in service mix with lower margin staffing services becoming a larger part of total revenue.

For the quarter ended June 30, 2010, the Company reported net income of $2.6 million, or $0.13 per diluted share, on revenue of $219.0 million versus $0.1 million in net income, or $0.00 per diluted share, on revenue of $215.4 million in the prior year second quarter.

Second quarter 2010 results include a reserve reduction of $1.9 million related to an agreement in principle on the financial terms of a settlement in the US Department of Justice (“DOJ”) matter (see Note 9 – Commitments, Contingencies and Legal Proceedings in the notes to the consolidated financial statements). This benefit was partially offset by second quarter pre-tax charges of $0.4 million for severance and real estate exit costs and $0.1 million in acquisition-related costs associated with the June 28, 2010 purchase of substantially all of the assets and certain liabilities of L.R. Kimball.

If market conditions continue to improve into the second half of 2010, the Company believes that, due to previous cost reduction efforts, potential revenue growth could produce meaningful operating leverage.

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

During the second quarter of 2010, the Company’s operating profit margin was 1.6% as compared to 0.3% during the second quarter of 2009. This improvement is the result of the increase in revenue, the reserve reduction of $1.9 million for the DOJ matter and the positive impact of the Company’s cost reduction initiatives.

Although the second quarter of 2010 operating profit was positive and improved from the prior year second quarter, the Company’s reported RONA was (7.1)% for the second quarter of 2010 as compared to 2.2% during the second quarter of 2009. This reflects the lagging nature of the calculation, which incorporates the preceding three quarters’ performance, which included operating losses.

The VCM metric for the second quarter of 2010 is 85.5%, reflecting the impact of the reserve reduction of $1.9 million for the DOJ matter and operating leverage from the Company’s cost reduction initiatives. The VCM metric for the second quarter of 2009 is not considered to be meaningful because operating profit and revenue did not grow in the 2009 reporting period.

Consolidated Results of Operations for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009

The table that follows presents changes in revenue by service type along with selected financial information and some key metrics for the three months ended June 30, 2010 and 2009:

Consolidated

	Three months ended June 30,				Increase (Decrease)
(in thousands)	2010	% of Total Revenue	2009	% of Total Revenue	$	%
Revenue
Staffing services	$159,334	72.8%	$149,814	69.5%	$9,520	6.4%
Project outsourcing services	54,346	24.8	60,214	28.0	(5,868)	(9.7)
Professional services	5,302	2.4	5,398	2.5	(96)	(1.8)

	$218,982	100.0%	$215,426	100.0%	$3,556	1.7%

Gross profit	$44,703	20.4%	$44,279	20.6%	$424	1.0%
Operating and administrative expenses	41,135	18.8	43,751	20.3	(2,616)	(6.0)
Operating profit	3,568	1.6	528	0.3	3,040	575.8
Net income attributable to CDI	$2,590	1.2%	$59	—%	$2,531	4,289.8%
Cash flow (used in) provided by operations	$(10,981)		$10,056		$(21,037)	(209.2)%
Effective income tax rate	14.0%		47.2%
After-tax return on shareholders’ equity (1)	(5.9)%		1.1%
Pre-tax return on net assets(2)	(7.1)%		2.2%
Variable contribution margin(3)	85.5%		NM

(1)	Net income attributable to CDI for the current quarter combined with the income (loss) attributable to CDI from the three preceding quarters, divided by the average CDI shareholders’ equity at the beginning and end of that four quarter period.

(2)	Earnings before income taxes for the current quarter combined with the earnings (loss) before income taxes from the three preceding quarters, divided by the average net assets at the beginning and end of that four quarter period. Net assets include total assets minus total liabilities excluding cash and cash equivalents and income tax accounts.

(3)	Year-over-year growth in operating profit divided by year-over-year growth in revenues. The calculation for 2009 is not meaningful (NM) because operating profit and/or revenue did not grow for the reporting period presented.

Revenue increased 1.7% (0.9% in constant currency) for the second quarter of 2010 as compared to the second quarter of 2009. ITS experienced increased staffing and project outsourcing services revenue, primarily due to account expansions with existing customers, reflecting the investment and improved productivity in sales and recruiting resources, as well as by business development efforts across most retail and national accounts. MRI also experienced growth in staffing revenue, due to several business wins from franchisees growing their staffing services, and in professional services revenue, primarily due to increased royalties.

These increases were partially offset by declines in ES revenue, which were influenced by the uneven economic recovery and continued uncertainty in the energy sector. This resulted in reduced demand and delayed or cancelled projects with oil and gas, refining, chemical and specialty chemical and commercial aviation customers and reduced revenue from permanent placement. Anders experienced continued declines in staffing services, primarily due to weak demand in the UK construction industry which caused decreases in the volume of staffing projects.

Gross profit increased slightly for the second quarter of 2010 as compared to the second quarter of 2009 primarily due to the increase in revenue. Gross profit margin decreased slightly due to the change in revenue mix, with lower-margin staffing becoming a larger portion of total revenue, and the decline of higher-margin project outsourcing revenue.

Consolidated operating and administrative expenses decreased for the second quarter of 2010 as compared to the second quarter of 2009, primarily due to a reserve reduction of $1.9 million related to an agreement in principle on the financial terms of a settlement in the DOJ matter (see Note 9 – Commitments, Contingencies and Legal Proceedings in the notes to the consolidated financial statements). This benefit was partially offset by second quarter pre-tax charges of $0.4 million for severance and real estate exit costs and $0.1 million in acquisition-related costs associated with the June 28, 2010 purchase of substantially all of the assets and certain liabilities of L.R. Kimball. The second quarter of 2009 included $0.7 million of severance and real estate exit costs.

Operating profit increased for the second quarter of 2010 as compared to the second quarter of 2009 and operating profit margin increased from 0.3% to 1.6% due to increases in revenue, in addition to the reserve reduction of $1.9 million related to the DOJ matter and the cost reduction measures noted above. These were partially offset by the $0.4 million of severance and real estate exit costs and the $0.1 million in acquisition-related costs noted above.

The Company’s effective income tax rate was 14.0% for the second quarter of 2010 as compared to 47.2% for the second quarter of 2009. The effective income tax rate for 2010 was favorably impacted primarily by the reduction in the reserve for the DOJ matter, which is largely not tax deductible. The income tax rate in 2009 was unfavorably impacted by provisions for state and foreign taxes and projected losses in foreign jurisdictions on which no tax benefit had been recognized or on which the tax benefit was recognized at tax rates lower than the US rate.

Consolidated Results of Operations for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009

The table that follows presents changes in revenue by service type along with selected financial information and some key metrics for the six months ended June 30, 2010 and 2009:

Consolidated

	Six months ended June 30,				Increase (Decrease)
(in thousands)	2010	% of Total Revenue	2009	% of Total Revenue	$	%
Revenue
Staffing services	$310,154	72.3%	$307,205	69.2%	$ 2,949	1.0%
Project outsourcing services	108,240	25.2	125,737	28.3	(17,497)	(13.9)
Professional services	10,528	2.5	11,136	2.5	(608)	(5.5)

	$428,922	100.0%	$444,078	100.0%	$ (15,156)	(3.4)%

Gross profit	$86,210	20.1%	$91,706	20.7%	$ (5,496)	(6.0)%
Operating and administrative expenses	82,027	19.1	91,829	20.7	(9,802)	(10.7)
Operating profit (loss)	4,183	1.0	(123)	—	4,306	3,500.8
Net income (loss) attributable to CDI	$2,399	0.6%	$(861)	(0.2)%	$ 3,260	378.6%
Cash flow (used in) provided by operations	$(2,357)		$19,757		$ (22,114)	(111.9)%
Effective income tax rate	27.7%		$(46.9)%
Variable contribution margin(1)	NM		NM

(1)	Year-over-year growth in operating profit divided by year-over-year growth in revenues. The calculations for the periods presented are not meaningful (NM) because operating profit and/or revenue did not grow for either of the two reporting periods presented.

Revenue declined 3.4% (5.2% in constant currency) for the first six months of 2010 as compared to the first six months of 2009. ES experienced a continued decline in revenue influenced by the uneven economic recovery and continued uncertainty in the energy sector. This resulted in reduced demand and delayed or cancelled projects with oil and gas, refining, chemical and specialty chemical and commercial aviation customers and reduced revenue from permanent placement. Anders experienced continued declines in staffing services, primarily due to weak demand in the UK construction industry, which caused decreases in the volume of staffing demand.

These declines were partially offset by increased staffing and project outsourcing services revenue from ITS, primarily due to account expansions with existing customers, reflecting the investment and improved productivity in sales and recruiting resources, as well as by business development efforts across most retail and national accounts. MRI also experienced growth in its staffing business due to several business wins from franchisees growing their staffing services and in its professional services revenue, primarily due to increased royalties.

Gross profit decreased for the first six months of 2010 as compared to the first six months of 2009 primarily due to declines in revenue. Gross profit margin decreased due to the change in revenue mix, with lower-margin staffing becoming a larger portion of total revenue, and the decline of higher-margin project outsourcing revenue.

Consolidated operating and administrative expenses decreased for the first six months of 2010 as compared to the first six months of 2009, primarily due to cost reduction initiatives taken through the second quarter of 2010 and the reserve reduction of $1.9 million related to an agreement in principle on the financial terms of a settlement in the DOJ matter. This benefit was partially offset by second quarter pre-tax charges of $0.4 million for severance and real estate exit costs and $0.1 million in acquisition-related costs associated with the June 28, 2010 purchase of substantially all of the assets and certain liabilities of L.R. Kimball. The first six months of 2009 included $2.0 million of severance and real estate exit costs.

Operating profit (loss) increased for the first six months of 2010 as compared to the first six months of 2009 and operating profit (loss) margin increased from (0.0)% to 1.0% primarily due to increased revenue in the second quarter, in addition to the reserve reduction of $1.9 million related to the DOJ matter and the cost reduction measures noted above. These were partially offset by the $0.4 million of severance and real estate exit costs noted above.

The Company’s effective income tax rate was 27.7% for the first six months of 2010 as compared to (46.9)% for the first six months of 2009. The effective income tax rate for 2010 was favorably impacted primarily by the reduction in the reserve for the DOJ matter, which is largely not tax deductible, partially offset by adjustments to deferred tax assets and related tax expense for previously issued and unexercised stock options that expired during the period, as well as other valuation differences for stock awards. The income tax rate for 2009 was unfavorably impacted by projected losses in foreign jurisdictions on which no tax benefit had been recognized or on which the tax benefit was recognized at tax rates lower than the US rate, an increase related to uncertain tax positions and an adjustment to income taxes payable.

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

Success of the ES business strategy is dependent upon maintaining and renewing its existing customers or contracts, continued capital spending by its major engineering customers, the ability to win new contract awards and accounts and the availability of labor at a reasonable cost. ES increased its investment in business development personnel during the second quarter of 2010. In addition, ES is strategically engaging in global arrangements to lower its labor costs for customers, to access a broader talent pool and to provide worldwide servicing capabilities for its global customers. As part of this initiative, the Company’s joint venture in Mexico commenced operations during the second quarter of 2009.

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

Key Performance Indicators

ES assesses its performance by monitoring a number of key performance indicators, which include revenue, new contract wins, account growth, contract renewals, gross profit dollars, gross profit margin, operating profit, operating profit margin and return on net assets.

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

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ES for the three months ended June 30, 2010 and 2009:

ES

	Three months ended June 30,
	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$63,398	57.6%	$63,353	53.5%	$45	0.1%
Project outsourcing services	46,542	42.2	53,796	45.4	(7,254)	(13.5)
Professional services	257	0.2	1,307	1.1	(1,050)	(80.3)

	110,197	100.0	118,456	100.0	(8,259)	(7.0)
Cost of services	89,822	81.5	95,191	80.4	(5,369)	(5.6)

Gross profit	20,375	18.5	23,265	19.6	(2,890)	(12.4)
Operating and administrative expenses	17,281	15.7	19,768	16.6	(2,487)	(12.6)

Operating profit	$3,094	2.8%	$3,497	3.0%	$(403)	(11.5)%

ES’s revenue decreased during the second quarter of 2010 as compared to the second quarter of 2009 primarily due to:

•

The uneven economic recovery and continued uncertainty in the energy sector, which resulted in reduced demand and delayed or cancelled projects with oil and gas, refining, chemical and specialty chemical and commercial aviation customers;

•	Project stoppage due to a budget funding gap in a defense project in project outsourcing services in the Government Services vertical in combination with customer delays in other projects; and

•	Declines in professional services related to the completion of a customer contract and declines in customers’ hiring.

The decreases listed above were partially offset by increases in work performed on several US Navy shipbuilding, ship design and refurbishment projects and a slight increase in staffing services, driven by increases in certain staffing projects as companies proceeded with maintenance activities as the economy slowly improved.

ES’s gross profit dollars decreased during the second quarter of 2010 as compared to the second quarter of 2009 primarily due to declines in revenue. Gross profit margin decreased due to the change in revenue mix, with lower-margin staffing becoming a larger portion of total revenue, as well as the decline in higher-margin revenue from professional services.

ES’s operating and administrative expenses decreased during the second quarter of 2010 as compared to the second quarter of 2009 primarily due to decreased headcount, as well as other cost reduction initiatives taken through the second quarter of 2010 and a reserve reduction of $1.9 million related to an agreement in principle on the financial terms of a settlement in the DOJ matter (see Note 9 – Commitments, Contingencies and Legal Proceedings in the notes to the consolidated financial statements). These were partially offset by $0.3 of severance and real estate exit costs in the second quarter of 2010. The second quarter of 2009 included $0.3 million of severance costs.

ES’s operating profit declined during the second quarter of 2010 as compared to the second quarter of 2009 primarily due to the decrease in revenue and a decrease in higher margin project outsourcing services, partially offset by decreased operating and administrative expenses related to the cost reduction activities mentioned above.

The following table presents changes in revenue for each of ES’s verticals for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
CDI-P & I (1)	$77,476	70.3%	$81,963	69.2%	$(4,487)	(5.5)%
CDI-Government Services	19,801	18.0	22,163	18.7	(2,362)	(10.7)
CDI-Aerospace (1)	12,227	11.1	14,330	12.1	(2,103)	(14.7)
CDI-Infrastructure	693	0.6	—	—	693	NM

	$110,197	100.0%	$118,456	100.0%	$(8,259)	(7.0)%

(1)	Revenue for 2009 has been reclassified to conform to the 2010 presentation.

The P & I vertical provides a full range of engineering, project management, design, professional staffing and outsourcing solutions to firms in oil, gas, refining, alternative energy, power generation and energy transmission, nuclear, chemical and heavy manufacturing industries. Typically, these customers are large, multi-national companies that use multiple service providers. In addition, P & I offers facility design, project management, engineering, professional staffing and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries. Contracts are awarded based on the ability to meet the specific requirements of each individual project. Revenue in the P & I vertical decreased during the second quarter of 2010 as compared to second quarter of 2009 due to the completion of certain staffing projects in Canada and decreases in project outsourcing services due to the uneven economic recovery and continued uncertainty in the energy sector, resulting in delayed or cancelled projects with oil and gas, refining, chemical and specialty chemical customers.

The Government Services vertical provides a full range of engineering, design and logistics services to the defense industry, particularly in marine design, systems development and military aviation support. Revenue decreased within the Government Services vertical during the second quarter of 2010 as compared to second quarter of 2009 primarily due to project stoppage due to a budget funding gap in a large project in combination with customer delays in other projects, partially offset by continuing work on several US Navy shipbuilding, ship design and refurbishment projects.

The Aerospace vertical provides a full range of engineering, design, project management, professional engineering staffing and outsourcing solutions to both the commercial and military aerospace markets. Revenue within the Aerospace vertical decreased during the second quarter of 2010 as compared to second quarter of 2009, primarily as a result of continued weak demand from the commercial aviation industry.

The Infrastructure vertical provides a full range of architecture, civil and environmental engineering, communication technology and consulting services to governmental, educational and private industry customers, through a network of offices primarily in the mid-Atlantic region. This vertical was established in the second quarter with the June 28, 2010 purchase of substantially all of the assets and certain liabilities of L.R. Kimball. The results of L.R. Kimball are included in the vertical from the date of acquisition through June 30, 2010.

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ES for the six months ended June 30, 2010 and 2009:

ES

	Six months ended June 30,
	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$126,228	57.4%	$131,675	53.3%	$(5,447)	(4.1)%
Project outsourcing services	93,127	42.4	113,111	45.8	(19,984)	(17.7)
Professional services	546	0.2	2,225	0.9	(1,679)	(75.5)

	219,901	100.0	247,011	100.0	(27,110)	(11.0)
Cost of services	180,099	81.9	198,579	80.4	(18,480)	(9.3)

Gross profit	39,802	18.1	48,432	19.6	(8,630)	(17.8)
Operating and administrative expenses	35,238	16.0	41,486	16.8	(6,248)	(15.1)

Operating profit	$4,564	2.1%	$6,946	2.8%	$(2,382)	(34.3)%

ES’s revenue decreased during the first six months of 2010 as compared to the first six months of 2009 primarily due to:

•

The uneven economic recovery and continued uncertainty in the energy sector, which resulted in reduced demand and delayed or cancelled projects with oil and gas, refining, chemical and specialty chemical, alternative energy and commercial aviation customers;

•	Project stoppage due to a budget funding gap in a defense project in project outsourcing services in the Government Services vertical in combination with customer delays in other projects; and

•	Declines in professional services related to the completion of a customer contract and declines in customers’ hiring.

The decreases listed above were partially offset by increases in work performed on several US Navy shipbuilding, ship design and refurbishment projects and increases in certain staffing projects as companies proceeded with maintenance activities as the economy slowly improved.

ES’s gross profit dollars decreased during the first six months of 2010 as compared to the first six months of 2009 primarily due to declines in revenue. Gross profit margin decreased due to the change in revenue mix, with lower-margin staffing becoming a larger portion of total revenue, as well as the decline in higher-margin revenue from professional services.

ES’s operating and administrative expenses decreased during the first six months of 2010 as compared to the first six months of 2009 primarily due to decreased headcount, as well as other cost reduction initiatives taken through the second quarter of 2010 and the reserve reduction of $1.9 million related to an agreement in principle on the financial terms of a settlement in the DOJ matter. These were partially offset by $0.1 million of acquisition-related costs and $0.3 of severance and real estate exit costs in the second quarter of 2010. The first six months of 2009 included $1.1 million of severance and real estate exit costs.

ES’s operating profit declined during the first six months of 2010 as compared to the first six months of 2009 primarily due to the decrease in revenue and a decrease in higher margin project outsourcing services, partially offset by decreased operating and administrative expenses related to the cost reduction activities mentioned above.

The following table presents changes in revenue for each of ES’s verticals for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
CDI-P & I (1)	$ 155,098	70.6%	$173,642	70.3%	$ (18,544)	(10.7)%
CDI-Government Services	39,859	18.1	44,057	17.8	(4,198)	(9.5)
CDI-Aerospace (1)	24,251	11.0	29,312	11.9	(5,061)	(17.3)
CDI-Infrastructure	693	0.3	—	—	693	NM

	$ 219,901	100.0%	$247,011	100.0%	$ (27,110)	(11.0)%

(1)	Revenue for 2009 has been reclassified to conform to the 2010 presentation.

The P & I vertical provides a full range of engineering, project management, design, professional staffing and outsourcing solutions to firms in oil, gas, refining, alternative energy, power generation and energy transmission, nuclear, chemical and heavy manufacturing industries. Typically, these customers are large, multi-national companies that use multiple service providers. In addition, P & I offers facility design, project management, engineering, professional staffing and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries. Contracts are awarded based on the ability to meet the specific requirements of each individual project. Revenue in the P & I vertical decreased during the first six months of 2010 as compared to first six months of 2009 due to the completion of certain staffing projects in Canada and decreases in project outsourcing services caused by the uneven economic recovery and continued uncertainty in the energy sector, resulting in delayed or cancelled projects with oil and gas, refining, chemical and specialty chemical and alternative energy customers.

The Government Services vertical provides a full range of engineering, design and logistics services to the defense industry, particularly in marine design, systems development and military aviation support. Revenue decreased within the Government Services vertical during the first six months of 2010 as compared to first six months of 2009 primarily due to project stoppage due to a budget funding gap in a large project in combination with customer delays in other projects, partially offset by continuing work on several US Navy shipbuilding, ship design and refurbishment projects.

The Aerospace vertical provides a full range of engineering, design, project management, professional engineering staffing and outsourcing solutions to both the commercial and military aerospace markets. Revenue within the Aerospace vertical decreased during the first six months of 2010 as compared to first six months of 2009, primarily as a result of continued weak demand from the commercial aviation industry.

The Infrastructure vertical provides a full range of architecture, civil and environmental engineering, communication technology and consulting services to governmental, educational and private industry customers, through a network of offices primarily in the mid-Atlantic region. This vertical was established in the second quarter with the June 28, 2010 purchase of substantially all of the assets and certain liabilities of L.R. Kimball. The results of L.R. Kimball are included in the vertical from the date of acquisition through June 30, 2010.

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

Key Performance Indicators

MRI assesses its performance by monitoring a number of key performance indicators, which include billings, royalties, number of franchise offices, franchise sales, billable hours, revenue, gross profit dollars, gross profit margin, operating profit, operating profit margin and return on net assets.

Billings measure the relative success of franchisee sales and recruiting efforts. Permanent placements are driven by customer demand for mid-to-upper level managerial, professional and sales candidates. This demand provides more opportunities for franchisees to make permanent placements, which lead to increases in franchisee billings and, consequently, royalty revenues to MRI. Growth in the number of franchise offices provides more opportunity to satisfy this customer demand and over time leads to growth in royalties.

The number of franchise offices measures MRI’s overall market penetration and franchise sales measure MRI’s ability to expand its market reach. MRI gauges the strength of its franchise sales program by monitoring the number of referrals, sales presentations and sales, closing percentage and the success of the franchisees.

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

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended June 30, 2010 and 2009:

MRI

	Three months ended June 30,
	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$11,087	73.4%	$9,749	73.7%	$1,338	13.7%
Professional services	4,021	26.6	3,484	26.3	537	15.4

	15,108	100.0	13,233	100.0	1,875	14.2
Cost of services	7,091	46.9	6,735	50.9	356	5.3

Gross profit	8,017	53.1	6,498	49.1	1,519	23.4
Operating and administrative expenses	6,262	41.5	6,028	45.5	234	3.9

Operating profit	$1,755	11.6%	$470	3.6%	$1,285	273.4%

MRI’s staffing revenue increased for the second quarter of 2010 as compared to the second quarter of 2009 due to several business wins, resulting from franchisees growing their staffing services. The increase in professional services revenue was primarily due to increased royalties.

MRI’s gross profit dollars increased for the second quarter of 2010 as compared to the second quarter of 2009 primarily due to increases in revenue. Gross profit margin increased primarily due to both increases in higher-margin professional services revenue and growth in certain higher-margin staffing accounts.

MRI’s operating and administrative expenses increased during the second quarter of 2010 as compared to the second quarter of 2009 primarily due to increases in commission costs related to the increased business volumes in staffing services, partially offset by savings realized from cost reduction measures taken throughout 2009 and into the first half of 2010. There was $0.1 million of severance costs in the second quarter of 2009.

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the six months ended June 30, 2010 and 2009:

MRI

	Six months ended June 30,
	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$21,598	73.3%	$20,633	74.1%	$965	4.7%
Professional services	7,872	26.7	7,221	25.9	651	9.0

	29,470	100.0	27,854	100.0	1,616	5.8
Cost of services	14,203	48.2	14,301	51.3	(98)	(0.7)

Gross profit	15,267	51.8	13,553	48.7	1,714	12.6
Operating and administrative expenses	12,081	41.0	13,079	47.0	(998)	(7.6)

Operating profit	$3,186	10.8%	$474	1.7%	$2,712	572.2%

MRI’s staffing revenue increased for the first six months of 2010 as compared to the first six months of 2009 due to several business wins in the second quarter, resulting from franchisees growing their staffing services. The increase in professional services revenue was due to increased franchise sales during 2010 and increased royalties.

MRI’s gross profit dollars increased for the first six months of 2010 as compared to the first six months of 2009 primarily due to increases in revenue. Gross profit margin increased primarily due to the increases in higher-margin professional services revenue, as well as growth in certain higher-margin staffing accounts.

MRI’s operating and administrative expenses decreased during the first six months of 2010 as compared to the first six months of 2009 primarily due to:

•

Decreased headcount and other savings realized from cost reduction measures taken throughout 2009 and into the first six months of 2010, partially offset by increases in commission costs related to the increased business volumes in staffing services;

•

Absence of $0.3 million of severance costs and legal fees associated with the termination of the Company’s master franchise agreement with MRI Worldwide Network, Limited in the first six months of 2009; and

•	Smaller bad debt reserves related to domestic franchises.

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

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating loss for Anders for the three months ended June 30, 2010 and 2009 in US dollars:

Anders

	Three months ended June 30,
	2010		2009		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$16,026	94.7%	$24,979	97.9%	$(8,953)	(35.8)%
Professional services	904	5.3	538	2.1	366	68.0

	16,930	100.0	25,517	100.0	(8,587)	(33.7)
Cost of services	13,788	81.4	21,563	84.5	(7,775)	(36.1)

Gross profit	3,142	18.6	3,954	15.5	(812)	(20.5)
Operating and administrative expenses	4,021	23.8	5,884	23.1	(1,863)	(31.7)

Operating loss	$(879)	(5.2)%	$(1,930)	(7.6)%	$1,051	(54.5)%

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating loss for Anders for the six months ended June 30, 2010 and 2009 in US dollars:

Anders

	Six months ended June 30,
	2010		2009		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$36,683	95.3%	$52,036	97.2%	$(15,353)	(29.5)%
Professional services	1,799	4.7	1,515	2.8	284	18.7

	38,482	100.0	53,551	100.0	(15,069)	(28.1)
Cost of services	31,619	82.2	44,698	83.5	(13,079)	(29.3)

Gross profit	6,863	17.8	8,853	16.5	(1,990)	(22.5)
Operating and administrative expenses	8,197	21.3	11,982	22.3	(3,785)	(31.6)

Operating loss	$(1,334)	(3.5)%	$(3,129)	(5.8)%	$1,795	(57.4)%

To more effectively discuss the comparative results of operations for the three months ended June 30, 2010 and 2009, the following table presents Anders’ results on a constant currency basis (i.e. British pounds):

Anders

	Three months ended June 30,
	2010		2009		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£10,729	94.7%	£16,222	97.9%	£(5,493)	(33.9)%
Professional services	606	5.3	356	2.1	250	70.2

	11,335	100.0	16,578	100.0	(5,243)	(31.6)
Cost of services	9,231	81.4	14,003	84.5	(4,772)	(34.1)

Gross profit	2,104	18.6	2,575	15.5	(471)	(18.3)
Operating and administrative expenses	2,688	23.8	3,831	23.1	(1,143)	(29.8)

Operating loss	£(584)	(5.2)%	£(1,256)	(7.6)%	£672	(53.5)%

Anders’ staffing services revenue decreased during the second quarter of 2010 as compared to the second quarter of 2009 primarily due to continued weak demand in the UK construction industry, which resulted in decreases in staffing demand. The increase in professional services revenue was primarily due to growth in the Australian natural resources market for permanent placement services.

Anders’ gross profit pounds decreased during the second quarter of 2010 as compared to the second quarter of 2009 primarily due to the decline in revenue. Gross profit margin increased during the second quarter of 2010 as compared to the second quarter of 2009 primarily due to a change in mix as higher-margin professional services revenue was a larger portion of total revenue than in the prior year.

Anders’ operating and administrative expenses decreased during the second quarter of 2010 as compared to the second quarter of 2009 primarily due to decreases in salaries and variable compensation related to cost reduction measures taken throughout 2009 and early 2010. These cost reduction measures, such as decreases in headcount and office downsizing, included structural changes and operational alignment with lower business volumes.

Anders’ operating loss decreased during the second quarter of 2010 as compared to second quarter of 2009 due to the decrease in operating and administrative expenses exceeding the smaller reduction in gross profit. The cost reduction activities taken throughout 2009 and early 2010 have provided savings in the second quarter of 2010 and Anders expects to continue to realize savings from these actions in the coming quarters.

To more effectively discuss the comparative results of operations for the six months ended June 30, 2010 and 2009, the following table presents Anders’ results on a constant currency basis (i.e. British pounds):

Anders

	Six months ended June 30,
	2010		2009		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£23,951	95.3%	£35,215	97.2%	£(11,264)	(32.0)%
Professional services	1,179	4.7	1,045	2.8	134	12.8

	25,130	100.0	36,260	100.0	(11,130)	(30.7)
Cost of services	20,643	82.2	30,243	83.5	(9,600)	(31.7)

Gross profit	4,487	17.8	6,017	16.5	(1,530)	(25.4)
Operating and administrative expenses	5,356	21.3	8,111	22.3	(2,755)	(34.0)

Operating loss	£(869)	(3.5)%	£(2,094)	(5.8)%	£1,225	(58.5)%

Anders’ staffing services revenue decreased during the first six months of 2010 as compared to the first six months of 2009 primarily due to weak demand in the UK construction industry, which resulted in decreases in staffing demand. The increase in professional services revenue was primarily due to growth in the Australian natural resources market for permanent placement services.

Anders’ gross profit pounds decreased during the first six months of 2010 as compared to the first six months of 2009 primarily due to the decline in revenue. Gross profit margin increased during the first six months of 2010 as compared to the first six months of 2009 primarily due to a change in mix as higher-margin professional services revenue was a larger portion of total revenue than in the prior year.

Anders’ operating and administrative expenses decreased during the first six months of 2010 as compared to the first six months of 2009 primarily due to decreases in salaries and variable compensation related to cost reduction measures taken throughout 2009 and early 2010. These cost reduction measures, such as decreases in headcount and office downsizing, included structural changes and operational alignment with lower business volumes.

Anders’ operating loss decreased during the first six months of 2010 as compared to first six months of 2009 due to the decrease in operating and administrative expenses exceeding the smaller reduction in gross profit. The cost reduction activities taken throughout 2009 and early 2010 have provided the savings in the first six months of 2010 and Anders expects to continue to realize savings from these actions in the coming quarters.

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

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ITS for the three months ended June 30, 2010 and 2009:

ITS

	Three months ended June 30,
	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$ 68,823	89.6%	$ 51,733	88.9%	$ 17,090	33.0%
Project outsourcing services	7,804	10.2	6,418	11.0	1,386	21.6
Professional services	120	0.2	69	0.1	51	73.9

	76,747	100.0	58,220	100.0	18,527	31.8
Cost of services	63,578	82.8	47,658	81.9	15,920	33.4

Gross profit	13,169	17.2	10,562	18.1	2,607	24.7
Operating and administrative expenses	10,303	13.5	8,683	14.9	1,620	18.7

Operating profit	$ 2,866	3.7%	$ 1,879	3.2%	$ 987	52.5%

ITS’s revenue increased for the second quarter of 2010 as compared to the second quarter of 2009 due to increases in staffing services, primarily due to account expansions with existing customers, reflecting the Company’s investment and improved productivity in sales and recruiting resources, as well as by business development efforts across most retail and national accounts. ITS revenue also increased due to increases in project outsourcing related to several account expansions and professional services revenue, reflecting higher permanent placement opportunities.

ITS’s gross profit dollars increased during the second quarter of 2010 as compared to the second quarter of 2009, primarily due to increases in revenue. ITS’s gross profit margin was lower due to increased business volumes with a lower-margin staffing customer and pricing discounts associated with higher business volumes, as well as the mix of business, with lower-margin staffing increasing as a portion of total revenue.

ITS’s operating and administrative expenses increased during the second quarter of 2010 as compared to the second quarter of 2009 primarily due to increased sales, recruiting and commission costs related to expansions in business volumes, partially offset by cost reduction measures taken throughout 2009. The second quarter of 2009 included $0.1 million of severance costs.

ITS’s operating profit increased during the second quarter of 2010 as compared to the second quarter of 2009 primarily due to increased business volumes.

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ITS for the six months ended June 30, 2010 and 2009:

ITS

	Six months ended June 30,
	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$ 125,645	89.1%	$ 102,861	88.9%	$ 22,784	22.2%
Project outsourcing services	15,113	10.7	12,626	10.9	2,487	19.7
Professional services	311	0.2	175	0.2	136	77.7

	141,069	100.0	115,662	100.0	25,407	22.0
Cost of services	116,791	82.8	94,794	82.0	21,997	23.2

Gross profit	24,278	17.2	20,868	18.0	3,410	16.3
Operating and administrative expenses	19,616	13.9	17,761	15.3	1,855	10.4

Operating profit	$ 4,662	3.3%	$ 3,107	2.7%	$ 1,555	50.0%

ITS’s revenue increased for the first six months of 2010 as compared to the first six months of 2009 primarily due to increases in staffing services, primarily due to account expansions with existing customers, reflecting the Company’s investment and improved productivity in sales and recruiting resources, as well as by business development efforts across most retail and national accounts. ITS revenue also increased due to increases in project outsourcing related to several account expansions and professional services revenue, reflecting higher permanent placement opportunities.

ITS’s gross profit dollars increased during the first six months of 2010 as compared to the first six months of 2009, primarily due to increases in revenue. ITS’s gross profit margin was lower due to increased business volumes with a lower-margin staffing customer and pricing discounts associated with higher business volumes.

ITS’s operating and administrative expenses increased during the first six months of 2010 as compared to the first six months of 2009 primarily due to increased sales, recruiting and commission costs related to expansions in business volumes, partially offset by cost reduction measures taken throughout 2009. The first six months of 2009 included $0.3 million of severance costs.

ITS’s operating profit increased during the first six months of 2010 as compared to the first six months of 2009 primarily due to increased business volumes.

Corporate

Corporate expenses totaled $3.7 million in the second quarter of 2010 and 2009. Corporate expenses totaled $7.7 million in the first six months of 2010 as compared to $8.1 million in the first six months of 2009. The decrease of $0.4 million was principally the result of cost reduction measures taken by the Company throughout 2009.

Liquidity and Capital Resources

The following table summarizes the net cash provided by (used in) for the major captions from the Company’s consolidated statements of cash flows:

	Six months ended June 30,
(in thousands)	2010	2009
Operating Activities	$(2,357)	$19,757
Investing Activities	(37,100)	(3,672)
Financing Activities	(6,495)	(3,013)

Operating Activities

During the first six months of 2010, net cash used by operating activities was $2.4 million, despite net income of $2.4 million. The negative cash flow reflects higher working capital requirements, primarily due to increases in accounts receivable, reflecting growth in select large national accounts whose contract provisions include longer payment terms, partially offset by increases in accounts payable and accrued expenses and other current liabilities.

Operating cash flow was lower than the prior year by $22.1 million, primarily due to higher working capital requirements of $26.1 million in the first six months of 2010, reflecting increases in accounts receivable, partially offset by an improvement in earnings of $3.3 million and increases in accounts payable and accrued expenses and other current liabilities.

Investing Activities

Net cash used in investing activities of $37.1 million increased by $33.4 million during the first six months of 2010, as compared to the same period in 2009. On June 28, 2010, the Company purchased substantially all of the assets and certain liabilities of L.R. Kimball, an architecture and engineering services company, for $34.0 million, which is subject to earnout and working capital adjustments. Other investing activities consisted primarily of purchases of fixed assets. During 2010, capital expenditures totaled $2.9 million, as compared to $3.9 million in 2009. The decrease in capital spending was primarily due to the absence of computer software and hardware investments for an ITS project outsourcing customer contract in 2009. In 2009, capital expenditures also related to implementation of a financial system upgrade and software purchases in the Aerospace vertical of ES. Capital spending in 2010 related primarily to computer hardware and software purchases in the Aerospace vertical of ES and the Company’s shared service center. In 2010, the Company also reacquired $0.3 million of certain franchise rights in its MRI reporting segment.

Financing Activities

Net cash used in financing activities of $6.5 million increased by $3.5 million during the first six months of 2010, as compared to the same period in 2009. The increase in cash used was due to a decrease in cash overdraft accounts. The Company paid shareholders dividends totaling $5.0 million and $4.9 million in 2010 and 2009, respectively. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements. The Company did not repurchase any shares of its common stock under the repurchase program in 2010 or 2009. As of June 30, 2010, there remained an outstanding authorization to repurchase approximately $20.0 million of outstanding common stock.

Summary

The Company’s business model is expected to generate positive cash flow over the business cycle. However, changes in level of business activity, and to a lesser extent, seasonality, do impact working capital needs and cash flow. In addition, the uncertain global economy could continue to cause delays in customer payments which could lead to a slower collections process, causing a temporary decline in operating cash flow. While there is no assurance, management believes that the Company’s current cash balances and funds generated from operations will be sufficient to support currently anticipated Company growth and ongoing capital needs.

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

During the first quarter of 2009, the Company entered into zero cost collar option contracts (“options”) to hedge portions of its British pounds sterling and Canadian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and had a range of foreign exchange rates, which provided a hedge against foreign results translated at rates outside the range. These options did not have a premium and expired respectively at the end of the first, second and third quarters in 2009. These instruments were accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses were reflected in current earnings, while the impact of translating the foreign based income into US dollars was recognized throughout the year. (See Note 4 – Derivative Instruments for additional information in the notes to the consolidated financial statements.) For the six months ended June 30, 2009, the Company recorded a net loss of $64 thousand related to these options, consisting of a realized loss of $46 thousand and an unrealized loss of $18 thousand. The net gains were recorded in other income (expense), net in the consolidated statements of operations. The Company did not enter into any option contracts in 2010.

The Company’s cash balances are primarily invested in money market investments primarily at variable rates. Due to the Company’s cash balance, interest rate fluctuations will affect the Company’s return on its investments.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In its decision, the OFT stated that it made a finding that Anders did violate the UK Competition Act of 1998 and imposed a fine of $12.3 million for the violations, which is non-tax deductible. The Company recorded a charge for the full amount of the fine in the third quarter of 2009. The Company is appealing the OFT decision. No payment has been made pending the outcome of the appeal and the reserve is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheets at December 31, 2009 and June 30, 2010.

Investigation by the US Department of Justice

In August 2009, the Civil Division of the US Department of Justice (“DOJ”) notified the Company of potential claims against it under the US False Claims Act. The claims stem from alleged mischarging of time on certain federal government projects. The Company, with assistance from outside legal counsel, conducted a review of these allegations and cooperated with the DOJ in its investigation. The Company established a reserve of $4.3 million for this matter at December 31, 2009.

In June 2010, the Company and the DOJ reached an agreement in principle on the financial terms of a settlement regarding this matter. Other terms remain to be negotiated and there is no certainty and the Company can give no assurance that a final agreement will be reached. At June 30, 2010, based upon this agreement in principle with the DOJ, the Company estimates the loss related to this matter, including the relator’s individual claims and the relator’s attorney’s cost, to be $2.4 million. This reserve, which is only partially tax deductible, is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheet at December 31, 2009 and June 30, 2010. Based upon the reduction in the reserve, the consolidated statements of operations for the three and six months ended June 30, 2010 include a benefit of $1.9 million recognized in “Operating and administrative expenses.”

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Part I, Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The Company’s Board of Directors authorized on February 26, 2008 and the Company announced on February 28, 2008, the repurchase of up to $50 million of the Company’s outstanding common stock. Repurchases have been and may be made from time to time beginning March 4, 2008 depending upon the Company’s share price and other relevant factors. Repurchases may be made in the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time. During the three and six months ended June 30, 2010, the Company did not repurchase any common stock. As of June 30, 2010, there remained an outstanding authorization to repurchase approximately $20.0 million of outstanding common stock.

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

CDI Corp.

Date: August 6, 2010	By:	/s/ Mark A. Kerschner
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