Form 10-Q
period 2010-09-30
CDI CORP
filed 2010-11-05
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 29, 2010 was as follows:

Common stock, $.10 par value per share	19,035,816 shares
Class B common stock, $.10 par value per share	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$ 29,140	$ 73,528
Accounts receivable, less allowance for doubtful accounts of $7,185 - September 30, 2010; $6,887 - December 31, 2009	216,947	176,677
Prepaid expenses and other current assets	13,494	6,363
Prepaid income taxes	920	2,114
Deferred income taxes	5,797	6,015

Total current assets	266,298	264,697
Property and equipment, net of depreciation of $72,760 - September 30, 2010; $67,028 - December 31, 2009	31,560	29,558
Deferred income taxes	9,972	9,615
Goodwill	66,869	51,264
Other intangible assets, net	17,309	9,650
Other non-current assets	9,439	10,250

Total assets	$ 401,447	$ 375,034

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$ 5,218	$ 2,843
Short-term debt	8,020	—
Accounts payable	32,050	25,176
Accrued compensation and related expenses	32,103	29,498
Other accrued expenses and other current liabilities	36,902	29,676

Total current liabilities	114,293	87,193
Deferred compensation and other non-current liabilities	13,163	12,945

Total liabilities	127,456	100,138

Commitments and Contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 21,491,609 shares - September 30, 2010; 21,428,738 shares - December 31, 2009	2,149	2,143
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	59,421	57,577
Retained earnings	265,878	269,225
Accumulated other comprehensive loss	(1,433)	(1,824)
Less common stock in treasury, at cost - 2,456,175 shares - September 30, 2010 and December 31, 2009	(52,366)	(52,366)

Total CDI shareholders’ equity	273,649	274,755
Noncontrolling interest	342	141

Total shareholders’ equity	273,991	274,896

Total liabilities and shareholders’ equity	$ 401,447	$ 375,034

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$ 249,355	$ 223,673	$ 678,277	$ 667,751
Cost of services	194,017	179,782	536,729	532,154

Gross profit	55,338	43,891	141,548	135,597
Operating and administrative expenses	50,400	55,464	132,427	147,293

Operating profit (loss)	4,938	(11,573)	9,121	(11,696)
Other (expense) income, net	(442)	(51)	(520)	65
Equity in losses from affiliated companies	(312)	(278)	(1,080)	(859)

Earnings (loss) before income taxes	4,184	(11,902)	7,521	(12,490)
Income tax expense	2,473	280	3,396	556

Net income (loss)	1,711	(12,182)	4,125	(13,046)
Less: income (loss) attributable to the noncontrolling interest	32	(10)	47	(13)

Net income (loss) attributable to CDI	$ 1,679	$ (12,172)	$ 4,078	$ (13,033)

Basic net earnings (loss) attributable to CDI per share	$ 0.09	$ (0.64)	$ 0.21	$ (0.69)

Diluted net earnings (loss) attributable to CDI per share	$ 0.09	$ (0.64)	$ 0.21	$ (0.69)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Common stock
Beginning of period	$2,148	$2,141	$2,143	$2,136
Stock purchase plan	—	—	3	2
Time-vested deferred stock, stock appreciation rights and restricted stock	1	—	3	3

End of period	$2,149	$2,141	$2,149	$2,141

Additional paid-in-capital
Beginning of period	$58,837	$56,268	$57,577	$54,377
Stock-based compensation	584	658	1,844	2,941
Tax shortfall from stock plans	—	(3)	—	(395)

End of period	$59,421	$56,923	$59,421	$56,923

Retained earnings
Beginning of period	$266,673	$293,192	$269,225	$298,981
Net income (loss) attributable to CDI	1,679	(12,172)	4,078	(13,033)
Dividends paid to shareholders	(2,474)	(2,463)	(7,425)	(7,391)

End of period	$265,878	$278,557	$265,878	$278,557

Accumulated other comprehensive (loss)
Beginning of period	$(3,337)	$(3,470)	$(1,824)	$(11,743)
Translation adjustments	1,904	157	391	8,430

End of period	$(1,433)	$(3,313)	$(1,433)	$(3,313)

Treasury stock
Beginning of period	$(52,366)	$(52,366)	$(52,366)	$(52,366)

End of period	$(52,366)	$(52,366)	$(52,366)	$(52,366)

Noncontrolling interest
Beginning of period	$235	$152	$141	$—
Contribution from the noncontrolling interest owners	68	—	140	152
Translation adjustments	7	(4)	14	(1)
Net income (loss) attributable to noncontrolling interest	32	(10)	47	(13)

Total	$342	$138	$342	$138

Comprehensive income (loss)
Net income (loss) attributable to CDI	$1,679	$(12,172)	$4,078	$(13,033)
Translation adjustments attributable to CDI	1,897	157	377	8,430

Comprehensive income attributable to CDI	3,576	(12,015)	4,455	(4,603)
Net income (loss) attributable to noncontrolling interest	32	(10)	47	(13)
Translation adjustments attributable to noncontrolling interest	7	(4)	14	(1)

Comprehensive income (loss) attributable to noncontrolling interest	39	(14)	61	(14)

Total	$3,615	$(12,029)	$4,516	$(4,617)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended, September 30,
	2010	2009
Operating activities:
Net income (loss)	$ 4,125	$ (13,046)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation	7,435	8,124
Amortization	527	405
Deferred income taxes	(139)	267
Equity in losses of affiliated companies	1,080	859
Stock-based compensation	2,208	2,303
Foreign currency options	—	19
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(29,124)	8,691
Prepaid expenses and other current assets	(657)	422
Accounts payable	4,758	(2,354)
Accrued expenses and other current liabilities	(1,860)	13,311
Income taxes receivable/payable	2,598	(2,277)
Other assets, non-current liabilities and other	(728)	1,249

Net cash (used in) provided by operating activities	(9,777)	17,973

Investing activities:
Additions to property and equipment	(4,062)	(4,686)
Reacquired franchise rights	(336)	—
Acquisition	(34,010)	—
Other	293	228

Net cash used in investing activities	(38,115)	(4,458)

Financing activities:
Dividends paid to shareholders	(7,425)	(7,391)
Net proceeds from short-term debt	8,020	—
Cash overdraft	2,375	(65)
Contribution to joint venture by noncontrolling interest	140	—

Net cash provided by (used in) financing activities	3,110	(7,456)

Effect of exchange rate changes on cash	394	2,711

Net (decrease) increase in cash and cash equivalents	(44,388)	8,770
Cash and cash equivalents at beginning of period	73,528	61,761

Cash and cash equivalents at end of period	$ 29,140	$ 70,531

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2	$ —
Cash paid for income taxes, net	$ 929	$ 1,297

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the related underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, legal contingencies and assumptions used in the calculations of income taxes. These estimates and assumptions are based on management’s estimates and judgment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. As future events and their effects cannot be determined with precision, actual results will differ, and could differ significantly, from these estimates. Results for the three and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the full year.

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

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The following tables outline, by major category, the plan assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

Fair Value Measurements At September 30, 2010 Using
Description	Fair Value Measurements at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid expenses and other current assets
Mutual funds included in deferred compensation plan(1)	$ 365	$ 365	$ —	$ —
Other non-current assets
Mutual funds included in deferred compensation plan(2)	6,927	6,927	—	—

Total assets	$ 7,292	$ 7,292	$ —	$ —

(1)	Included in other accrued expenses and other current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

(2)	Included in deferred compensation and other non-current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

Fair Value Measurements At December 31, 2009 Using
Description	Fair Value Measurements at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other non-current assets
Mutual funds included in deferred compensation plan(1)	$ 6,870	$ 6,870	$ —	$ —

Total assets	$ 6,870	$ 6,870	$ —	$ —

(1)	Included in deferred compensation and other non-current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

4.	Derivative Instruments

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

The following table shows the total fair value of the foreign currency zero cost option contracts included in the Company’s consolidated balance sheets:

Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at September 30,		Balance Sheet Location	Fair Value at September 30,
		2010	2009		2010	2009
Derivatives not designated as hedging instruments
Foreign currency zero cost option contracts	Prepaid expenses and other current assets	$ —	$ —	Other accrued expenses and other current liabilities	$ —	$ 19

The following table shows the effect of the foreign currency zero cost option contracts included in the Company’s consolidated statements of operations:

Effect of Derivative Instruments on the Consolidated Statement of Operations
		Amount of loss recognized in income on derivatives		Amount of loss recognized in income on derivatives
	Location of loss recognized in income on derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Derivatives not designated as hedging instruments
Foreign currency zero cost option contracts	Other income (expense), net	$ —	$ (58)	$ —	$ (122)

5.	Acquisition

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

The Company paid $34.0 million in cash, net of cash acquired, which was funded from cash on hand. In addition, under the earnout agreement, the Company may pay out an additional zero to $6.0 million if the acquired business achieves an earnings target during the two-year period after the closing. The fair value of the estimated contingent liability for the earnout at the date of acquisition was $0.2 million, which is recorded in “Deferred compensation and other non-current liabilities” in the consolidated balance sheets. The purchase price is also subject to a working capital adjustment, which is expected to be finalized during the fourth quarter of 2010. Acquisition-related costs of $0.1 million are included in operating and administrative expenses in the consolidated statements of operations.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The transaction was accounted for as a business combination. The purchase price has been preliminarily allocated based upon the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition. Accordingly, the purchase price allocation is subject to change. The Company expects to finalize the allocation of the purchase price prior to year-end, upon receipt of final valuations for the intangible assets. The preliminary purchase price allocation for the acquisition is as follows:

Current assets	$17,303
Property and equipment	5,676
Trademark	5,100
Customer relationships	2,600
Non-compete agreements	150
Goodwill	15,791
Current liabilities	(12,406)

Net assets acquired	34,214
Less cash acquired	(4)
Contingent liability for earnout, at fair value	(200)

Net cash paid	$34,010

The preliminary allocation of the purchase price to the acquired assets and assumed liabilities was based on their fair values as of the acquisition date, with the amounts exceeding the fair value recorded as goodwill. The preliminary purchase price allocation for the acquisition was revised during the third quarter, based upon additional information available, which related primarily to the Company’s fair value estimates of customer contracts that were acquired. These revisions resulted in an increase in goodwill of $3.3 million. Included in “Prepaid expenses and other current assets” and “Accrued other expenses” in the consolidated balance sheets at September 30, 2010 are $5,083 and $6,473, respectively, associated with the remaining fair market valuation of customer contracts acquired. In connection with its acquisition of the L.R. Kimball net assets, the Company assumed responsibility (subject to certain limited exceptions) for liabilities that may arise from L.R. Kimball’s customer contracts for which work was not completed at the time of the acquisition.

Goodwill of $15.8 million, which is assigned to the Company’s ES reporting segment, is expected to be largely tax-deductible. The goodwill consists primarily of the engineering skill sets of the L.R. Kimball workforce, synergies the Company believes will result from combining the operations of L.R. Kimball with the Company, improvements in operating efficiencies and other benefits that do not qualify for separate recognition as acquired identifiable intangible assets.

The fair value of the L.R. Kimball trademark was determined using the income approach, which involves estimating factors such as a royalty rate, revenue stream and discount rate. The fair values of the remaining acquired identifiable intangible assets of $2.8 million were for customer relationships and non-compete agreements. The remaining acquired identifiable assets and liabilities were primarily property and equipment, accounts receivable, and accounts payable and accrued liabilities, for which book value approximated fair value. The gross amount of trade receivables due under contracts acquired from L.R. Kimball is $12.9 million, of which $2.1 million is expected to be uncollectible.

Included in the consolidated statements of operations for the three and nine months ended September 30, 2010 were revenue from L.R. Kimball of $14.9 million and $15.5 million, respectively. Included in the consolidated statements of operations for the three and nine months ended September 30, 2010 were earnings before income taxes from L.R. Kimball of $0.8 million and $1.0 million, respectively.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The unaudited condensed pro forma consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (assuming the acquisition of L.R. Kimball had occurred as of the beginning of each fiscal period presented) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$ 249,355	$ 242,046	$ 709,233	$ 719,988
Net income (loss) attributable to CDI	1,679	(11,627)	2,570	(11,807)
Net earnings (loss) per share attributable to CDI
Basic	0.09	(0.61)	0.14	(0.62)
Diluted	0.09	(0.61)	0.13	(0.62)

The pro forma results have been prepared for comparative purposes only as required under business combination accounting. The pro forma results are not necessarily indicative of actual results of operations had the acquisition taken place as of the beginning of the periods presented. Furthermore, the pro forma results do not give effect to synergies the Company believes can result from combining the operations of L.R. Kimball with the Company and from improving operations.

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

As of July 1, 2010, the Company performed its annual impairment testing. Based on the results of the first step of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets as of July 1, 2010. The Company’s reporting units, with the exception of Infrastructure which was recorded at fair value on the acquisition date of June 28, 2010, had fair values substantially in excess of their carrying value after completion of the first step. The two reporting units with the lowest excess were Aerospace and P&I. The Aerospace reporting unit had a fair value in excess of its carrying value of approximately 18% and goodwill of $7.0 million. Aerospace’s fair value in excess has been negatively affected by the slowdown in the commercial aviation industry. The P&I reporting unit had a fair value in excess of its carrying value of approximately 19% and goodwill of $12.7 million. P&I’s fair value in excess has been negatively affected by the significant reduction in capital projects, due to the reduced demand in the chemical industry. The Company will continue to closely monitor the recoverability of its goodwill and other indefinite-lived intangible assets for all reporting units and particularly Aerospace and P&I. There were no triggering events subsequent to July 1, 2010 that required additional testing.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

In December 2009, January 2010 and July 2010, the Company reacquired certain franchise rights. As a result of these purchases, the Company recorded intangible assets of $150 in December, $285 in January and $51 in July, which are being amortized on a straight-line basis over their ten year useful lives.

On June 28, 2010, the Company acquired substantially all of the assets and certain liabilities of L.R. Kimball (see Note 5 – Acquisition). As part of the purchase price allocation, the Company recorded intangible assets of $2.6 million for customer relationships, which are being amortized over their eight-year estimated useful life, $0.2 for non-compete agreements, which are being amortized over their five-year life, and $5.1 million and $15.8 million for a trademark and goodwill, respectively, which are not amortized, but instead are subject to annual impairment testing as described above.

The following table summarizes the changes in the Company’s carrying value of goodwill and other intangible assets by reporting segment from December 31, 2009 to September 30, 2010:

	December 31, 2009 Net Balance	Additions	Amortization	Translation and Other Adjustments	September 30, 2010 Net Balance
Goodwill
CDI - Enginering Solutions (“ES”)(1)	$ 22,160	$ 15,791	$ —	$ —	$ 37,951
CDI - AndersElite (“Anders”)	19,472	—	—	(166)	19,306
Management Recruiters International (“MRI”)(1)	9,632	—	—	(20)	9,612

Total goodwill	51,264	15,791	—	(186)	66,869

Trademarks
MRI	2,165	—	—	—	2,165
ES	—	5,100	—	—	5,100

	2,165	5,100	—	—	7,265
Other intangible assets
Reacquired franchise rights - MRI	150	336	(34)	—	452
Customer relationships - ES(2)	7,335	2,600	(486)	—	9,449
Non-compete agreements - ES	—	150	(7)	—	143

Total goodwill and other intangible assets	$ 60,914	$ 23,977	$ (527)	$ (186)	$ 84,178

(1)	The ES and MRI net goodwill balances at December 31, 2009 include impairment charges of $15,171 and $6,230, respectively, which were taken in 2002 upon the Company’s adoption of guidance now codified as FASB ASC 350-20, Goodwill.

(2)	The ES net customer relationships balance at December 31, 2009 and September 30, 2010 includes accumulated amortization of $765 and $1,251, respectively.

7.	Short-term Borrowings

On July 1, 2010, the Company executed a promissory note in favor of JP Morgan Chase Bank, N.A. for an uncommitted, unsecured line of credit for borrowings of up to $15.0 million with a maturity date of September 30, 2010. On September 28, 2010, the maturity date of the promissory note was extended to October 31, 2010. Interest on borrowings under this note are based on a LIBOR plus 2.75% or a “CB Floating Rate” (which is equal to the prime rate, provided that such rate shall not exceed the one-month LIBOR plus 2.50%), at the Company’s option when borrowing funds. Any borrowings under the LIBOR were required to be in minimum principal amounts of $500 and in increments of $100. At September 30, 2010, the Company had outstanding borrowings of $8.0 million under this uncommitted, unsecured line of credit, with a weighted average interest rate of 3.25%, which were borrowed under the CB Floating rate option.

On October 29, 2010, the Company and its wholly-owned subsidiary, CDI Corporation, entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”). The Credit Agreement established a $35.0 million revolving line of credit facility. This is a short-term credit facility, the term of which ends on October 28, 2011. Borrowings under this line of credit may be used by the Company for general business purposes or for letters of credit.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The Company’s obligations under the Credit Agreement are guaranteed by two indirect subsidiaries of the Company: Management Recruiters International, Inc. and MRI Contract Staffing, Inc. The Bank was granted a security interest in nearly all of the assets of the two borrowing companies and the two guarantors (the “Loan Parties”), as collateral for borrowings under the facility. The Loan Parties also pledged the stock of various subsidiary companies to the Bank, as additional security for any borrowings.

Interest on borrowings under the facility are based on either a Eurodollar rate or an “Alternate Base Rate”, as chosen by the Company each time it wishes to borrow funds. The Eurodollar rate equals LIBOR (as set forth in the Credit Agreement) plus a number of basis points (ranging from 2.25% to 2.75%) depending on the Company’s leverage ratio (which is the ratio of consolidated indebtedness to consolidated EBITDA, as defined in the Credit Agreement). The Alternate Base Rate equals the greater of (i) the Bank’s prime rate, (ii) the Federal Funds rate plus 0.5% and (iii) the one-month LIBOR plus 1%. Any Eurodollar-based borrowings must be in minimum principal amounts of $2.0 million and in increments of $100 and any Alternate Base Rate borrowings must be in minimum principal amounts of $100 and in increments of $100. Fees associated with the facility include a commitment fee of $30 and a facility fee at the rate of 0.25% to 0.375% on the daily amount of the Bank’s commitment.

The Credit Agreement contains restrictive covenants which limit the Company with respect to, among other things, creating liens on its assets, subsidiary indebtedness, acquisitions and investments, mergers and consolidations, dividends, stock repurchases, disposition of assets other than in the ordinary course of business, and changing its line of business. The Credit Agreement also contains financial covenants which require the Company not to exceed a maximum leverage ratio (consolidated indebtedness to consolidated EBITDA) of 2.5 to 1.0, to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0, and to maintain a minimum liquidity balance (unrestricted cash and cash equivalents plus the amount of the unused credit line) of $20 million. The preceding financial covenant terms are as defined in the Credit Agreement.

Additionally, the Company has a $10.2 million uncommitted, demand unsecured line of credit with Brown Brothers Harriman & Co., under which the bank issues, at its sole discretion, standby letters of credit to the Company. At September 30, 2010, the Company had $6.8 million of outstanding letters of credit issued against this line of credit.

8.	Earnings (Loss) Attributable to CDI Per Share

Both basic and diluted earnings (loss) attributable to CDI per share for all periods are calculated based on the reported earnings (loss) attributable to CDI in its consolidated statements of operations.

The number of common shares used to calculate basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009 was determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic
Average shares outstanding	19,032,028	18,953,657	19,007,814	18,937,110
Restricted shares issued not vested	—	(10,000)	—	(10,000)

	19,032,028	18,943,657	19,007,814	18,927,110

Diluted
Shares used for basic calculation	19,032,028	18,943,657	19,007,814	18,927,110
Dilutive effect of shares / units granted under Omnibus Stock Plan	101,046	—	95,095	—
Dilutive effect of units issuable under Stock Purchase Plan	110,760	—	108,101	—

	19,243,834	18,943,657	19,211,010	18,927,110

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Outstanding awards granted under both the CDI Corp. 2004 Omnibus Stock Plan (the “Omnibus Plan”) and the Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors (the “Stock Purchase Plan”) of 839,825 and 1,278,597 shares were excluded from the computation of EPS for the three months ended September 30, 2010 and 2009, respectively, because their effect would have been anti-dilutive. Outstanding awards granted under both the Omnibus Plan and the Stock Purchase Plan of 873,875 and 1,292,417 shares were excluded from the computation of EPS for the nine months ended September 30, 2010 and 2009, respectively, because their effect would have been anti-dilutive.

9.	Commitments, Contingencies and Legal Proceedings

Commitments

The Company maintains a global master agreement with a large on-line job posting and search service for the benefit of its operating segments and MRI franchise network. On September 30, 2009, the parties amended the agreement from a three year term to a four year term, extending the minimum payments for the last two years over a three year period. On June 28, 2010, the parties amended the agreement to include purchases of $700 of services by the Company to be paid in 2010 and credited toward the 2010 minimum payment; this amendment did not change the overall commitment. With respect to these services, $350 will be provided in 2010 and the remaining $350 will be provided in 2011. At September 30, 2010, the aggregate minimum payments remaining for the years ended 2010 and 2011 were $24 and $2,300, respectively.

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

UK Office of Fair Trading Decision

On September 30, 2009 the United Kingdom’s Office of Fair Trading (“OFT”) issued a decision in its investigation into alleged anti-competitive behavior by Anders during the time period of late 2004 to early 2006. In its decision, the OFT stated that it made a finding that Anders did violate the UK Competition Act of 1998 and imposed a fine of $12.3 million for the violations, which is non-tax deductible. The Company recorded a charge for the full amount of the fine in the third quarter of 2009. The Company has appealed the OFT decision. No payment has been made pending the outcome of the appeal and the reserve is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheets at December 31, 2009 and September 30, 2010.

Investigation by the US Department of Justice

In August 2009, the Civil Division of the Department of Justice (“DOJ”) notified the Company of potential claims against it under the US False Claims Act. The claims stem from alleged mischarging of time on certain federal government projects. The Company, with assistance from outside legal counsel, conducted a review of these allegations and cooperated with the DOJ in its investigation. The Company established a reserve of $4.3 million for this matter at December 31, 2009.

In June 2010, the Company and the DOJ reached an agreement in principle on the financial terms of a settlement regarding this matter. Other terms remain to be negotiated and there is no certainty and the Company can give no assurance that a final agreement will be reached. In the second quarter of 2010, based upon this agreement in principle with the DOJ, the Company estimated the loss related to this matter, including the relator’s individual claims and the relator’s attorney’s cost, to be $2.4 million. This reserve, which is only partially tax deductible, is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheet at December 31, 2009 and September 30, 2010. Based upon the reduction in the reserve, the consolidated statements of operations for the nine months ended September 30, 2010 include a benefit of $1.9 million recognized in “Operating and administrative expenses.”

10.	Income Taxes

The Company calculates an effective income tax rate each quarter based upon forecasted annual income by jurisdiction, statutory tax rates and other tax-related items. The impact of discrete items is recognized in the interim period in which they occur.

The effective income tax rates for the three months ended September 30, 2010 and 2009 were 59.1% and (2.4)%, respectively. The effective income tax rate for 2010 was unfavorably impacted by projected losses in foreign jurisdictions on which no tax benefit has

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

been recognized or on which the tax benefit was recognized at tax rates lower than the US rate and deferred tax expense attributable to valuation differences for stock awards. The effective income tax rate in 2009 was primarily impacted by the $12.3 million charge associated with the fine imposed by the OFT, which is not deductible for income tax purposes. To a lesser extent, the effective income tax rate in 2009 was also unfavorably impacted by an increase related to uncertain tax positions.

The effective income tax rates for the nine months ended September 30, 2010 and 2009 were 45.2% and (4.5)%, respectively. The effective income tax rate for 2010 was unfavorably impacted by deferred tax expense for previously issued and unexercised stock options that expired during the period, as well as other valuation differences for stock awards and projected losses in foreign jurisdictions on which no tax benefit has been recognized or on which the tax benefit was recognized at tax rates lower than the US rate. These were partially offset by the favorable impact of the second quarter 2010 reduction in the reserve for the DOJ matter, which is largely not tax deductible. The effective income tax rate in 2009 was primarily impacted by the $12.3 million charge associated with the fine imposed by the OFT, which is not deductible for income tax purposes. To a lesser extent, the effective income tax rate for 2009 was unfavorably impacted by an increase related to uncertain tax positions, an adjustment to income taxes payable and projected losses in foreign jurisdictions on which no tax benefit has been recognized or was recognized at tax rates lower than the US rate.

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

Segment data is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
ES	$ 134,250	$ 121,864	$ 354,151	$ 368,875
MRI	16,064	12,468	45,534	40,322
Anders	13,904	26,559	52,386	80,110
ITS	85,137	62,782	226,206	178,444

	$ 249,355	$ 223,673	$ 678,277	$ 667,751

Operating profit (loss):
ES	$ 3,954	$ 2,969	$ 8,518	$ 9,915
MRI	1,925	823	5,111	1,297
Anders	(1,598)	(13,380)	(2,932)	(16,509)
ITS	3,921	1,755	8,583	4,862
Corporate	(3,576)	(4,018)	(11,239)	(12,120)

	4,626	(11,851)	8,041	(12,555)
Less equity in losses from affiliated companies	312	278	1,080	859

Total operating profit (loss)	4,938	(11,573)	9,121	(11,696)
Other (expense) income, net	(442)	(51)	(520)	65
Equity in losses from affiliated companies	(312)	(278)	(1,080)	(859)

Earnings (loss) before income taxes	$ 4,184	$ (11,902)	$ 7,521	$ (12,490)

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially all from external customers.

Segment asset data is presented in the table below:

	September 30, 2010	December 31, 2009
Assets:
ES	$ 170,338	$ 127,213
MRI	28,979	26,495
Anders	37,157	39,306
ITS	92,994	71,230
Corporate	71,979	110,790

	$ 401,447	$ 375,034

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about the Company’s strategies for growth and future financial results (such as revenues, pre-tax profit and tax rates), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by customers in the industries the Company serves; weakness in the financial and capital markets, which may result in the postponement or cancellation of CDI’s customers’ capital projects or the inability of CDI’s customers to pay the Company’s fees; loss of business and other adverse customer consequences as a result of the UK Office of Fair Trading decision or the Department of Justice investigation; credit risks associated with the Company’s customers; difficulties in integrating the recently-acquired L.R. Kimball operations with the Company; competitive market pressures; the availability and cost of qualified labor; the Company’s level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations; the possibility of incurring liability for the Company’s activities, including the activities of the Company’s temporary employees; the Company’s performance on customer contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to the Company’s businesses. More detailed information about some of these and other risks and uncertainties may be found in the Company’s filings with the SEC, particularly in the “Risk Factors” section in Part 1, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Executive Overview

On a year-over-year basis, the Company’s third quarter revenue increased by 11.5% (11.7% in constant currency), including revenue of $14.9 million from L.R. Kimball, and also reflecting signs of continued recovery in those businesses in which revenue growth historically tends to resume earlier in a typical business recovery cycle. These businesses include CDI Information Technology Solutions (“ITS”) and Management Recruiters International (“MRI”), and are generally more dependent on overall growth in GDP and employment rates among college educated professionals. ITS’s revenue is also dependent on information technology spending by firms in the Company’s ITS segment core customer base of financial services firms and global IT solutions providers. Demand during the quarter was robust among these key ITS customers.

The Company’s ITS segment revenue increased 35.6% over the prior year third quarter. This improvement resulted from previous investments in sales and recruiting personnel, as well as successful business development efforts across most retail and national accounts, particularly in the financial services and global IT technology services arena.

The Company’s MRI segment revenue increased by 28.8% over the prior year third quarter due to increases in royalty and contract staffing revenue, reflecting improved hiring demand for executive, technical, professional and managerial personnel in firms served by MRI’s franchise offices. The Company’s earlier efforts to guide franchise owners to focus recruitment specialists on segments of the economy that were expected to have higher than average demand for permanent placement hiring also contributed to revenue growth. These sectors include healthcare, financial services, information technology, export-oriented industrial clients and professional services.

The Company’s businesses in which revenue growth historically tends to resume later in a typical business recovery cycle are generally more dependent on capital spending decisions by customers. These businesses include CDI Engineering Solutions (“ES”) and CDI AndersElite (“Anders”).

The Company’s ES segment revenue increased by 10.2% in the third quarter (9.2% in constant currency) versus the prior year quarter reflecting increased revenue generated by the L.R. Kimball acquisition, which is included in the new CDI-Infrastructure (“Infrastructure”) vertical. Excluding the Infrastructure vertical, total revenue declined by 2.0% reflecting reduced demand and continued project delays or postponements of capital investments by customers in the Company’s CDI-Aerospace (“Aerospace”) and CDI-Government Services (“Government Services”) verticals, somewhat offset by increased spending in the oil and gas segment of the Company’s CDI-Process and Industrial (“P&I”) vertical.

Based on project bid activity, the Company anticipates continued revenue growth in the P&I vertical – particularly from smaller to mid-sized projects. The Company’s Aerospace vertical revenue decreased by 7.7% in the third quarter versus the prior year quarter and sequential 2010 quarterly revenues were essentially flat. The Company is seeing increased bid activity, particularly in commercial aviation projects which may lead to future revenue growth.

The Company’s Government Services vertical revenues decreased 11.7% primarily due to a work stoppage caused by a budget funding gap in a major defense project outsourcing account. The vertical experienced some sequential revenue growth in the third quarter.

During the second quarter of 2010 the Company purchased substantially all of the assets and certain liabilities of L. Robert Kimball & Associates, Inc. and two affiliated companies (collectively, “L.R. Kimball”), a professional services firm which provides architecture, civil and environmental engineering, communication technology and consulting services to governmental educational and private industry customers, through a network of offices primarily in the mid-Atlantic region.

Third quarter revenue from this acquisition is reflected in the Company’s new Infrastructure vertical. The Company reported $14.9 million in revenue which was in line with Company expectations. The Company is pleased with the rate of progress of its integration, the introduction of Kimball’s workforce skill sets to CDI and the achievement of synergies and operating efficiencies resulting from the business combination. The Company continues to look for additional strategic acquisitions that add skill sets and/or business scale to the Company’s project outsourcing capabilities in the Company’s ES and ITS business segments.

Continued weak demand in the UK construction industry contributed to the Company’s Anders segment’s third quarter 2010 revenue decline of 47.6% (44.6% in constant currency) versus the prior year third quarter. Commercial and public construction projects, including rail and transportation, have been affected by the weak recovery in the UK economy, by significant cuts in government spending and by excess turnover among Anders sales and recruiting personnel.

The Company has identified two core strategies for Anders, which it currently plans to implement in the fourth quarter and in 2011 to counter these weak market conditions. First the Company plans to invest in business development positions in targeted UK construction sectors and over time, plans to introduce new hiring process outsourcing services to national accounts in the UK.

For the quarter ended September 30, 2010 the Company reported net income of $1.7 million, or $0.09 per diluted share, versus a loss of $12.2 million, or $(0.64) per diluted share, in the third quarter 2009.

Third quarter 2009 earnings included a $12.3 pre-tax charge associated with the previously disclosed United Kingdom’s Office of Fair Trading (“OFT”) matter. Additionally, third quarter 2009 results included $0.8 million in pre-tax severance charges. Excluding these items, net earnings for the third quarter 2009 were approximately $0.6 million, or $0.03 per diluted share.

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

Variable contribution margin (“VCM”) is a measure of the amount of profit that flows to the operating profit line for each dollar of revenue growth. VCM is calculated as the year-over-year growth in operating profit divided by the year-over-year growth in revenue. VCM is calculated on both a quarterly and a year-to-date basis.

The Company has established the following long-term performance goals:

•	Generate operating profit margin of 5% through gross margin expansion, financial discipline and lean headquarters operations;

•	Produce pre-tax RONA of 20% and redeploy assets unable to meet this target; and

•	Generate a fiscal year VCM in the 12% to 14% range on incremental revenue.

During the third quarter of 2010, the Company’s operating profit margin was 2.0% as compared to (5.2)% during the third quarter of 2009. The increase in operating profit margin is primarily due to the absence of a £7.6 million ($12.3 million) charge associated with the fine imposed by the OFT in 2009, which was included in the third quarter 2009 results. The improvement is also the result of an increase in revenue, as well as cost reduction initiatives taken by the Company continuing throughout 2009 and 2010.

Operating profit for the third quarter of 2010 was positive and improved from the prior year third quarter. The Company’s RONA was 0.3% for the third quarter of 2010 as compared to (7.2)% during the third quarter of 2009. This metric is a lagging indicator, which incorporates the preceding three quarters’ performance.

The 2010 VCM metric is not considered to be meaningful because operating profit was negative for 2009.

Consolidated Results of Operations for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009

The table that follows presents changes in revenue by service type along with selected financial information and some key metrics for the three months ended September 30, 2010 and 2009:

Consolidated

	Three months ended September 30,				Increase (Decrease)
(in thousands)	2010	% of Total Revenue	2009	% of Total Revenue	$	%
Revenue
Staffing services	$ 173,282	69.5%	$ 159,160	71.2%	$ 14,122	8.9%
Project outsourcing services	70,074	28.1	59,065	26.4	11,009	18.6
Professional services	5,999	2.4	5,448	2.4	551	10.1

	$ 249,355	100.0%	$ 223,673	100.0%	$ 25,682	11.5%

Gross profit	$ 55,338	22.2%	$ 43,891	19.6%	$ 11,447	26.1%
Operating and administrative expenses	50,400	20.2	55,464	24.8	(5,064)	(9.1)
Operating profit (loss)	4,938	2.0	(11,573)	(5.2)	16,511	142.7
Net income (loss) attributable to CDI	$ 1,679	0.7%	$ (12,172)	(5.4)%	$ 13,851	113.8%
Cash flow used in operations	$ (7,420)		$ (1,784)		$ (5,636)	(315.9)%
Effective income tax rate	59.1%		(2.4)%
After-tax return on shareholders’ equity(1)	(1.0)%		(5.5)%
Pre-tax return on net assets(2)	0.3%		(7.2)%
Variable contribution margin(3)	NM		NM

(1)	Net income (loss) attributable to CDI for the current quarter combined with the income (loss) attributable to CDI from the three preceding quarters, divided by the average CDI shareholders’ equity at the beginning and end of that four quarter period.

(2)	Earnings (loss) before income taxes for the current quarter combined with the earnings (loss) before income taxes from the three preceding quarters, divided by the average net assets at the beginning and end of that four quarter period. Net assets include total assets minus total liabilities excluding cash and cash equivalents and income tax accounts.

(3)	Year-over-year growth in operating profit divided by year-over-year growth in revenue. The calculation for 2010 is not meaningful (NM) because there was a net operating loss in 2009. The calculation for 2009 is not meaningful (NM) because both operating profit and revenue declined.

Revenue increased 11.5% (11.7% in constant currency) for the third quarter of 2010 as compared to the third quarter of 2009. ES outsourcing revenue increased primarily as a result of the L.R. Kimball acquisition and staffing services increased due to growth in P&I. ITS experienced increased staffing and project outsourcing services revenue, primarily due to account expansions with existing customers, reflecting the investment and improved productivity in sales and recruiting personnel, as well as by business development efforts across most retail and national accounts. MRI also experienced growth in staffing revenue, due to franchisees continuing to grow their staffing services, and in professional services revenue, primarily due to increased royalties.

These increases were partially offset by declines in Anders revenue related to continued declines in staffing services, primarily due to continued weak demand in the UK construction industry, including rail and transportation. ES experienced declines in outsourcing as an uneven economic recovery and continued uncertainty in the energy sector resulted in reduced demand and delayed or cancelled projects.

Gross profit increased for the third quarter of 2010 as compared to the third quarter of 2009 primarily due to the increase in revenue. Gross profit margin increased due primarily to increased higher-margin outsourcing projects from the L.R. Kimball acquisition, as well as higher royalties from MRI.

Consolidated operating and administrative expenses decreased for the third quarter of 2010 as compared to the third quarter of 2009. Operating and administrative expenses decreased in 2010 primarily due to the absence of a £7.6 million ($12.3 million) charge associated with the fine imposed by the OFT in 2009, which was included in the third quarter 2009 results. The decrease in operating and administrative expenses was also due to cost reduction initiatives taken throughout the Company continuing throughout 2009 and 2010. These were partially offset by increased operating expenses associated with the Infrastructure vertical. The third quarter of 2009 included $0.8 million of severance and real estate exit costs.

Operating profit increased for the third quarter of 2010 as compared to the third quarter of 2009 and operating profit margin increased from (5.2)% to 2.0%. The increase in operating profit and operating profit margin is primarily due to the absence of a £7.6 million ($12.3 million) charge associated with the fine imposed by the OFT in 2009, which was included in the third quarter 2009 results. This improvement is also the result of the increase in revenue, as well as cost reduction initiatives taken by the Company continuing throughout 2009 and 2010.

The Company’s effective income tax rate was 59.1% for the third quarter of 2010 as compared to (2.4)% for the third quarter of 2009. The effective income tax rate for 2010 was unfavorably impacted by projected losses in foreign jurisdictions on which no tax benefit has been recognized or on which the tax benefit was recognized at tax rates lower than the US rate and deferred tax expense attributable to valuation differences for stock awards. The effective income tax rate in 2009 was primarily impacted by the $12.3 million charge associated with the fine imposed by the OFT, which is not deductible for income tax purposes. To a lesser extent, the income tax rate in 2009 was also unfavorably impacted by an increase related to uncertain tax positions.

Consolidated Results of Operations for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

The table that follows presents changes in revenue by service type along with selected financial information and some key metrics for the nine months ended September 30, 2010 and 2009:

Consolidated

	Nine months ended September 30,				Increase (Decrease)
(in thousands)	2010	% of Total Revenue	2009	% of Total Revenue	$	%
Revenue
Staffing services	$ 483,436	71.3%	$ 466,365	69.8%	$ 17,071	3.7%
Project outsourcing services	178,314	26.3	184,802	27.7	(6,488)	(3.5)
Professional services	16,527	2.4	16,584	2.5	(57)	(0.3)

	$ 678,277	100.0%	$ 667,751	100.0%	$ 10,526	1.6%

Gross profit	$ 141,548	20.9%	$ 135,597	20.3%	$ 5,951	4.4%
Operating and administrative expenses	132,427	19.5	147,293	22.1	(14,866)	(10.1)
Operating profit (loss)	9,121	1.3	(11,696)	(1.8)	20,817	178.0
Net income (loss) attributable to CDI	$ 4,078	0.6%	$ (13,033)	(2.0)%	$ 17,111	131.3%
Cash flow (used in) provided by operations	$ (9,777)		$ 17,973		$ (27,750)	(154.4)%
Effective income tax rate	45.2%		$ (4.5)%
Variable contribution margin(1)	NM		NM

(1)	Year-over-year growth in operating profit divided by year-over-year growth in revenue. The calculation for 2010 is not meaningful (NM) because there was a net operating loss in 2009. The calculation for 2009 is not meaningful (NM) because both operating profit and revenue declined.

Revenue increased 1.6% (0.4% in constant currency) for the first nine months of 2010 as compared to the first nine months of 2009. ES outsourcing revenue increased primarily as a result of the L.R. Kimball acquisition. ITS experienced increased staffing and project outsourcing services revenue, primarily due to account expansions with existing customers, reflecting the investment and improved productivity in sales and recruiting personnel, as well as by business development efforts across most retail and national accounts. MRI also experienced growth in staffing revenue, due to franchisees continuing to grow their staffing services, and in professional services revenue, primarily due to increased royalties.

These increases were partially offset by declines in Anders revenue related to continued declines in staffing services, primarily due to weak demand in the UK construction industry, including rail and transportation. ES experienced declines in outsourcing as an uneven economic recovery and continued uncertainty in the energy sector resulted in reduced demand and delayed or cancelled projects.

Gross profit increased for the first nine months of 2010 as compared to the first nine months of 2009 primarily due to increases in revenue. Gross profit margin increased due primarily to increased higher-margin outsourcing projects from the L.R. Kimball acquisition.

Consolidated operating and administrative expenses decreased for the first nine months of 2010 as compared to the first nine months of 2009. Operating and administrative expenses decreased in 2010 primarily due to the absence of a £7.6 million ($12.3 million) charge associated with the fine imposed by the OFT in 2009, which was included in the third quarter 2009 results. The decrease in operating and administrative expenses was also due to cost reduction initiatives taken through the third quarter of 2010 and the reserve reduction of $1.9 million related to an agreement in principle on the financial terms of a settlement in the DOJ matter. This benefit was partially offset by pre-tax charges of $0.4 million for severance and real estate exit costs, $0.1 million in acquisition-related costs associated with the June 28, 2010 purchase of substantially all of the assets and certain liabilities of L.R. Kimball and increased operating expenses associated with the Infrastructure vertical, which is associated with the acquisition of L.R. Kimball. The first nine months of 2009 included $2.7 million of severance and real estate exit costs.

Operating profit (loss) increased for the first nine months of 2010 as compared to the first nine months of 2009 and operating profit (loss) margin increased from (1.8)% to 1.3% primarily due to lower operating and administrative costs, which included the OFT charge in 2009 as well as improved revenue in the second and third quarters of 2010. These were partially offset by the $0.4 million of severance and real estate exit costs noted above.

The Company’s effective income tax rate was 45.2% for the first nine months of 2010 as compared to (4.5)% for the first nine months of 2009. The effective income tax rate for 2010 was unfavorably impacted by deferred tax expense for previously issued and unexercised stock options that expired during the period, as well as other valuation differences for stock awards and projected losses in foreign jurisdictions on which no tax benefit has been recognized or on which the tax benefit was recognized at tax rates lower than the US rate. These were partially offset by the favorable impact of the second quarter 2010 reduction in the reserve for the DOJ matter, which is largely not tax deductible. The effective income tax rate for 2009 was primarily impacted by the $12.3 million charge associated with the fine imposed by the OFT, which is not deductible for income tax purposes. To a lesser extent, the income tax rate for 2009 was unfavorably impacted by an increase related to uncertain tax positions, an adjustment to income taxes payable and projected losses in foreign jurisdictions on which no tax benefit has been recognized or was recognized at tax rates lower than the US rate.

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

Success of the ES business strategy is dependent upon maintaining and renewing its existing customers or contracts, continued capital spending by its major engineering customers, the ability to win new contract awards and accounts and the availability of labor at a reasonable cost. ES increased its investment in business development personnel during the second and third quarters of 2010. In addition, ES is strategically engaging in global arrangements to lower its labor costs for customers, to access a broader talent pool and to provide worldwide servicing capabilities for its global customers. As part of this initiative, the Company’s joint venture in Mexico commenced operations during the second quarter of 2009.

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

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ES for the three months ended September 30, 2010 and 2009:

ES

	Three months ended September 30,				Increase (Decrease)
	2010		2009
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$ 71,930	53.5%	$ 68,079	55.9%	$ 3,851	5.7%
Project outsourcing services	61,831	46.1	52,439	43.0	9,392	17.9
Professional services	489	0.4	1,346	1.1	(857)	(63.7)

	134,250	100.0	121,864	100.0	12,386	10.2
Cost of services	105,160	78.3	99,241	81.4	5,919	6.0

Gross profit	29,090	21.7	22,623	18.6	6,467	28.6
Operating and administrative expenses	25,136	18.8	19,654	16.2	5,482	27.9

Operating profit	$ 3,954	2.9%	$ 2,969	2.4%	$ 985	33.2%

ES’s revenue increased during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to:

•	Increases in outsourcing revenue related to the Infrastructure vertical;

•	Increases in staffing revenue driven by increases in and expansions of projects as certain chemical, oil and other companies proceeded with maintenance and environmental projects; and

•	Increases in work performed on several US Navy shipbuilding, ship design and refurbishment projects.

The increases listed above were partially offset by:

•	A work stoppage caused by a budget funding gap in a major defense project outsourcing services account in the Government Services vertical, as well as customer delays in other outsourcing projects;

•	Declines in outsourcing as the uneven economic recovery and continued uncertainty in the energy sector resulted in reduced demand and delayed or cancelled projects;

•	Decreases in certain staffing projects in Canada, somewhat mitigated by new account wins; and

•	Continuing declines in professional services related to the completion of a customer contract in 2009 and weak permanent placement demand.

ES’s gross profit dollars increased during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to the increase in revenue. Gross profit margin increased primarily due to higher-margin projects in the Infrastructure vertical.

ES’s operating and administrative expenses increased during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to operating expenses associated with the Infrastructure vertical. These increases were partially offset by decreased headcount, as well as other cost reduction initiatives taken continuing throughout 2009 and 2010. The third quarter of 2009 included $0.3 million of severance costs.

ES’s operating profit increased during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to the increase in revenue and increase in higher-margin project outsourcing services in the Infrastructure vertical and decreases in operating and administrative expenses related to the cost reduction initiatives mentioned above. The increase in operating profit was partially offset by increased operating and administrative expenses related to the Infrastructure vertical.

The following table presents changes in revenue for each of ES’s verticals for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
CDI-P & I(1)	$ 87,100	64.9%	$ 85,880	70.5%	$ 1,220	1.4%
CDI-Government Services	20,036	14.9	22,698	18.6	(2,662)	(11.7)
CDI-Aerospace(1)	12,262	9.1	13,286	10.9	(1,024)	(7.7)
CDI-Infrastructure	14,852	11.1	—	—	14,852	NM

	$ 134,250	100.0%	$ 121,864	100.0%	$ 12,386	10.2%

(1)	Revenue for 2009 has been reclassified to conform to the 2010 presentation.

The P & I vertical provides a full range of engineering, project management, design, professional staffing and outsourcing solutions to firms in oil, gas, refining, alternative energy, power generation and energy transmission, nuclear, chemical and heavy manufacturing industries. Typically, these customers are large, multi-national companies that use multiple service providers. In addition, P & I offers facility design, project management, engineering, professional staffing and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries. Contracts are awarded based on the ability to meet the specific requirements of each individual project. Revenue in the P & I vertical increased slightly during the third quarter of 2010 as compared to the third quarter of 2009 due to increases in staffing revenue, driven by expansions of staffing projects in the vertical’s Talent Management group and increases in and expansions of projects as certain chemical, oil and other companies proceeded with maintenance activities. These increases were partially offset by the completion of certain staffing projects in Canada and decreases in outsourcing due to the uneven economic recovery and continued uncertainty in the energy sector, which resulted in reduced demand and delayed or cancelled projects.

The Government Services vertical provides a full range of engineering, design and logistics services to the defense industry, particularly in marine design, systems development and military aviation support. Revenue decreased within the Government Services vertical during the third quarter of 2010 as compared to third quarter of 2009 primarily due to a work stoppage caused by a budget funding gap in a major defense project outsourcing services account, as well as customer delays in other outsourcing projects, partially offset by continuing work on several US Navy shipbuilding, ship design and refurbishment projects.

The Aerospace vertical provides a full range of engineering, design, project management, professional engineering staffing and outsourcing solutions to both the commercial and military aerospace markets. Revenue within the Aerospace vertical decreased during the third quarter of 2010 as compared to third quarter of 2009, primarily as a result of continued weak demand from the commercial aviation industry.

The Infrastructure vertical provides a full range of architecture, civil and environmental engineering, communication technology and consulting services to governmental, educational and private industry customers, through a network of offices primarily in the mid-Atlantic region. This vertical was established in the second quarter of 2010 with the June 28, 2010 purchase of substantially all of the assets and certain liabilities of L.R. Kimball. The results of L.R. Kimball are included in the Infrastructure vertical from the date of acquisition through September 30, 2010.

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ES for the nine months ended September 30, 2010 and 2009:

ES

	Nine months ended September 30,
	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$ 198,158	55.9%	$ 199,754	54.1%	$ (1,596)	(0.8)%
Project outsourcing services	154,958	43.8	165,550	44.9	(10,592)	(6.4)
Professional services	1,035	0.3	3,571	1.0	(2,536)	(71.0)

	354,151	100.0	368,875	100.0	(14,724)	(4.0)
Cost of services	285,259	80.5	297,820	80.7	(12,561)	(4.2)

Gross profit	68,892	19.5	71,055	19.3	(2,163)	(3.0)
Operating and administrative expenses	60,374	17.1	61,140	16.6	(766)	(1.3)

Operating profit	$ 8,518	2.4%	$ 9,915	2.7%	$ (1,397)	(14.1)%

ES’s revenue decreased during the first nine months of 2010 as compared to the first nine months of 2009 primarily due to:

•	Declines in outsourcing as the uneven economic recovery and continued uncertainty in the energy sector, which resulted in reduced demand and delayed or cancelled outsourcing projects;

•	A work stoppage caused by a budget funding gap in a major defense project outsourcing services account in the Government Services vertical, as well as customer delays in other outsourcing projects;

•	Decreases in certain staffing projects in Canada, somewhat mitigated by new account wins; and

•	Continuing declines in professional services related to the completion of a customer contract in 2009 and weak permanent placement demand.

The decreases listed above were partially offset by increases in outsourcing revenue related to the Infrastructure vertical, increases in work performed on several US Navy shipbuilding, ship design and refurbishment projects and increases in and expansions of staffing projects as certain chemical, oil and other companies proceeded with maintenance and environmental projects.

ES’s gross profit dollars decreased during the first nine months of 2010 as compared to the first nine months of 2009 primarily due to declines in revenue. Gross profit margin increased slightly primarily due to higher-margin projects in the Infrastructure vertical, partially offset by the change in revenue mix, with lower-margin staffing becoming a larger portion of total revenue, as well as the decline in higher-margin revenue from professional services.

ES’s operating and administrative expenses decreased during the first nine months of 2010 as compared to the first nine months of 2009 primarily due to decreased headcount, as well as other cost reduction initiatives taken continuing throughout 2009 and 2010 and the reserve reduction of $1.9 million related to an agreement in principle on the financial terms of a settlement in the DOJ matter. These factors were partially offset by operating expenses associated with the Infrastructure vertical, $0.1 million of acquisition-related costs and $0.3 of severance and real estate exit costs in the first nine months of 2010. The first nine months of 2009 included $1.4 million of severance and real estate exit costs.

ES’s operating profit declined during the first nine months of 2010 as compared to the first nine months of 2009 primarily due to the decrease in revenue and a decrease in higher margin project outsourcing services in total, partially offset by higher-margin project outsourcing services in the Infrastructure vertical and decreased operating and administrative expenses related to the cost reduction initiatives mentioned above.

The following table presents changes in revenue for each of ES’s verticals for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
CDI-P & I(1)	$ 242,198	68.4%	$ 259,522	70.4%	$ (17,324)	(6.7)%
CDI-Government Services	59,895	16.9	66,755	18.1	(6,860)	(10.3)
CDI-Aerospace(1)	36,513	10.3	42,598	11.5	(6,085)	(14.3)
CDI-Infrastructure	15,545	4.4	—	—	15,545	NM

	$ 354,151	100.0%	$ 368,875	100.0%	$ (14,724)	(4.0)%

(1)	Revenue for 2009 has been reclassified to conform to the 2010 presentation.

The P & I vertical provides a full range of engineering, project management, design, professional staffing and outsourcing solutions to firms in oil, gas, refining, alternative energy, power generation and energy transmission, nuclear, chemical and heavy manufacturing industries. Typically, these customers are large, multi-national companies that use multiple service providers. In addition, P & I offers facility design, project management, engineering, professional staffing and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries. Contracts are awarded based on the ability to meet the specific requirements of each individual project. Revenue in the P & I vertical decreased during the first nine months of 2010 as compared to the first nine months of 2009 due to the completion of certain staffing projects in Canada and decreases in outsourcing caused by the uneven economic recovery and continued uncertainty in the energy sector, which resulted in reduced demand and delayed or cancelled projects. These were partially offset by increases in certain staffing projects as companies proceeded with maintenance activities.

The Government Services vertical provides a full range of engineering, design and logistics services to the defense industry, particularly in marine design, systems development and military aviation support. Revenue decreased within the Government Services vertical during the first nine months of 2010 as compared to first nine months of 2009 primarily due to a work stoppage caused by a budget funding gap in a major defense project outsourcing services account, as well as customer delays in other outsourcing projects, partially offset by continuing work on several US Navy shipbuilding, ship design and refurbishment projects.

The Aerospace vertical provides a full range of engineering, design, project management, professional engineering staffing and outsourcing solutions to both the commercial and military aerospace markets. Revenue within the Aerospace vertical decreased during the first nine months of 2010 as compared to first nine months of 2009, primarily as a result of continued weak demand from the commercial aviation industry.

The Infrastructure vertical provides a full range of architecture, civil and environmental engineering, communication technology and consulting services to governmental, educational and private industry customers, through a network of offices primarily in the mid-Atlantic region. This vertical was established in the second quarter of 2010 with the June 28, 2010 purchase of substantially all of the assets and certain liabilities of L.R. Kimball. The results of L.R. Kimball are included in the Infrastructure vertical from the date of acquisition through September 30, 2010.

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

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended September 30, 2010 and 2009:

MRI

	Three months ended September 30,
	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$ 11,516	71.7%	$ 9,102	73.0%	$ 2,414	26.5%
Professional services	4,548	28.3	3,366	27.0	1,182	35.1

	16,064	100.0	12,468	100.0	3,596	28.8
Cost of services	7,275	45.3	6,073	48.7	1,202	19.8

Gross profit	8,789	54.7	6,395	51.3	2,394	37.4
Operating and administrative expenses	6,864	42.7	5,572	44.7	1,292	23.2

Operating profit	$ 1,925	12.0%	$ 823	6.6%	$ 1,102	133.9%

MRI’s staffing revenue increased for the third quarter of 2010 as compared to the third quarter of 2009 due to franchisees continuing to grow their staffing services, reflecting ongoing demand for skilled contingent professionals. The increase in professional services revenue was primarily due to increased royalties, reflecting ongoing strength and demand for skilled permanent placement professionals.

MRI’s gross profit dollars increased for the third quarter of 2010 as compared to the third quarter of 2009 primarily due to increases in revenue. Gross profit margin increased primarily due to growth in certain higher-margin staffing accounts, as well as the business mix, with higher-margin professional services revenue composing a larger percent of total revenue.

MRI’s operating and administrative expenses increased during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to increases in commission costs related to the increased business volumes in staffing services, partially offset by savings realized from cost reduction initiatives taken throughout 2009 and into 2010.

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the nine months ended September 30, 2010 and 2009:

MRI

	Nine months ended September 30,
	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Staffing services	$ 33,114	72.7%	$ 29,735	73.7%	$ 3,379	11.4%
Professional services	12,420	27.3	10,587	26.3	1,833	17.3

	45,534	100.0	40,322	100.0	5,212	12.9
Cost of services	21,478	47.2	20,374	50.5	1,104	5.4

Gross profit	24,056	52.8	19,948	49.5	4,108	20.6
Operating and administrative expenses	18,945	41.6	18,651	46.3	294	1.6

Operating profit	$ 5,111	11.2%	$ 1,297	3.2%	$ 3,814	294.1%

MRI’s staffing revenue increased for the first nine months of 2010 as compared to the first nine months of 2009 due to franchisees continuing to grow their staffing services, reflecting ongoing demand for skilled contingent professionals. The increase in professional services revenue was due to increased royalties, reflecting ongoing strength and demand for skilled permanent placement professionals.

MRI’s gross profit dollars increased for the first nine months of 2010 as compared to the first nine months of 2009 primarily due to increases in revenue. Gross profit margin increased primarily due to growth in certain higher-margin staffing accounts, as well as the business mix, with higher-margin professional services revenue composing a larger percent of total revenue.

MRI’s operating and administrative expenses increased slightly during the first nine months of 2010 as compared to the first nine months of 2009 primarily due to increases in commission costs related to the increased business volumes in staffing services. This was partially offset by:

•	Decreased headcount and other savings realized from cost reduction initiatives taken throughout 2009 and into 2010;

•

Absence of $0.3 million of severance costs and legal fees associated with the termination of the Company’s master franchise agreement with MRI Worldwide Network, Limited in the first nine months of 2009; and

•	Smaller bad debt reserves related to domestic franchises.

Anders

Business Strategy

Anders is focused on providing recruitment services within the UK and Australian construction and infrastructure environment. Anders seeks to deliver these services through the management of an efficient operation that provides customers with qualified contract and permanent professionals. Management believes Anders’ candidate attraction methodology, including use of web-based recruiting and its candidate database, as well as external databases and referrals, is critical to providing it with a large pool of highly qualified candidates and enhances the Company’s ability to filter candidates to meet specific customer needs. Commencing in the fourth quarter of 2010, management plans to invest in business development personnel in targeted UK construction sectors. Additionally, Anders seeks to capitalize on and develop its international capabilities in order to provide services to its customers who have global requirements.

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

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating loss for Anders for the three months ended September 30, 2010 and 2009 in US dollars:

Anders

	Three months ended September 30,
	2010		2009		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$ 13,089	94.1%	$ 25,841	97.3%	$ (12,752)	(49.3)%
Professional services	815	5.9	718	2.7	97	13.5

	13,904	100.0	26,559	100.0	(12,655)	(47.6)
Cost of services	11,103	79.9	22,344	84.1	(11,241)	(50.3)

Gross profit	2,801	20.1	4,215	15.9	(1,414)	(33.5)
Operating and administrative expenses	4,399	31.6	17,595	66.3	(13,196)	(75.0)

Operating loss	$ (1,598)	(11.5)%	$ (13,380)	(50.4)%	$ 11,782	88.1%

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating loss for Anders for the nine months ended September 30, 2010 and 2009 in US dollars:

Anders

	Nine months ended September 30,
	2010		2009		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$ 49,772	95.0%	$ 77,877	97.2%	$ (28,105)	(36.1)%
Professional services	2,614	5.0	2,233	2.8	381	17.1

	52,386	100.0	80,110	100.0	(27,724)	(34.6)
Cost of services	42,722	81.6	67,042	83.7	(24,320)	(36.3)

Gross profit	9,664	18.4	13,068	16.3	(3,404)	(26.0)
Operating and administrative expenses	12,596	24.0	29,577	36.9	(16,981)	(57.4)

Operating loss	$ (2,932)	(5.6)%	$ (16,509)	(20.6)%	$ 13,577	82.2%

To more effectively discuss the comparative results of operations for the three months ended September 30, 2010 and 2009, the following table presents Anders’ results on a constant currency basis (i.e. British pounds):

Anders

	Three months ended September 30,
	2010		2009		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£ 8,454	94.1%	£ 15,782	97.3%	£ (7,328)	(46.4)%
Professional services	528	5.9	438	2.7	90	20.5

	8,982	100.0	16,220	100.0	(7,238)	(44.6)
Cost of services	7,172	79.9	13,646	84.1	(6,474)	(47.4)

Gross profit	1,810	20.1	2,574	15.9	(764)	(29.7)
Operating and administrative expenses	2,847	31.6	10,818	66.7	(7,971)	(73.7)

Operating loss	£ (1,037)	(11.5)%	£ (8,244)	(50.8)%	£ 7,207	87.4%

Anders’ staffing services revenue decreased during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to continued weak demand in the UK construction industry, including rail and transportation, and due to excess turnover among Anders sales and recruiting personnel. The increase in professional services revenue was primarily due to growth in permanent placement services for the Australian natural resources market.

Anders’ gross profit pounds decreased during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to the decline in revenue. Gross profit margin increased during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to a change in mix as higher-margin professional services revenue was a larger portion of total revenue than in the prior year and decreases in lower-margin rail contracts.

Anders’ operating and administrative expenses decreased during the third quarter of 2010 as compared to the third quarter of 2009. Operating and administrative expenses decreased in 2010 due to the absence of a £7.6 million ($12.3 million) charge associated with the fine imposed by the OFT in 2009, which was included in the third quarter 2009 results. The decrease is also the result of decreases in salaries and variable compensation related to cost reduction initiatives taken throughout 2009 and early 2010. These cost reduction initiatives, such as decreases in headcount and office downsizing, included structural changes and operational alignment with lower business volumes.

Anders’ operating loss decreased during the third quarter of 2010 as compared to the third quarter of 2009, primarily due to declines in operating and administrative expenses exceeding the smaller reduction in gross profit. Operating and administrative expenses in 2009 included a £7.6 million ($12.3 million) charge associated with the fine imposed by the OFT in 2009. The cost reduction initiatives taken throughout 2009 and early 2010 have provided savings in the third quarter of 2010.

To more effectively discuss the comparative results of operations for the nine months ended September 30, 2010 and 2009, the following table presents Anders’ results on a constant currency basis (i.e. British pounds):

Anders

	Nine months ended September 30,
	2010		2009		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£ 32,405	95.0%	£ 50,998	97.2%	£ (18,593)	(36.5)%
Professional services	1,707	5.0	1,483	2.8	224	15.1

	34,112	100.0	52,481	100.0	(18,369)	(35.0)
Cost of services	27,815	81.6	43,889	83.7	(16,074)	(36.6)

Gross profit	6,297	18.4	8,592	16.3	(2,295)	(26.7)
Operating and administrative expenses	8,202	24.0	18,929	36.0	(10,727)	(56.7)

Operating loss	£ (1,905)	(5.6)%	£ (10,337)	(19.7)%	£ 8,432	81.6%

Anders’ staffing services revenue decreased during the first nine months of 2010 as compared to the first nine months of 2009 primarily due to continued weak demand in the UK construction industry, including rail and transportation, and due to excess turnover among Anders sales and recruiting personnel. The increase in professional services revenue was primarily due to growth in permanent placement services for the Australian natural resources market.

Anders’ gross profit pounds decreased during the first nine months of 2010 as compared to the first nine months of 2009 primarily due to the decline in revenue. Gross profit margin increased during the first nine months of 2010 as compared to the first nine months of 2009 primarily due to a change in mix as higher-margin professional services revenue was a larger portion of total revenue than in the prior year and decreases in lower-margin rail contracts.

Anders’ operating and administrative expenses decreased during the first nine months of 2010 as compared to the first nine months of 2009. Operating and administrative expenses decreased in 2010 due to the absence of a £7.6 million ($12.3 million) charge associated with the fine imposed by the OFT in 2009, which was included in the third quarter 2009 results. The decrease is also the result of decreases in salaries and variable compensation related to cost reduction initiatives taken throughout 2009 and early 2010. These cost reduction initiatives, such as decreases in headcount and office downsizing, included structural changes and operational alignment with lower business volumes. Operating and administrative expenses in 2009 also included £0.2 million ($0.3 million) of severance charges.

Anders’ operating loss decreased during the first nine months of 2010 as compared to the first nine months of 2009, primarily due to the decrease in operating and administrative expenses exceeding the smaller reduction in gross profit. Operating and administrative expenses in 2009 included a £7.6 million ($12.3 million) charge associated with the fine imposed by the OFT in 2009. The cost reduction initiatives taken throughout 2009 and early 2010 have provided the savings in the first nine months of 2010.

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

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ITS for the three months ended September 30, 2010 and 2009:

ITS

	Three months ended September 30,				Increase (Decrease)
	2010		2009
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$ 76,747	90.1%	$ 56,138	89.4%	$ 20,609	36.7%
Project outsourcing services	8,243	9.7	6,626	10.6	1,617	24.4
Professional services	147	0.2	18	0.0	129	716.7

	85,137	100.0	62,782	100.0	22,355	35.6
Cost of services	70,479	82.8	52,124	83.0	18,355	35.2

Gross profit	14,658	17.2	10,658	17.0	4,000	37.5
Operating and administrative expenses	10,737	12.6	8,903	14.2	1,834	20.6

Operating profit	$ 3,921	4.6%	$ 1,755	2.8%	$ 2,166	123.4%

ITS’s revenue increased for the third quarter of 2010 as compared to the third quarter of 2009 due to increases in staffing services, primarily due to account expansions with existing customers, reflecting the Company’s continued investment and improved productivity in sales and recruiting personnel, as well as by business development efforts across most retail and national accounts. ITS revenue also increased due to increases in project outsourcing related to several account expansions and professional services revenue, reflecting higher permanent placement opportunities.

ITS’s gross profit dollars increased during the third quarter of 2010 as compared to the third quarter of 2009, primarily due to increases in revenue. ITS’s gross profit margin was slightly higher due to lower charges for payroll-related taxes, and to a lesser extent, to an increase in higher-margin professional services revenue.

ITS’s operating and administrative expenses increased during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to increased sales, recruiting and commission costs related to expansions in business volumes, partially offset by cost reduction initiatives taken throughout 2009.

ITS’s operating profit increased during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to increased business volumes.

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ITS for the nine months ended September 30, 2010 and 2009:

ITS

	Nine months ended September 30,				Increase (Decrease)
	2010		2009
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$ 202,392	89.5%	$ 158,999	89.1%	$ 43,393	27.3%
Project outsourcing services	23,356	10.3	19,252	10.8	4,104	21.3
Professional services	458	0.2	193	0.1	265	137.3

	226,206	100.0	178,444	100.0	47,762	26.8
Cost of services	187,270	82.8	146,918	82.3	40,352	27.5

Gross profit	38,936	17.2	31,526	17.7	7,410	23.5
Operating and administrative expenses	30,353	13.4	26,664	15.0	3,689	13.8

Operating profit	$ 8,583	3.8%	$ 4,862	2.7%	$ 3,721	76.5%

ITS’s revenue increased for the first nine months of 2010 as compared to the first nine months of 2009 primarily due to increases in staffing services, primarily due to account expansions with existing customers, reflecting the Company’s continued investment and improved productivity in sales and recruiting personnel, as well as by business development efforts across most retail and national accounts. ITS revenue also increased due to increases in project outsourcing related to several account expansions and professional services revenue, reflecting higher permanent placement opportunities.

ITS’s gross profit dollars increased during the first nine months of 2010 as compared to the first nine months of 2009, primarily due to increases in revenue. ITS’s gross profit margin was lower due to increased business volumes with a lower-margin staffing customer and pricing discounts associated with higher business volumes. This was partially offset by lower charges for payroll-related taxes, and to a lesser extent, to an increase in higher-margin professional services revenue.

ITS’s operating and administrative expenses increased during the first nine months of 2010 as compared to the first nine months of 2009 primarily due to increased sales, recruiting and commission costs related to expansions in business volumes, partially offset by cost reduction initiatives taken throughout 2009. The first nine months of 2009 included $0.3 million of severance costs.

ITS’s operating profit increased during the first nine months of 2010 as compared to the first nine months of 2009 primarily due to increased business volumes.

Corporate

Corporate expenses totaled $3.6 million in the third quarter of 2010 as compared to $4.0 million in the third quarter of 2009. The decrease of $0.4 million was principally the result of cost reduction initiatives taken by the Company throughout 2009.

Corporate expenses totaled $11.2 million in the first nine months of 2010 as compared to $12.1 million in the first nine months of 2009. The decrease of $0.9 million was principally the result of cost reduction initiatives taken by the Company throughout 2009.

Liquidity and Capital Resources

The following table summarizes the net cash provided by (used in) for the major captions from the Company’s consolidated statements of cash flows:

	Nine months ended September 30,
(in thousands)	2010	2009

Operating Activities	$(9,777)	$17,973
Investing Activities	(38,115)	(4,458)
Financing Activities	3,110	(7,456)

Operating Activities

During the first nine months of 2010, net cash used in operating activities was $9.8 million. The negative cash flow reflects higher working capital requirements, primarily due to increased growth in select large national accounts whose contract provisions include longer payment terms, to increases in prepaid expenses and other current assets and to decreases in accrued expenses and other current liabilities, which include payment of an additional payroll period in the third quarter due to the timing of the payroll cycle, partially offset by earnings of $4.1 million and increases in accounts payable.

Operating cash flow was lower than the prior year by $27.8 million, primarily due to higher working capital requirements of $47.0 million in the first nine months of 2010, reflecting increases in accounts receivable, an increase in prepaid expenses and other current assets and a decrease in accrued expenses and other current liabilities. In 2009, accrued expenses and other current liabilities increased significantly as a result of the $12.3 million accrual established in association with the fine imposed by the OFT. These were partially offset by an improvement in earnings of $17.2 million and increases in accounts payable.

Investing Activities

Net cash used in investing activities of $38.1 million increased by $33.7 million during the first nine months of 2010, as compared to the same period in 2009. On June 28, 2010, the Company purchased substantially all of the assets and certain liabilities of L.R. Kimball, an architecture and engineering services company, for $34.0 million in cash. Other investing activities consisted primarily of purchases of fixed assets. During 2010, capital expenditures totaled $4.1 million, as compared to $4.7 million in 2009. The decrease in capital spending was primarily due to the absence of computer software and hardware investments for an ITS project outsourcing customer contract in 2009. In 2009, capital expenditures also related to implementation of a financial system upgrade and software purchases in the Aerospace vertical of ES and software development for the ITS segment. Capital spending in 2010 related primarily to computer hardware and software purchases in the Aerospace vertical of ES and the Company’s shared service center. In 2010, the Company also reacquired $0.3 million of certain franchise rights in its MRI reporting segment.

Financing Activities

Net cash provided by financing activities of $3.1 million increased by $10.6 million during the first nine months of 2010, as compared to the same period in 2009. The increase in cash provided was primarily due to borrowings of $8.0 million on the Company’s uncommitted, unsecured line of credit. This line of credit was replaced on October 29, 2010 by a Credit Agreement with JP Morgan Chase Bank, N.A. for a committed, secured line of credit facility for borrowings of up to $35.0 million, which can be used for general business purposes or for letters of credit. See Note 7 – Short-term Borrowings, in the notes to the consolidated financial statements for additional information. The Company paid shareholders dividends totaling $7.4 million in both 2010 and 2009. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements.

Summary

The Company’s business model is expected to generate positive cash flow over the business cycle. However, changes in levels of business activity, and to a lesser extent, seasonality, do impact working capital needs and cash flow. In addition, the uncertain global economy could continue to cause delays in customer payments, causing a temporary decline in operating cash flow. While there is no assurance, management believes that the Company’s current cash balances, borrowing capacity and funds generated from operations will be sufficient to support currently anticipated Company growth and ongoing capital needs.

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

During the first quarter of 2009, the Company entered into zero cost collar option contracts (“options”) to hedge portions of its British pounds sterling and Canadian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and had a range of foreign exchange rates, which provided a hedge against foreign results translated at rates outside the range. These options did not have a premium and expired respectively at the end of the first, second and third quarters in 2009. During the second quarter of 2009, the Company unwound the British pound sterling options set to expire in the second and third quarters, and entered into an option to hedge portions of its forecasted earnings in Canadian dollars for the fourth quarter of 2009. These instruments were accounted for at fair value. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses were reflected in current earnings, while the impact of translating the foreign based income into US dollars was recognized throughout the year. (See Note 4 – Derivative Instruments, in the notes to the consolidated financial statements for additional information.) For the nine months ended September 30, 2009, the Company recorded a net loss of $122 thousand related to these options, consisting of a realized loss of $103 thousand and an unrealized loss of $19 thousand. The net gains were recorded in other income (expense), net in the consolidated statements of operations. The Company did not enter into any option contracts in 2010. (See Note 3 – Fair Value Disclosures, in the notes to the consolidated financial statements for additional information.)

The Company’s cash balances are primarily invested in money market investments primarily at variable rates. Due to the Company’s cash balance, interest rate fluctuations will affect the Company’s return on its investments.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UK Office of Fair Trading Decision

On September 30, 2009 the United Kingdom’s Office of Fair Trading (“OFT”) issued a decision in its investigation into alleged anti-competitive behavior by Anders during the time period of late 2004 to early 2006. In its decision, the OFT stated that it made a finding that Anders did violate the UK Competition Act of 1998 and imposed a fine of $12.3 million for the violations, which is non-tax deductible. The Company recorded a charge for the full amount of the fine in the third quarter of 2009. The Company has appealed the OFT decision. No payment has been made pending the outcome of the appeal and the reserve is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheets at December 31, 2009 and September 30, 2010.

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

In June 2010, the Company and the DOJ reached an agreement in principle on the financial terms of a settlement regarding this matter. Other terms remain to be negotiated and there is no certainty and the Company can give no assurance that a final agreement will be reached. In the second quarter of 2010, based upon this agreement in principle with the DOJ, the Company estimated the loss related to this matter, including the relator’s individual claims and the relator’s attorney’s cost, to be $2.4 million. This reserve, which is only partially tax deductible, is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheet at December 31, 2009 and September 30, 2010. Based upon the reduction in the reserve, the consolidated statements of operations for the nine months ended September 30, 2010 include a benefit of $1.9 million recognized in “Operating and administrative expenses.”

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Part I, Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The Company’s Board of Directors authorized on February 26, 2008 and the Company announced on February 28, 2008 the repurchase of up to $50 million of the Company’s outstanding common stock. Repurchases have been and may be made from time to time beginning March 4, 2008 depending upon the Company’s share price and other relevant factors. Repurchases may be made in the open market or through privately negotiated transactions. The Company is not required to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time. During the three and nine months ended September 30, 2010, the Company did not repurchase any common stock. As of September 30, 2010, there remained an outstanding authorization to repurchase approximately $20.0 million of outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Form of Stock Appreciation Rights Agreement for 2010 grants.

10.2	Form of Time-Vested Deferred Stock Agreement for 2010 awards.

10.3	Form of Performance-Contingent Deferred Stock Agreement for 2010 awards.

10.4	2010 Executive Incentive Program Overview (distributed to executives in August 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.

Date: November 5, 2010	By:	/s/ Mark A. Kerschner
Mark A. Kerschner
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

10.1	Form of Stock Appreciation Rights Agreement for 2010 grants.

10.2	Form of Time-Vested Deferred Stock Agreement for 2010 awards.

10.3	Form of Performance-Contingent Deferred Stock Agreement for 2010 awards.

10.4	2010 Executive Incentive Program Overview (distributed to executives in August 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.