Form 10-K
period 2010-12-31
CDI CORP
filed 2011-03-10
CIK 18396

United States Securities and Exchange Commission Washington, DC 20549	Form 10-K

( X )	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2010

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission file number 001-05519

CDI Corp.	(Exact name of registrant as specified in its charter)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES [            ] NO [    X    ]

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $201,639,051.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 25, 2011 was as follows:

Common stock, $.10 par value Class B common stock, $.10 par value	19,069,265 Shares None

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for its 2011 annual meeting of shareholders (to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year end of December 31, 2010) are incorporated by reference into Part III of this Form 10-K.

Part I

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategies for growth and future financial results (such as revenues, pre-tax profit and tax rates), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness in the financial and capital markets, which may result in the postponement or cancellation of our customers’ capital projects or the inability of our customers to pay our fees; the termination of a major customer contract or project; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about some of these and other risks and uncertainties may be found in our filings with the SEC, particularly in the “Risk Factors” section in Part I, Item 1A. of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Unless the context otherwise requires, all references herein to “CDI,” the “Registrant,” the “Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

Item 1.	Business

General

CDI Corp. (NYSE:CDI) provides project outsourcing services for its customers’ engineering, information technology and project management needs, staffing services to augment its customers’ workforces and a range of professional services to meet its customers’ permanent placement needs. The Company derives most of its revenue by providing these services to large and mid-sized companies, primarily in the US, UK and Canada. Following is a more detailed description of the Company’s services:

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

In the CDI Engineering Solutions (“ES”) segment, these outsourcing projects generally range in duration from several months to multiple years and typically include analysis of a customer’s engineering needs and development of solutions. These services include such functions as feasibility studies, program and project management, technology and process design, architectural design and engineering, front-end engineering design, detailed design, construction management, equipment procurement and facility start-up services. Additional services can include life-cycle plant maintenance.

In the CDI Information Technology Solutions (“ITS”) segment, outsourcing projects and outsourcing of functions and processes can range from several months to multiple years and include service-desk operations, assessments, execution of business application services, web development, quality assurance and testing and program management.

The CDI AndersElite (“Anders”) and Management Recruiters International (“MRI”) segments do not provide project outsourcing services.

•

Staffing services - The Company provides personnel to its customers for a period of time to augment the customers’ workforces in times of project, seasonal, peak period or business cycle needs. The personnel provided are generally skilled engineering, IT, project management, architecture, construction and other professionals who work at a customer’s location under the supervision of the customer on assignments that generally range from several months to multiple years. The Company also provides managed staffing services by assuming overall management of a customer’s staffing. Each of the Company’s four business segments provides customers with staffing services.

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

The Company was incorporated in Pennsylvania on July 30, 1985. It is the successor registrant to CDI Corporation, which was incorporated in Pennsylvania on September 16, 1950.

Reporting Segments

The Company operates in four reporting segments: ES, Anders, MRI and ITS. In 2007, the Company sold its Todays business segment, which was a significant step in the Company’s efforts to refocus CDI’s business on engineering and IT project outsourcing and higher-level staffing services. As a result of the sale, the financial results of the Todays business segment were presented as discontinued operations in the historical financial statements.

CDI Engineering Solutions (“ES”)

ES is a full service engineering, architecture, procurement, construction management and technical staffing provider offering project outsourcing, staffing and professional services through a global network of offices and alliance partners. In most engineering project engagements, the Company seeks to utilize technical resources at the most cost-effective CDI offices or alliance facilities. Work is generally performed at CDI engineering centers in the US and Canada and at a joint venture facility in Mexico. Approximately 15% of ES’s total revenue in 2010 was from customers domiciled outside the US.

Services

Prior to the purchase of substantially all of the assets and certain liabilities of L. Robert Kimball & Associates, Inc. and two affiliated companies (collectively, “L.R. Kimball”) on June 28, 2010 (see Note 4—Acquisitions, in the notes to the consolidated financial statements), ES operated through the following three verticals:

•

CDI-Process and Industrial (“P&I”) - P&I provides a full range of engineering, design, project management, professional staffing and outsourcing solutions to firms in oil, gas, refining, alternative energy, power generation and energy transmission, chemicals and heavy manufacturing industries. In addition, P&I offers facility design, project management, engineering, staffing and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries.

•

CDI-Government Services (“Government Services”) - Government Services provides a full range of engineering, design, logistics and professional staffing services to the defense industry, particularly in marine design, systems development and military aviation support.

•	CDI-Aerospace (“Aerospace”) - Aerospace provides a full range of engineering, design, project management and outsourcing solutions to both the commercial and military aerospace markets.

With the purchase of substantially all of the assets and certain liabilities of L.R. Kimball, ES added the following fourth vertical:

•

CDI-Infrastructure (“Infrastructure”) - Infrastructure provides a full range of architecture, civil and environmental engineering, communication technology and consulting services to governmental, educational and private industry customers, through a network of offices primarily in the mid-Atlantic region.

Project Outsourcing Services—ES’s project outsourcing services are high value-added engineering services that typically involve managing a discrete portion or portions of a customer’s capital project, including, but not limited to, architecture, feasibility studies, basic engineering or detailed plant design and construction management, validation and commissioning of a facility and life cycle support. To the extent such activities entail design and planning work, they are typically performed at CDI’s offices. However, construction management, commissioning and life cycle support activities are generally performed on-site at customers’ facilities. ES performs these engagements under contracts that are generally several months to multiple years in duration.

Staffing Services—ES’s staffing services are tailored to the needs of its customers. The most basic service provides skilled professionals to work at a single customer location on a temporary basis. In providing these services, the segment recruits and hires employees and provides them to its customers to supple-

ment the customers’ workforces on assignments that generally last several months to multiple years, depending on the customers’ needs. ES employees perform the vast majority of these services at the customers’ facilities under the customers’ supervision. Customers use ES’s employees to provide additional capabilities in times of expansion and change and to work on projects requiring specialized skills. At the end of the project, ES assigns the employees to another project for the same customer, assigns the employees to perform services for another customer or terminates the employment of the employees.

This segment’s highest-value staffing service is customized managed staffing solutions, under which ES manages the fulfillment of all the customer’s staffing needs (which includes the supply of contract personnel by other staffing providers) and performs certain human resource functions required to manage the customer’s contract workforce. In these instances, ES frequently establishes on-site offices at one or more of the customer’s facilities provides staffing and links that office into the segment’s business systems. If desired by the customer, managed staffing solutions can utilize web-based technology to help accelerate and streamline the procurement, management and supervision of contract employees. ES is responsible for administrative matters, benefits and employment taxes for its contract employees.

Professional Services—ES also provides permanent placement services to meet the needs of its customers. Customers provide a position specification to ES, and candidates are identified through traditional advertising, the Company’s website, networking, public job boards and targeted recruiting. ES provides recruitment process outsourcing (“RPO”) services to manage a customer’s entire permanent recruitment process. RPO services provide domestic and multinational customers with a single source of professional and technical permanent placements across an entire organization. ES also offers assessment services to study a customer’s permanent placement hiring processes and provides recommendations to improve critical hiring metrics. Those metrics include time to hire, cost to hire and quality of hired candidates.

Pricing

ES generally prices its project outsourcing services using either bill rates or a mark-up or multiplier of its employees’ hourly rates of pay. Approximately 5% of ES’s 2010 revenue is generated from services provided on a fixed-price basis. For temporary and managed staffing contracts, ES generally determines the pricing based on either bill rates or mark-ups of its employees’ hourly rates of pay. Except for fixed-price contracts, contracts generally do not obligate the customer to purchase any fixed number of hours. Generally, the customer has the right to terminate the project outsourcing or staffing contract at any time. ES maintains the right to terminate the employment of its employees at will.

Permanent placement revenues are generally contingent upon filling an assigned position. If the customer hires the candidate, ES receives a fee based on an agreed-upon rate, which generally amounts to a percentage of the candidate’s first-year compensation.

Customers typically invite several companies to bid for contracts, which the Company believes are awarded primarily on the basis of prior performance, reputation, value-added services, technological capability and price. Customers frequently award multi-vendor contracts.

Customers / Markets

ES’s customers are primarily large, multinational corporations. P&I customers are in the oil, gas, refining, alternative energy, power generation and energy transmission, chemicals, heavy manufacturing, pharmaceutical, bio-pharmaceutical and regulated medical service industries. Government Services customers are in the defense industry. Aerospace customers are in the commercial and military aviation industries. Infrastructure customers are mainly in the transportation, correctional, educational and public safety industries. Business under government contracts, which may be terminated by the government for convenience at any time, represented approximately 27% of ES’s total segment revenues in 2010, mostly in the Government Services and Infrastructure verticals.

The segment’s staffing services operating results are affected by the seasonality of its customers’ businesses, which is generally due to customers’ vacation and holiday schedules. Demand for ES’s staffing services is typically subject to seasonal slowdown at the end of the fourth quarter and beginning of the first quarter of each year.

ES’s management conducts business development activities to identify opportunities in specific vertical markets and geographical areas. Business development professionals identify the potential markets for services and develop these markets through personal contact with existing and prospective customers, as well as other business and trade contacts. The segment’s operating management seeks to stay abreast of emerging demand for services and expands or redirects the segment’s efforts to take advantage of potential business in either established or new marketing areas.

Management Recruiters International (“MRI”)

MRI is a global franchisor that does business as MRINetwork® and provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers. The MRI franchisees provide permanent placement services primarily under the brand names Management Recruiters®, Sales Consultants®, CompuSearch® and OfficeMates 5®. MRI’s trademarks provide value by distinguishing its services from those of its competitors and associating its franchisees with a successful service offering. The trademarks have indefinite lives. MRI also provides training and support, implementation services and back-office services to enable franchisees to pursue contract staffing opportunities.

As of December 31, 2010, MRI had approximately 700 franchised offices in the US and approximately 110 internationally franchised offices. The international franchises operate in 37 countries outside the US. In early 2009, the Company terminated its principal international master franchise agreement with MRI Worldwide Network, Limited and assumed responsibility for MRI Worldwide Network, Limited’s sub-franchisee agreements. Subsequently, the Company has been operating this business as a franchisor. MRI believes that the international marketplace provides opportunities for franchise expansion and the potential for franchise sales and royalty revenues. MRI reported 4% of its total revenue from these sources in 2010.

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

MRI also provides training and operations support that enables franchisees to develop staffing services capabilities in their offices. These capabilities potentially provide a franchise owner with a complementary revenue stream and may improve the potential market value of the franchise offices. Franchisees are responsible for selling these services to their customers and for recruiting contractors. In connection with its staffing services, MRI performs payroll, billing and collection services for the franchisees. The franchisee receives a portion of the gross profit generated from the temporary staffing service accounts.

Pricing

Ongoing royalties, initial franchise fees and support service fees are key components of MRI’s revenues. MRI receives ongoing royalty fees based on a percentage of the franchisee’s permanent placement fees and any other revenue collected. New franchise agreements generally have a term of 10 to 15 years. Individual franchises may be acquired by qualified candidates both in the US and internationally. Beginning in January 2011, MRI implemented a new domestic pricing structure with an initial fee of approximately $40,000 and a total support service fee, payable monthly for the first 24 months of operation, totaling $36,000 in addition to the standard royalty rate schedule starting at 9%. International franchise sales pricing varies by country. In 2009 and 2010, the domestic pricing structure included an initial fee of approximately $40,000, a total support service fee, payable monthly for the first twelve months of operation, totaling $24,000 and a standard royalty rate schedule starting at 9%. In 2008, new domestic franchisees paid an initial fee of approximately $100,000 and MRI was entitled to receive a portion of the initial fee paid by new subfranchisees located outside the US.

For most of its staffing services, pricing is based on mark-ups of the hourly rates payable to the contractors. Arrangements generally do not obligate the customer to purchase any fixed number of hours. Generally, the customer has the right to terminate the arrangement at any time.

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

CDI AndersElite (“Anders”)

Anders provides contract and permanent placement candidates to national, regional and local UK and Australia-based customers that operate within the public and private sectors in the industrial, commercial, government and defense, housing, rail, IT, mining and oil and gas industries. The Company maintains offices in the UK and Australia and seeks to capitalize on and develop its international capabilities in order to provide services to its customers who have both local and global requirements. Additionally, Anders is expanding its capabilities to provide centralized, efficient staffing services to national accounts to better serve their business needs. Customer disciplines include archi-

tecture, building services, rail, commercial and industrial construction, consulting engineering, facilities management, interior design, surveying and town planning in both the private and government-funded capital infrastructure building environment. In addition, Anders provides staffing, managed services and recruitment outsourcing services to the aerospace, mining, oil and gas, power and energy, and IT industries. Anders’ business historically has been concentrated on services to the UK construction industry. Commencing in late 2010 management began the process of investing in business development personnel to service additional targeted UK and Australian industry sectors.

Services

Anders provides contractors to work on projects at customer job sites. Anders primarily utilizes its candidate database and its website, as well as external databases, and referrals to source candidates. The contractors are selected based upon a matching of their skill sets to the customer’s requirements. Anders contracts for the contractors’ services either with the individual contractors directly or with a limited company that employs the contractor. The customer has supervisory control and responsibility for the performance of the contractors. The period of assignment depends on the customer’s need for the individual contractor’s skills and can range from one week to two years. At the end of the project, Anders seeks to find the contractors new assignments or terminates the relationship with the contractors.

Additionally, Anders recruits candidates to meet the permanent placement requirements of its customers. Typically, customers provide a candidate specification to Anders and Anders in turn recruits the candidate through the use of its candidate database and its website, as well as external databases and referrals.

Pricing

Anders determines its pricing for the supply of contractors based on mark-ups of the hourly rates payable to the contractors. Arrangements with the customer generally do not obligate the customer to purchase any fixed number of hours. Permanent placement revenues are contingent upon filling an assigned position. If the customer hires the candidate, Anders receives a fee generally equal to a percentage of the candidate’s first-year compensation.

Customers / Markets

Anders provides services to national, regional and local UK and Australia-based customers that operate within the public and private sectors in the industrial, commercial, government and defense, housing, rail, IT, mining and oil and gas industries. The segment’s operating results are affected by the seasonality of its customers’ businesses. This seasonality is due to weather and daylight limitations, as well as governmental budget constraints. Demand for Anders’ staffing services is generally lower in the first and fourth quarters of the calendar year and increases during the second and third quarters.

Anders provides services to the government sector. Business under government contracts, which may be terminated by the government for convenience at any time, represented approximately 23% of Anders total segment revenues in 2010.

CDI Information Technology Solutions (“ITS”)

ITS provides a variety of IT-related services to its customers, which are primarily large and mid-sized customers with significant IT requirements and/or the need to supplement their own staff on a flexible basis. Services include staffing augmentation, permanent placement, outsourcing (both on-site, under the customer’s supervision, and off-site) and consulting.

Services

ITS provides three types of services:

•

IT staffing - Provision of IT specialists to assist in the completion of special projects or to address peak seasonal, project or business cycle demands through the addition of contract IT professionals, a managed staffing solution or direct hires.

•

IT outsourcing - Improvement of process management and efficiency of complex or labor-intensive IT functions such as testing and quality assurance, service desk operations, web development and other business application services.

•

IT consulting - Provision of subject matter expertise in selected IT domains, improve IT process efficiency, reduce implementation time and obtain knowledgeable assessments from the Company’s subject matter experts.

IT outsourcing and IT consulting services primarily provide expertise in three technology areas: quality assurance and testing, application development and maintenance, and service desk management. In providing IT outsourcing services, this segment usually provides its own employees to the customer’s technical department and then manages and monitors the results of the department. In some instances, the managed department is located on-site at the customer’s premises, but in other cases the customer may prefer an off-site location. In this case, the segment may maintain a stand-alone operation. ITS performs these engagements under contracts that run from several months to multiple years in duration.

IT staffing services provides skilled professionals to work on a temporary basis on customer projects at the customers’ facilities or remotely. ITS also provides managed staffing solutions for customers in need of IT-specific staff augmentation. Candidates are found primarily through a search process, which includes third party and internal candidate databases, job boards and a referral program. The customer’s need for the individual employee’s skills dictates the duration of the assignment. The average duration of an assignment is approximately six to twelve months. At the end of the assignment, ITS assigns the employees to perform services for another customer or terminates the employment of the employees.

Additionally, IT permanent placement recruits candidates to meet the permanent placement requirements of its customers. Typically customers provide a candidate specification to ITS. The candidate is then found through a search process, which includes third party and internal candidate databases, job boards and a referral program.

Pricing

For most of its IT staffing augmentation contracts, ITS determines the pricing based on bill rates or mark-ups of its employees’ hourly rates of pay. Contracts generally do not obligate the customer to purchase any fixed number of hours. Generally, the customer has the right to terminate the contract on short notice. ITS maintains the right to terminate its employees at will.

Permanent placement revenues are typically contingent upon filling an assigned position. If the customer hires the candidate, ITS receives a fee based on an agreed-upon rate, which generally amounts to a percentage of the candidate’s agreed-upon first-year compensation at the date of hire.

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

Customers / Markets

ITS customers are primarily large and mid-sized companies. Major customers are predominantly in the technology, financial services and auto industries, though ITS also has customers in a variety of other industries. Revenue from one customer, International Business Machines Corporation (“IBM”), accounted for 20% of total CDI consolidated revenue in 2010.

ITS seeks to expand its service offerings and increase its service levels with existing customers. ITS also grows its business in its major markets by developing business and trade contacts with prospective customers. The market demand for ITS’s services is heavily dependent upon the pace of technological change and the changes in business requirements and practices of its customers.

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

Other Information

Competition

The Company competes in global, national, regional and local markets with numerous engineering and information technology outsourcing companies and with temporary staffing and permanent placement firms. All segments of the Company’s operations face competition in attracting both customers and high-quality specialized employment candidates. The temporary and permanent placement businesses are very competitive and highly fragmented, with limited barriers to entry into the market. In many areas, the local companies are the strongest competitors. Price competition among companies in CDI’s staffing services industry and pricing pressures from customers are significant. The trend of customers who consolidate their purchases of engineering and IT outsourcing and staffing services with a single provider or with a small number of providers continues. This trend to consolidate purchases may make it more difficult for the Company to obtain or retain customers when competing with larger competitors. The Company believes it derives a competitive advantage from its lengthy experience with and long-standing commitment to the industries it serves, long-term relationships with its customers, technical capabilities and national and international presence.

In 2010, CDI’s largest competitors by segment included:

•	ES - AECOM Technology Corp, Aerotek, Inc., Belcan Corporation, Day & Zimmermann, Inc., Gibbs and Cox, Inc., Jacobs Engineering Group Inc. and The Shaw Group Inc.

•	MRI - Heidrick & Struggles International, Inc., Korn/Ferry International, Robert Half International Inc. and SRA International, Inc.

•	Anders - Hays plc, Hill McGlynn (a subsidiary of Randstad Holding nv), Matchtech Group plc and Morrison plc.

•	ITS - Aerotek, Inc., CIBER, Inc., Computer Task Group, Inc., MPS Group, Inc. (a subsidiary of Adecco S.A.) and Volt Information Sciences, Inc.

Financial Information about Reporting Segments

Please see Note 17—Reporting Segments, in the notes to the consolidated financial statements, for further information about reporting segments, including information about geographic areas in which the Company operates.

Safeguards—Business, Disaster and Contingency Planning

CDI has a number of safeguards that seek to protect the Company from various system-related risks. Given the significant amount of data generated in the Company’s key processes, including customer-related projects, recruiting, payroll, and customer invoicing, CDI has implemented fault tolerant processing capability within the Company’s primary data center. This mitigates the risks related to hardware failure. Additionally, CDI has contracted with a third-party provider to restore its primary data center operations in the event of a disruption. Finally, the Company maintains site disaster plans for a majority of its operating offices as well as maintaining data back-up requirements throughout the Company.

Employees

As of December 31, 2010, CDI had approximately 1,000 staff employees. In addition, CDI had approximately 9,000 employees and other workers engaged as billable personnel. The number of billable employees and other workers varies in relation to the number of projects and assignments in progress at any particular time.

Access to Company Information

CDI maintains a website at www.cdicorp.com and makes available free of charge on that website (under the “Investor Relations” tab) the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after CDI electronically files these materials with, or furnishes them to, the Securities and Exchange Commission. Also available on CDI’s website are the Company’s Corporate Governance Principles, Code of Conduct and the charters for the Audit Committee, Compensation Committee, Finance Committee, Executive Committee and Governance and Nominating Committee. Each of the foregoing is also available in print free of charge and may be obtained upon written request to: Vice President-Corporate Communications, CDI Corp., 1717 Arch St., 35th Floor, Philadelphia, PA 19103. The information contained on CDI’s website, or on other websites linked to CDI’s website, is not part of, or incorporated in, this report.

Item 1A.	Risk Factors

CDI’s business involves a number of risks, many of which are beyond our control. The risks and uncertainties described below could individually or collectively have a material adverse effect on our business, assets, profitability or prospects. While these are not the only risks and uncertainties we face, management believes that the more significant risks and uncertainties are as follows:

CDI’s business is heavily dependent on capital spending by customers in the industries we serve, and cuts in capital spending and economic downturns may result in the loss of revenue and profitability.

The demand for CDI’s services is highly dependent upon the level of capital spending by our customers, especially in the ES and Anders segments. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for project outsourcing and both temporary and permanent employees. There have been and, despite some recent signs of a turnaround, may continue to be delays and cancellations of projects due to credit constraints and weak economic conditions experienced by our customers. These delays and cancellations have adversely affected and could continue to adversely affect CDI’s revenue and profitability

Unfavorable economic conditions could negatively affect CDI’s business.

Financial markets in the US, Europe and Asia experienced extreme disruption in recent years, causing severely tightened credit availability, increases in unemployment and general declines in the US economy and economies around the world. While conditions appear to be gradually improving in some countries, many companies are limiting, and may continue to limit, their spending on the services which CDI provides, which in turn could have a material adverse effect on our financial and operating performance.

The Anders and MRI segments earn revenue when qualified candidates accept open positions with potential employers. These employers may postpone or cut back on hiring in efforts to cut costs, particularly during economic downturns. In addition, during periods of high unemployment, candidates may be less likely to take the risk of seeking new employment, creating a lack of qualified candidates. Both of these could have a material adverse effect on our financial and operating performance.

In addition, the MRI segment derives royalty revenue from franchisees. If persons hoping to start MRI franchises are unable to obtain credit, they could be prevented from purchasing franchises, which could impede our growth in that sector. If current franchisees are unable to obtain credit, it could cause downsizing in their organizations, in turn negatively affecting MRI’s royalty revenue, potentially having a material adverse effect on CDI’s financial and operating performance.

While CDI manages its cost structure in response to reduced demand for our services, the associated costs may negatively impact our results and these efforts may not be successful in having us remain profitable or, if profitable, maintain our current profit margins.

Our revenues are subject to uncertainties and cyclicality. Our results of operations depend on, among other factors, new contract awards and contract renewals, and the selection process and timing for performing these contracts are subject to contingencies beyond our control. In addition, our customer contracts and arrangements may be adjusted, cancelled or suspended by our customers, in most cases on short notice. Fluctuations in commodity prices could also have a material adverse impact on our operating results.

A significant portion of our revenues is directly or indirectly derived from awards of long-term contracts. It is difficult to predict whether and when we will receive such awards due to the typically lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, customers’ financing arrangements and governmental approvals. Because a meaningful portion of our revenues is generated from these contracts, CDI’s results of operations and cash flows can fluctuate from quarter to quarter depending on the timing of contract awards and contract renewals.

Many of the industries CDI serves historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies, such as what was experienced in recent years. Consequently, CDI’s results of operations have fluctuated and may continue to fluctuate depending on the demand for services from these industries. For example, fluctuations in commodity prices (such as chemicals or oil and gas) can have a significant impact on our ES segment, since those prices have a direct effect on our customers’ decisions to invest in capital projects. Rising commodity prices can negatively impact the financial returns on those projects, which may result in projects being delayed or cancelled.

Furthermore, substantially all of CDI’s contracts are subject to cancellation or termination at the discretion of the customer. Many of our contracts, particularly in the staffing business, contain no minimum purchase obligations on the part of the customer. Project contracts are generally subject to changes in the scope of services to be provided. Accordingly, we do not have a guaranteed backlog of business.

The loss of one or more major customers could have a material adverse effect on our financial results.

The loss of one or more major customers or projects, or a significant decrease in the volume of business that we receive from such major customers or projects could have a material adverse effect on CDI’s financial condition and results of operations. Revenue from one customer, IBM, accounted for 20% of total CDI consolidated revenue in 2010. Our current contract with IBM is up for renewal at the end of June 2011.

CDI derives a substantial portion of its revenue and profits from government agencies. If adequate government funding is delayed or is not available, then our revenue and profits could decline.

CDI is a party to many prime contracts and subcontracts involving US federal, state and local governments and their agencies and authorities, as well as foreign governments and their agencies. Such contracts are subject to various uncertainties, restrictions and regulations. Government contracts are also exposed to risks associated with appropriations. Contracts with the US federal government, for example, are subject to the uncertainties of Congressional funding. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public-supported financing, such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects. As a result, a project we are currently working on may only be partially funded and thus additional public funding may be required in order to complete our contract. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated. As a result, CDI’s government customers may terminate our contracts for convenience or decide not to renew the contracts with little or no prior notice. Government contracts may also contain terms (such as broad indemnification obligations) that expose CDI to higher levels of risk and potential liability than non-government contracts.

A charge for impairment of goodwill or other intangible assets could have a material adverse effect on our reported results of operations.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, we are required to test the goodwill and other indefinite-lived intangible assets carried on our consolidated balance sheets for possible impairment on an annual basis based upon a fair value approach. As of December 31, 2010, CDI had $80.1 million of goodwill and other intangible assets, representing 20% of our total assets of $398.5 million.

CDI has chosen to perform its annual goodwill and other indefinite-lived intangible assets impairment testing by reporting unit as of July 1 of each fiscal year. We are also required to test for impairment between annual tests if events occur or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit was below its carrying value. Examples of events or circumstances include, but are not limited to: adverse changes in legal factors, business climate or regulatory environment; unanticipated competition; loss of key personnel; and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. Other factors that could impact an impairment include, but are not limited to, significant underperformance relative to projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. If the fair value of CDI’s reporting units were to be less than their book value, we could be required to record a non-cash impairment charge. The amount of any impairment could be significant and could have a material adverse effect on our financial results for the period in which the charge is taken.

During the fourth quarter of 2010, Anders experienced additional deterioration from, among other things, ongoing difficulties in the UK construction industry, which has historically been the concentration of services provided by Anders. As a result, we determined that it was necessary to perform an impairment test for Anders. The result of this test determined that the carrying value for the Anders reporting unit exceeded the fair value, which resulted in a goodwill impairment charge of $8.3 million for the fourth quarter of 2010.

We perform certain projects through joint ventures. Participation in joint ventures exposes CDI to additional risks and uncertainties.

As is common in the project engineering industry, CDI executes certain projects jointly with other contractors through joint ventures. These arrangements expose CDI to a number of risks, including the risk that our partners may not be able to fulfill their performance obligations under the joint venture agreements and related customer contracts. There is also a risk that our joint venture partners may be incapable of providing the required financial support to the joint ventures. Another risk is that improper, illegal or unethical actions by our joint venture partners would have a negative impact on the reputation of the joint venture and CDI. Disputes can arise not only between CDI and its joint venture partners, but also between the joint ventures and the customers.

CDI owns a 49% interest in a joint venture called CDI Gulf International (“CGI”). As part of the initial agreement, we invested $4.1 million in CGI in December 2008. We accounted for the payment as an investment in a non-consolidated subsidiary in our ES segment. During 2010, 2009 and 2008, we recorded equity losses of $1.3 million, $1.4 million and $0.4 million, respectively. These equity losses, as well as anticipated future losses, indicated a decrease in the value of our interest in the CGI joint venture and, in December 2010, we recorded a $1.0 million charge to write off our investment in CGI.

We are subject to many different laws and regulations. The failure to comply with those laws and regulations could result in significant fines and penalties being imposed on CDI, harm to our reputation, loss of business and other adverse consequences. Changes in laws and regulations could also result in loss of business and increased costs.

Many US, state, local and foreign laws and regulations govern and impact the business, operations and employees of CDI. These laws and regulations are often complex. CDI’s policies mandate compliance with all applicable laws and regulations, and we maintain a compliance program and provide employees with training, guidelines and information about laws and regulations. CDI has controls and procedures in place that are designed to detect and prevent legal violations and errors and misconduct by employees. However, these policies, programs, controls and procedures cannot provide assurance that employees or agents of CDI will not violate any laws or regulations. Government regulatory agencies can investigate CDI’s compliance with laws and regulations and, if they believe there have been violations, can seek to impose significant fines and penalties (both civil and criminal) on us. New laws, such as the Dodd-Frank Act, increase the rewards for whistleblowing and could result in more claims of violations and in more government investigations. Compliance with laws and regulations, and responding to government investigations, even when no violations have occurred, can entail significant costs and expenses. If violations are alleged or found, CDI’s reputation could be materially damaged for a considerable period of time, which in turn could directly or indirectly result in a loss of business for CDI. Customers and potential customers could decide to discontinue doing business with us, to decrease the amount of business they do with us or to not award new business to us. In some cases, we could be suspended or debarred from government contract work. Our senior management may be required to devote a significant amount of time to repairing the relationship with any customer that decides to discontinue or decrease its business with CDI, thereby decreasing the amount of time senior management is able to devote to other facets of our business; additionally, potential customers may not award business to CDI.

Government contracts are subject to specific procurement regulations, profit and cost controls, and a variety of other legal requirements. For example, for contracts with the US federal government, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, the Service Contract Act and Department of Defense security regulations. We are also subject to government audits, investigations and proceedings and so-called “qui tam” actions brought by individuals or the government under the US False Claims Act or under similar state and local laws. For example, government agencies routinely review and audit government contractors to determine whether allowable costs are in accordance with applicable regulations.

If we violate a law or regulation, fail to comply with a contractual or other requirement or do not satisfy an audit, a variety of penalties can be imposed including monetary damages and criminal and civil penalties. In addition, our government contracts could be terminated, CDI could be suspended or debarred from government contract work, or payment of our costs could be disallowed. Any of these actions could harm CDI’s reputation and could have a material adverse impact on our business, financial condition and results of operations.

In September 2009, the United Kingdom’s Office of Fair Trading (“OFT”) issued a decision in its investigation into alleged anti-competitive behavior by Anders during late 2004 to early 2006. In its decision, the OFT found that Anders violated the UK Competition Act of 1998 and imposed a fine of $12.3 million for the violations. CDI recorded a charge for the full amount of the fine in the third quarter of 2009. We have appealed the OFT decision. No payment has been made pending the outcome of the appeal.

In August 2009, the Civil Division of the Department of Justice (“DOJ”) notified CDI of potential claims against us under the US False Claims Act, which were initiated by an individual relator. The claims stemmed from alleged mischarging of time on certain federal government projects. In November 2010, CDI, the DOJ and the relator settled this matter. Without admitting any liability, we paid the US Government the sum of $2.0 million and the relator and the relator’s attorneys the combined sum of $0.4 million.

CDI’s business is also subject to licensing in many states and in certain foreign countries. There can be no assurance we will continue to obtain all necessary government licenses or that the cost of compliance with the licensing rules will not prove to be material in the future. Any failure to comply with licensing requirements, or increase in the cost of compliance, could materially and adversely impact us.

New laws or regulations also could disrupt or reduce existing business done by CDI. Changes in laws or regulations could result in the imposition of new or additional employee benefits, licensing or tax requirements, thereby increasing our costs of doing business. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner or in a sufficient amount to cover increased costs as a result of any of the foregoing. CDI’s staffing services entail employing a large number of individuals on a temporary basis and placing such individuals in customers’ workplaces. Therefore, increased government regulation of the workplace or of the employer-employee relationship could materially and adversely impact CDI.

CDI’s existing credit facility includes restrictive and financial covenants. CDI’s ability to access additional credit also could be limited.

On October 29, 2010, CDI and its wholly-owned subsidiary, CDI Corporation, entered into a credit agreement with JPMorgan Chase Bank, N.A., under which we have access to a $35.0 million revolving line of credit facility (the “Credit Facility”) that terminates on October 28, 2011. CDI has borrowed a total of $13.9 million under the Credit Facility as of December 31, 2010. Our obligations under the Credit Facility are secured by substantially all of the assets of CDI Corp. and its major US subsidiaries. The terms of the Credit Facility include, among other provisions, specific limitations on creating liens on its assets, subsidiary indebtedness, acquisitions and investments, mergers and consolidations, dividends, stock repurchases, disposition of assets other than in the ordinary course of business, and changing its line of business. Additionally, the Credit Facility requires CDI to maintain certain financial covenants, including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum level of consolidated liquidity. The failure to comply with any of these debt covenants would cause a default under the Credit Facility. A default, if not waived or cured, could cause CDI’s debt under the Credit Facility to become immediately due and payable. In such a situation, we may not be able to repay the debt or borrow sufficient funds to refinance the debt, and even if new financing is available, it may not be on terms acceptable to us. Additionally, if we need to obtain a waiver under the Credit Facility or if we seek other financing, if available, our cost of borrowing could significantly increase and we could face more restrictive covenants. This could materially and adversely affect CDI’s results of operations and financial condition.

Although CDI is currently in compliance with the financial covenants of the Credit Facility, a deterioration of economic conditions could negatively impact our business, resulting in a failure to comply with these covenants in the future, which could in turn limit our ability to borrow funds under the Credit Facility. In such circumstances, we may not be able to secure alternative financing or may only be able to do so at significantly higher costs.

Although CDI generally finances much of its operations using cash provided by operations, at times we depend on the availability of credit to support our working capital needs, grow our business and to help fund business acquisitions. The state of the global credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of our debt securities. There is no guarantee that CDI will be able to renew the Credit Facility on terms as favorable as those in the existing facility, and if we are unable to do so, CDI’s costs of borrowing and our business may be materially adversely affected.

The failure of customers to pay amounts owed to CDI could cause us to experience significant losses.

Accounts receivable represent the largest asset on CDI’s balance sheet. While we take steps to evaluate and manage the credit risks relating to our customers, economic downturns such as the one experienced in recent years can adversely affect various industries and, within those industries, particular customers’ ability to pay, which could reduce our ability to collect all amounts due from customers. In addition, there may be delays in payments from customers, which would increase the working capital which CDI needs to maintain and could impact our liquidity. In addition, in the staffing business, there are sometimes intermediaries between us and the customer, and therefore financial problems involving the intermediary company could pose credit risks to CDI.

CDI is engaged in highly competitive businesses. Pricing pressures and increasing consolidation of purchasing by our customers could reduce our market share and profits.

The engineering, IT and professional staffing businesses are highly competitive and fragmented, with limited barriers to entry for staffing services. CDI competes in global, national, regional and local markets with numerous engineering and IT outsourcing companies and with temporary staffing and permanent placement firms, some of which have greater financial and other resources than we have. Price competition among companies in our industry and pricing pressures from customers are significant. The number of customers that consolidate their purchases of engineering and IT outsourcing and staffing services with a single provider or with a small number of providers has continued to rise. This long-term trend to consolidate purchases may make it more difficult for CDI to obtain or retain customers in the future.

We could also face the risk that certain customers may decide to provide internally services similar to those we offer. Additionally, pricing pressures have intensified as customers have continued to competitively bid new contracts and seek price reductions on existing contracts. This trend is expected to continue for the foreseeable future, which could limit our ability to maintain or increase our market share or profitability.

CDI’s continued success is dependent on our ability to hire and retain qualified employees, both management and billable personnel. The loss of key personnel could have a material adverse effect on our business. In addition, our business may be harmed if CDI or its employees are unable to obtain the security clearances or other qualifications needed to perform services for our customers.

CDI depends upon its ability to attract qualified personnel who possess the skills and experience required by its customers and to successfully bid for new customer projects. CDI must continually evaluate its base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Competition for individuals with proven professional or technical skills always exists, and the demand for such individuals (particularly in certain engineering disciplines and geographic areas) is expected to remain strong in the foreseeable future. There can be no assurance that qualified personnel will continue to be available to CDI in sufficient numbers and on terms of employment acceptable to CDI.

Our operations also depend on the continued efforts of our executives and senior management. The loss of key members of CDI’s management team may cause a significant disruption to our business. CDI also depends on the performance and productivity of its local managers and sales and recruiting personnel. The loss of key managers and field personnel may also jeopardize existing customer relationships, which could cause revenues to decline.

A number of government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If CDI or its employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the anticipated revenue or profit from such contract.

CDI faces competition from lower-cost, offshore outsourcing companies, which may result in a loss of market share and reduced profitability.

There is increasing pressure from customers on their suppliers to outsource certain areas of their businesses to lower-cost offshore locations. Many engineering and IT outsourcing and staffing companies already have or are seeking offshore solutions to support their technology and business process functions, and as a result, a significant amount of domestic technology and engineering project work may utilize offshore capabilities as alternatives to domestic resources. CDI has established lower-cost outsourcing centers and has partnered with offshore companies to provide additional lower cost options to its customers. Conducting business through offshore arrangements entails additional compliance and regulatory issues and may result in additional costs to CDI. CDI’s partnering arrangements are subject to our ability to maintain good working relationships with our foreign partners and on our partners’ ability to fulfill their obligations under our agreements with them. Changes in the supply and demand for offshore personnel with the training to perform the engineering and IT services sought by CDI’s customers, as well as other factors affecting offshore labor costs, could raise CDI’s costs, which would put pressure on its margins. Also, other offshore solution providers could develop direct relationships with CDI’s customers resulting in a significant loss of CDI’s market share and revenue.

Foreign currency fluctuations, weak foreign economies and unfavorable political developments in connection with CDI’s international operations could harm our financial condition.

CDI’s international operations are important to our business, and we expect that they will continue to account for an increasing portion of our total revenues. CDI’s reported financial condition and results of operations are exposed to the effects (both positive and negative) of fluctuating exchange rates. CDI’s exposure to foreign currency fluctuations relates primarily to operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations as well as our investment in the net assets related to these operations. CDI has at times in the past engaged, and may in the future engage, in hedging activities with respect to certain of its foreign operations.

Our international operations are subject to a variety of other risks, including, but not limited to, the following:

•	Recessions in foreign economies and the impact on costs of doing business in those countries;

•	Difficulties in staffing and managing foreign operations;

•	Changes in foreign government policies and regulatory requirements;

•	The adoption of new, and the expansion of existing, trade restrictions and the failure to comply with US export control laws;

•	The lack of well-developed legal systems and less established or traditional business practices in some countries, which could make it difficult for CDI to enforce its contractual rights;

•	Social, political and economic instability, including risks of loss due to civil strife, acts of war, insurrection and terrorism;

•	Limitations on the movement of cash and the ability to repatriate foreign earnings; and

•	Logistical and communications challenges.

CDI operates in many different jurisdictions and could be materially and adversely affected by violations of the US Foreign Corrupt Practices Act, the UK Bribery Act and similar worldwide anti-corruption laws.

The US Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws, including the UK Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to government officials and others for the purpose of obtaining or retaining business. CDI’s internal policies mandate compliance with these anti-corruption laws. We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, there can be no assurance that our internal control policies and procedures will protect us from reckless or criminal acts committed by those of our employees or agents who violate our policies. Our continued expansion outside the US, including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

Estimates of our income tax liabilities are subject to various uncertainties and actual results could vary significantly from these estimates.

When we prepare our financial statements, we estimate our income tax liabilities with respect to the various jurisdictions in which we do business. Significant judgment is required in determining the provision for income tax liabilities in our financial statements and in forecasting our effective income tax rate in a given period. The provision for income taxes and tax liability in the future could be materially and adversely affected by numerous factors, including changes in tax laws, regulations or accounting principles, changes in the valuation of deferred tax assets and liabilities and audits by taxing authorities.

CDI’s project outsourcing business may encounter difficulties that result in additional costs, reductions in revenues, claims, disputes and the payment of damages.

CDI’s project outsourcing services often involve complex design and engineering, significant procurement of equipment and supplies, and broad construction management. We may encounter difficulties in the design or engineering, equipment and supply delivery, schedule changes and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. In addition, we often rely on third-party equipment manufacturers as well as other third-party subcontractors to assist with the completion of our contracts. Any delay by these equipment manufacturers or subcontractors to complete their respective portions of a project, or any failure by subcontractors to satisfactorily complete their respective portions of a project, as well as other factors beyond our control, may result in delays in the overall progress of such project, cause us to incur additional costs or both. These delays and additional costs may be substantial, and we may be required to compensate the customer for these delays. While we may recover these additional costs from the responsible vendor, subcontractor or other third party, we may not be able to recover all of these costs in all circumstances.

In addition, some contracts may require our customers to provide us with design or engineering information or with equipment or materials to be used on the project. In some cases, the customer may provide us with deficient design or engineering information or equipment, or may provide the information or equipment to us later than required by the project schedule. The customer may also determine, after commencement of the project, to change various elements of the project. We are subject to the risk that we might be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred due to customer requested change orders or failure by the customer to timely provide required items. A failure to obtain adequate compensation for these matters could require CDI to record an adjustment to amounts of revenues and gross profit that were recognized in prior periods. Any such adjustments could have a material adverse effect on our results of operations and financial condition.

We bear the risk of cost overruns in fixed-price contracts.

CDI sometimes enters into fixed-price contracts with customers, primarily for engineering project services. Revenue recognized under fixed-price contracts accounts for less than 5% of 2010 consolidated revenue. Under these fixed-price contracts, prices are established based on cost and scheduling estimates, which in turn are based in part on assumptions about the prices and availability of skilled personnel, equipment and materials. If our price estimates for a particular project prove to be inaccurate, if there are errors or ambiguities as to contract specifications, or if there are unanticipated technical problems, then cost overruns may occur, and we could experience reduced profits or a loss for that project and CDI’s reputation could be harmed. Cost overruns may also be caused by changes in the scope of the project after the contract has been entered into or by a failure of the parties to adequately define and agree upon the entire scope of the project at inception. In those cases, there may be disputes between the parties over who should pay for the cost overruns. We will attempt to negotiate change orders to recover the additional costs, but there can be no assurance that we will be successful in our negotiations with our customers. In general, fixed-price contracts can offer greater profit potential but also entail more inherent risk—both in terms of possible financial losses and the potential for significant disputes with customers—than contracts containing pricing on a time-and-materials basis.

CDI’s project outsourcing services expose it to potential professional liability, product liability, warranty and other claims.

In connection with certain of our project outsourcing services, the Company engineers and performs services in various types of facilities, including major industrial facilities, where accidents or system failures can be disastrous. CDI also provides engineering and related services in connection with major products such as aircraft engines and naval ships. Any catastrophic occurrences in excess of insurance limits relating to locations or products which are engineered by CDI or locations where our services are performed could result in significant professional liability, product liability, warranty and other claims against us.

Furthermore, the project outsourcing services CDI provides expose us to additional risks including equipment failures, personal injuries, property damage and unforeseen engineering, architectural and environmental problems, each of which could significantly impact our performance and materially impact our financial statements.

The outcome of pending and future claims and litigation could have a material adverse effect on our business.

From time to time, various types of legal claims arise in connection with the ordinary course of our business. Employees of CDI may make a variety of claims including workplace injury claims and employment-related claims such as discrimination, harassment, and wage and hour claims. Since CDI’s staffing business involves employing a large number of individuals on a temporary basis and placing them in customer workplaces where we have limited ability to control the workplace environment, these types of claims may arise more frequently in those business operations. CDI’s customers may make claims based on our alleged failure to perform in accordance with contract requirements. Since our project business often involves responsibility to produce specified deliverables, these types of claims may arise more frequently in those business operations. Customers in the staffing business may allege claims based on the conduct of staffing employees assigned to the customer’s worksite. Customers and subcontractors may make claims alleging CDI’s failure to abide by certain contract provisions. In addition, CDI is subject to possible government claims or fines for violations of various laws. See Note 12—Legal Proceedings and Claims, in the notes to the consolidated financial statements, for more information.

CDI has significant payroll-related costs, such as workers’ compensation, unemployment taxes and health benefits, which are subject to increases caused by government regulation and other factors, and such increases could reduce our profits.

In conducting its business, CDI pays a number of payroll-related costs and expenses, including unemployment taxes, workers’ compensation and medical coverage for its personnel. Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment and have increased substantially in the current economic environment. Workers’ compensation costs may increase in the future if states raise benefit levels and liberalize allowable claims. CDI self-insures a portion of its exposure for losses related to workers’ compensation and medical coverage for its personnel. We have established reserves for workers’ compensation and medical coverage claims based on historical loss statistics and periodic independent actuarial valuations. While we believe that our assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially and adversely affect our future financial results. Our future earnings could also be materially and adversely affected if we are not able to increase the fees charged to customers to absorb the increased costs related to unemployment insurance, workers’ compensation and medical benefits. In addition, our future earnings could also be materially and adversely affected by future cost increases.

Disasters could interfere with CDI’s ability to operate its business. Certain of our customers operate in areas that may be impacted by severe weather conditions.

Various types of natural or man-made disasters could interfere with CDI’s continued ability to operate its business normally. For example, our ability to protect our data centers and information systems against damage from fire, power loss, telecommunications failure and other disasters is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large databases and periodically expand and upgrade our capabilities. Any damage to our data centers or any failure of our telecommunication links that interrupts our operations or results in an inadvertent loss of data could materially and adversely affect our ability to meet our customers’ needs and their confidence in utilizing CDI for future services. While we have developed various backup plans and disaster recovery plans, there can be no assurance that we would be able to continue to operate our business smoothly in the face of certain natural or man-made disasters. Such business interruptions could materially and adversely affect our financial results and future prospects.

CDI services the oil, gas and chemical industries, each of which has a significant concentration of activities in the Gulf Coast of the US. CDI also has two major engineering centers in this area. The US Gulf Coast has been impacted by several hurricanes in the past, and could be further impacted by severe weather in the future. Some scientists believe that increased hurricane activity is associated with climate change. Hurricanes in the US Gulf Coast could negatively impact CDI’s customers and our ability to serve them.

Past and future acquisitions may not be successful.

CDI has pursued and continues to pursue acquisitions as an element of its growth strategy, but we cannot provide assurances that we will be able to locate suitable acquisitions or that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that such transactions will be successful. Adverse changes in the credit markets may make it more difficult and costly to finance acquisitions. Acquisitions involve a number of risks, including the diversion of management’s attention from its existing operations, the failure to retain key personnel or customers of an acquired business, the failure to realize anticipated benefits, such as cost savings and revenue enhancements, the potentially substantial transaction costs associated with acquisitions, the assumption of unknown liabilities of the acquired business, and the inability to successfully integrate the business within CDI. Potential impairment could result if we overpay for an acquisition. There can be no assurance that any past or future acquired businesses will generate anticipated revenues or earnings.

We rely on information systems in our operations. Failure to protect these systems against security breaches could materially and adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

The efficient operation of CDI’s business is dependent on computer hardware and software systems. Information systems are vulnerable to security breaches by computer hackers and cyber terrorists. We rely on industry-accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not always be adequate to properly prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could materially and adversely affect our business and results of operations.

Improper disclosure of employee and customer data could result in liabilities and harm CDI’s reputation.

CDI’s business involves the use, storage and transmission of information about its employees, candidates, customers and franchisees. The protection of such information, as well as CDI data, is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We have established policies and procedures to help protect the security and privacy of this information. We also, from time to time, export sensitive customer data and technical information to recipients outside the US. CDI has a policy in place that requires an analysis prior to the export of any products, software, data, technology or other information from our systems to determine if any restrictions apply to the export.

It is possible that CDI’s security controls over personal and customer data and other practices that we follow may not prevent the improper access to or disclosure of personally identifiable and customer information. Such disclosure could harm CDI’s reputation and subject us to liability under our contracts and laws that protect personal and customer data, resulting in increased costs or loss of revenue.

CDI relies on outside suppliers to perform certain administrative services.

CDI outsources certain administrative and back office functions to companies that specialize in performing those services. The failure of such outside service providers to adequately perform such services could have a material adverse effect on our business and operations.

If CDI fails to maintain an effective system of internal controls over financial reporting, it may not be able to accurately report its financial results or prevent fraud. As a result, investors could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Effective internal controls are necessary for CDI to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We devote significant attention to establishing and maintaining effective internal controls. Any failure to implement required new or improved controls or difficulties encountered in their implementation could affect our operating results or cause us to fail to meet reporting obligations in future periods. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the market price of CDI stock.

CDI may not be able to obtain the insurance coverages necessary to manage its risks.

CDI relies on insurance to help manage its risks and to limit our exposure to significant claims. The future availability and cost of such insurance is subject to market forces and our claims experience. There can be no assurance that CDI can always obtain and maintain appropriate insurance coverage, including errors and omissions insurance, in order to effectively manage the risks of its business.

In addition, CDI has elected to retain a portion of losses that may occur through the use of various deductibles, limits and retentions under these programs. As a result, we may be subject to future liability for which CDI is only partially insured, or com-

pletely uninsured. Our insurers are subject to business risk. One or more of our insurers may be unable to fulfill their insurance obligations due to insolvency or otherwise. To the extent we are not insured against a loss or any of our insurers fails to provide coverage, CDI’s financial condition and results of operations could be materially and adversely affected.

A significant portion of CDI’s common stock is owned by related parties, and they could vote their shares in a way that is adverse to the interests of other shareholders.

Certain of CDI’s directors and trusts, for which some of our directors serve as trustee, own a substantial portion of CDI’s outstanding common stock. By virtue of this stock ownership, such shareholders have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to shareholders for approval, including the election of directors and the amendment of our Articles of Incorporation or Bylaws. Such shareholders could exercise influence over CDI in a manner adverse to the interests of our other shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company maintains major facilities in the following locations:

Segment	Address	Square Feet	Lease Expiration	Description
Corporate/MRI	1717 Arch Street, Philadelphia, Pennsylvania	30,000	2012 and 2013	Executive offices/MRI offices
Corporate/ES	1801 Market Street, Philadelphia, Pennsylvania	50,000	2016	Corporate offices/Engineering center
ES	615 W Highland Avenue, Ebensburg, Pennsylvania	79,000	2019	Engineering center
ES	4041 Essen Lane, Baton Rouge, Louisiana	35,000	2012	Engineering center
ES	55 Merchant Square, Cincinnati, Ohio	53,000	2015	Engineering center
ES/MRI	200 Public Square, Cleveland, Ohio	52,000	2011	ES operations/MRI offices
Corporate/ITS	125 Lakeview Drive, Cross Lanes, West Virginia	31,000	2014	Shared services center/ITS service desk operations

Additionally, each reporting segment has numerous other active facilities and locations under operating lease agreements. Most of the leased space is devoted to sales, marketing, engineering design, and administrative and back-office functions. Most of these facilities are leased for terms ranging from three to ten years. The Company believes that its facilities are adequate to meet its current and near-term needs.

A few of the Company’s offices accommodate more than one operating segment. In such cases, square-foot usage is allocated among the segments, primarily based on utilization.

Item 3.	Legal Proceedings

The Company has litigation and other claims pending which have arisen in the ordinary course of business.

Investigation by the UK Office of Fair Trading

On September 30, 2009 the United Kingdom’s Office of Fair Trading (“OFT”) issued a decision in its investigation into alleged anti-competitive behavior by Anders during the time period of late 2004 to early 2006. In its decision, the OFT found that Anders violated the UK Competition Act of 1998 and imposed a fine of $12.3 million for the violations, which is not tax deductible. The Company recorded a charge for the full amount of the fine in the third quarter of 2009. The Company has appealed the OFT decision. No payment has been made pending the outcome of the appeal and the reserve is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheets at December 31, 2009 and 2010.

Investigation by the US Department of Justice

In August, 2009, the Civil Division of the Department of Justice (“DOJ”) notified the Company of potential claims against it under the US False Claims Act, which were initiated by an individual relator. The claims stemmed from alleged mischarging of time on certain federal government projects. The Company, with assistance from outside legal counsel, conducted a review of these allegations and cooperated with the DOJ in its investigation. The Company established a reserve of $4.3 million for this matter at December 31, 2009.

In November 2010, the Company, the DOJ and the relator settled this matter. Without admitting any liability, the Company paid the US Government the sum of $2.0 million and the relator and the relator’s attorneys the combined sum of $0.4 million. This settlement is only partially tax deductible. Since the settlement amount was lower than the originally established reserve, the consolidated statements of operations for the year ended December 31, 2010 include a benefit of $1.9 million, recognized in “Operating and administrative expenses.”

Item 4.	Reserved

Reserved.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of CDI’s common stock are traded on the New York Stock Exchange under the trading symbol “CDI”. The high and low sales price per share of the Company’s common stock for each quarter during the last two years are shown in the table below, together with dividend information for each period.

	High	Low	Dividends
2010
First quarter	$16.07	$12.25	$0.13
Second quarter	18.65	14.04	0.13
Third quarter	18.26	10.86	0.13
Fourth quarter	19.90	12.09	0.13

2009
First quarter	$14.52	$6.50	$0.13
Second quarter	13.80	9.05	0.13
Third quarter	16.72	9.91	0.13
Fourth quarter	14.61	11.08	0.13

Dividends

Dividends have been paid quarterly during the past two years. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s earnings, financial condition and capital requirements.

Shareholders

As of February 25, 2011, there were 383 shareholders of record of the Company’s common stock. A single record shareholder account may however represent multiple beneficial owners, including holders of shares in street name accounts. Including those multiple beneficial owners, the Company estimates that the total number of shareholders of the Company’s common stock on February 25, 2011 was approximately 4,000. See Part III, Item 12. of this report and Note 7—Stock-Based Compensation, in the notes to the consolidated financial statements, for information relating to securities authorized for issuance under the Company’s equity compensation plans.

Comparative Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming an investment of $100 on December 31, 2005 and the reinvestment of any dividends) for the last five fiscal years on (a) CDI stock, (b) the Standard & Poor’s (S&P) 500 Index, (c) the peer group index used in CDI’s Form 10-K last year (the “Old Peer Group,” and (d) a new peer group index (the “New Peer Group”).

The Old Peer Group consisted of the following nine companies: CIBER, Inc., Computer Task Group Inc., Heidrick & Struggles International Inc., Jacobs Engineering Group, Inc., Korn/Ferry International, MPS Group, Inc., Robert Half International Inc., The Shaw Group Inc. and Volt Information Sciences Inc.

The New Peer Group consists of the following nine companies: AECOM Technology Corp., CIBER, Inc., Computer Task Group Inc., Heidrick & Struggles International Inc., Jacobs Engineering Group, Inc., Korn/Ferry International, Robert Half International Inc., The Shaw Group Inc. and Volt Information Sciences Inc.

The changes from the Old Peer Group to the New Peer Group are as follows:

•	MPS Group, Inc. (“MPS”) was removed from the peer group list because Adecco S.A., a Swiss corporation, purchased MPS in January 2010 and MPS was no longer traded separately on the NYSE.

•

AECOM Technology Corp. (“AECOM”) was added to the peer group list because AECOM is a competitor of the Infrastructure vertical created in 2010 as a result of the June 28, 2010 purchase of L.R. Kimball.

	Years ended December 31,
	2005	2006	2007	2008	2009	2010
CDI Corp.	$100.00	$92.43	$91.48	$50.15	$52.46	$78.09
S&P 500 Index—Total Return	100.00	115.79	122.16	76.97	97.32	111.98
Old Peer Group	100.00	112.28	149.58	80.44	89.58	105.56
New Peer Group	100.00	113.07	156.15	92.13	95.51	110.90

Recent Sales of Unregistered Securities

The Company did not make any sales of unregistered securities of CDI during 2010.

Item 6.	Selected Financial Data

The following is selected financial data derived from the Company’s audited consolidated financial statements for each of the last five years. The data should be read in conjunction with the Company’s consolidated financial statements (and related notes) appearing elsewhere in this report and with Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations. The data presented below is in thousands, except for per share data.

	For the years ended December 31,
	2010	2009	2008	2007	2006
Earnings Data:
Revenue	$926,289	$884,950	$1,118,597	$1,187,299	$1,113,417
(Loss) earnings from continuing operations (1)	$(10,814)	$(19,919)	$19,415	$31,828	$20,752
Discontinued operations, net of tax (1)	-	-	-	2,374	2,511
Less: Earnings (loss) attributable to the noncontrolling interest	44	(17)	-	-	-
Net (loss) earnings attributable to CDI	$(10,858)	$(19,902)	$19,415	$34,202	$23,263
Basic (loss) earnings attributable to CDI per share:
(Loss) earnings from continuing operations (1)	$(0.57)	$(1.05)	$0.98	$1.57	$1.04
Discontinued operations (1)	-	-	-	0.12	0.13
Net (loss) earnings attributable to CDI	$(0.57)	$(1.05)	$0.98	$1.69	$1.17
Diluted (loss) earnings attributable to CDI per share:
(Loss) earnings from continuing operations (1)	$(0.57)	$(1.05)	$0.97	$1.56	$1.03
Discontinued operations (1)	-	-	-	0.12	0.13
Net (loss) earnings attributable to CDI	$(0.57)	$(1.05)	$0.97	$1.68	$1.16
Cash dividends declared per common share	$0.52	$0.52	$0.52	$0.46	$0.44

Balance Sheet Data:
Total assets of continuing operations (1)	$398,511	$375,034	$383,199	$450,058	$366,825
Total shareholders’ equity	258,927	274,896	291,385	334,978	299,332

Weighted average shares for earnings (loss) attributable to CDI per share:
Basic Shares	19,015	18,932	19,874	20,209	19,944
Diluted Shares	19,015	18,932	20,009	20,377	20,090
(1)	In September 2007, the Company sold its Todays Staffing, Inc. (“Todays”) subsidiary to Spherion Corporation. The sale price was $40.1 million in cash and the Company retained responsibility for certain liabilities and certain current and deferred income taxes directly related to the business. The Company recorded a gain of $2.1 million ($1.3 million after-tax) in connection with the sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

A gradually improving macroeconomic climate provided a positive environment for revenue growth in three of the Company’s four operating segments in 2010. Improvements in domestic GDP throughout 2010, and increased capital spending in the second half of 2010 by the Company’s customers in the power, chemical and specialty chemical industries, generated increased demand for both skilled permanent and contract positions in the Company’s CDI Information Technology Solutions (“ITS”) and Management Recruiters International (“MRI”) segments and, to a somewhat lesser extent, in portions of the CDI Engineering Solutions (“ES”) segment.

The increases were partially offset by decreases in CDI AndersElite (“Anders”) revenue related to continued weakness in the UK construction industry and deterioration in Anders’ transportation business and in the ES segment by continued delays in capital spending by commercial aviation customers in the CDI-Aerospace (“Aerospace”) vertical, by funding delays with a large defense contract in the CDI-Government Services (“Government Services”) vertical, and by reduced demand for large engineering outsourcing projects in the CDI-Process and Industrial (“P&I”) vertical. Additionally, revenue growth was positively affected by the June 2010 acquisition of substantially all of the assets and certain liabilities of L. Robert Kimball & Associates, Inc. (“L.R. Kimball”) in the new CDI-Infrastructure (“Infrastructure”) vertical. As a result, overall Company revenue increased 4.7% to $926.3 million for the full year 2010 compared to the prior year.

The Company reported a net loss attributable to CDI of $10.9 million for 2010 compared to a net loss attributable to CDI of $19.9 million in 2009. The net loss in 2010 was driven to a large extent by certain impairment and deferred tax items reported in the fourth quarter of 2010. The Company recorded an $8.3 million non-tax deductible impairment charge related to a goodwill write-down in the Company’s Anders segment and a $2.8 million valuation allowance against the Company’s net deferred tax assets to fully reserve previously recorded tax benefits generated in the UK.

Also, in the fourth quarter 2010, the Company recorded a $1.0 million non-tax deductible charge as a result of writing off the Company’s investment in its Kuwait-based joint venture in its ES segment. Finally, the Company recorded an additional tax expense of $0.6 million related to a non-realizable tax asset.

In the second quarter of 2010, the Company recorded a reserve reduction of $1.9 million related to the US Department of Justice (“DOJ”) matter, which was settled in the fourth quarter of 2010.

The 2009 net loss was driven to a large extent by a $12.3 million non-tax deductible, pre-tax charge associated with a fine imposed by the United Kingdom’s Office of Fair Trading (“OFT”) and by a $4.3 million, largely non-tax deductible, pre-tax charge in the fourth quarter of 2009 associated with a claim against the Company made by the Civil Division of the DOJ under the US False Claims Act.

The Company’s experience in 2010 is relatively consistent with its experience in emerging from past recessionary cycles as the Company’s customers remained cautious in the early stages of a recovery and gained confidence to invest later in the recovery. As a result, in the early stages of an improving economy, the Company would anticipate an increase in contract staffing assignments from its customers as they begin to utilize contract professionals to supplement their existing workforce. The Company would then anticipate increased demand for permanent workers as customers begin to add permanent technical and professional staff. Finally, the Company would anticipate an increase in demand for its Engineering and IT Outsourcing services as customers increase their capital spending to build plant capacity, introduce new products and invest in new technologies.

The Company’s revenue sources generally followed this pattern in 2010 as it saw gradual improvements in contract staffing demand throughout 2010, an uptick in permanent placement activity beginning in the second quarter and late 2010 indications of improving demand for engineering outsourcing services in the P&I vertical. As noted earlier, the Company did see acceleration in revenue growth in the ITS segment throughout the year driven by the economic recovery as well as by successful business development efforts, particularly with larger customers.

Revenue growth accelerated throughout the year in the Company’s ITS segment due to the aforementioned factors as revenue increased 29.5% versus 2009. MRI segment revenue growth also accelerated during the year as revenue increased 13.6% versus 2009, driven by increased permanent placement hiring by MRI’s franchise office customers and by growth in contract staffing placements.

Revenue in the Company’s ES segment was virtually flat versus the prior year. Excluding revenue from the new Infrastructure vertical of $28.5 million, ES revenue declined 5.9% in 2010 as compared to 2009—although revenue in the second half of the year increased as compared to the first half of 2010, as the economy gradually improved. Revenue declines were driven primarily by declines in engineering outsourcing demand in the P&I vertical, by ongoing work stoppages caused by a federal budget funding gap in a major defense project in the Government Services vertical and by weak demand for commercial aviation services in the Aerospace vertical.

During the year, the Company completed the acquisition of two ES businesses consistent with the Company’s acquisition strategy. The Company acquired L.R. Kimball in June 2010, which added a high-value, higher-margin services portfolio in a new

Infrastructure vertical and acquired DSPCon, Inc. (“DSPCon”) in December 2010, which added a high-value, higher-margin supplier of proprietary process technology to the Company’s Aerospace vertical.

Revenue in the Company’s Anders segment decreased by 36.7% versus the prior year, due primarily to continued weakness in the UK construction industry and deterioration in Anders’ transportation business.

The gradually improving economic environment in 2010 had some adverse effects on the Company’s ability to deliver on portions of its long-term strategic plan—specifically the goal to shift a higher percentage of its services into higher-value and higher-margin project outsourcing and professional services. In 2010, 28.7% of the Company’s revenue was generated by these two higher-margin services versus 29.5% in 2009.

Driving this shift in services mix were the factors noted earlier that described typical customer behavior in an economic recovery cycle. Almost 90% of the increased revenue generated by the Company in 2010 versus the prior year was in staffing services as customers added to their contract workforce in a cautious response to improving economic conditions.

Consolidated Discussion

Business Strategy

CDI’s strategic objective is to be a leading global provider of engineering and information technology outsourcing solutions and professional staffing. These services enable CDI’s customers to focus on their core competencies and drive profitable growth and return on capital investment.

The Company’s strategic plan includes: increasing revenues in higher-value, higher-margin services through both organic and acquisitive growth, increasing the share of revenue generated from global markets, creating a more balanced business portfolio with dynamic and independent growth characteristics and promoting a culture focused on disciplined execution to achieve profitable growth.

Key Performance Indicators

The Company assesses its performance by monitoring a number of key performance indicators, which include revenue, gross profit dollars, gross profit margin, operating profit, operating profit margin, return on net assets and earnings per share.

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

The Company has established the following long-term performance goals:

•	Generate operating profit margin of 5% through gross margin expansion, financial discipline and lean headquarters operations and

•	Produce pre-tax RONA of 20% and redeploy assets unable to meet this target

Operating profit margin increased to an operating profit margin of 0.0% during 2010 from (2.0)% during 2009. The increase in operating profit margin is primarily due to the absence of a £7.6 million ($12.3 million) charge associated with the fine imposed by the OFT and the $4.3 million charge associated with the DOJ investigation, which were included in the 2009 results, partially offset by the $8.3 million impairment charge related to a goodwill write-down in the Anders segment.

During 2010, the Company’s RONA was (1.5)%, as compared to (9.7)% during 2009. This metric is a lagging indicator, which incorporates the preceding three quarters’ performance. The increase in RONA was due to the increase in operating profit to a loss of $0.3 million in 2010 from a loss of $18.1 million in 2009.

Consolidated Results of Operations

2010 versus 2009

Results of Operations

The following table presents revenue by service type along with several key metrics (in percentages) for 2010 and 2009:

Consolidated	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$659,967	71.3%	$623,664	70.5%	$36,303	5.8%
Project outsourcing services	243,781	26.3	240,538	27.2	3,243	1.3
Professional services	22,541	2.4	20,748	2.3	1,793	8.6
	$926,289	100.0%	$884,950	100.0%	$41,339	4.7%
Gross profit	$193,963	20.9%	$176,564	20.0%	$17,399	9.9%
Goodwill impairment	8,312	0.9	-	-	8,312	100.0
Operating and administrative expenses	185,958	20.0	194,699	22.0	(8,741)	(4.5)
Operating loss	(307)	-	(18,135)	(2.0)	17,828	98.3
Net loss attributable to CDI	$(10,858)	(1.2)%	$(19,902)	(2.2)%	$9,044	45.4%

Cash and cash equivalents	$28,746		$73,528		$(44,782)	(60.9)%
Cash flow (used in) provided by operations	$(4,339)		$22,818		$(27,157)	(119.0)%

Effective income tax rate	(243.7)%		(2.6)%
After-tax return on shareholders’ equity (1)	(4.1)%		(7.0)%
Pre-tax return on net assets (2)	(1.5)%		(9.7)%

(1)	The year’s net loss attributable to CDI divided by the average shareholders’ equity.
(2)	Earnings (loss) before income taxes for the year, divided by the average net assets at the beginning and end of the year. Net assets include total assets minus total liabilities excluding cash and cash equivalents and income tax accounts.

Revenue for 2010 increased 4.7% as compared to 2009 (3.8% in constant currency). ITS experienced increased staffing and project outsourcing services revenue, primarily due to growth with existing customers, reflecting the Company’s continued investment and improved productivity in sales and recruiting personnel. MRI experienced growth in professional services revenue, primarily due to increased royalties, and in staffing revenue, as franchisees continued to grow their staffing services. ES staffing services revenue increased in 2010 due to increases in and expansions of projects as certain chemical, oil, and other companies proceeded with maintenance projects.

These increases were partially offset by declines in Anders revenue related to continued declines in staffing services, primarily due to continued weakness in the UK construction industry and deterioration in Anders’ transportation business. ES experienced declines in outsourcing revenue, as an uneven economic recovery and continued uncertainty in the energy sector resulted in reduced demand and delayed or cancelled projects. The decline in ES outsourcing revenue was partly offset as a result of revenue from the new Infrastructure vertical.

Gross profit for 2010 increased as compared to 2009 primarily due to increases in revenue. Gross profit margin increased due primarily to higher-margin outsourcing projects in the new Infrastructure vertical, lower charges for payroll-related taxes due to the Hiring Incentives to Restore Employment Act (“HIRE Act”), which expired December 31, 2010, and increased higher-margin professional services revenue, partially offset by lower-margin staffing becoming a larger portion of total revenue.

During 2010, the Company recorded an $8.3 million impairment charge related to a goodwill write-down in its Anders segment.

Consolidated operating and administrative expenses for 2010 decreased as compared to 2009 primarily due to the absence of a £7.6 million ($12.3 million) charge associated with the fine imposed by the OFT and the $4.3 million charge associated with the DOJ investigation, both of which were included in the 2009 results. The decrease in operating and administrative expenses was also due to cost reduction initiatives taken by the Company throughout 2009 and 2010 and the reserve reduction of $1.9 million related to the settlement of the DOJ matter in 2010. This benefit was partially offset by increased operating expenses associated with the new Infrastructure vertical and increased variable costs for ITS and MRI related to expansions in business volumes.

Operating profit increased to a loss of $0.3 million in 2010 from an $18.1 million loss in 2009, and operating profit margin increased to an operating profit margin of 0.0% during 2010 from an operating loss margin of (2.0)% during 2009, primarily due to lower operating and administrative costs, as well as increased revenues in the second through fourth quarters of 2010 as compared to 2009. These were partially offset by the increased operating expenses associated with the new Infrastructure vertical. 2009 operating and administrative costs included the OFT and DOJ charges.

Cash and cash equivalents of $28.7 million at December 31, 2010 were $44.8 million lower than the prior year balance. This decrease was primarily the result of $38.8 million of cash paid in the acquisitions of L.R. Kimball and DSPCon, dividends paid of $9.9 million, disbursements for capital expenditures of $5.9 million and cash flow used in operations of $4.9 million, which primarily reflects higher working capital requirements. These cash outflows were partially offset by borrowings of $13.9 million.

The Company’s effective income tax rate was (243.7)% for the year ended December 31, 2010 compared to (2.6)% for the year ended December 31, 2009. The income tax rate for 2010 was unfavorably impacted primarily by certain foreign tax attributes, including a $2.8 million charge for a full valuation allowance against deferred tax assets in the UK operations of Anders, the $8.3 million impairment charge related to a goodwill write-down in the Anders segment, which was not tax deductible, losses in foreign jurisdictions on which no tax benefit has been recognized or on which the tax benefit was recognized at tax rates lower than the US rate, and additional tax expense related to a non-realizable tax asset. These were partially offset by the favorable impact of the second quarter 2010 reduction in the reserve for the DOJ matter, which is largely not taxable.

The negative income tax rate in 2009, which reflects an income tax expense on a pre-tax loss, was primarily driven by the $12.3 million charge associated with the fine imposed by the OFT, which is not deductible for income tax purposes. The 2009 income tax rate was also impacted by the $4.3 million charge associated with the DOJ investigation, a portion of which is not deductible for income tax purposes. To a lesser extent, the income tax rate in 2009 was also unfavorably impacted by an increase related to uncertain tax positions and operating losses occurring predominantly in foreign jurisdictions on which tax benefits could not be recognized or that were recognized at tax rates lower than in the US and the effect of stock-based compensation plans.

Segment Discussion

CDI Engineering Solutions (“ES”)

Key Performance Indicators

ES assesses its performance by monitoring a number of key performance indicators, which include revenue, gross profit dollars, gross profit margin, operating profit and operating profit margin.

Revenue is impacted by performance on both new and existing contracts and accounts. Changes in revenue will not generally result in proportionate changes in costs, particularly operating and administrative expenses, thus potentially impacting operating profit margins. ES’s project outsourcing revenue is affected by levels of capital spending by its customers. ES’s staffing and professional services revenue are affected by the general business environment and employment levels. New contract wins, account growth and contract renewals are the primary drivers of future revenue and provide an assessment of ES’s ability to compete. New contract wins fluctuate from quarter to quarter, depending on the timing of customer needs and external factors. Additionally, business development efforts in ES seek to leverage its resume of completed engineering projects, its proven project management skills and its successful management of long-term client relationships to generate incremental business from new and existing clients.

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

Investigation by the US Department of Justice

In August, 2009, the Civil Division of the Department of Justice (“DOJ”) notified the Company of potential claims against it under the US False Claims Act, which were initiated by an individual relator. The claims stemmed from alleged mischarging of time on certain federal government projects. The Company, with assistance from outside legal counsel, conducted a review of these allegations and cooperated with the DOJ in its investigation. The Company established a reserve of $4.3 million for this matter at December 31, 2009.

In November 2010, the Company, the DOJ and the relator settled this matter. Without admitting any liability, the Company paid the US Government the sum of $2.0 million and the relator and the relator’s attorneys the combined sum of $0.4 million. This settlement is only partially tax deductible. Since the settlement amount was lower than the original established reserve, the consolidated statements of operations for the year ended December 31, 2010 include a benefit of $1.9 million, recognized in “Operating and administrative expenses.”

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses and operating profit for ES for 2010 and 2009:

ES	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$270,012	55.9%	$266,097	55.0%	$3,915	1.5%
Project outsourcing services	212,084	43.8	213,717	44.2	(1,633)	(0.8)
Professional services	1,635	0.3	3,941	0.8	(2,306)	(58.5)
	483,731	100.0	483,755	100.0	(24)	0.0
Cost of services	387,811	80.2	392,985	81.2	(5,174)	(1.3)
Gross profit	95,920	19.8	90,770	18.8	5,150	5.7
Operating and administrative expenses	87,210	18.0	85,410	17.7	1,800	2.1
Operating profit	$8,710	1.8%	$5,360	1.1%	$3,350	62.5%

ES’s revenue for 2010 was essentially flat as compared to 2009. The 2010 revenue included $28.5 million of revenue from the operations of the new Infrastructure vertical. Excluding the revenue from the new Infrastructure vertical, ES’s revenue declined in 2010 as compared to 2009, although revenue in the second half of 2010 increased as compared to the first half of 2010, particularly in the P&I vertical, as the economy gradually improved.

Factors adversely affecting revenue for 2010 as compared to 2009 were:

•	Declines in outsourcing as the uneven economic recovery and continued uncertainty in the energy sector that resulted in reduced demand and delayed or cancelled outsourcing projects;

•	A project delay caused by a budget funding gap in a major defense project outsourcing services account in the Government Services vertical, as well as customer delays in other outsourcing projects;

•	Decreases in revenue in the Aerospace vertical, reflecting the relatively weak demand from the commercial aviation industry;

•	The completion of certain staffing projects in Canada, somewhat mitigated by new account wins later in the year; and

•	Continuing declines in professional services related to the completion of a customer contract in 2009 and weak permanent placement demand.

Factors positively affecting revenue were:

•	Increases in and expansions of staffing projects as certain chemical, oil and other companies proceeded with maintenance projects;

•	Increases in outsourcing revenue related to the Infrastructure vertical; and

•	Increases in work performed on several US Navy shipbuilding, ship design and refurbishment projects.

ES’s gross profit dollars increased during 2010 as compared to 2009 primarily due to increased gross profit dollars from the new Infrastructure vertical. Gross profit margin increased primarily due to higher-margin projects in the Infrastructure vertical and lower charges for payroll-related taxes due to the HIRE Act, which expired December 31, 2010, partially offset by the change in revenue mix, with lower-margin staffing becoming a larger portion of total revenue, as well as the decline in higher-margin revenue from professional services.

ES’s operating and administrative expenses increased slightly during 2010 as compared to 2009 primarily due to increased operating expenses associated with the Infrastructure vertical and a $1.0 million charge for writing off the Company’s investment in its CDI Gulf International joint venture. These increases were partially offset by decreased headcount and other cost reduction initiatives taken by the Company during 2009 and 2010 and the reserve reduction of $1.9 million related to the settlement of the DOJ matter in 2010. 2009 also included the $4.3 million charge associated with the DOJ investigation.

ES’s operating profit increased during 2010 as compared to 2009 due primarily to the increase in gross profit dollars.

The following table presents changes in revenue from each of ES’s verticals for 2010 and 2009:

ES	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
CDI-P & I	328,633	68.0%	$340,405	70.4%	$(11,772)	(3.5)%
CDI-Government Services	78,018	16.1	88,488	18.3	(10,470)	(11.8)
CDI-Aerospace	48,577	10.0	54,862	11.3	(6,285)	(11.5)
CDI-Infrastructure	28,503	5.9	-	0.0	28,503	100.0
	$483,731	100.0%	$483,755	100.0%	$(24)	0.0%
(1)	Revenues for 2009 have been reclassified to conform to the current year presentation.

Revenue in the P & I vertical decreased in 2010 as compared to 2009 due to the completion of certain staffing projects in Canada and decreases in outsourcing caused by the uneven economic recovery and continued uncertainty in the energy sector, which resulted in reduced demand and delayed or cancelled projects. These were partially offset by increases in certain staffing projects as companies proceeded with maintenance activities.

Revenue decreased within the Government Services vertical in 2010 as compared to 2009 primarily due to a project delay caused by a budget funding gap in a major defense project outsourcing services account, as well as customer delays in other outsourcing projects, partially offset by increases in work on several US Navy shipbuilding, ship design and refurbishment projects.

Revenue within the Aerospace vertical decreased in 2010 as compared to 2009 primarily due to the relatively weak demand from the commercial aviation industry. In December 2010, the Company completed the acquisition of DSPCon, the results of which are not material to the Aerospace vertical.

The Infrastructure vertical was established in the second quarter of 2010 with the June 28, 2010 purchase of substantially all of the assets and certain liabilities of L.R. Kimball. The results of L.R. Kimball are included in the Infrastructure vertical from the date of acquisition through December 31, 2010.

Management Recruiters International (“MRI”)

Key Performance Indicators

MRI assesses its performance by monitoring a number of key performance indicators, which include revenue, gross profit dollars, gross profit margin, operating profit and operating profit margin.

Revenue is impacted by billings, royalties, the number of franchise offices, franchise sales and billable hours. Billings measure the relative success of franchisee sales and recruiting efforts. Permanent placements are driven by customer demand for mid-to-upper level managerial, professional and sales candidates. This demand provides more opportunities for franchisees to make permanent placements, which lead to increases in franchisee billings and, consequently, royalty revenues to MRI. Growth in the number of franchise offices provides more opportunity to satisfy this customer demand and over time leads to growth in royalties. The number of franchise offices measures MRI’s overall market penetration and franchise sales measure MRI’s ability to expand its market reach. MRI gauges the strength of its franchise sales program by monitoring the number of referrals, sales presentations and sales, closing percentage and the success of the franchisees.

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

Results of Operations

The following table presents changes in revenue, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for 2010 and 2009:

MRI	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$44,386	72.4%	$40,031	74.2%	$4,355	10.9%
Professional services	16,930	27.6	13,944	25.8	2,986	21.4
	61,316	100.0	53,975	100.0	7,341	13.6
Cost of services	28,941	47.2	27,389	50.7	1,552	5.7
Gross profit	32,375	52.8	26,586	49.3	5,789	21.8
Operating and administrative expenses	26,287	42.9	24,280	45.0	2,007	8.3
Operating profit	$6,088	9.9%	$2,306	4.3%	$3,782	164.0%

MRI’s staffing revenue for 2010 increased as compared to 2009 primarily due to new business wins as franchisees continued to grow their staffing services businesses, reflecting ongoing demand for skilled contingent professionals. The increase in professional services revenue was due to increased royalties, reflecting ongoing strength and demand for skilled permanent placement professionals.

MRI’s gross profit dollars increased during 2010 as compared to 2009 primarily due to increases in revenue. Gross profit margin increased primarily due to growth in certain higher-margin staffing accounts and changes in business mix, with higher-margin professional services revenue composing a larger percent of total revenue.

MRI’s operating and administrative expenses increased during 2010 as compared to 2009 primarily due to increases in variable costs related to higher volume staffing services. This was partially offset by decreased headcount and other savings realized from cost reduction initiatives taken by the Company during 2009 and 2010.

MRI’s operating profit increased primarily due to the increase in gross profit dollars, combined with smaller increases in operating expenses. Additionally, MRI’s operating profit gain also reflects the profitability of its international operations.

CDI AndersElite (“Anders”)

Key Performance Indicators

Anders assesses its performance by monitoring a number of key performance indicators, which include revenue, gross profit in local currency, gross profit margin, operating profit and operating profit margin.

Revenue is impacted by performance on both new and existing contracts and accounts. Changes in revenue may not result in proportionate changes in costs, thus potentially impacting operating profit margins. Anders’ revenue is affected by levels of capital spending by customers, as well as the general business environment and employment levels.

Gross profit in local currency and gross profit margin reflect Anders’ ability to realize pricing consistent with value provided, to incorporate changes in market supply and demand and to control and pass through direct costs. Gross margin may not increase at the same percentage rate as revenue. Permanent placement revenue has a significant impact on gross margin. Since there are no direct costs associated with permanent placement revenue, increases or decreases in permanent placement revenue can have a disproportionate impact on gross profit margin.

Operating profit is gross profit less operating and administrative expenses. Operating profit margin reflects Anders’ ability to adjust overhead costs to changing business volumes.

Investigation by the UK Office of Fair Trading

On September 30, 2009 the United Kingdom’s Office of Fair Trading (“OFT”) issued a decision in its investigation into alleged anti-competitive behavior by Anders during the time period of late 2004 to early 2006. In its decision, the OFT found that Anders violated the UK Competition Act of 1998 and imposed a fine of $12.3 million for the violations, which is not tax deductible. The Company recorded a charge for the full amount of the fine in the third quarter of 2009. The Company has appealed the OFT decision. No payment has been made pending the outcome of the appeal and the reserve is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheets at December 31, 2009 and 2010.

Results of Operations

The following table presents changes in revenue, cost of services, gross profit, operating and administrative expenses and operating profit for Anders for 2010 and 2009 in US dollars:

Anders	2010		2009		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$62,129	95.0%	$100,759	97.5%	$(38,630)	(38.3)%
Professional services	3,264	5.0	2,533	2.5	731	28.9
	65,393	100.0	103,292	100.0	(37,899)	(36.7)
Cost of services	53,139	81.3	86,867	84.1	(33,728)	(38.8)
Gross profit	12,254	18.7	16,425	15.9	(4,171)	(25.4)
Operating and administrative expenses (1), (2)	25,870	39.5	34,219	33.1	(8,349)	(24.4)
Operating loss	$(13,616)	(20.8)%	$(17,794)	(17.2)%	$4,178	23.5%

(1)	The year ended December 31, 2010 includes an $8.3 million impairment charge related to a goodwill write-down.
(2)	The year ended December 31, 2009 includes a $12.3 million charge associated with the fine imposed by the OFT.

To more effectively discuss the comparative results of operations for 2010 and 2009, the following table presents Anders’ results on a local currency basis:

Anders	2010		2009		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£40,242	95.0%	£65,074	97.5%	£(24,832)	(38.2)%
Professional services	2,118	5.0	1,669	2.5	449	26.9
	42,360	100.0	66,743	100.0	(24,383)	(36.5)
Cost of services	34,421	81.3	56,085	84.0	(21,664)	(38.6)
Gross profit	7,939	18.7	10,658	16.0	(2,719)	(25.5)
Operating and administrative expenses (1), (2)	16,639	(39.2)	21,781	32.7	(5,142)	(23.6)
Operating loss	£(8,700)	(20.5)%	£(11,123)	(16.7)%	£2,423	21.8%

(1)	The year ended December 31, 2010 includes a £5.3 million impairment charge related to a goodwill write-down.
(2)	The year ended December 31, 2009 includes a £7.6 million charge associated with the fine imposed by the OFT.

Anders’ staffing services revenue for 2010 decreased significantly as compared to 2009 due primarily to continued weakness in the UK construction industry and deterioration in Anders’ transportation business. The increase in professional services revenue was primarily due to growth in permanent placement services for the Australian natural resources market.

Anders’ gross profit in local currency decreased during 2010 as compared to 2009 due primarily to the decline in staffing services revenue. Gross profit margin increased during 2010 as compared to 2009 due to a change in mix as higher-margin professional services revenue was a larger portion of total revenue than in the prior year and because lower-margin rail con-

tracts were a smaller portion of total revenue than in the prior year.

Anders’ operating and administrative expenses decreased during 2010 as compared to 2009, primarily due to the absence of a £7.6 million ($12.3 million) charge associated with the fine imposed by the OFT in 2009. Additionally, operating and administrative expenses decreased due to declines in salaries and variable compensation related to decreased headcount, as well as lower real estate costs associated with office downsizing. These decreases were partially offset by the £5.3 million ($8.3 million) impairment charge related to a goodwill write-down.

Anders’ operating loss decreased during 2010 as compared to 2009 due to the decrease in operating and administrative expenses exceeding the smaller reduction in gross profit. Operating and administrative expenses in 2010 included the £5.3 million ($8.3 million) impairment charge related to a goodwill write-down and 2009 included a £7.6 million ($12.3 million) charge associated with the fine imposed by the OFT in 2009.

CDI Information Technology Solutions (“ITS”)

Key Performance Indicators

ITS assesses its performance by monitoring a number of key performance indicators, which include revenue, gross profit dollars, gross profit margin, operating profit and operating profit margin.

Changes in revenue are impacted by performance on both new and existing contracts and accounts. The ITS model is such that changes in revenue may not result in proportionate changes in operating and administrative costs, thus impacting profitability. Market demand for ITS’s services is heavily dependent upon the pace of change in technology and changes in business requirements and practices of its customers.

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

Results of Operations

The following table presents changes in revenue by category, cost of services, gross profit, operating and administrative expenses, and operating profit for ITS for 2010 and 2009:

ITS	2010		2009		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Staffing services	$283,440	89.8%	$216,777	88.9%	$66,663	30.8%
Project outsourcing services	31,697	10.0	26,821	11.0	4,876	18.2
Professional services	712	0.2	330	0.1	382	115.8
	315,849	100.0	243,928	100.0	71,921	29.5
Cost of services	262,435	83.1	201,145	82.5	61,290	30.5
Gross profit	53,414	16.9	42,783	17.5	10,631	24.8
Operating and administrative expenses	41,348	13.1	36,270	14.8	5,078	14.0
Operating profit	$12,066	3.8%	$6,513	2.7%	$5,553	85.3%

ITS’s revenue for 2010 increased as compared to 2009 primarily due to increases in staffing services from account expansions with existing customers, reflecting the Company’s continued investment in and improved productivity of sales and recruiting personnel. ITS revenue also increased due to increases in project outsourcing services revenue related to several account expansions and professional services revenue, reflecting both higher permanent placement opportunities and a more efficient sales and recruiting force.

ITS’s gross profit dollars increased during 2010 as compared to 2009, primarily due to increases in revenue. ITS’s gross profit margin was lower primarily due to increased business volumes with a lower-margin staffing customer and pricing discounts associated with higher business volumes. This was partially offset by lower charges for payroll-related taxes due to the HIRE Act, which expired December 31, 2010, and to a lesser extent, to an increase in higher-margin professional services revenue.

ITS’s operating and administrative expense increased during 2010 as compared to 2009 primarily due to increased sales, recruiting and commission costs related to expansions in business volumes.

ITS’s operating profit increased during 2010 as compared to 2009 primarily due to increased business volumes, lower charges for payroll-related taxes associated with the HIRE Act and operating and administrative expense increasing at a lower rate than revenues.

Corporate

Corporate expenses are operating and administrative expenses that are not required to be allocated to the reporting units under segment reporting requirements. Corporate expenses totaled $15.9 million for both 2010 and 2009.

Consolidated Results of Operations

2009 versus 2008

Results of Operations

The following table presents revenue by service type along with several key metrics (in percentages) for 2009 and 2008:

Consolidated	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$623,664	70.5%	$771,955	69.0%	$(148,291)	(19.2)%
Project outsourcing services	240,538	27.2	293,058	26.2	(52,520)	(17.9)
Professional services	20,748	2.3	53,584	4.8	(32,836)	(61.3)
	$884,950	100.0%	$1,118,597	100.0%	$(233,647)	(20.9)%
Gross profit	$176,564	20.0%	$255,447	22.8%	$(78,883)	(30.9)%
Operating and administrative expenses	194,699	22.0	230,089	20.6	(35,390)	(15.4)
Operating (loss) profit	(18,135)	(2.0)	25,358	2.3	(43,493)	(171.5)
Net (loss) earnings attributable to CDI	$(19,902)	(2.2)%	$19,415	1.7%	$(39,317)	(202.5)%
Cash and cash equivalents	$73,528		$61,761		$11,767	19.1%
Cash flow provided by operations	$22,818		$14,791		$8,027	54.3%
Effective income tax rate	(2.6)%		32.4%
After-tax return on shareholders’ equity (1)	(7.0)%		6.2%
Pre-tax return on net assets (2)	(9.7)%		14.0%

(1)	The year’s net (loss) earnings attributable to CDI divided by the average shareholders’ equity.
(2)	(Loss) earnings before income taxes for the year, divided by the average net assets at the beginning and end of the year. Net assets include total assets minus total liabilities excluding cash and cash equivalents and income tax accounts.

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

Consolidated operating and administrative expenses for 2009 decreased as compared to 2008 primarily due to decreased headcount, cost reduction measures and lower business volumes, partially offset by the $12.3 million charge associated with the fine imposed by the OFT, the $4.3 million charge associated with the DOJ investigation and $3.2 million of severance and real estate exit charges. These cost reduction activities resulted in significant savings in 2009. Operating and administrative expenses for 2008 also included $1.8 million of severance and real estate exit charges, a $2.5 million bad debt reserve established in 2008 for a customer who filed for bankruptcy in early 2009 and a $0.8 million charge to bad debt related to MRI Worldwide Network, Limited, a former master licensee, which occurred in the first quarter of 2008.

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

ES’s operating and administrative expenses decreased during 2009 as compared to 2008 due primarily to decreased headcount, as well as other cost reduction initiatives beginning in the latter half of 2008 and continued through 2009, and the absence of a one-time $2.5 million bad debt reserve established in 2008 for a customer who filed for bankruptcy in early 2009. These expense reductions were partially offset by the $4.3 million charge associated with the DOJ investigation, as well as $1.8 million of severance and real estate exit charges. These cost reduction activities resulted in significant savings in 2009.

ES’s operating profit declined during 2009 as compared to 2008 due primarily to the decrease in revenue and gross profit dollars, as well as the $4.3 million charge associated with the DOJ investigation, partially offset by decreased operating and administrative expenses related to the cost reduction activities mentioned above.

ES	2009		2008		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue (1)
CDI-P & I	$340,405	70.4%	$466,595	77.4%	$(126,190)	(27.0)%
CDI-Government Services	88,488	18.3	82,909	13.7	5,579	6.7
CDI-Aerospace	54,862	11.3	53,719	8.9	1,143	2.1
	$483,755	100.0%	$603,223	100.0%	$(119,468)	(19.8)%

(1)	Revenues for 2008 and 2009 have been reclassified to conform to the current year presentation.

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

The expense reductions were partially offset by $0.2 million of severance charges and $0.1 million of legal fees associated with the previously disclosed termination of the Company’s master franchise agreement with MRI Worldwide Network, Limited in January 2009. These cost reduction activities resulted in some savings in 2009.

MRI’s operating profit declined due primarily to the significant decline in revenue, partially offset by reductions in operating and administrative expenses related to the cost reduction activities mentioned above.

CDI AndersElite (“Anders”)

Results of Operations

The following table presents changes in revenue, cost of services, gross profit, operating and administrative expenses and operating (loss) profit for Anders for 2009 and 2008 in US dollars:

Anders	2009		2008		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$100,759	97.5%	$196,132	91.9%	$(95,373)	(48.6)%
Professional services	2,533	2.5	17,403	8.1	(14,870)	(85.4)
	103,292	100.0	213,535	100.0	(110,243)	(51.6)
Cost of services	86,867	84.1	166,499	78.0	(79,632)	(47.8)
Gross profit	16,425	15.9	47,036	22.0	(30,611)	(65.1)
Operating and administrative expenses (1)	34,219	33.1	43,119	20.2	(8,900)	(20.6)
Operating (loss) profit	$(17,794)	(17.2)%	$3,917	1.8%	$(21,711)	(554.3)%

(1)	The year ended December 31, 2009 includes a $12.3 million charge associated with the fine imposed by the OFT.

To more effectively discuss the comparative results of operations for 2009 and 2008, the following table presents Anders’ results on a local currency basis:

Anders	2009		2008		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue Staffing services	£65,074	97.5%	£105,709	91.9%	£(40,635)	(38.4)%
Professional services	1,669	2.5	9,379	8.1	(7,710)	(82.2)
	66,743	100.0	115,088	100.0	(48,345)	(42.0)
	56,085	84.0	89,737	78.0	(33,652)	(37.5)
Cost of services	10,658	16.0	25,351	22.0	(14,693)	(58.0)
Gross profit	21,781	32.7	23,241	20.2	(1,460)	(6.3)
Operating and administrative expenses (1)	£(11,123)	(16.7)%	£2,110	1.8%	£(13,233)	(627.2)%
Operating (loss) profit

(1)	The year ended December 31, 2009 includes a £7.6 million charge associated with the fine imposed by the OFT.

Anders’ staffing services revenue for 2009 decreased as compared to 2008 primarily due to the weak construction industry in the UK. The decrease in professional services revenue is primarily due to the significant drop in permanent placement hiring as a result of increased unemployment and weaker demand in the construction market in the UK.

Anders’ gross profit in local currency decreased during 2009 as compared to 2008 due primarily to the decline in revenue. Gross profit margin decreased during 2009 as compared to 2008 due to the significant decline in higher-margin professional services revenue in addition to lower-margin projects providing a larger portion of staffing services revenue.

Anders’ decrease in operating and administrative expenses during 2009 as compared to 2008 was due to lower salary and variable compensation expense as a result of decreased headcount, lower business volumes, office downsizing and other cost reduction measures. This decrease in operating and administrative expenses was partially offset by the £7.6 million charge associated with the fine imposed by the OFT, as well as £0.2 million of severance charges. These cost reduction activities resulted in significant savings in 2009.

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

ITS’s operating and administrative expense decreased during 2009 as compared to 2008 primarily due to continued cost reduction initiatives that began in late 2008. The expense reductions were partially offset by $0.3 million of severance charges. These cost reduction activities resulted in savings in 2009.

ITS’s operating profit increased during 2009 as compared to 2008 primarily due to effective cost reduction measures, as well as increases in staffing services revenue.

Corporate

Corporate expenses are operating and administrative expenses that are not required to be allocated to the reporting units under segment reporting requirements. Corporate expenses totaled $15.9 million for 2009 as compared to $18.3 million for 2008. The decrease of $2.4 million was primarily related to cost control efforts, which included lower professional services fees, partially offset by severance costs of $0.6 million.

Inflation

During the years ended December 31, 2010, 2009 and 2008, general inflation has been low and the net effect of inflation on the Company’s operations has not been material.

Liquidity and Capital Resources

CDI finances its business primarily with cash from operations and borrowings available under its line of credit. During 2010, the Company’s cash needs increased as revenues grew, both through organic growth and acquisitions. As a result, in the latter half of 2010, the Company entered into two financing arrangements, the first for $15.0 million and then the second for $35.0 million, which replaced the first arrangement. At December 31, 2010, the Company’s principal sources of liquidity were $28.7 million of cash and cash equivalents and $21.1 million of borrowings available under its $35.0 million line of credit. CDI generates the majority of its revenues and resultant cash flows from several activities, as outlined below:

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

The Company’s largest asset is accounts receivable (approximately 56.0% and 47.1% of total assets as of December 31, 2010 and 2009, respectively) and, accordingly, expansions and contractions of the Company’s business operations can result in a significant impact on accounts receivable and available cash. Expansions of the Company’s business operations generally result in an initial decrease of cash due to increased payroll costs and an initial increase in outstanding accounts receivable associated with higher business volumes. Contractions of the Company’s business operations generally result in an initial increase of cash due to the continued collections of outstanding accounts receivable and decreased payroll costs associated with lower business volumes.

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

Interest on borrowings under the facility is based on either a Eurodollar rate or an “Alternate Base Rate”, as chosen by the Company each time it wishes to borrow funds. The Eurodollar rate equals LIBOR (as set forth in the Credit Agreement) plus a spread (ranging from 2.25% to 2.75%) depending on the Company’s leverage ratio (which is the ratio of consolidated indebtedness to consolidated EBITDA, as defined in the Credit Agreement). The Alternate Base Rate equals the greater of (i) the Bank’s prime rate, (ii) the Federal Funds rate plus 0.5% and (iii) the one-month LIBOR plus 1%. Any Eurodollar-based borrowings must be in minimum principal amounts of $2.0 million and in increments of $100 and any Alternate Base Rate borrowings must be in minimum principal amounts of $100 and in increments of $100. Fees associated with the facility include a commitment fee of $30 and a facility fee at the rate of 0.25% to 0.375% on the daily amount of the Bank’s commitment.

The Credit Agreement contains restrictive covenants which limit the Company with respect to, among other things, creating liens on its assets, subsidiary indebtedness, acquisitions and investments, mergers and consolidations, dividends, stock repurchases, disposition of assets other than in the ordinary course of business, and changing its line of business. The Credit Agreement also contains financial covenants which require the Company not to exceed a maximum leverage ratio (consolidated indebtedness to consolidated EBITDA) of 2.5 to 1.0, to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0, and to maintain a minimum liquidity balance (unrestricted cash and cash equivalents plus the amount of the unused credit line) of $20.0 million. The preceding financial covenant terms are as defined in the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2010.

At December 31, 2010, the Company had outstanding borrowings of $13.9 million under the Credit Agreement, with a weighted average interest rate of 3.25%, which were borrowed under the Alternate Base Rate option.

On July 1, 2010, the Company executed a promissory note in favor of JP Morgan Chase Bank, N.A. for an uncommitted, unsecured line of credit for borrowings of up to $15.0 million with a maturity date of September 30, 2010. On September 28, 2010, the maturity date of the promissory note was extended to October 31, 2010. This line of credit was replaced by the $35.0 million Credit Agreement discussed above.

Additionally, the Company has a $10.2 million uncommitted, demand unsecured line of credit with Brown Brothers Harriman & Co., under which the bank issues, at its sole discretion, standby letters of credit. At December 31, 2010, the Company had $4.3 million of outstanding letters of credit issued against this line of credit. See Note 6—Short-Term Borrowings, in the notes to the consolidated financial statements, for further information.

The following table summarizes the major cash flow categories from the Company’s consolidated statements of cash flows:

(in thousands)	2010	2009	2008
Operating Activities	$(4,339)	$22,818	$14,791
Investing Activities	(44,800)	(5,870)	(33,163)
Financing Activities	3,772	(8,956)	(39,257)

Operating Activities

During 2010, net cash used in operating activities was $4.3 million. The negative cash flow reflects a net loss of $10.8 million and higher working capital requirements, primarily due to increased growth in select large national accounts whose contract provisions include longer payment terms.

Operating cash flow was lower than the prior year by $27.2 million, primarily due to higher working capital requirements of $47.6 million in 2010, reflecting increases in accounts receivable and a smaller increase in accrued expenses and other current liabilities, partially offset by increases in accounts payable and a $9.1 million lower net loss.

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

Operating cash flow for 2009 was higher than 2008 by $8.0 million, primarily due to lower working capital requirements of $44.7 million, reflecting decreases in accounts receivable and prepaid expenses, increases in accrued expenses and other current liabilities and a smaller decrease in accounts payable, partially offset by a decrease in earnings of $39.3 million.

Investing Activities

Net cash used in investing activities of $44.8 million increased by $38.9 million during 2010, as compared to the same period in 2009. On June 28, 2010, the Company purchased substantially all of the assets and certain liabilities of L.R. Kimball for $34.1 million in cash and on December 20, 2010, the Company acquired substantially all of the assets and certain liabilities of DSPCon, Inc. for $4.7 million in cash. Other investing activities consisted primarily of purchases of fixed assets. During 2010, capital expenditures totaled $5.9 million, as compared to $6.0 million in 2009. The slight decrease in capital spending was primarily due to the absence of computer software and hardware investments for an ITS project outsourcing customer contract in 2009, partially offset by increased internal software projects in the corporate and MRI reporting units. Capital spending in 2010 also related to computer hardware and software purchases in the Aerospace vertical of ES and the Company’s shared services center. In 2010, the Company also reacquired for $0.4 million certain franchise rights in its MRI reporting segment.

Net cash used in investing activities of $5.9 million decreased by $27.3 million during 2009, as compared to the same period in 2008. The Company’s investing activities during 2009 consisted primarily of purchases of fixed assets. During 2009, capital expenditures totaled $6.0 million, as compared to $10.1 million in 2008. The decrease in capital spending was due primarily to timing of major systems activities and hardware and software purchases. In 2009, capital expenditures related primarily to implementation of a financial system upgrade, software purchases in the Aerospace vertical of ES and software development for the ITS segment. On July 28, 2008, the Company purchased the TK Engineering business for $17.6 million in cash. Additionally, the Company invested $4.1 million in a joint venture called CDI Gulf International (“CGI”) and $1.7 million in trademarks in its MRI segment.

Financing Activities

Net cash provided by financing activities of $3.8 million increased by $12.7 million during 2010, as compared to the same period in 2009. The increase in cash provided was primarily due to borrowings of $13.9 million on the Company’s Credit Agreement. See Note 6—Short-term Borrowings, in the notes to the consolidated financial statements for additional information. The Company paid shareholders dividends totaling $9.9 million in both 2010 and 2009. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements.

Net cash used in financing activities of $9.0 million decreased by $30.3 million during 2009, as compared to the same period in 2008. The Company paid shareholders dividends totaling $9.9 million and $10.3 million during 2009 and 2008, respectively. In 2008, the Company repurchased 1,489,469 shares of its common stock for $30.0 million in cash.

Summary

While there is no assurance, management believes that the Company’s current cash balances, borrowing capacity and funds generated from operations will be sufficient to support currently anticipated Company growth and ongoing capital needs.

Contractual Obligations and Commitments

The following table summarizes the Company’s outstanding contractual obligations and commitments as of December 31, 2010 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease commitments (1)	$37,818	$10,106	$15,797	$8,941	$2,974
Letters of credit (2)	4,251	4,251	-	-	-
Purchase obligations (3)	5,731	4,116	1,615	-	-
Total	$47,800	$18,473	$17,412	$8,941	$2,974

(1)	Represents future minimum rental commitments under non-cancelable leases. The Company expects to fund these commitments with existing cash, cash flows from operations and its borrowing capacity. (See Note 14—Lease Commitments and Other Contractual Obligations, in the notes to the consolidated financial statements.)
(2)	Represents primarily letters of credit issued through a domestic bank as required by certain insurance carriers, primarily in connection with the Company’s workers’ compensation plan.
(3)	Purchase obligations consist primarily of normal and customary technology maintenance and on-line job posting and search services contracts. The Company expects to fund these commitments with existing cash, cash flows from operations and its borrowing capacity. (See Note 14—Lease Commitments and Other Contractual Obligations, in the notes to the consolidated financial statements).

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

Revenue Recognition

Revenues in the consolidated statements of operations are presented net of any revenue-based taxes, such as sales, use, excise and value added taxes. The Company derives its revenue from several sources. All of the Company’s segments perform staffing services. The Company’s CDI Engineering Solutions (“ES”) segment also performs project outsourcing services, which includes some fixed-price contracts and permanent placement services. The Company’s Management Recruiters International (“MRI”) segment derives a large portion of its revenue from ongoing franchise royalties and franchise fees. The Company’s CDI AndersElite (“Anders”) segment also derives revenue from permanent placement services. The Company’s CDI Information Technology Solutions (“ITS”) segment also performs project outsourcing services and permanent placement services.

Staffing Services—The Company recognizes revenue from staffing services based on the gross amount billed, as services are performed and associated costs have been incurred when employees of the Company are utilized. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. An element of the Company’s staffing business is the use of unaffiliated companies (“supplier associates”) and their employees to fulfill a customer’s staffing requirements. Under these arrangements, these firms serve as subcontractors. Customers typically require a single consolidated billing which reflects services performed by the Company’s employees as well as staffing supplied by supplier associates.

When utilizing supplier associates, the Company records the difference between its gross billings and the amount paid to the supplier associate as revenue, which is generally referred to as an administrative fee. Administrative and clerical costs related to time accumulation, invoicing and other activities are recorded and included in operating and administrative expenses as incurred.

Project Outsourcing Services—The Company recognizes revenue from project outsourcing services as the services are performed. Revenue for these services is based on mark-ups of its employees’ rates of pay utilizing an hourly multiplier or on a cost plus fixed fee basis.

To a lesser extent, the Company derives revenue from fixed-price contracts. Fixed-price engineering contracts typically include development of conceptual and detailed designs in support of a customer’s construction of tangible property. Revenue is recorded using the percentage-of-completion method, relying on direct labor cost as the primary input measure. In addition, these contracts are evaluated periodically to ensure that any potential losses have been identified and recorded in the financial statements.

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

Permanent Placement—Services include the search and recruitment of candidates to become employed by the Company’s customers. Generally, the Company performs permanent placement services on a non-exclusive, contingency basis. Revenue is recognized only after successfully placing a recommended candidate.

Ongoing Franchise Royalties—MRI’s rights to franchise royalties are governed by the provisions of its franchise contracts. Under the franchise contracts, the franchisees remit to the Company a contractual percentage of fees collected from their customers. The Company records franchise royalty revenue as fees are collected by the franchisee and they become a receivable from the franchisee.

Franchise Fees—The Company recognizes fees related to sales of new MRI franchises and master franchise agreements when the Company has substantially fulfilled its requirements under the respective franchise agreement. Additionally, the Company recognizes a support service fee, which is paid and recognized monthly for the first 12 months of operation.

Income Taxes

The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. As of December 31, 2010, the Company had total net deferred tax assets of $15.6 million. This includes $5.4 million (net of valuation allowance) which relates primarily to state net operating loss carry forwards and foreign tax credit carry forwards. A determination on the basis of objective factors was made that it is more likely than not that the net deferred tax assets will be realized through future years’ income. In the event that actual results differ from these estimates and assessments, the valuation allowances may be adjusted. In 2010, the Company recorded a $2.8 million valuation allowance against the Company’s net deferred tax assets to fully reserve previously recorded tax benefits generated in the UK.

Allowance for Doubtful Accounts

The Company makes ongoing estimates related to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. Estimates used in determining accounts receivable allowances are based on specific customer account reviews, historical experience of credit losses and application of percentages to certain aged receivable categories. The Company also applies judgment, including assessments about changes in economic conditions, concentration of receivables among customers and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific customers. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required. At December 31, 2010 and 2009, the allowance for doubtful accounts was $5.3 million and $6.9 million, respectively.

Goodwill and Other Intangible Assets

The Company performs its annual goodwill and other indefinite-lived intangible assets impairment testing by reporting unit as of July 1 of each fiscal year, or whenever events occur or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit was below its carrying value. Examples of events or circumstances include, but are not limited to, adverse changes in legal factors, business climate or regulatory environment; unanticipated competition; loss of key personnel; and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.

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

As of July 1, 2008, the Company performed its annual impairment testing. Based on the results of the first step of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets as of July 1, 2008.

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

During the fourth quarter of 2010, the Company’s Anders reporting unit experienced the impact of additional deterioration in the UK economic environment, specifically in the UK construction industry, which has historically been the concentration of services provided by Anders. As a result of this triggering event, the Company determined that it was necessary to perform an impairment test for Anders. The result of this test determined that the carrying value for the Anders reporting unit exceeded the fair value, which resulted in a goodwill impairment charge of $8.3 million for the fourth quarter of 2010. There were no triggering events subsequent to July 1, 2010 that required additional testing for reporting units other than Anders.

Changes in future market conditions, the Company’s business strategy, or other factors could impact the future values of the Company’s reporting units, which could result in future impairment charges. The future occurrence of a potential triggering event, such as a decrease in expected earnings, adverse market conditions, a decline in current market multiples, further decline in the Company’s stock price, a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require additional interim impairment testing prior to the next annual impairment test. In the event of significant adverse changes such as those described above, the Company may need to recognize a non-cash impairment of goodwill, which could have a material adverse effect on the Company’s Consolidated Statements of Operations. At December 31, 2010, total goodwill amounted to $63.3 million.

Other intangible assets arising from acquisitions that are determined to have a definite useful life are generally amortized straight-line over the estimated useful life of the asset. Other intangible assets determined to have an indefinite useful life are tested for impairment as part of the Company’s annual impairment assessment. When significant intangible assets are acquired, an independent third party valuation firm is engaged to assist in determining the fair value of the assets as of the acquisition date. At December 31, 2010, other intangible assets amounted to $16.8 million, net of accumulated amortization.

Workers’ Compensation

The Company has a combination of insurance contracts and self-insurance under which the Company generally bears the first $250,000 of risk per single accident for workers’ compensation claims. The Company establishes accruals for workers’ compensation utilizing an outside actuarial firm to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors. Changes in these estimates and assumptions could materially affect the determination of the established accrual. Management evaluates the accrual, and the underlying assumptions, periodically throughout the year and makes adjustments as needed based on such evaluation. The accrual for workers’ compensation was $2.5 million and $2.8 million at December 31, 2010 and 2009, respectively.

Contingencies

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

Effective January 1, 2008, the Company adopted the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. Effective January 1, 2009, the Company adopted the provisions of FASB ASC 820-10-65-1, Transition Related to FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of FASB ASC Topic 820 did not have a material impact on the Company’s consolidated financial statements. (See Note 3—Fair Value Disclosures, in the notes to the consolidated financial statements, for additional information on fair value measurements.)

Effective January 1, 2009, the Company adopted the provisions of FASB ASC 815-10-65-1, Transition Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. The adoption of FASB ASC 815-10-65-1 did not have a material impact on the Company’s consolidated financial statements. (See Note 11—Derivative Instruments, in the notes to the consolidated financial statements, for additional information on derivative instruments.)

Effective January 1, 2009, the Company adopted the provisions of FASB ASC 350-30-65-1, Transition Related to FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The adoption of FASB ASC 350-30-65-1 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of FASB ASC 260-10-65-2, Transition Related to FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under FASB ASC 260-10-65-2, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities, and the two-class method of computing earnings per share is required for all periods presented. The impact of the new method is immaterial and therefore the Company has not disclosed a reconciliation between the treasury stock method and the two class method.

Effective June 30, 2009, the Company adopted the provisions of FASB ASC Topic 855, Subsequent Events, which defines: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may require potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of FASB ASC Topic 855 did not have a material impact on the Company’s consolidated financial statements.

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

Effective February 24, 2010, the Company adopted the provisions of ASU 2010-09, Subsequent Events, which requires SEC filers to evaluate subsequent events through the date the financial statements are issued, but removes the requirement to disclose the date to which subsequent events were evaluated.

Effective January 1, 2011, the Company is required to adopt the provisions of ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which changes the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”), if it is available; third-party evidence if VSOE is not available; or an estimated selling price if neither VSOE nor third-party evidence is available. The adoption of ASU 2009-13 is not expected to have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2011, the Company is required to adopt the provisions of ASU 2010-28, Intangibles—Goodwill and Other (“ASU 2010-28), which disallows entities to assume that Step 1 of the goodwill impairment test is passed if they have reporting units with zero or negative carrying amounts, and the fair values of their reporting units are greater than zero. Instead, companies are required to consider whether there are any adverse qualitative factors indicating that an impairment may exist in order to determine whether or not to perform Step 2 of the goodwill impairment test. The adoption of ASU 2010-28 is not expected to have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2011, the Company is required to adopt the provisions of ASU 2010-29, Business Combinations (“ASU 2010-29”), which specifies that if a public entity presents comparative financial statements, the entity should disclose the pro forma revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of ASU 2010-29 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates.

Foreign Currency Risk

The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations. The Company has at times in the past engaged, and may in the future engage in hedging activities with respect to certain of its foreign operations.

During 2009, the Company entered into zero cost collar option contracts (“options”) to hedge portions of its British pounds sterling and Canadian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and had a range of foreign exchange rates, which provide a hedge against foreign results that are translated at rates outside the range. These options do not have a premium. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses are reflected in current earnings, while the impact of translating the foreign based income into US dollars is recognized throughout the year. For the year ended December 31, 2009, the Company recorded a net loss of $141 thousand related to these options, all of which was realized. The net losses were recorded in other income, net in the consolidated statements of operations. The Company did not enter into any option contracts in 2010. (See Note 3—Fair Value Disclosures, in the notes to the consolidated financial statements, for additional information.)

At December 31, 2009 and 2010 there were no outstanding foreign exchange options or other hedging instruments.

Interest Rate Risk

The interest rate risk associated with the Company’s borrowing activities as of December 31, 2010 is not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. At December 31, 2010, the Company had borrowings of $13.9 million under its $35.0 million revolving line of credit facility. During 2009 and 2008, the Company did not have any borrowings under its committed, unsecured $45.0 million revolving line of credit facility. The Company’s cash balances are primarily invested in money market funds at variable rates and fixed term deposits. Due to the Company’s cash balance, interest rate fluctuations will affect the Company’s return on its investments.

Item 8.	Financial Statements and Supplementary Data

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
(in thousands, except per share amounts)	2010	2009	2008
Revenue	$926,289	$884,950	$1,118,597
Cost of services	732,326	708,386	863,150
Gross profit	193,963	176,564	255,447
Goodwill impairment	8,312	-	-
Operating and administrative expenses	185,958	194,699	230,089
Operating (loss) profit	(307)	(18,135)	25,358
Other (expense) income, net	(540)	81	3,770
Equity in losses from affiliated companies	(2,299)	(1,357)	(406)
(Loss) earnings before income taxes	(3,146)	(19,411)	28,722
Income tax expense	7,668	508	9,307
Net (loss) earnings	(10,814)	(19,919)	19,415
Less: earnings (loss) attributable to the noncontrolling interest	44	(17)	-
Net (loss) earnings attributable to CDI	$(10,858)	$(19,902)	$19,415

Basic (loss) earnings attributable to CDI per share:	$(0.57)	$(1.05)	$0.98

Diluted (loss) earnings attributable to CDI per share:	$(0.57)	$(1.05)	$0.97

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$28,746	$73,528
Accounts receivable, less allowance for doubtful accounts of $5,339 - December 31, 2010; $6,887 - December 31, 2009	222,999	176,677
Prepaid expenses and other current assets	8,773	6,363
Prepaid income taxes	2,407	2,114
Deferred income taxes	7,086	6,015
Total current assets	270,011	264,697
Property and equipment, net of depreciation of $74,423 - December 31, 2010; $67,028 - December 31, 2009	31,019	29,558
Deferred income taxes	8,531	9,615
Goodwill	63,274	51,264
Other intangible assets, net	16,800	9,650
Other non-current assets	8,876	10,250
Total assets	$398,511	$375,034
Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$2,970	$2,843
Short-term debt	13,900	-
Accounts payable	32,910	25,176
Accrued compensation and related expenses	37,493	29,498
Other accrued expenses and other current liabilities	28,110	24,862
Accrued customer rebates	6,923	4,814
Income taxes payable	1,782	-
Total current liabilities	124,088	87,193
Deferred compensation and other non-current liabilities	15,496	12,945
Total liabilities	139,584	100,138
Commitments and Contingencies (Notes 12 and 14)
Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	-	-
Common stock, $.10 par value - authorized 100,000,000 shares; issued 21,531,344 shares -December 31, 2010; 21,428,738 shares - December 31, 2009	2,153	2,143
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	-	-
Additional paid-in-capital	60,338	57,577
Retained earnings	248,467	269,225
Accumulated other comprehensive income (loss)	111	(1,824)
Less common stock in treasury, at cost - 2,462,758 shares - December 31, 2010; 2,456,175 shares - December 31, 2009	(52,487)	(52,366)
Total CDI shareholders’ equity	258,582	274,755
Noncontrolling interest	345	141
Total shareholders’ equity	258,927	274,896
Total liabilities and shareholders’ equity	$398,511	$375,034

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

	Years ended December 31,
(in thousands)	2010	2009	2008
Common stock
Beginning of period	$2,143	$2,136	$2,130
Exercise of stock options	1	-	-
Stock purchase plan	3	2	1
Time-vested deferred stock, stock appreciation rights and restricted stock	6	5	5
End of period	$2,153	$2,143	$2,136
Additional paid-in-capital
Beginning of period	$57,577	$54,377	$50,898
Exercise of stock options	305	-	51
Stock-based compensation	2,456	3,597	3,555
Tax benefit (shortfall) from stock plans	-	(397)	(127)
End of period	$60,338	$57,577	$54,377
Retained earnings
Beginning of period	$269,225	$298,981	$289,908
Net (loss) earnings attributable to CDI	(10,858)	(19,902)	19,415
Dividends paid to shareholders	(9,900)	(9,854)	(10,342)
End of period	$248,467	$269,225	$298,981
Accumulated other comprehensive (loss) income
Beginning of period	$(1,824)	$(11,743)	$14,426
Translation adjustment	1,935	9,919	(26,169)
End of period	$111	$(1,824)	$(11,743)
Treasury stock
Beginning of period	$(52,366)	$(52,366)	$(22,384)
Shares repurchased	-	-	(29,982)
Shares returned in connection with stock option exercises	(121)	-	-
End of period	$(52,487)	$(52,366)	$(52,366)
Noncontrolling interest
Beginning of period	$141	$-	$-
Translation adjustments	20	6	-
Net earnings (loss) attributable to noncontrolling interest	44	(17)	-
Other	140	152	-
Total	$345	$141	$-
Comprehensive (loss) income
Net (loss) earnings attributable to CDI	$(10,858)	$(19,902)	$19,415
Translation adjustments attributable to CDI	1,915	9,913	(26,169)
Comprehensive loss attributable to CDI	(8,943)	(9,989)	(6,754)
Net earnings (loss) attributable to noncontrolling interest	44	(17)	-
Translation adjustments attributable to noncontrolling interest	20	6	-
Comprehensive earnings (loss) attributable to noncontrolling interest	64	(11)	-
Total	$(8,879)	$(10,000)	$(6,754)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2010	2009	2008
Operating activities:
Net (loss) earnings	$(10,814)	$(19,919)	$19,415
Adjustments to reconcile net (loss) earnings to cash (used in) provided by operating activities:
Depreciation	9,971	10,667	11,678
Amortization	686	540	225
Goodwill impairment	8,312	-	-
Deferred income tax expense (benefit)	2,343	(2,757)	(252)
Equity in losses of affiliated companies	2,299	1,357	406
Stock-based compensation	2,979	3,050	3,836
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(27,347)	19,550	7,009
Prepaid expenses and other current assets	(582)	1,251	(1,646)
Accounts payable	4,242	(2,954)	(4,995)
Accrued expenses and other current liabilities	2,698	8,718	(18,517)
Income taxes receivable/payable	2,042	1,736	(3,096)
Other assets, non-current liabilities and other	(1,168)	1,579	728
Net cash (used in) provided by operating activities	(4,339)	22,818	14,791
Investing activities:
Additions to property and equipment	(5,890)	(5,986)	(10,136)
Acquisitions, net of cash acquired	(38,842)	-	(17,608)
Investment in franchise rights	(386)	-	-
Investment in joint venture	-	-	(4,138)
Investment in trademarks	-	-	(1,726)
Other	318	116	445
Net cash used in investing activities	(44,800)	(5,870)	(33,163)
Financing activities:
Dividends paid to shareholders	(9,900)	(9,854)	(10,342)
Shares repurchased under the stock repurchase program	-	-	(29,982)
Net proceeds from short-term debt	13,900	-	-
Cash overdraft	127	878	992
Proceeds from exercises of employee stock options	65	-	51
Tax (expense) benefit from equity compensation plans	-	20	24
Taxes paid in lieu of shares issued for share-based compensation	(560)	-	-
Other	140	-	-
Net cash provided by (used in) financing activities	3,772	(8,956)	(39,257)
Effect of exchange rate changes on cash	585	3,775	(7,669)
Net (decrease) increase in cash and cash equivalents	(44,782)	11,767	(65,298)
Cash and cash equivalents at beginning of period	73,528	61,761	127,059
Cash and cash equivalents at end of period	$28,746	$73,528	$61,761

Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$-	$-
Cash paid (received) for income taxes, net	$4,024	$(382)	$13,312

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 1—Significant Accounting Policies

Nature of Operations-CDI Corp. (the “Company” or “CDI”) was incorporated in Pennsylvania on July 30, 1985. It is the successor registrant to CDI Corporation, which was incorporated in Pennsylvania on September 16, 1950. The Company provides project outsourcing services for its customers’ engineering, information technology and project management needs, staffing services to augment its customers’ workforces and a range of professional services to meet its customers’ permanent placement needs. The Company derives most of its revenue by providing these services to large and mid-sized companies, primarily in the US, UK and Canada.

Basis of Presentation - The consolidated financial statements of the Company and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany balances and transactions. For comparative purposes, certain amounts have been reclassified to conform to the 2010 presentation.

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

Revenue Recognition - Revenues in the consolidated statements of operations are presented net of any revenue-based taxes, such as sales, use, excise and value added taxes. The Company derives its revenue from several sources. All of the Company’s segments perform staffing services. The Company’s CDI Engineering Solutions (“ES”) segment also performs project outsourcing services, which includes some fixed-price contracts and permanent placement services. The Company’s Management Recruiters International (“MRI”) segment derives a large portion of its revenue from ongoing franchise royalties and franchise fees. The Company’s CDI AndersElite (“Anders”) segment also derives revenue from permanent placement services. The Company’s CDI Information Technology Solutions (“ITS”) segment also performs project outsourcing services, which includes some fixed-price contracts, and permanent placement services.

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

The Company derives less than 5% of its revenue from fixed-price contracts. Fixed-price engineering contracts typically include development of conceptual and detailed designs in support of a customer’s construction of tangible property. Revenue is recorded using the percentage-of-completion method, relying on direct labor cost as the primary input measure. In addition, these contracts are evaluated periodically to identify and record potential losses.

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

Franchise Fees - The Company recognizes fees related to sales of new MRI franchises and master franchise agreements when the Company has substantially fulfilled its requirements under the respective franchise agreement. Additionally, the Company recognizes a support service fee, which is paid and recognized monthly for the first 12 months of operation.

Off-Balance Sheet Risk - The Company maintains letters of credit issued through a domestic bank as required by certain insurance carriers, primarily in connection with its workers’ compensation plan. As of December 31, 2010 and 2009, the Company had outstanding letters of credit of $4.3 million and $6.8 million, respectively, expiring at various dates through July 2011.

From time to time the Company engages in foreign exchange hedging activities with respect to its foreign operations. As of December 31, 2010 and 2009, the Company had no outstanding hedging instruments in place.

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

The following table summarizes the changes in the allowance for uncollectible receivables:

	Balance at beginning of year	Additions charged to earnings	Uncollectible receivables written off, net of recoveries	Balance at end of year
December 31, 2010	$6,887	$2,274	$(3,822)	$5,339
December 31, 2009	6,614	1,992	(1,719)	6,887
December 31, 2008	2,996	4,135	(517)	6,614

During 2010, 2009 and 2008, one customer accounted for approximately 20%, 16% and 10% of consolidated revenue, respectively. The Company’s top ten customers accounted for approximately 44%, 42%, and 32% of consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively. One customer accounted for approximately 33% and 29% of total accounts receivable at December 31, 2010 and 2009, respectively.

The Company’s cash and cash equivalents are held in money market mutual funds and in accounts held by major banks and financial institutions, primarily in the US, Canada and the UK.

Income Taxes - The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and tax basis of its assets and liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use tax credit carryforwards and carrybacks, final tax settlements, and the effectiveness of its tax planning strategies in the various tax jurisdictions in which it operates. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. See Note 10—Income Taxes.

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

The Company follows the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. FASB ASC Topic 820 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. The fair value hierarchy consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Goodwill and Other Intangible Assets - Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Other intangible assets are identifiable assets that lack physical substance, which are acquired as part of a business combination or other transaction. Intangible assets with definite lives are amortized over their useful lives. Goodwill and other intangible assets with indefinite lives are not amortized, but are instead tested for impairment at the reporting unit level at least annually. The Company performs its annual goodwill and other indefinite-lived intangible assets impairment testing by reporting unit as of July 1 of each fiscal year, or whenever events occur or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit was below its carrying value. Examples of events or circumstances include, but are not limited to, adverse changes in legal factors, business climate or regulatory environment; unanticipated competition; loss of key personnel; and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. See Note 5—Goodwill and Other Intangible Assets.

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

The Company has a 67% interest in the third joint venture. The results of operations of this joint venture are included in the Company’s consolidated statements of operations. The Company then reports the noncontrolling interest in the joint venture as a separate line item in the equity section of its consolidated balance sheets and by eliminating earnings or losses attributable to the noncontrolling interest in its consolidated statements of operations.

Leases - The Company leases office space under operating leases expiring at various times through 2019. For material lease agreements that provide for escalating rent payments or free-rent occupancy periods, the Company recognizes rent expense on a straight-line basis over the non-cancelable lease term. The lease term commences on the date when all conditions precedent to the Company’s obligation to pay rent are satisfied. Deferred rent is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheets.

Cash Overdraft - The Company manages the level of its cash balances in banks to minimize its non-interest bearing cash balances. Cash balances as reflected by these banks are higher than the Company’s book balances because of checks that are outstanding throughout the banking system. Cash is generally not provided to operating bank accounts until checks are presented for payment. This process can result in negative cash balances in the Company’s records for certain accounts. These negative balances are reflected in current liabilities as “Cash overdraft” when the right of offset is not available.

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

Stock-Based Compensation - The Company follows the guidance of FASB ASC Topic 718, Compensation—Stock Compensa-

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

tion, which requires all share-based payments to employees to be recognized as an expense based on the estimated fair value of the award on the date of grant. The compensation expense, less expected forfeitures, is being recognized over the service period on a straight-line basis. The Company uses the Black-Scholes option pricing model to calculate the fair value of the awards. The Black-Scholes model requires estimates for risk-free interest rate, expected term, expected stock price volatility and expected dividend yield. Changes in these estimates could impact expense recognition for future awards.

Workers’ Compensation - The Company has a combination of insurance contracts and self-insurance under which the Company generally bears the first $250 of risk per single accident for workers’ compensation claims. The Company establishes accruals for workers’ compensation utilizing an outside actuarial service to estimate the undiscounted future cash payments that will be made to satisfy the claims, including an allowance for incurred-but-not-reported claims. This process includes establishing loss development factors based on the historical claims experience of the Company and the industry, and applying those factors to current claims information to derive an estimate of the Company’s ultimate claims liability. In preparing the estimates, the Company also considers the nature and severity of the claims, analyses provided by third party claims administrators, as well as current legal, economic and regulatory factors. Changes in these estimates and assumptions could materially affect the determination of the established accrual. Management evaluates the accrual, and the underlying assumptions, periodically throughout the year and makes adjustments as needed based on such evaluation. The accrual for workers’ compensation was $2.5 million at December 31, 2010 and $2.8 million at December 31, 2009.

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

Effective January 1, 2008, the Company adopted the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. Effective January 1, 2009, the Company adopted the provisions of FASB ASC 820-10-65-1, Transition Related to FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of FASB ASC Topic 820 did not have a material impact on the Company’s consolidated financial statements. (See Note 3—Fair Value Disclosures for additional information on fair value measurements.)

Effective January 1, 2009, the Company adopted the provisions of FASB ASC 815-10-65-1, Transition Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. The adoption of FASB ASC 815-10-65-1 did not have a material impact on the Company’s consolidated financial statements. (See Note 11—Derivative Instruments for additional information on derivative instruments.)

Effective January 1, 2009, the Company adopted the provisions of FASB ASC 350-30-65-1, Transition Related to FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The adoption of FASB ASC 350-30-65-1 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of FASB ASC 260-10-65-2, Transition Related to FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under FASB ASC 260-10-65-2, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities, and the two-class method of computing earnings per share is required for all periods presented. The impact of the new method is immaterial and therefore the Company has not disclosed a reconciliation between the treasury stock method and the two class method.

Effective June 30, 2009, the Company adopted the provisions of FASB ASC Topic 855, Subsequent Events, which defines: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may require potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of FASB ASC Topic 855 did not have a material impact on the Company’s consolidated financial statements.

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

Effective February 24, 2010, the Company adopted the provisions of ASU 2010-09, Subsequent Events, which requires SEC filers to evaluate subsequent events through the date the financial statements are issued, but removes the requirement to disclose the date to which subsequent events were evaluated.

Effective January 1, 2011, the Company is required to adopt the provisions of ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which changes the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”), if it is available; third-party evidence if VSOE is not available; or an estimated selling price if neither VSOE nor third-party evidence is available. The adoption of ASU 2009-13 is not expected to have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2011, the Company is required to adopt the provisions of ASU 2010-28, Intangibles—Goodwill and Other (“ASU 2010-28”), which disallows entities to assume that Step 1 of the goodwill impairment test is passed if they have reporting units with zero or negative carrying amounts, and the fair values of their reporting units are greater than zero. Instead, companies are required to consider whether there are any adverse qualitative factors indicating that an impairment may exist in order to determine whether or not to perform Step 2 of the goodwill impairment test. The adoption of ASU 2010-28 is not expected to have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2011, the Company is required to adopt the provisions of ASU 2010-29, Business Combinations (“ASU 2010-29”), which specifies that if a public entity presents comparative financial statements, the entity should disclose the pro forma revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of ASU 2010-29 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 - Property and Equipment

Property and equipment, net at December 31, 2010 and 2009, was comprised of the following:

	2010	2009
Computer equipment	$43,420	$40,361
Equipment and furniture	22,744	18,657
Software	29,286	27,049
Leasehold improvements	9,992	10,519
	105,442	96,586
Accumulated depreciation	(74,423)	(67,028)
	$31,019	$29,558

During each of the years ended December 31, 2010 and 2009, the Company capitalized approximately $2.3 million of internal-use software acquisition and development costs. During 2010 and 2009, the Company recorded adjustments to retire $2.9 million and $7.1 million, respectively, of property and equipment and removed the associated $2.6 million and $6.8 million, respectively, of accumulated depreciation, recognizing a loss of $0.3 million and $0.3 million, respectively.

Note 3 - Fair Value Disclosures

The Company is exposed to risks associated with foreign currency fluctuations. The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these foreign operations. The Company has at times engaged, and may in the future engage, in hedging activities with respect to certain of its foreign operations.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following tables outline by major category, the financial assets measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements At December 31, 2010 Using
Description	Fair Value Measurements at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid expenses and other current assets
Mutual funds included in deferred compensation plan (1)	$191	$191	$-	$-
Other non-current assets
Mutual funds included in deferred compensation plan (1)	7,461	7,461	-	-
Total assets	$7,652	$7,652	$-	$-

(1)	Included in other accrued expenses and other current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.
(2)	Included in deferred compensation and other non-current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

	Fair Value Measurements At December 31, 2009 Using
Description	Fair Value Measurements at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other non-current assets
Mutual funds included in deferred compensation plan (1)	$6,870	$6,870	$-	$-
Total assets	$6,870	$6,870	$-	$-

(1)	Included in deferred compensation and other non-current liabilities in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

Note 4 - Acquisitions

DSPCon, Inc.

On December 20, 2010, the Company acquired substantially all of the assets and certain liabilities of DSPCon, Inc. (“DSPCon”), headquartered in Bridgewater, New Jersey. DSPCon is a systems engineering and software development firm that develops, sells and services real-time data acquisition and analysis systems for use in applications such as aircraft engine vibration, satellite airframe structural integrity and turbo-machinery performance monitoring. The preliminary purchase price utilized for accounting purposes consists of approximately $6.9 million, including a $4.7 million cash payment and a fair value estimate of $2.2 million to be paid in the form of a contingent earnout. The acquisition should provide additional services in the Company’s Aerospace vertical in the ES segment, while also expanding the Company’s current relationships with several large customers. Pro forma information related to this acquisition is not included because the impact on the Company’s consolidated results of operations is not considered to be material.

L. Robert Kimball & Associates, Inc.

On June 28, 2010, the Company acquired substantially all of the assets and certain liabilities of L. Robert Kimball & Associates, Inc. and two affiliated companies (collectively, “L.R. Kimball”), a professional services firm headquartered in Ebensburg, Pennsylvania. L.R. Kimball provides architecture, civil and environmental engineering, communication technology and consulting services to governmental, educational and private industry customers, through a network of offices primarily in the mid-Atlantic region. The acquisition will broaden both the Company’s service offering portfolio and engineering skill sets. Because of the purchase, a new vertical, CDI—Infrastructure was established within the ES reporting segment.

The Company paid $34.1 million in cash, net of cash acquired, which was funded from cash on hand. The purchase price included a working capital adjustment of $0.1 million, which was finalized during the fourth quarter of 2010. In addition, under the earnout agreement, the Company may pay out an additional zero to $6.0 million if the acquired business achieves an earnings target during the two-year period after the closing. The fair value of the estimated contingent liability for the earn-

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

out at the date of acquisition was $0.2 million, which is recorded in “Deferred compensation and other non-current liabilities” in the consolidated balance sheets. Acquisition-related costs of $0.1 million are included in “Operating and administrative expenses” in the consolidated statements of operations.

The transaction was accounted for as a business combination. The purchase price has been allocated based upon the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition. The Company finalized the allocation of the purchase price in the fourth quarter of 2010. The purchase price allocation for the acquisition is as follows:

Current assets	$16,953
Property and equipment	5,676
Deferred tax asset	842
Trademark	5,100
Customer relationships	2,200
Non-compete agreements	150
Goodwill	15,620
Current liabilities	(12,204)
Net assets acquired	34,337
Less cash acquired	(4)
Contingent liability for earnout, at fair value	(200)
Net cash paid	$34,133

The allocation of the purchase price to the acquired assets and assumed liabilities was based on their fair values as of the acquisition date, with the amounts exceeding the fair value recorded as goodwill. The purchase price allocation for the acquisition was finalized during the second half of 2010, based upon additional information available, which related primarily to the Company’s fair value estimates of customer contracts that were acquired, the valuation of customer relationships and the recording of a deferred tax asset. In connection with its acquisition of the L.R. Kimball net assets, the Company assumed responsibility (subject to certain limited exceptions) for liabilities that may arise from L.R. Kimball’s customer contracts for which work was not completed at the time of the acquisition.

Goodwill of $15.6 million, which is assigned to the Company’s ES reporting segment, is largely tax-deductible. The goodwill consists primarily of the engineering skill sets of the L.R. Kimball workforce, synergies the Company believes will result from combining the operations of L.R. Kimball with the Company, improvements in operating efficiencies and other benefits that do not qualify for separate recognition as acquired identifiable intangible assets.

The fair value of the L.R. Kimball trademark was determined using the income approach, which involves estimating factors such as a royalty rate, revenue stream and discount rate. The fair values of the remaining acquired identifiable intangible assets of $2.4 million were for customer relationships and non-compete agreements. The remaining acquired identifiable assets and liabilities were primarily property and equipment, accounts receivable, and accounts payable and accrued liabilities, for which book value approximated fair value. The gross amount of trade receivables due under contracts acquired from L.R. Kimball was $12.9 million, of which $2.1 million was expected to be uncollectible.

Included in the consolidated statements of operations for the year ended December 31, 2010 was revenue from L.R. Kimball of $28.5 million. Included in the consolidated statements of operations for the year ended December 31, 2010 was earnings before income taxes from L.R. Kimball of $1.5 million.

The unaudited condensed pro forma consolidated statements of operations for the years ended December 31, 2010 and 2009 (assuming the acquisition of L.R. Kimball had occurred as of the beginning of each fiscal period presented) are as follows:

	Years Ended December 31,
	2010	2009
Revenue	$957,245	$955,365
Net loss attributable to CDI	(12,404)	(18,419)
Net loss per share attributable to CDI
Basic	(0.65)	(0.97)
Diluted	(0.65)	(0.97)

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

TK Engineering Associates, Inc.

On July 28, 2008, the Company acquired certain assets of TK Engineering Associates, Inc. (“TK Engineering”), an engineering services firm with offices primarily in Cincinnati, Ohio specializing in design, analysis, consulting and project services in the aviation and energy sectors. The purchase price of $17.6 million, including transaction costs, was funded from the Company’s existing cash. As part of the purchase price allocation, the Company recorded intangible assets of $8.1 million for a customer relationship, which is being amortized on a straight-line basis over the useful life of the asset, which is 15 years, and $6.1 million for goodwill, which is not amortized, but is subject to annual impairment testing. The purpose of the acquisition was to enhance the Company’s service offerings in the CDI Engineering Solutions Aerospace vertical. The TK Engineering business has been included in the ES segment of the Company from the date of acquisition.

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

Note 5 - Goodwill and Other Intangible Assets

The Company performs its annual goodwill and other indefinite-lived intangible assets impairment testing by reporting unit as of July 1 of each fiscal year, or whenever events occur or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit was below its carrying value. Examples of events or circumstances include, but are not limited to, adverse changes in legal factors, business climate or regulatory environment; unanticipated competition; loss of key personnel; and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.

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

As of July 1, 2008, the Company performed its annual impairment testing. Based on the results of the first step of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets as of July 1, 2008.

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

As of July 1, 2010, the Company performed its annual impairment testing. Based on the results of the first step of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets as of July 1, 2010. The Company’s reporting units, with the exception of Infrastructure, which was recorded at fair value on the acquisition date of June 28, 2010, had fair values substantially in excess of their carrying value after completion of the first step. The two reporting units with the lowest excess were Aerospace and P&I. The Aerospace reporting unit had a fair value in excess of its carrying value of approximately 18% and goodwill of $7.0 million. Aerospace’s fair value in excess has been negatively affected by the slowdown in the commercial aviation industry. The P&I reporting unit had a fair value in excess of its carrying value of approximately 19% and goodwill of $12.7 million. P&I’s fair value in excess has been negatively affected by the significant reduction in capital projects, due to the reduced demand in the chemical industry. The Company will continue to closely monitor the recoverability of its goodwill and other indefinite-lived intangible assets for all reporting units and particularly Aerospace and P&I.

During the fourth quarter of 2010, the Company’s Anders reporting unit experienced the impact of additional deterioration in the UK economic environment, specifically in the UK construction industry, which has historically been the concentration of services provided by Anders. As a result of this triggering event, the Company determined that it was necessary to perform an impairment test for Anders. The result of this test determined that the carrying value for the Anders reporting unit exceeded the fair value, which resulted in a goodwill impairment charge of $8.3 million for the fourth quarter of 2010. There were no triggering events subsequent to July 1, 2010 that required additional testing for reporting units other than Anders.

In February 2008, the Company’s MRI subsidiary entered into an agreement with a European based search and recruitment firm under which MRI made a $1.7 million payment to the firm to secure unrestricted future use of certain trademarks. MRI’s payment of $1.7 million was capitalized in other intangible assets (see the table below). This trademark is considered to have an indefinite useful life and accordingly will not be amortized, but will be subject to annual impairment testing. During the impairment test as of July 1, 2010, the Company identified no impairments related to these trademarks.

In July 2008, the Company acquired certain assets of TK Engineering (see Note 4—Acquisitions). As part of the purchase price allocation, the Company recorded intangible assets of $8.1 million for a customer relationship, which is being amortized on a straight-line basis over the useful life of the asset, which is 15 years, and $6.1 million for goodwill, which is not amortized, but instead is subject to annual impairment testing as described above.

In December 2009, January 2010, July 2010 and October 2010, the Company reacquired certain franchise rights. As a result of these purchases, the Company recorded intangible assets of $150 in December, $285 in January, $51 in July and $50 in October, which are being amortized on a straight-line basis over their ten year useful lives.

On June 28, 2010, the Company acquired substantially all of the assets and certain liabilities of L.R. Kimball (see Note 4—Acquisitions). As part of the purchase price allocation, the Company recorded intangible assets of $2.2 million for customer relationships, which are being amortized over their eight-year estimated useful life, $0.2 for non-compete agreements, which are being amortized over their five-year life, and $5.1 million and $15.6 million for a trademark and goodwill, respectively, which are not amortized, but instead are subject to annual impairment testing as described above.

On December 20, 2010, the Company acquired substantially all of the assets and certain liabilities of DSPCon (see Note 4—Acquisitions). As part of the preliminary purchase price allocation, the Company recorded goodwill of $5.3 million.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following tables summarize the changes in the Company’s carrying value of goodwill and other intangible assets by reportable segment during 2010 and 2009:

	December 31, 2009 Net Balance	Additions	Amortization	Translation and Other Adjustments	Impairment Adjustments	December 31, 2010 Net Balance
Goodwill
ES (1)	$22,160	$20,892	$-	$-	$-	$43,052
Anders (2)	19,472	-	-	(490)	(8,312)	10,670
MRI (1)	9,632	-	-	(80)	-	9,552
Total goodwill	51,264	20,892	-	(570)	(8,312)	63,274
Trademarks
MRI	2,165	-	-	-	-	2,165
ES	-	5,100	-	-	-	5,100
Total trademarks	2,165	5,100	-	-	-	7,265
Other intangible assets
Reacquired franchise rights—MRI	150	386	(47)	-		489
Customer relationship—ES (3)	7,335	2,200	(624)	-	-	8,911
Non-compete agreements—ES	-	150	(15)	-	-	135
Total goodwill and other intangible assets	$60,914	$28,728	$(686)	$(570)	$(8,312)	$80,074

(1)	The ES and MRI net goodwill balances at December 31, 2009 include impairment charges of $15,171 and $6,230, respectively, which were taken in 2002 upon the Company’s adoption of guidance now codified as FASB ASC 350-20, Goodwill.
(2)	The Anders net goodwill balance at December 31, 2010 includes an impairment charge of $8,312, which was taken in 2010.
(3)	The ES net customer relationship balance at December 31, 2009 and 2010 includes accumulated amortization of $765 and $1,389, respectively.

	December 31, 2008 Net Balance	Additions	Amortization	Translation and Other Adjustments	December 31, 2009 Net Balance
Goodwill
ES (1)	$22,179	$-	$-	$(19)	$22,160
Anders	17,873	-	-	1,599	19,472
MRI (1)	9,431	-	-	201	9,632
Total goodwill	49,483	-	-	1,781	51,264
Other intangible assets
Trademarks—MRI	2,165	-	-	-	2,165
Reacquired franchise rights—MRI	-	150	-	-	150
Customer relationship—ES (2)	7,875	-	(540)	-	7,335
Total goodwill and other intangible assets	$59,523	$150	$(540)	$1,781	$60,914

(1)	The ES and MRI net goodwill balances at December 31, 2008 include impairment charges of $15,171 and $6,230, respectively, which were taken in 2002 upon the Company’s adoption of guidance now codified as FASB ASC 380-20, Goodwill.
(2)	The ES net customer relationship balance at December 31, 2008 includes accumulated amortization of $225.

Amortization expense was $686 for 2010, $540 for 2009 and $225 for 2008. Annual amortization expense is expected to range from approximately $0.8 - $1.1 million per year for each of the next five years.

Note 6 - Short-Term Borrowings

On November 10, 2008, the Company entered into an amended and restated credit agreement with JP Morgan Chase Bank, N.A. The credit agreement further extended CDI’s then existing committed, unsecured $45.0 million revolving line of credit facility until November 9, 2009. On October 27, 2009, the Company entered into an amendment to its credit agreement. The amendment extended the credit facility from November 9, 2009 until December 9, 2009. On December 9, 2009, the Company decided not to renew this credit facility. The Company did not have any outstanding borrowings under the credit facility during 2008 and 2009.

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

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Interest on borrowings under the facility is based on either a Eurodollar rate or an “Alternate Base Rate”, as chosen by the Company each time it wishes to borrow funds. The Eurodollar rate equals LIBOR (as set forth in the Credit Agreement) plus a spread (ranging from 2.25% to 2.75%) depending on the Company’s leverage ratio (which is the ratio of consolidated indebtedness to consolidated EBITDA, as defined in the Credit Agreement). The Alternate Base Rate equals the greater of (i) the Bank’s prime rate, (ii) the Federal Funds rate plus 0.5% and (iii) the one-month LIBOR plus 1%. Any Eurodollar-based borrowings must be in minimum principal amounts of $2.0 million and in increments of $100 and any Alternate Base Rate borrowings must be in minimum principal amounts of $100 and in increments of $100. Fees associated with the facility include a commitment fee of $30 and a facility fee at the rate of 0.25% to 0.375% on the daily amount of the Bank’s commitment.

The Credit Agreement contains restrictive covenants which limit the Company with respect to, among other things, creating liens on its assets, subsidiary indebtedness, acquisitions and investments, mergers and consolidations, dividends, stock repurchases, disposition of assets other than in the ordinary course of business, and changing its line of business. The Credit Agreement also contains financial covenants which require the Company not to exceed a maximum leverage ratio (consolidated indebtedness to consolidated EBITDA) of 2.5 to 1.0, to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0, and to maintain a minimum liquidity balance (unrestricted cash and cash equivalents plus the amount of the unused credit line) of $20.0 million. The preceding financial covenant terms are as defined in the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2010.

At December 31, 2010, the Company had outstanding borrowings of $13.9 million under the Credit Agreement, with a weighted average interest rate of 3.25%, which were borrowed under the Alternate Base Rate option.

Additionally, the Company has a $10.2 million uncommitted, demand unsecured line of credit with Brown Brothers Harriman & Co., under which the bank issues, at its sole discretion, standby letters of credit. At December 31, 2010, the Company had $4.3 million of outstanding letters of credit issued against this line of credit.

Note 7 - Stock-Based Compensation

The Company has two stock-based compensation plans, the CDI Corp. 2004 Omnibus Stock Plan (the “Omnibus Plan”) and the Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors (the “Stock Purchase Plan”). The Omnibus Plan replaced the Amended and Restated CDI Corp. 1998 Non-Qualified Stock Option Plan and the earlier Non-Qualified Stock Option and Stock Appreciation Rights Plan. Under the Omnibus Plan, eligible employees can be granted awards of stock options, stock appreciation rights, restricted stock, time-vested deferred stock and performance-contingent deferred stock. Under the Stock Purchase Plan, certain employees and non-employee directors may purchase units, which, upon vesting, convert into shares of the Company’s common stock with a portion of bonuses for employees or retainer fees for non-employee directors. As of December 31, 2010, the Company has reserved 2,237,141 shares of common stock for issuance of stock based awards under the Company’s Omnibus Plan and 89,938 shares of common stock for issuance under the Company’s Stock Purchase Plan.

These plans are accounted for under FASB ASC 718, Topic 718, Compensation—Stock Compensation. Compensation expense, less expected forfeitures, is being recognized over the service period on a straight-line basis. The estimated forfeiture method is used. Under this method expected future forfeitures of non-vested awards are reflected as a reduction of stock-based compensation expense. Estimated forfeitures may need to be revised in subsequent periods if actual forfeitures differ from estimates. However, a subsequent reduction of compensation expense is not allowed if a vested share-based payment is later forfeited, as would occur when an out-of-the money stock option is surrendered by a resigning employee. Forfeitures are estimated at the time of grant and are based upon historical experience.

Stock-based compensation expense is included in operating and administrative expenses in the consolidated statements of operations and amounted to $2,979 ($1,841, net of tax), $3,050 ($1,885, net of tax) and $3,836 ($2,413, net of tax) for the years ended December 31, 2010, 2009 and 2008, respectively. The table below summarizes the components of stock-based compensation expense for all of the Company’s stock-based plans for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Stock options	$-	$69	$542
Stock appreciation rights	988	790	718
Time-vested deferred stock	1,751	1,765	1,466
Restricted stock	-	158	358
Performance contingent deferred stock	-	-	540
Stock purchase plan	240	268	212
	$2,979	$3,050	$3,836

Stock Options

No options were granted during the years ended December 31, 2010, 2009 or 2008.

Options are granted at a price equal to or greater than the quoted market price per share of the Company’s common stock on the date of grant. Employee stock options generally vest ratably over a five year period and expire seven years from the date of grant.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the Company’s stock option activity and related information for the years ended December 31, 2010, 2009 and 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	476,239	$24.75
Exercised	(2,200)	23.24
Cancelled	(52,747)	35.68
Expired	(800)	28.80
Outstanding at December 31, 2008	420,492	23.38
Expired	(79,880)	22.87
Outstanding at December 31, 2009	340,612	23.50
Exercised	(28,380)	15.26
Cancelled	(12,975)	27.38
Expired	(144,290)	24.69
Outstanding at December 31, 2010	154,967	$23.57	0.3	$174
Exercisable at December 31, 2010	154,967	$23.57	0.3	$174

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2010. The total intrinsic value of stock options exercised during the year ended December 31, 2010 was $75. There were no stock options exercised during the year ended December 31, 2009. The total intrinsic value of stock options exercised during the year ended December 31, 2008 was not material, based on the difference between the exercise price and the closing stock price on the date of exercise.

As of December 31, 2010, there is no unrecognized compensation cost related to unvested stock options.

Stock Appreciation Rights (“SARs”)

The following table summarizes the fair value of SARs granted for the years ended December 31, 2010, 2009 and 2008, respectively, and the assumptions utilized to estimate the fair value:

	2010	2009	2008
Risk-free interest rate	1.44 -2.33%	1.64 -2.95%	2.48 -3.25%
Expected life of SARs	4.9 years	5.0 years	5.0 years
Expected stock price volatility	52 - 53%	54 - 57%	38 - 43%
Expected dividend yield	3.23 -3.92%	4.20 -5.54%	1.82 -3.98%
Weighted-average fair value at grant date	$4.39 - 5.75	$2.82 - 4.51	$3.70 - 9.20

SARs generally vest ratably over a five year period and expire seven years from the date of grant. Upon exercise, the amount of appreciation in stock price, minus withholding taxes, is payable in shares of common stock. In estimating the expected term of SARs granted in 2010, the Company utilized actual historical experience. In estimating the expected term of SARs granted in 2009 and 2008, the Company utilized the “simplified method”. The expected stock price volatility is based on the historical volatility of the Company’s common stock over the previous five years.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the Company’s SARs activity and related information for the years ended December 31, 2010, 2009 and 2008:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	390,921	$25.40
Granted	179,464	24.57
Exercised	(10,723)	23.85
Cancelled	(112,565)	25.32
Expired	(4,000)	24.70
Outstanding at December 31, 2008	443,097	25.13
Granted	181,576	9.49
Cancelled	(27,389)	17.09
Expired	(11,637)	24.85
Outstanding at December 31, 2009	585,647	20.66
Granted	159,430	14.80
Exercised	(7,448)	9.61
Cancelled	(37,655)	19.43
Expired	(4,540)	25.49
Outstanding at December 31, 2010	695,434	$19.47	4.2	$1,970
Exercisable at December 31, 2010	271,628	$23.54	3.0	$236

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2010. The total intrinsic value of SARs exercised during the year ended December 31, 2010 was $60. There were no SARs exercised during the year ended December 31, 2009. The total intrinsic value of SARs exercised during the year ended December 31, 2008 was not material, based on the difference between the exercise price and the closing stock price on the date of exercise.

As of December 31, 2010, total unrecognized compensation cost related to non-vested SARs was $1.4 million and will be recognized over the remaining weighted-average service period of 2.7 years.

Restricted Stock

During 2008, the Company issued 20,000 shares of restricted common stock, of which 10,000 vested at December 31, 2008 and the remaining 10,000 vested on December 31, 2009. During 2007, the Company issued 9,500 shares of restricted common stock, all of which vested during 2007 and 2008. At December 31, 2010 and 2009, there were no unvested shares outstanding.

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

Time-Vested Deferred Stock (“TVDS”)

TVDS entitles each recipient to receive a number of shares of CDI common stock upon vesting. The shares of TVDS generally vest 20% on each of the next five anniversaries of the date of grant, except for those granted to the non-employee directors, the former CEO and a member of senior management, whose vesting periods vary from one to five years. TVDS will generally be forfeited prior to vesting if the holder’s employment with the Company ends. Upon vesting, a holder of TVDS receives the original awarded shares plus additional shares of CDI common stock having a fair market value equal to the sum of the dividends that would have been paid on the original awarded shares during the vesting period had they been issued and outstanding during that period. Compensation cost on TVDS is based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight-line basis over the vesting period.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the Company’s TVDS activity and related information for the years ended December 31, 2010, 2009 and 2008:

	Time Vested Deferred Stock	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life
Outstanding non-vested at December 31, 2007	97,022	$26.65
Granted	50,951	26.11
Vested	(20,178)	25.30
Cancelled	(12,156)	25.03
Outstanding non-vested at December 31, 2008	115,639	26.82
Granted	111,228	10.54
Vested	(43,341)	20.38
Cancelled	(1,119)	13.58
Outstanding non-vested at December 31, 2009	182,407	18.50
Granted	115,568	15.44
Vested	(77,903)	19.36
Cancelled	(2,319)	18.63
Outstanding non-vested at December 31, 2010	217,753	$16.57	2.2

As noted above, upon vesting, the Company awards additional shares to TVDS holders equivalent to the dollar amount of dividends that would have been earned on the TVDS awards had the shares been issued and outstanding. The following table shows the calculation of the number of shares equivalent to the dividend dollars outstanding at December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
Total Dividends Outstanding (in dollars)	$174,438	$142,126	$97,708
Closing market price per share	$18.59	$12.95	$12.94
Equivalent shares at closing market price	9,383	10,975	7,551

As of December 31, 2010, total unrecognized compensation cost related to non-vested TVDS awards was $1.7 million and will be recognized over the remaining weighted-average service period of 2.2 years.

Performance-Contingent Deferred Stock (“PCDS”)

PCDS awards are earned based on achievement of predetermined goals under the Omnibus Plan and generally vest over a two year period. The fair value of the awards is determined on the date of grant. If the Company determines the achievement of the performance conditions is probable, there will be charges to earnings on a straight-line basis over the vesting period. No awards were earned during 2010, 2009 or 2008. During 2007, the performance conditions were met, which resulted in 49,362 awards earned of which 19,008 vested in March 2009, 24,681 vested in March 2008 and 5,673 were cancelled.

Stock Purchase Plan (“SPP”)

Under the terms of the SPP, designated employees and non-employee directors have the opportunity to purchase shares of the Company’s common stock on a pre-tax basis. Employee participants use a portion of their annual bonus awards to purchase SPP units. Certain senior management personnel are required to participate (unless they have satisfied their stock ownership requirements) by using 25% of their annual bonus awards to purchase SPP units and can elect participation for up to an additional 25%. Other employee participants can elect to use up to 25% of their annual bonus amount. Non-employee directors may participate by using some or all of their retainer fees to purchase SPP units. The Company makes a matching contribution of one SPP unit for every three SPP units purchased by a participant on a voluntary basis. Vesting of SPP units occurs over a period of three to ten years as chosen by the participant. There are 124,349 SPP units (including Company matching SPP units) accumulated as of December 31, 2010. The number of SPP units were determined using a weighted average market price of $16.72 per share.

Note 8 - Capital Stock

Changes in common shares issued and treasury shares for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Shares issued
Beginning of year	21,428,738	21,361,408	21,300,352
Exercise of stock options	12,997	-	2,200
Exercise of stock appreciation rights	2,296	-	753
Performance-Contingent Deferred stock	-	13,125	15,736
Time-Vested Deferred stock	59,447	37,973	13,665
Restricted stock	-	-	20,000
Stock purchase plan	27,866	16,232	8,702
End of year	21,531,344	21,428,738	21,361,408
Treasury shares
Beginning of year	2,456,175	2,456,175	966,706
Repurchase of stock	-	-	1,489,469
Shares returned in connection with stock option exercises	6,583	-	-
End of year	2,462,758	2,456,175	2,456,175
Shares Outstanding	19,068,586	18,972,563	18,905,233

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Note 9 - Basic and Diluted Earnings (Loss) Attributable to CDI Per Share (“EPS”) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the fiscal years ended December 31 2010, 2009 and 2008:

	2010	2009	2008
Basic
Average shares outstanding	19,015,323	18,941,804	19,895,148
Restricted shares issued not vested	-	(10,000)	(20,662)
	19,015,323	18,931,804	19,874,486
Diluted
Shares used for basic calculation	19,015,323	18,931,804	19,874,486
Dilutive effect of shares / units granted under Omnibus Stock Plan	-	-	44,805
Dilutive effect of units issuable under Stock Purchase Plan	-	-	89,959
	19,015,323	18,931,804	20,009,250

Outstanding employee shares and units granted under the Omnibus Plan of 1,259,351, 1,279,280 and 887,712 shares were excluded from the computation of EPS for the years ended December 31, 2010, 2009 and 2008, respectively, because their effect would have been anti-dilutive.

Note 10 - Income Taxes

(Loss) earnings before income taxes for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
United States	$13,194	$1,688	$26,233
Foreign	(16,340)	(21,099)	2,489
	$(3,146)	$(19,411)	$28,722

Income tax expense for the years ended December 31, 2010, 2009 and 2008 was comprised of the following:

	Total	Federal	State	Foreign
2010
Current	$5,466	$4,638	$1,007	$(179)
Deferred	2,202	706	206	1,290
	$7,668	$5,344	$1,213	$1,111
2009
Current	$3,415	$2,304	$349	$762
Deferred	(2,907)	65	(1,341)	(1,631)
	$508	$2,369	$(992)	$(869)
2008
Current	$9,559	$8,413	$1,718	$(572)
Deferred	(252)	(280)	114	(86)
	$9,307	$8,133	$1,832	$(658)

The following table reconciles income tax expense based on the US statutory rate to the Company’s income tax expense for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Income tax expense based on the US statutory rate	$(1,101)	$(6,794)	$10,053
Effect of impairment charge related to a goodwill write-down	2,909	-	-
Effect of charge related to DOJ matter	(863)	1,307	-
Effect of charge related to OFT fine	-	4,314	-
State income taxes, net of federal tax benefit (1)	563	(751)	1,197
Permanent items	283	157	338
Tax exempt interest	(10)	(58)	(542)
Canadian Scientific Research and Experimental Development
(“SRED”) incentive program	-	-	(3,028)
Effect of foreign operations (1)	1,373	829	272
Net change in uncertain tax positions (1)	119	828	(151)
Adjustment to deferred taxes, pertaining to prior years	558	-	-
Adjustments to prepaid taxes, pertaining to prior years	-	-	1,185
Change in valuation allowance—Federal capital loss carryforwards	-	-	(189)
Change in valuation allowance—Federal foreign tax credits	130	115	-
Change in valuation allowance—State loss carryforwards	-	6	(195)
Change in valuation allowance—Foreign loss carryforwards	3,293	412	-
Stock-based compensation (1)	408	57	-
Other (1)	6	86	367
	$7,668	$508	$9,307

(1)	2008 and 2009 have been reclassified to conform to the current year presentation.

Canadian SRED Tax Incentive

Prior to the third quarter of 2008, the Company did not record benefits from the Canadian SRED tax incentive program until the claims were approved by the Canadian government. The Company recorded benefits in this manner because of the uncertain nature of the claims process and related inability to reliably estimate the benefit from the Canadian SRED program. During the third quarter of 2008, the Company received approval from the Canadian government related to its claims for the 2005 and 2006 years. Based on these approvals, management concluded that it could reliably estimate the credits available before obtaining approval from the Canadian government. Consequently, in the third quarter of 2008 the Company began accruing an estimate for the credit attributable to 2007 and 2008 in addition to the benefits recorded with respect to 2005 and 2006. The estimate related to prior years is separately disclosed in the 2008 rate reconciliation above. The amount related to 2008 of $0.1 million is included as part of the effect of foreign operations. No credits were generated in 2009 and 2010.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The tax effects of temporary differences that give rise to the Company’s deferred tax accounts as of December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
Accrued compensation	$10,260	$8,467
Reserves and accruals	2,897	3,083
Bad debts	2,392	2,125
Loss and credit carryforwards	10,121	8,389
Total gross deferred tax assets	25,670	22,064
Less: valuation allowances	(4,720)	(1,418)
Net total deferred tax assets	20,950	20,646
Deferred tax liabilities:
Deferral of revenues	-	(693)
Fixed asset depreciation	(3,526)	(3,674)
Intangible asset amortization	(987)	(305)
Other	(820)	(344)
Total deferred tax liabilities	(5,333)	(5,016)
Net deferred tax assets	$15,617	$15,630

At December 31, 2010, there were state net operating losses aggregating $92.9 million and foreign tax credits aggregating $1.1 million, which will expire in varying amounts from 2011 through 2030 and 2013 through 2020, respectively. At December 31, 2010 there were foreign net operating losses aggregating $7.6 million, the majority of which can be carried forward indefinitely.

During 2010, a $2.8 million valuation allowance was recorded against the Company’s net deferred tax assets to fully reserve previously recorded tax benefits generated in the UK. This valuation allowance was recorded largely due to cumulative losses in the Anders segment over the last three years. A valuation allowance has been established for the state net operating loss carry forwards and foreign tax credit carry forwards to reduce the assets to a level which, more likely than not, will be realized. Realization is dependent upon generating sufficient state taxable income, foreign taxable income and foreign source income, respectively, in the appropriate jurisdictions prior to the expiration of the carry forwards. In addition, the Company has considered available tax planning strategies as part of the establishment of the valuation allowances. The deferred tax asset considered realizable could be reduced if estimates of these amounts during the carry forward period are reduced.

At December 31, 2010, the Company had $1.4 million of total gross unrecognized tax benefits. The net unrecognized tax benefit of $1.4 million, if recognized, would impact the effective tax rate. The Company does not expect the amount of gross unrecognized tax benefits to significantly change in the next 12 months. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ending December 31, 2010, 2009 and 2008 is as follows:

Gross unrecognized tax benefits at December 31, 2007	$1,559
Additions based on tax positions related to the current year	333
Additions for tax provisions of prior years	37
Reductions for settlements and payments	(589)
Reductions due to statute expiration	(18)
Gross unrecognized tax benefits at December 31, 2008	1,322

Additions based on tax positions related to the current year	370
Additions for tax provisions of prior years	651
Reductions for settlements and payments	(154)
Gross unrecognized tax benefits at December 31, 2009	$2,189

Reductions in gross unrecognized tax benefits	(912)
Additions for tax provisions of prior years	342
Reductions for settlements and payments	(70)
Reductions due to statute expiration	(198)
Gross unrecognized tax benefits at December 31, 2010	$1,351

The Company accounts for interest and penalties related to income tax matters in income tax expense. Interest and penalties of $697 are accrued at December 31, 2010, $164 of which was recorded during 2010. The Company files a consolidated US federal income tax return and files state and foreign income tax returns in various jurisdictions as required. The US federal tax return is open for examination back to 2007. State and foreign income tax returns remain open for examination back to 2005 in major jurisdictions in which the Company operates.

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management’s intention to reinvest such earnings for the foreseeable future. At December 31, 2010, the undistributed earnings of the foreign subsidiaries amounted to approximately $24 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to US income taxes and foreign withholding taxes, offset by foreign tax credits.

Note 11 - Derivative Instruments

The Company’s reported financial condition and results of operations are exposed to the effects (both positive and negative) of fluctuating exchange rates when the financial results of foreign operations, which are denominated in currencies other than the US dollar, are translated into US dollars. CDI’s exposure to foreign currency fluctuation risk relates primarily to its operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these foreign operations.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

The following table shows the effect of the foreign currency zero cost collar option contracts included in the Company’s consolidated statements of operations:

	Effect of Derivative Instruments on the Consolidated Statement of Operations
	Location of loss recognized in income on derivatives	Amount of loss recognized in income on derivatives Year Ended December 31,

		2010	2009
Derivatives not designated as hedging instruments
Foreign currency zero cost option contracts	Other income (expense), net	$-	$141

During 2010, the Company entered into no zero cost collar option contracts (“options”).

During 2009, the Company entered into foreign exchange options to hedge portions of its British pounds sterling and Canadian dollar currency forecasted earnings. The options were for various amounts in local currency on a quarterly basis and had a range of foreign exchange rates, which provided a hedge against foreign results that are translated at rates outside the range. These options did not have a premium. Because the Company could not designate these options as hedges for accounting purposes, foreign exchange revaluation gains or losses were reflected in current earnings, while the impact of translating the foreign based income into US dollars was recognized throughout the year. For the year ended December 31, 2009, the Company recorded a net loss of $141 related to these options, all of which was realized. All options matured prior to December 31, 2009. The net losses were recorded in other income, net in the consolidated statements of operations. The loss was calculated as the difference between the average spot rate for the period and the ceiling of the option, multiplied by the total local currency hedged. At December 31, 2009 there were no outstanding foreign exchange options.

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

Note 12 - Legal Proceedings and Claims

The Company has litigation and other claims pending which have arisen in the ordinary course of business.

Investigation by the UK Office of Fair Trading

On September 30, 2009 the United Kingdom’s Office of Fair Trading (“OFT”) issued a decision in its investigation into alleged anti-competitive behavior by Anders during the time period of late 2004 to early 2006. In its decision, the OFT found that Anders violated the UK Competition Act of 1998 and imposed a fine of $12.3 million for the violations, which is not tax deductible. The Company recorded a charge for the full amount of the fine in the third quarter of 2009. The Company has appealed the OFT decision. No payment has been made pending the outcome of the appeal and the reserve is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheets at December 31, 2009 and 2010.

Investigation by the US Department of Justice

In August, 2009, the Civil Division of the Department of Justice (“DOJ”) notified the Company of potential claims against it under the US False Claims Act, which were initiated by an individual relator. The claims stemmed from alleged mischarging of time on certain federal government projects. The Company, with assistance from outside legal counsel, conducted a review of these allegations and cooperated with the DOJ in its investigation. The Company established a reserve of $4.3 million for this matter at December 31, 2009.

In November 2010, the Company, the DOJ and the relator settled this matter. Without admitting any liability, the Company paid the US Government the sum of $2.0 million and the relator and the relator’s attorneys the combined sum of $0.4 million. This settlement is only partially tax deductible. Since the settlement amount was lower than the original established reserve, the consolidated statements of operations for the year ended December 31, 2010 include a benefit of $1.9 million, recognized in “Operating and administrative expenses.”

Note 13 - Retirement Plans

Trusteed contributory and non-contributory defined contribution retirement plans have been established for the benefit of eligible employees. Costs of the plans are charged to earnings and are based on either a formula using a percentage of compensation or an amount determined by the Board of Directors. Charges to earnings for these retirement plans for the years ended December 31, 2010, 2009 and 2008 were $777, $673 and $2,380, respectively.

Note 14 - Lease Commitments and Other Contractual Obligations

Office facilities used for sales, recruitment, engineering, design, drafting and administrative functions are occupied under numerous leases that expire primarily through 2019. In addition, there are leases for computers and office equipment.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Rental expenses and sublease proceeds for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Rental expense	$13,675	$14,286	$14,187
Sublease proceeds	415	401	190

For periods after December 31, 2010, approximate minimum annual rental payments under non-cancelable leases are presented in the table below:

	2011	2012	2013	2014	2015	Thereafter
Gross future minimum lease payments on non-cancelable leases	$10,719	$9,338	$7,144	$5,273	$3,668	$2,974
Future receipts from subleases	(613)	(514)	(171)	-	-	-
Future minimum lease payments on non-cancelable leases, net	$10,106	$8,824	$6,973	$5,273	$3,668	$2,974

The Company maintains a global master agreement with a large on-line job posting and search service for the benefit of its operating segments and MRI franchise network. At September 30, 2009, the Company amended the agreement from a three year term to a four year term, extending the minimum payments for the last two years over a three year period. On June 28, 2010, the parties amended the agreement to include purchases of $700 of services by the Company to be paid in 2010 and credited toward the 2010 minimum payment; this amendment did not change the overall commitment. With respect to these services, $350 was provided in 2010 and the remaining $350 will be provided in 2011. At December 31, 2010, the aggregate minimum payment remaining for the year ended December 31, 2011 was $1,036.

Note 15 - Related Party Transactions

The Company obtains legal services from a law firm whose chairman is a member of the Company’s Board of Directors. Total disbursements to the law firm relating to these legal services aggregated approximately $0.4 million, $0.8 million and $0.9 million in 2010, 2009 and 2008, respectively.

The former President of the Company’s subsidiary, MRI, owned a 25% indirect interest in MRI Worldwide Network, Limited, MRI’s former UK based principal international master franchisee. MRI terminated this master franchise in January 2009. At December 31, 2008, amounts due from MRI Worldwide Network, Limited amounted to $0.7 million, which were past due as a result of operating and managerial issues at the former master franchisee. The Company recorded a provision of $0.7 million relating to this matter in the Company’s consolidated financial statements for 2008 and wrote off the amount due of $0.7 million in 2009.

In October 2008, the Company purchased 71,797 shares of the Company’s common stock from a son of the Company’s Chairman for $0.9 million, which was at the closing market price on the date of the transaction.

Note 16 - Joint Ventures

CDI-Pycopsa

In the second quarter of 2008, the Company announced the formation of a new company, called CDI—Pycopsa Ingeniería y Construcción, S. de R.L. de C.V. (“the joint venture”) with Proyectos y Construcciónes del Puerto, S.A. de C.V. (“Pycopsa”), a Mexico-based construction and industrial maintenance company. In June 2009, the joint venture began operations. The Company contributed $204 of cash, $260 of fixed assets and $95 of other noncash assets to the joint venture. Pycopsa contributed $152 of fixed assets and other noncash assets to the joint venture. In July 2009, the Company provided an additional $203 cash contribution to the joint venture. On March 31, 2010 and on July 1, 2010, Pycopsa made cash payments to the Company in the amounts of $72 and $68, respectively, to reimburse the Company for certain previous capital contributions made by the Company to the joint venture.

As of December 31, 2010, the Company owned a 67% interest in the joint venture and Pycopsa owned a 33% interest in the joint venture. The joint venture provided pre-tax income of $355 for the year ended December 31, 2010 and had a pre-tax loss of $99 for the seven months ended December 31, 2009.

Beginning on June 1, 2009, the results of operations of the joint venture are included in the Company’s consolidated statements of operations, under the provisions of FASB ASC Topic 810, Consolidation. The Company records the noncontrolling interests in the Pycopsa joint venture as a separate line item in the equity section of its consolidated balance sheet and eliminated earnings or losses attributable to the noncontrolling interest as a separate line in its consolidated statements of operations.

CDI Gulf International (“CGI”)

In June 2008, the Company and another engineering firm formed a joint venture called CGI, in which the Company owns a 49% interest. As part of the initial agreement, the Company invested $4.1 million in CGI in December 2008. The Company accounted for the payment as an investment in a non-consolidated subsidiary in its ES segment. During 2010, 2009 and 2008, the Company recorded equity losses of $1.3 million, $1.4 million and $0.4 million, respectively. These equity losses, as well as anticipated future losses, indicated a decrease in the value of the Company’s interest in the CGI joint venture and, in December 2010, the Company recorded a $1.0 million charge to write off its investment in CGI.

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

In July 2008, the Company purchased substantially all of the assets of TK Engineering, one of the partners in the joint venture. As a result of the transaction, the Company increased its interest in CTQ to 50%. The deferred charges asset discussed above continues to be amortized on a straight-line basis over the life of the contract as a reduction of revenues.

At December 31, 2010, $0.3 million of the remaining asset is included in “Prepaid expenses and other current assets” in the consolidated balance sheet.

Note 17 - Reporting Segments

The Company operates through four reporting segments: ES, MRI, Anders and ITS.

Prior to the purchase of substantially all of the assets and certain liabilities of L.R. Kimball on June 28, 2010 (see Note 4—Acquisitions), ES operated through the following three verticals:

•

CDI-Process and Industrial (“P&I”)—P&I provides a full range of engineering, design, project management, professional staffing and outsourcing solutions to firms in oil, gas, refining, alternative energy, power generation and energy transmission, chemicals and heavy manufacturing industries. In addition, P&I offers facility design, project management, engineering, staffing and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries.

•

CDI-Government Services (“Government Services”)—Government Services provides a full range of engineering, design and logistics services to the defense industry, particularly in marine design, systems development and military aviation support.

•

CDI-Aerospace (“Aerospace”)—Aerospace provides a full range of engineering, design, project management, professional staffing and outsourcing solutions to both the commercial and military aerospace markets.

With the purchase of substantially all of the assets and certain liabilities of L.R. Kimball, ES added the following fourth vertical:

•

CDI-Infrastructure (“Infrastructure”)—Infrastructure provides a full range of architecture, civil and environmental engineering, communication technology and consulting services to governmental, educational and private industry customers, through a network of offices primarily in the mid-Atlantic region.

MRI is a global franchisor that does business as MRINetwork® and provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers. The MRI franchisees provide permanent placement services primarily under the brand names Management Recruiters®, Sales Consultants®, CompuSearch® and OfficeMates 5®. MRI also provides training and support, implementation services and back-office services to enable franchisees to pursue contract staffing opportunities.

Anders provides contract and permanent placement candidates to customers in the infrastructure environment seeking staff in building, construction and related professional services through a network of Company offices. The Company maintains offices in the UK and Australia.

ITS provides a variety of IT-related services to its customers, which are primarily large and mid-sized customers with significant IT requirements and/or the need to supplement their own staff on a flexible basis. Services include staffing augmentation, permanent placement, outsourcing (both on-site, under the customer’s supervision, and off-site) and consulting. During 2010, 2009 and 2008, one ITS customer accounted for approximately 20%, 16% and 10% of the Company’s consolidated revenue. The Company’s current contract with this customer is up for renewal at the end of June 2011.

For purposes of business segment performance measurement, the Company charges certain expenses directly attributable to the segments and allocates certain expenses and support costs. Support costs consist principally of employee benefit administration, accounting support, IT services and shared service center costs. Operating and administrative expenses that are not directly attributable to the segments are classified as corporate. Identifiable assets of the business segments exclude corporate assets, which principally consist of cash and cash equivalents and certain prepaid expenses, non-trade accounts receivable, deferred tax assets attributable to the ITS and ES segments, property and equipment and other assets.

Reporting segment data is presented in the table below:

	2010	2009	2008
Revenue:
ES	$483,731	$483,755	$603,223
MRI	61,316	53,975	74,703
Anders	65,393	103,292	213,535
ITS	315,849	243,928	227,136
Total revenue	$926,289	$884,950	$1,118,597
Operating profit (loss):
ES	$8,710	$5,360	$27,069
MRI	6,088	2,306	9,923
Anders	(13,616)	(17,794)	3,917
ITS	12,066	6,513	2,320
Corporate	(15,854)	(15,877)	(18,277)
	(2,606)	(19,492)	24,952
Less equity in losses from affiliated companies	2,299	1,357	406
Total operating (loss) profit	(307)	(18,135)	25,358
Equity in losses from affiliated companies	(2,299)	(1,357)	(406)
Other (expense) income, net	(540)	81	3,770
(Loss) earnings before income taxes	$(3,146)	$(19,411)	$28,722

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts, unless otherwise indicated)

Inter-segment activity is not significant. Therefore, revenues reported for each reporting segment are substantially all from external customers. Total depreciation and amortization by reporting segment is presented in the table below:

	2010	2009	2008
Depreciation and amortization:
ES	$5,351	$5,489	$5,661
MRI	443	431	508
Anders	744	956	1,122
ITS	737	658	1,164
Corporate	3,382	3,673	3,448
	$10,657	$11,207	$11,903

Reporting segment asset data is presented in the table below:

	2010	2009	2008
Assets:
ES (1)	$177,009	$127,213	$150,232
MRI	26,698	26,495	27,820
Anders	24,581	39,306	44,918
ITS	98,364	71,230	60,099
Corporate	71,859	110,790	100,130
	$398,511	$375,034	$383,199

(1)	ES assets in 2009 and 2008 include $2,132 and $3,705, respectively, of investments in joint ventures accounted for using the equity method.

Capital expenditure data by reporting segment is presented in the table below:

	2010 (1)	2009	2008 (2)
Purchases of property and equipment:
ES	$8,361	$2,012	$7,828
MRI	312	38	107
Anders	135	277	609
ITS	515	1,371	531
Corporate	2,526	2,288	4,145
	$11,849	$5,986	$13,220

(1)	ES purchases of property and equipment in 2010 include $5,676 and $283 of property and equipment purchased in the acquisitions of L.R. Kimball and DSPCon, respectively.
(2)	ES purchases of property and equipment in 2008 include $3,084 of property and equipment purchased in the acquisition of TK Engineering.

The Company is domiciled in the US and its reporting segments (other than Anders) operate primarily in the US and Canada. Revenue attributable to foreign countries is determined based on the customer’s country of domicile. Revenues and fixed assets by geographic area for the years ended December 31, 2010, 2009 and 2008 are presented in the tables below:

	2010	2009	2008
Revenue:
US	$785,227	$693,758	$773,855
UK	62,467	101,640	206,788
Canada	68,753	80,097	105,164
Other	9,842	9,455	32,790
	$926,289	$884,950	$1,118,597

	2010	2009	2008
Property and equipment:
US	$28,437	$26,051	$30,183
UK	1,946	2,609	2,888
Canada	402	509	740
Other	234	389	163
	$31,019	$29,558	$33,974

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CDI Corp.:

We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CDI Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania March 10, 2011

Quarterly Results (Unaudited)

The following is a summary of quarterly financial information for fiscal 2010 and 2009 (in thousands, except per share data):

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
Revenue	$209,940	$218,982	$249,355	$248,012		$926,289
Gross profit	41,507	44,703	55,338	52,415		193,963
Goodwill impairment (1)	-	-	-	8,312	(5)	8,312	(5)
Operating and administrative expenses (2)	40,892	41,135	50,400	53,531		185,958
Operating profit (loss)	615	3,568	4,938	(9,428)		(307)
Equity in losses from affiliated companies (3)	(351)	(417)	(312)	(1,219)		(2,299)
Earnings (loss) before income taxes	316	3,021	4,184	(10,667)		(3,146)
Net earnings (loss) (4)	(184)	2,598	1,711	(14,939)		(10,814)
Net earnings (loss) attributable to CDI	(191)	2,590	1,679	(14,936	)(5)	(10,858	)(5)
Diluted earnings (loss) per share:
Net earnings (loss)	(0.01)	0.13	0.09	(0.78	)(5)	(0.57	)(5)

(1)	Fourth quarter goodwill impairment is an $8.3 million charge related to a goodwill write-down in the Company’s AndersElite segment.
(2)	Second quarter operating and administrative expenses includes a $1.9 million benefit related to the final settlement of the DOJ matter.
(3)

Fourth quarter equity in losses from affiliated companies includes a $1.0 million charge related to an impairment reserve associated with the Company’s investment in one of its joint ventures, CDI Gulf International.

(4)	Fourth quarter net earnings (loss) includes a $2.8 million valuation allowance against the Company’s net deferred tax assets to fully reserve previously recorded tax benefits generated in the UK.
(5)	Between the issuance of the Company’s press release announcing the 2010 results of operations and the filing of this Annual Report on Form 10-K, the Company finalized the Anders goodwill impairment charge through a third-party valuation process, which resulted in an increased charge of $0.3 million from the press release. For the quarter and year ended December 31, 2010, basic and diluted earnings per share decreased by $0.01 per share and $0.02 per share, respectively, as a result of this adjustment. See Footnote 5 – Goodwill and Other Intangible Assets in the notes to the consolidated financial statements.

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$228,652	$215,426	$223,673	$217,199	$884,950
Gross profit	47,427	44,279	43,891	40,967	176,564
Operating and administrative expenses (1),(2)	48,078	43,751	55,464	47,406	194,699
Operating profit (loss)	(651)	528	(11,573)	(6,439)	(18,135)
Equity in losses from affiliated companies	(302)	(279)	(278)	(498)	(1,357)
Earnings (loss) before income taxes	(694)	106	(11,902)	(6,921)	(19,411)
Net earnings (loss)	(920)	56	(12,182)	(6,873)	(19,919)
Net earnings (loss) attributable to CDI	(920)	59	(12,172)	(6,869)	(19,902)
Diluted earnings (loss) per share:
Net earnings (loss)	(0.05)	0.00	(0.64)	(0.36)	(1.05)

(1)	Third quarter operating and administrative expenses includes a $12.3 million charge associated with the fine imposed by the United Kingdom’s Office of Fair Trading.
(2)	The fourth quarter operating and administrative expenses includes a $4.3 million charge associated with the US Department of Justice matter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited and issued its report on effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, which report is included herein.

(c)	Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CDI Corp.:

We have audited CDI Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CDI Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CDI Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CDI Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 10, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 10, 2011

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 for common shares of the Company that may be issued under the CDI Corp. 2004 Omnibus Stock Plan (“the Omnibus Plan”). It also includes information related to the CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors (“the Stock Purchase Plan”). Both of these equity compensation plans have been approved by the Company’s shareholders. See Note 7—Stock-Based Compensation, in the notes to the consolidated financial statements, for further information related to these equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
	A	B		C
Equity compensation plans approved by security holders (a)	594,912	$18.95(b	)	1,732,167
Equity compensation plans not approved by security holders	-	-		-
Total	594,912	$18.95		1,732,167

(a)	The number of securities in column A includes 116,247 units awarded to participants in the Stock Purchase Plan. Upon vesting, participants in the plans are entitled to receive an equal number of shares of CDI common stock.

At December 31, 2010, 105,945 shares would have been issuable to participants upon exercise of Stock Appreciation Rights (SARs) under the Omnibus Plan. Holders of SARs can, upon vesting, receive shares of CDI common stock having a value equal to any appreciation in the market price of the stock on the date of exercise over the market price on the date of grant. Based on the market price of CDI common stock on December 31, 2010 of $18.59, the market price exceeded the exercise price for 307,755 SARs of the 695,434 SARs granted under the Omnibus Plan. The weighted average appreciation of these SARs was $6.40.

At December 31, 2010, 154,967 shares would have been issuable to participants upon exercise of stock options under the Omnibus Plan. Holders of stock options can, upon vesting of the options, purchase shares of CDI common stock at an exercise price which is equal to the market price on the grant date. Based on the market price of CDI common stock on December 31, 2010 of $18.59, the market price exceeded the exercise price for 61,120 of the 154,967 stock options granted under the Omnibus Plan.

At December 31, 2010, 217,753 shares of Time-Vested Deferred Stock (TVDS) were outstanding and held by various employees and directors. For most employees, the shares of TVDS vest 20% per year on the first five anniversaries of the date of grant, and TVDS will generally be forfeited prior to vesting if the holder’s employment with the Company ends.

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

Item 14.	Principal Accounting Fees and Services

Information related to principal accounting fees and services is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year.

Part IV

Item 15.	Exhibits

(a)	Documents filed as part of this report:

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2010 and 2009, the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years ended December 31, 2010, 2009 and 2008, the footnotes thereto, and the reports of KPMG LLP, independent registered public accounting firm, are filed herewith.

(b)	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Incorporation of the Registrant, as amended effective December 12, 2007	10-K	001-05519	3.1	03/07/08
3.2	Bylaws of the Registrant, as amended effective December 11, 2007.	10-K	001-05519	3.2	03/07/08
10.1	Amended and Restated Credit Agreement dated as of November 10, 2008 among JPMorgan Chase Bank, N.A., the Registrant and certain of its subsidiaries	10-K	001-05519	10.3	03/11/09
10.2	First Amendment dated October 19, 2009 to Credit Agreement dated November 10, 2008 signed by JPMorgan Chase Bank, N.A. and the Registrant (along with certain of its subsidiaries)	10-K	001-05519	10.36	03/02/10
10.3	Credit Agreement dated October 29, 2010 among JPMorgan Chase Bank, N.A. and the Registrant (along with certain of its subsidiaries)	8-K	001-05519	10.1	11/04/10
10.4	Technical Services Statement of Work between CDI Corporation and International Business Machines Corporation effective as of June 28, 2008 relating to the “Core” businesses	10-Q	001-05519	10.2	08/08/08
10.5	Predominant Supplier Attachment to the Technical Services Statement of Work between CDI Corporation and International Business Machines Corporation effective as of July 1, 2008 for the Integrated Technology Delivery business	10-Q	001-05519	10.3	08/08/08
10.6*	CDI Corp. 2004 Omnibus Stock Plan, as adopted in 2004	Def. Proxy Stmt. (14A)	001-05519	Appendix B	04/21/04
10.7*	First Amendment to CDI Corp. 2004 Omnibus Stock Plan, effective as of December 31, 2008	10-K	001-05519	10.8	03/11/09
10.8*	CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, as amended and restated effective in 2004	Def. Proxy Stmt. (14A)	001-05519	Appendix C	04/21/04

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.9*	Amendment to the CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, effective as of December 31, 2008	10-K	001-05519	10.3	03/11/09
10.10*	CDI Corporation Deferred Compensation Plan	10-K	001-05519	10.e	03/31/05
10.11*	Executive Severance Program applicable to executive officers of the Registrant	10-K	001-05519	10.12	03/11/09
10.12*	Executive Stock Purchase Opportunity Program approved by the Board of Directors of the Registrant on March 9, 2006	8-K	001-05519	10.1	03/15/06
10.13*	Employment Agreement dated October 1, 2001, between Registrant and Roger H. Ballou	10-K	001-05519	10.14	03/11/09
10.14*	Employment Agreement dated August 11, 2005, between Registrant and Roger H. Ballou	10-Q	001-05519	10.a	11/08/05
10.15*	Employment Agreement, dated as of January 1, 2008 and entered into on December 21, 2007, between Registrant and Roger H. Ballou	8-K	001-05519	10.1	12/28/07
10.16*	Amendment to Employment Agreement between Roger H. Ballou and the Registrant, effective as of April 1, 2008	10-Q	001-05519	10.2	05/09/08
10.17*	Offer letter dated August 26, 2005 and Employment Agreement dated September 6, 2005 between CDI Corporation and Mark Kerschner	10-Q	001-05519	10.b	11/08/05
10.18*	Form of Stock Appreciation Rights Agreement	8-K	001-05519	10.1	06/06/05
10.19*	Form of Time-Vested Deferred Stock Agreement	8-K	001-05519	10.2	06/06/05
10.20*	Form of Stock Appreciation Rights Agreement	8-K	001-05519	10.1	06/30/06
10.21*	Form of Time-Vested Stock Agreement	8-K	001-05519	10.2	06/30/06
10.22*	Summary of Terms of Stock Appreciation Rights and Deferred Stock awarded to Joseph R. Seiders and Cecilia J. Venglarik on February 15, 2005	10-Q	001-05519	10.b	05/10/05
10.23*	Changes to the Directors’ Compensation Arrangements, approved by the Board of Directors on June 11, 2007 and effective on July 18, 2007	10-Q	001-05519	10	08/03/07

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.24*	Form of Director’s Time-Vested Deferred Stock Award	10-Q	001-05519	10.a	11/07/07
10.25*	Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison	10-K	001-05519	10.3	03/11/09
10.26*	2009 Executive Incentive Program applicable to the executive officers of the Registrant	10-Q	001-05519	10.1	05/08/09
10.27*	Form of 2009 Performance-Contingent Deferred Stock Agreement for executive officers of the Registrant	10-Q	001-05519	10.2	05/08/09
10.28*	Amendment to Employment Agreement between CDI Corp. and Roger H. Ballou signed on May 13, 2009	10-Q	001-05519	10.1	08/06/09
10.29*	Employment Agreement between CDI Corporation and Brian D. Short effective March 16, 2009, and offer letter dated February 11, 2009 from CDI Corporation to Brian D. Short	10-Q	001-05519	10.2	08/06/09
10.30*	Consulting and Non-Competition Agreement and Release and Waiver of Claims dated October 8, 2009 between Registrant and Cecilia J. Venglarik	10-Q	001-05519	10.1	11/05/09
10.31*	Policy on Cash Bonus Awards and Equity Awards “Clawback”	10-K	001-05519	10.37	03/02/10
10.32*	Third Amendment to Employment Agreement between Roger H. Ballou and the Registrant, effective as of February 25, 2010	10-Q	001-05519	10.1	05/06/10
10.33*	Form of Stock Appreciation Rights Agreement for 2010 grants	10-Q	001-05519	10.1	11/05/10
10.34*	Form of Time-Vested Deferred Stock Agreement for 2010 awards	10-Q	001-05519	10.2	11/05/10
10.35*	Form of Performance-Contingent Deferred Stock Agreement for 2010 awards	10-Q	001-05519	10.3	11/05/10
10.36*	2010 Executive Incentive Program Overview (distributed to executives in August 2010)	10-Q	001-05519	10.4	11/05/10
10.37*	Employment Agreement dated January 10, 2011 between the Registrant and Paulett Eberhart	8-K	001-05519	10.1	01/14/11
10.38*	Agreement dated January 10, 2011 between the Registrant and Roger H. Ballou	8-K	001-05519	10.2	01/14/11
21	List of Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Constitutes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDI Corp.
By: /s/	Paulett Eberhart
Paulett Eberhart
President and Chief Executive Officer
Date: March 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/	Paulett Eberhart	By:	Michael J. Emmi	By: /s/	Ronald J. Kozich
	Paulett Eberhart		Michael J. Emmi		Ronald J. Kozich
	President, Chief		Director		Director
	Executive Officer and Director		Date:		Date: March 10, 2011
(Principal Executive Officer)
	Date: March 10, 2011	By:	Walter R. Garrison	By:	Barton J. Winokur
			Walter R. Garrison		Barton J. Winokur
By: /s/	Mark A. Kerschner		Director		Director
	Mark A. Kerschner		Date:		Date:
Executive Vice President
	And Chief Financial Officer	By: /s/	Lawrence C. Karlson	By: /s/	Albert E. Smith
	(Principal Financial and		Lawrence C. Karlson		Albert E. Smith
	Accounting Officer)		Director		Director
	Date: March 10, 2011		Date: March 10, 2011		Date: March 10, 2011

By: /s/	Anna M. Seal
Anna M. Seal
Director
Date: March 10, 2011