Form 10-Q
period 2011-03-31
CDI CORP
filed 2011-05-06
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of April 29, 2011 was as follows:

Common stock, $.10 par value per share	19,127,654 shares
Class B common stock, $.10 par value per share	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$26,702	$28,746
Accounts receivable, less allowance for doubtful accounts of $5,074 - March 31, 2011; $5,339 - December 31, 2010	229,788	222,999
Prepaid expenses and other current assets	9,001	8,773
Prepaid income taxes	3,720	2,407
Deferred income taxes	6,835	7,086

Total current assets	276,046	270,011
Property and equipment, net of depreciation of $72,397 - March 31, 2011; $74,423 - December 31, 2010	30,198	31,019
Deferred income taxes	6,269	8,531
Goodwill	61,640	61,094
Other intangible assets, net	18,707	18,980
Other non-current assets	8,796	8,876

Total assets	$401,656	$398,511

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$2,869	$2,970
Short-term debt	13,747	13,900
Accounts payable	34,235	32,910
Accrued compensation and related expenses	39,946	37,493
Other accrued expenses and other current liabilities	26,680	28,110
Accrued customer rebates	6,876	6,923
Income taxes payable	2,594	1,782

Total current liabilities	126,947	124,088
Deferred compensation and other non-current liabilities	14,332	15,496

Total liabilities	141,279	139,584

Commitments and Contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 21,590,319 shares - March 31, 2011; 21,531,344 shares - December 31, 2010	2,159	2,153
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	61,904	60,338
Retained earnings	246,677	248,467
Accumulated other comprehensive loss	1,720	111
Less common stock in treasury, at cost - 2,462,758 shares - March 31, 2011 and December 31, 2010	(52,487)	(52,487)

Total CDI shareholders’ equity	259,973	258,582
Noncontrolling interest	404	345

Total shareholders’ equity	260,377	258,927

Total liabilities and shareholders’ equity	$401,656	$398,511

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue	$256,636	$209,940
Cost of services	202,306	168,433

Gross profit	54,330	41,507
Operating and administrative expenses	51,577	40,892

Operating profit	2,753	615
Other (expense) income, net	(43)	52
Equity in losses from affiliated companies	—	(351)

Earnings before income taxes	2,710	316
Income tax expense	1,970	500

Net income (loss)	740	(184)
Less: Income attributable to the noncontrolling interest	46	7

Net income (loss) attributable to CDI	$694	$(191)

Basic net earnings (loss) attributable to CDI per share	$0.04	$(0.01)

Diluted net earnings (loss) attributable to CDI per share	$0.04	$(0.01)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Common stock
Beginning of period	$2,153	$2,143
Time-vested deferred stock, stock appreciation rights and restricted stock	6	3

End of period	$2,159	$2,146

Additional paid-in-capital
Beginning of period	$60,338	$57,577
Stock-based compensation	1,566	438

End of period	$61,904	$58,015

Retained earnings
Beginning of period	$248,467	$269,225
Net income (loss) attributable to CDI	694	(191)
Dividends paid to shareholders	(2,484)	(2,480)

End of period	$246,677	$266,554

Accumulated other comprehensive income (loss)
Beginning of period	$111	$(1,824)
Translation adjustments	1,609	(1,490)

End of period	$1,720	$(3,314)

Treasury stock
Beginning of period	$(52,487)	$(52,366)

End of period	$(52,487)	$(52,366)

Noncontrolling interest
Beginning of period	$345	$141
Contribution from the noncontrolling interest owners	—	72
Translation adjustments	13	4
Net earnings attributable to noncontrolling interest	46	7

End of period	$404	$224

Comprehensive income (loss)
Net income (loss) attributable to CDI	$694	$(191)
Translation adjustments attributable to CDI	1,596	(1,494)

Comprehensive income (loss) attributable to CDI	2,290	(1,685)
Net income attributable to noncontrolling interest	46	7
Translation adjustments attributable to noncontrolling interest	13	4

Comprehensive income attributable to noncontrolling interest	59	11

Total	$2,349	$(1,674)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended, March 31,
	2011	2010
Operating activities:
Net income (loss)	$740	$(184)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	2,425	2,408
Amortization	320	146
Deferred income taxes	2,513	560
Equity in losses of affiliated companies	—	351
Stock-based compensation	867	713
Changes in operating assets and liabilities:
Accounts receivable, net	(5,786)	(4,692)
Prepaid expenses and other current assets	(185)	(960)
Accounts payable	1,523	1,169
Accrued expenses and other current liabilities	—	9,376
Income taxes receivable/payable	(501)	257
Other assets, non-current liabilities and other	(372)	(520)

Net cash provided by operating activities	1,544	8,624

Investing activities:
Additions to property and equipment	(1,638)	(2,023)
Reacquired franchise rights	(47)	(285)
Other	38	26

Net cash used in investing activities	(1,647)	(2,282)

Financing activities:
Dividends paid to shareholders	(2,484)	(2,480)
Net payment of short-term debt	(153)	—
Cash overdraft	(101)	(1,113)
Contribution to joint venture by noncontrolling interest	—	72

Net cash used in financing activities	(2,738)	(3,521)

Effect of exchange rate changes on cash	797	(91)

Net (decrease) increase in cash and cash equivalents	(2,044)	2,730
Cash and cash equivalents at beginning of period	28,746	73,528

Cash and cash equivalents at end of period	$26,702	$76,258

Supplemental disclosure of cash flow information:
Cash paid for interest	$70	$—
Cash received for income taxes, net	$160	$231

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of CDI Corp. (“CDI” or “the Company”) are unaudited. The balance sheet as of December 31, 2010 is derived from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2010, as included in the Company’s Form 10-K filed on March 10, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period information has been reclassified to conform to the current period presentation.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the related underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, legal contingencies and assumptions used in the calculations of income taxes. These estimates and assumptions are based on management’s estimates and judgment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. As future events and their effects cannot be determined with precision, actual results will differ, and could differ significantly, from these estimates. Results for the quarter ended March 31, 2011 are not necessarily indicative of results that may be expected for the full year.

2.	Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (“ASU 2010-29”), which specifies that if a public entity presents comparative financial statements, the entity should disclose the pro forma revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of ASU 2010-29 did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2011, the Company adopted the provisions of ASU No. 2010-28, Intangibles—Goodwill and Other (“ASU 2010-28”), which disallows entities to assume that Step 1 (see additional discussion of Step 1 in Note 5) of the goodwill impairment test is passed if they have reporting units with zero or negative carrying amounts, and the fair values of their reporting units are greater than zero. Instead, companies are required to consider whether there are any adverse qualitative factors indicating that impairment may exist in order to determine whether or not to perform Step 2 (see additional discussion of Step 2 in Note 5) of the goodwill impairment test. The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2011, the Company adopted the provisions of ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which changes the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”), if it is available; third-party evidence if VSOE is not available; or an estimated selling price if neither VSOE nor third-party evidence is available. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

3.	Fair Value Disclosures

The Company is exposed to risks associated with foreign currency fluctuations. The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the US dollar value of the results of operations derived from these foreign operations, as well as the Company’s investment in the net assets related to these foreign operations. The Company has at times engaged, and may in the future engage, in hedging activities with respect to certain of its foreign operations.

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

The following tables outline, by major category, the plan assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

Fair Value Measurements At March 31, 2011 Using
Description	Fair Value Measurements at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid expenses and other current assets
Mutual funds included in deferred compensation plan(1)	$ 756	$ 756	$ —	$ —
Other non-current assets
Mutual funds included in deferred compensation plan(2)	7,472	7,472	—	—

Total assets	$ 8,228	$ 8,228	$ —	$ —

(1)	Included in “Other accrued expenses and other current liabilities” in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.
(2)	Included in “Deferred compensation and other non-current liabilities” in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

Fair Value Measurements At December 31, 2010 Using
Description	Fair Value Measurements at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid expenses and other current assets
Mutual funds included in deferred compensation plan(1)	$ 191	$ 191	$ —	$ —
Other non-current assets
Mutual funds included in deferred compensation plan(2)	$ 7,461	7,461	$ —	$ —

Total assets	$ 7,652	$ 7,652	$ —	$ —

(1)	Included in “Other accrued expenses and other current liabilities” in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.
(2)	Included in “Deferred compensation and other non-current liabilities” in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

4.	Acquisitions

DSPCon

On December 20, 2010, the Company acquired substantially all of the assets and certain liabilities of DSPCon, Inc. (“DSPCon”), headquartered in Bridgewater, New Jersey. DSPCon is a systems engineering and software development firm that develops, sells and services real-time data acquisition and analysis systems for use in applications such as aircraft engine vibration, satellite airframe structural integrity and turbo-machinery performance monitoring. The preliminary purchase price utilized for accounting purposes consists of $7.1 million, including a $4.7 million cash payment at closing and $0.3 million related to working capital adjustments paid in the second quarter of 2011, and a fair value estimate of $2.1 million to be paid in the form of a contingent earnout. The acquisition is expected to provide additional services in the Company’s Aerospace vertical in the Engineering Solutions (“ES”) segment, while also expanding the Company’s current relationships with several large customers. Pro forma information related to this

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

acquisition is not included because the impact on the Company’s consolidated results of operations is not considered to be material.

The fair value of the contingent consideration arrangement of $2.1 million was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market which qualify as significant unobservable inputs (Level 3) under the fair value hierarchy. Key assumptions include a discount rate of 6.2% and probability adjusted level of earnings before interest and taxes (as defined in the acquisition agreement). As of March 31, 2011, the amount recognized for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates has not changed.

As of December 31, 2010 the Company’s preliminary goodwill allocation was $5.3 million pending receipt of the final valuation report for identifiable intangible assets. As of March 31, 2011 the Company has retrospectively adjusted the purchase price allocation and reduced goodwill and increased identifiable intangible assets by $2.2 million. The acquired intangible assets, all of which are being amortized, include primarily customer relationships and software technology.

L. R. Kimball

On June 28, 2010, the Company acquired substantially all of the assets and certain liabilities of L. Robert Kimball & Associates, Inc. and two affiliated companies (collectively, “L.R. Kimball”), a professional services firm headquartered in Ebensburg, Pennsylvania. L.R. Kimball provides architecture, civil and environmental engineering, communication technology and consulting services to governmental, educational and private industry customers, primarily in the mid-Atlantic region. The acquisition broadened both the Company’s service offering portfolio and engineering skill sets. A new vertical, CDI – Infrastructure was established within the ES reporting segment as a result of this acquisition.

Included in the consolidated statements of operations for the three months ended March 31, 2011 and 2010 were revenue from L.R. Kimball of $13.2 million and $0, respectively. Included in the consolidated statements of operations for the three months ended March 31, 2011 and 2010 were losses before income taxes from L.R. Kimball of $0.1 million and $0, respectively.

The unaudited condensed pro forma consolidated statement of operations for the three months ended March 31, 2010 (assuming the acquisition of L.R. Kimball had occurred as of the beginning of the fiscal period presented) was as follows:

Three Months Ended March 31, 2010
Revenue	$ 224,685
Net income (loss) attributable to CDI	(947)
Net earnings (loss) per share attributable to CDI
Basic	(0.05)
Diluted	(0.05)

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

The following table summarizes the changes in the Company’s carrying value of goodwill and other intangible assets by reporting segment from December 31, 2010 to March 31, 2011:

	December 31, 2010 Net Balance	Additions	Amortization	Translation and Other Adjustments	March 31, 2011 Net Balance
Goodwill
ES(1)	$ 40,872	$ 58	$ —	$ —	$ 40,930
Anders(2)	10,670	—	—	399	11,069
MRI(1)	9,552	—	—	89	9,641

Total goodwill	61,094	58	—	488	61,640
Other intangible assets
Trademarks
MRI	2,165	—	—	—	2,165
ES	5,100	—	—	—	5,100

Total trademarks	7,265	—	—	—	7,265

Reacquired franchise rights - MRI(3)	489	47	(15)	—	521
Customer relationship - ES(4)	11,091	—	(298)	—	10,793
Non-compete agreements - ES(4)	135	—	(7)	—	128

Total other intangible assets	18,980	47	(320)	—	18,707

Total goodwill and other intangible assets	$ 80,074	$ 105	$ (320)	$ 488	$ 80,347

(1)	The ES and MRI net goodwill balances at March 31, 2011 reflect impairment charges of $15,171 and $6,230, respectively, which were taken in 2002 upon the Company’s adoption of guidance now codified as FASB ASC 350-20, Goodwill.
(2)	The Anders net goodwill balance at March 31, 2011 reflects an impairment charge of $8,312, which was taken in 2010.
(3)	The MRI net reacquired franchise rights balance at March 31, 2011 includes accumulated amortization of $62.
(4)	The ES net customer relationship and non-compete agreements balances at March 31, 2011 includes accumulated amortization of $1,687 and $22, respectively.

The Company performs its annual goodwill and other indefinite-lived intangible assets impairment testing by reporting unit as of July 1 of each fiscal year, or whenever events occur or circumstances change, that would indicate that it is more likely than not that the fair value of a reporting unit was below its carrying value. Examples of such events or circumstances include, but are not limited to, adverse changes in legal factors, business climate or regulatory environment; unanticipated competition; loss of key personnel and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; the testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

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

As of July 1, 2010, the Company performed its annual impairment testing. Based on the results of the first step of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets as of July 1, 2010. The Company’s reporting units, with the exception of Infrastructure which was recorded at fair value on the acquisition date of June 28, 2010, had fair values substantially in excess of their carrying value after completion of the first step. The two reporting units with the lowest excess were Aerospace and P&I. The Aerospace reporting unit had a fair value in excess of its carrying value of approximately 18% and goodwill of $7.0 million. Aerospace’s fair value in excess was negatively affected by the slowdown in the commercial aviation industry. The P&I reporting unit had a fair value in excess of its carrying value of approximately 19% and goodwill of $12.7 million. P&I’s fair value in excess was negatively affected by the significant reduction in capital projects, due to the reduced demand in the chemical industry. The Company will continue to closely monitor the recoverability of its goodwill and other indefinite-lived intangible assets for all reporting units and particularly Aerospace and P&I.

During the fourth quarter of 2010, the Company’s Anders reporting unit experienced the impact of additional deterioration in the UK economic environment, specifically in the UK construction industry, which has historically been the concentration of services provided by Anders. As a result of this triggering event, the Company determined that it was necessary to perform an impairment test for Anders. The result of this test determined that the carrying value for the Anders reporting unit exceeded the fair value, which resulted in a goodwill impairment charge of $8.3 million for the fourth quarter of 2010. There were no triggering events subsequent to December 31, 2010 that required additional testing for the Anders reporting unit.

There were no triggering events subsequent to July 1, 2010 that required additional testing for reporting units other than Anders.

6.	Short-term Borrowings

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

Interest on borrowings under the facility are based on either a Eurodollar rate or an “Alternate Base Rate”, as chosen by the Company each time it wishes to borrow funds. The Eurodollar rate equals LIBOR (as set forth in the Credit Agreement) plus a number of basis points (ranging from 2.25% to 2.75%) depending on the Company’s leverage ratio (which is the ratio of consolidated indebtedness to Consolidated EBITDA, as defined in the Credit Agreement). The Alternate Base Rate equals the greater of (i) the Bank’s prime rate, (ii) the Federal Funds rate plus 0.5% or (iii) the one-month LIBOR plus 1%. Any Eurodollar-based borrowings must be in minimum principal amounts of $2.0 million and in increments of $0.1 million and any Alternate Base Rate borrowings must be in minimum principal amounts of $0.1 million and in increments of $0.1 million. Fees associated with the facility include a commitment fee of $30 and a facility fee at the rate of 0.25% to 0.375% on the daily amount of the Bank’s commitment.

The Credit Agreement contains restrictive covenants which limit the Company with respect to, among other things, creating liens on its assets, subsidiary indebtedness, acquisitions and investments, mergers and consolidations, dividends, stock repurchases, disposition of assets other than in the ordinary course of business, and changing its line of business. The Credit Agreement also contains financial covenants which require the Company not to exceed a maximum leverage ratio (consolidated indebtedness to Consolidated EBITDA) of 2.5 to 1.0, to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0, and to maintain a minimum liquidity balance (unrestricted cash and cash equivalents plus the amount of the unused credit line) of $20.0 million. The preceding financial covenant terms are as defined in the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2011.

At March 31, 2011, the Company had outstanding borrowings of $13.7 million under the Credit Agreement, with a weighted average interest rate of 3.25%, which were borrowed under the Alternate Base Rate option.

Additionally, the Company had a $10.2 million uncommitted, demand unsecured line of credit with Brown Brothers Harriman & Co., under which the lender issues, at its sole discretion, standby letters of credit. This line of credit expired as of March 31, 2011, and the outstanding standby letters of credit were replaced with letters of credit issued under the Credit Agreement.

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

The number of common shares used to calculate basic and diluted earnings (loss) per share for the three months ended March 31, 2011 and 2010 was determined as follows:

	Three Months Ended March 31,
	2011	2010
Basic
Average shares outstanding	19,082,493	18,979,475

Diluted
Shares used for basic calculation	19,082,493	18,979,475
Dilutive effect of shares / units granted under Omnibus Stock Plan	174,273	—
Dilutive effect of units issuable under Stock Purchase Plan	70,203	—

	19,326,969	18,979,475

Outstanding awards granted under both the CDI Corp. 2004 Omnibus Stock Plan (the “Omnibus Plan”) and the Amended and Restated CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors (the “Stock Purchase Plan”) of 1,283,976 shares were excluded from the computation of EPS for the three months ended March 31, 2010, because their effect would have been anti-dilutive.

8.	Commitments, Contingencies and Legal Proceedings

Commitments

The Company maintains a global master agreement with a large on-line job posting and search service for the benefit of its operating segments and MRI franchise network. At March 31, 2011, the aggregate minimum payments remaining for 2011 were $1.0 million.

Contingencies

UK Office of Fair Trading Decision – On September 30, 2009 the United Kingdom’s Office of Fair Trading (“OFT”) issued a decision in its investigation into alleged anti-competitive behavior by Anders during the time period of late 2004 to early 2006. In its decision, the OFT found that Anders violated the UK Competition Act of 1998 and imposed a fine of approximately $12.3 million (£7.6 million) for the violations, which is not tax deductible. The Company reserved the full amount of the fine in the third quarter of 2009. The Company appealed the OFT decision in 2010. On April 1, 2011 the Company received a favorable ruling from the Competition Appeal Tribunal (“CAT”) on the Company’s appeal of the imposed fine, reducing the fine to approximately $2.5 million (£1.5 million). The Company expects to record the appropriate adjustment when it has sufficient information related to any potential appeal by the OFT of the CAT’s ruling. No payment has been made pending the outcome of the appeal and the reserve is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheets at March 31, 2011 and December 31, 2010.

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

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The effective income tax rates for the three months ended March 31, 2011 and 2010 were 72.7% and 158.2%, respectively. The effective income tax rate for 2011 was unfavorably impacted by losses in foreign jurisdictions on which no tax benefit has been recognized. In addition, the effective income tax rates for 2011 and 2010 were unfavorably impacted by previously issued and unexercised stock options that expired during the three months ended March 31, 2011 and 2010, respectively, as well as other valuation differences for stock awards.

10.	Reporting Segments

The Company has four reporting segments: CDI Engineering Solutions (“ES”), CDI Information Technology Solutions (“ITS”), Management Recruiters International (“MRI”), and CDI AndersElite (“Anders”).

ES operates principally through the following four key verticals:

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

•

CDI-Infrastructure (“Infrastructure”) – Infrastructure provides a full range of architecture, civil and environmental engineering, communication technology and consulting services to governmental, educational and private industry customers, primarily in the mid-Atlantic region.

ITS provides a variety of information technology (“IT”) related services to its customers, which are primarily large and mid-sized customers with significant IT requirements and/or the need to augment their own staff on a flexible basis. Services include staffing augmentation, permanent placement, outsourcing (both onsite, under the customer’s supervision, and offsite) and consulting.

MRI is a global franchisor operating as MRINetwork® and provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers. The MRI franchisees provide permanent placement services primarily under the brand names Management Recruiters®, Sales Consultants®, CompuSearch® and OfficeMates 5®. MRI also provides training, implementation services and back-office services to enable franchisees to pursue staffing opportunities.

Anders provides contract and permanent placement candidates to customers in the infrastructure environment seeking professionals in building, construction and related professional services through a network of Company offices. Anders maintains offices in the UK and Australia.

For purposes of performance measurement, the Company charges certain expenses directly attributable to the reporting segments and allocates certain expenses and support costs. Support costs consist principally of employee benefit administration, accounting support, IT services and shared service center costs. Operating and administrative expenses that are not directly attributable to the reporting segments are classified as corporate. Identifiable assets of the reporting segments exclude corporate assets, which principally consist of cash and certain prepaid expenses, non-trade accounts receivable, deferred tax assets attributable to the ES and ITS reporting segments, property and equipment and other assets.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Segment data is presented in the following table:

	Three Months Ended March 31,
	2011	2010
Revenue:
ES	$137,786	$109,704
ITS	89,424	64,322
MRI	15,699	14,362
Anders	13,727	21,552

	$256,636	$209,940

Operating profit (loss):
ES	$3,419	$1,470
ITS	3,461	1,796
MRI	1,560	1,431
Anders	(897)	(455)
Corporate	(4,790)	(3,978)

	2,753	264
Less equity in losses from affiliated companies	—	351

Total operating profit	2,753	615
Other (expense) income, net	(43)	52
Equity in losses from affiliated companies	—	(351)

Earnings before income taxes	$2,710	$316

Inter-segment activity is not significant; therefore, revenue reported for each reporting segment is substantially all from external customers.

Segment asset data is presented in the table below:

	March 31, 2011	December 31, 2010

Assets:
ES	$185,426	$177,009
ITS	94,002	98,364
MRI	26,665	26,698
Anders	25,295	24,581
Corporate	70,268	71,859

	$401,656	$398,511

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategies for growth and future financial results (such as revenues, pre-tax profit and tax rates), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness in the financial and capital markets, which may result in the postponement or cancellation of our customers’ capital projects or the inability of our customers to pay our fees; the termination of a major customer contract or project; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about some of these and other risks and uncertainties may be found in our filings with the SEC, particularly in the “Risk Factors” section in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context otherwise requires, all references herein to “CDI,” the “Registrant,” the “Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

Executive Overview

On a year-over-year basis, first quarter revenue increased by 22.2% including revenue of $13.2 million from the Company’s Infrastructure business recently acquired from L.R. Kimball in June 2010. Excluding the new Infrastructure business, overall CDI revenue in the first quarter increased 15.9%; this increased revenue primarily reflects increased demand for skilled contract workers primarily for larger customers in the Company’s IT Solutions (“ITS”) segment and for energy, transportation and chemical customers in the Company’s ES segment.

Based on its past experience with business recovery cycles, the Company generally first sees increased demand for skilled contract workers and later demand for permanent workers as customers begin to add permanent professional and technical staff. Finally, the Company would anticipate an increase in demand for its engineering and IT outsourcing services as customers increase their capital spending to build plant capacity, introduce new products and invest in new technologies.

The Company’s first quarter 2011 revenue growth reflects staffing services revenue increases which could be typical of an early stage recovery pattern. However, the Company recognizes that the current economic recovery is fragile, at an early stage and that both geopolitical and macro-economic environment might change future customer demand patterns.

The Company’s ES segment’s first quarter revenue increased 25.6% versus the prior-year first quarter partially reflecting increased revenue generated by the Infrastructure vertical. Excluding revenue from the Infrastructure vertical, revenue increased 13.5% due to increased demand for skilled contract workers in the Company’s Process & Industrial (P&I) vertical as well as by increased project outsourcing services in the Aerospace vertical. These gains were partially offset by continued project postponements in the Government Services vertical.

P&I revenue increased 17.7% versus the prior-year first quarter, driven primarily by staffing services increases in the power and energy, transportation and chemical industries.

Aerospace revenue increased 17.5% versus the prior-year first quarter driven primarily by revenue associated with the Company’s acquisition of DSPCon.

Government Services revenue decreased 4.9% compared to the prior-year first quarter, reflecting the ongoing delays in major defense project outsourcing accounts. However, Government services revenue increased 5.2% on a sequential basis reflecting revenue growth associated with new project wins.

For the first quarter 2011 Infrastructure vertical revenue increased 2.3% versus the fourth quarter 2010, but decreased 10.8% versus the third quarter 2010, reflecting seasonal patterns as weather conditions in the Northeast U.S. restricted outside engineering site work during the fourth and first quarters.

The Company’s ITS segment first quarter revenue increased 39.0% versus the prior-year first quarter primarily due to increased staffing demand in the segment’s larger national accounts and more modest revenue growth in ITS’s outsourcing and professional services revenue.

The Company’s Management Recruiters International (“MRI”) segment’s revenue increased by 9.3% in the first quarter versus the year-ago quarter driven primarily by increases in contract staffing revenue as the MRI franchise offices increased the number of professionals placed in temporary positions within their client’s organizations. Professional services revenue increased slightly as increases in US and global royalties were somewhat offset by decreases in revenue from the sale of new franchises. The increase in royalties reflects improved hiring demand for the executive, technical, professional and managerial candidates placed in permanent positions by MRI franchisees while the decrease in franchise sales reflects continued difficulty by qualified franchise prospects to obtain financing to purchase a franchise and to fund start-up operating costs.

Revenue in the Company’s AndersElite (“Anders”) segment decreased 36.3% in the first quarter of 2011 versus the first quarter of 2010 driven by continued weakness within the UK construction industry, both in the commercial and government sectors, as well as by deterioration in Anders’ transportation business. Revenue has been affected by the weak economic recovery in the UK, significant cuts in government spending and by turnover among key Anders sales and recruiting personnel.

For the quarter ended March 31, 2011, the Company reported pre-tax operating profit of $2.7 million versus pre-tax operating profit of $0.6 million in the quarter ended March 31, 2010. The Company reported net income of $0.7 million, or $0.04 per diluted share for the first quarter of 2011, compared to a net loss of $0.2 million, or a loss of $0.01 per diluted share in the prior-year quarter.

On April 1, 2011, the Company received a favorable ruling from the Competition Appeal Tribunal (“CAT”) on the Company’s appeal of a previously-disclosed fine imposed by the OFT. The ruling from the CAT reduced the fine assessed by the OFT from approximately $12.3 million (£7.6 million) to approximately $2.5 million (£1.5 million). The Company had reserved the entire amount of the fine in 2009 and will record the appropriate accounting adjustment when there is sufficient information regarding any potential appeal by the OFT of the CAT’s ruling.

Revenue from one customer, International Business Machines Corporation (“IBM”), accounted for 20% of total CDI consolidated revenue for the fiscal year ended December 31, 2010. The Company’s current contract with IBM is up for renewal at the end of June 2011.

Consolidated Discussion

Business Strategy

CDI’s strategic objective is to be a leading global provider of engineering and information technology (“IT”) outsourcing solutions and professional staffing. These services enable CDI’s customers to focus on their core competencies and drive profitable growth and return on capital investment.

The Company’s strategic plan includes: increasing revenues in higher-value, higher-margin services through both organic and acquisitive growth; increasing the share of revenue generated from global markets; creating a more balanced business portfolio and promoting a culture focused on meeting customers’ needs with disciplined execution to achieve profitable growth.

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

Gross profit dollars and gross profit margin reflect CDI’s ability to realize pricing consistent with value provided, to address changes in market demand and to control and pass through direct costs. Gross profit margin will shift as a result of the mix of business. The Company is focused on improving margins through efforts to grow new higher-margin business and to cycle out of lower-margin business. Professional services revenue, consisting of royalties, permanent placement fees and franchise related fees, has a significant impact on gross profit margin. Since there are generally no direct costs associated with professional services revenue, increases or decreases in such revenue can have a disproportionate impact on gross profit margin.

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

Consolidated Results of Operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010

The table that follows presents changes in revenue by service type along with selected financial information and some key metrics for the three months ended March 31, 2011 and 2010:

Consolidated

	Three months ended March 31,				Increase (Decrease)
(in thousands)	2011	% of Total Revenue	2010	% of Total Revenue	$	%
Revenue
Staffing services	$181,398	70.6%	$150,820	71.8%	$30,578	20.3
Project outsourcing services	69,445	27.1	53,894	25.7	15,551	28.9
Professional services	5,793	2.3	5,226	2.5	567	10.9

	$256,636	100.0%	$209,940	100.0%	$46,696	22.2

Gross profit	$54,330	21.2%	$41,507	19.8%	$12,823	30.9
Operating and administrative expenses	51,577	20.1	40,892	19.5	10,685	26.1
Operating profit	2,753	1.1	615	0.3	2,138	347.6
Net profit (loss) attributable to CDI	$694	0.3%	$(191)	(0.1)%	$885	463.4
Cash flow provided by operations	$1,544		$8,624		$(7,080)	(82.1)
Effective income tax rate	72.7%		158.2%
After-tax return on shareholders’ equity(1)	(3.8)%		(6.9)%
Pre-tax return on net assets(2)	(0.4)%		(9.6)%

(1)	Net income (loss) attributable to CDI for the current quarter combined with the income (loss) attributable to CDI from the three preceding quarters, divided by the average CDI shareholders’ equity at the beginning and end of that four quarter period.

(2)	Earnings (loss) before income taxes for the current quarter combined with the earnings (loss) before income taxes from the three preceding quarters, divided by the average net assets at the beginning and end of that four quarter period. Net assets include total assets minus total liabilities excluding cash and cash equivalents and income tax accounts.

Revenue increased 22.2% for the first quarter of 2011 as compared to the first quarter of 2010. ES experienced increases in staffing services in the oil and gas and chemical industries. ES outsourcing revenue increased primarily as a result of the L.R. Kimball acquisition. ITS experienced increased staffing and project outsourcing services revenue, primarily due to account expansions with existing customers. MRI also experienced growth in staffing revenue, due to franchisees continuing to grow their staffing services. MRI’s professional services revenue slightly increased due to increases in US and International royalties being offset by decreases in franchise sales.

These increases in revenue were partially offset by declines in Anders’ staffing services revenue primarily due to continued weak demand in the UK construction industry, deterioration in Anders’ transportation business and turnover among key Anders sales and recruiting personnel.

Gross profit increased for the first quarter of 2011 as compared to the first quarter of 2010 primarily due to the increase in revenue. Gross profit margin increased due primarily to increased higher-margin outsourcing projects resulting from the L.R. Kimball acquisition.

Consolidated operating and administrative expenses increased for the first quarter of 2011 as compared to the first quarter of 2010 primarily due to the operating and administrative expenses associated with the Infrastructure vertical and variable compensation due to the increase in revenue.

Operating profit increased for the first quarter of 2011 as compared to the first quarter of 2010 and operating profit margin increased from 0.3% to 1.1%. The increase in operating profit and operating profit margin is primarily due to the increase in revenue and a change in mix as higher-margin project outsourcing services was a larger portion of total revenue than in the prior-year, primarily as a result of acquisitions in the Infrastructure and Aerospace verticals.

The Company’s effective income tax rate was 72.7% for the three months ended March 31, 2011 as compared to 158.2% for the three months ended March 31, 2010. The effective income tax rate for 2011 was unfavorably impacted by losses in foreign jurisdictions on which no tax benefit has been recognized. In addition, the effective income tax rates for 2011 and 2010 were unfavorably impacted by previously issued and unexercised stock options that expired during the quarter, as well as other valuation differences for stock awards.

Segment Discussion

ES

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ES for the three months ended March 31, 2011 and 2010:

ES

	Three months ended March 31,
	2011		2010		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$ 75,313	54.7%	$ 62,830	57.3%	$ 12,483	19.9%
Project outsourcing services	61,877	44.9	46,585	42.5	15,292	32.8
Professional services	596	0.4	289	0.3	307	106.2

	137,786	100.0	109,704	100.0	28,082	25.6
Cost of services	108,127	78.5	90,277	82.3	17,850	19.8

Gross profit	29,659	21.5	19,427	17.7	10,232	52.7
Operating and administrative expenses	26,240	19.0	17,957	16.4	8,283	46.1

Operating profit	$ 3,419	2.5%	$ 1,470	1.3%	$ 1,949	132.6%

ES’s revenue increased during the first quarter of 2011 as compared to the first quarter of 2010 primarily due to:

•

Increases in outsourcing revenue related to the acquisitions in the Infrastructure and Aerospace verticals and moderate project outsourcing increases in our U.S. Gulf Coast operations in the chemical industry, and

•	Increases in staffing services in the oil and gas and chemical industries.

ES’s gross profit dollars increased during the first quarter of 2011 as compared to the first quarter of 2010 primarily due to the increase in revenue. Gross profit margin increased primarily due to higher-margin projects in the Infrastructure vertical.

ES’s operating and administrative expenses increased during the first quarter of 2011 as compared to the first quarter of 2010 primarily due to operating expenses associated with the Infrastructure vertical.

ES’s operating profit increased during the first quarter of 2011 as compared to the first quarter of 2010 primarily due to the increase in revenue and increase in higher-margin project outsourcing services in the Infrastructure vertical. The increase in operating profit was partially offset by increased operating and administrative expenses related to the Infrastructure vertical.

The following table presents changes in revenue for each of ES’s verticals for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011		2010		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
CDI-P & I	$91,345	66.3%	$77,622	70.7%	$13,723	17.7%
CDI-Government Services	19,067	13.8	20,058	18.3	(991)	(4.9)
CDI-Aerospace	14,126	10.3	12,024	11.0	2,102	17.5
CDI-Infrastructure	13,248	9.6	—	—	13,248	N/A

	$137,786	100.0%	$109,704	100.0%	$28,082	25.6%

Revenue in the P & I vertical increased in the first quarter of 2011 as compared to the first quarter of 2010 due to increases in staffing services in the oil and gas and chemical industries and moderate project outsourcing increases in our U.S. Gulf Coast operations in the chemical industry.

Revenue in the Government Services vertical decreased in the first quarter of 2011 as compared to the first quarter of 2010 primarily due to a project delay caused by a budget funding gap in a major defense project outsourcing services account.

Revenue in the Aerospace vertical increased in the first quarter of 2011 as compared to the first quarter of 2010 primarily due to the DSPCon acquisition in December of 2010.

The Infrastructure vertical was established in the second quarter of 2010 with the June 2010 purchase of substantially all of the assets and certain liabilities of L.R. Kimball.

ITS

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ITS for the three months ended March 31, 2011 and 2010:

ITS

	Three months ended March 31,
	2011		2010		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$81,645	91.3%	$56,822	88.3%	$24,823	43.7%
Project outsourcing services	7,568	8.5	7,309	11.4	259	3.5
Professional services	211	0.2	191	0.3	20	10.5

	89,424	100.0	64,322	100.0	25,102	39.0
Cost of services	75,480	84.4	53,213	82.7	22,267	41.8

Gross profit	13,944	15.6	11,109	17.3	2,835	25.5
Operating and administrative expenses	10,483	11.7	9,313	14.5	1,170	12.6

Operating profit	$3,461	3.9%	$1,796	2.8%	$1,665	92.7%

ITS’s revenue increased for the first quarter of 2011 as compared to the first quarter of 2010 due to increases in staffing services, primarily due to account expansions with large existing customers and moderate growth in retail accounts and outsourcing solutions.

ITS’s gross profit dollars increased during the first quarter of 2011 as compared to the first quarter of 2010, primarily due to increases in revenue. ITS’s gross profit margin was lower due to a change in mix as lower-margin staffing services were a larger portion of total revenue than in the prior-year first quarter.

ITS’s operating and administrative expenses increased during the first quarter of 2011 as compared to the first quarter of 2010 primarily due to increased sales, recruiting and commission costs related to expansions in business volumes.

ITS’s operating profit increased during the first quarter of 2011 as compared to the first quarter of 2010 primarily due to increased business volumes and administrative expenses increasing at a lower rate than revenue increased.

MRI

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended March 31, 2011 and 2010:

MRI

	Three months ended March 31,
	2011		2010		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Staffing services	$11,822	75.3%	$10,511	73.2%	$1,311	12.5%
Professional services	3,877	24.7	3,851	26.8	26	0.7

	15,699	100.0	14,362	100.0	1,337	9.3
Cost of services	8,049	51.3	7,112	49.5	937	13.2

Gross profit	7,650	48.7	7,250	50.5	400	5.5
Operating and administrative expenses	6,090	38.8	5,819	40.5	271	4.7

Operating profit	$1,560	9.9%	$1,431	10.0%	$129	9.0%

MRI’s staffing revenue increased for the first quarter of 2011 as compared to the first quarter of 2010 due to franchisees continuing to grow their staffing services, reflecting ongoing demand for skilled contingent professionals. Professional services revenue slightly increased due to increases in US and International royalties being offset by decreases in franchise sales, reflecting continued difficulty by qualified franchise prospects to obtain financing to purchase a franchise and to fund start-up operating costs.

MRI’s gross profit dollars increased for the first quarter of 2011 as compared to the first quarter of 2010 primarily due to increases in revenue. Gross profit margin decreased primarily due to a change in mix as lower-margin staffing services revenue was a larger percent of total revenue.

MRI’s operating and administrative expenses increased during the first quarter of 2011 as compared to the first quarter of 2010 primarily due to increases in variable costs related to the increased business volumes in staffing services.

MRI’s operating profit increased primarily due to the increase in gross profit dollars, combined with smaller increases in operating expenses. Additionally, MRI’s international operations continued its positive operating trend.

Anders

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating loss for Anders for the three months ended March 31, 2011 and 2010 in US dollars:

Anders

	Three months ended March 31,
	2011		2010		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$12,618	91.9%	$20,657	95.8%	$ (8,039)	(38.9)%
Professional services	1,109	8.1	895	4.2	214	23.9

	13,727	100.0	21,552	100.0	(7,825)	(36.3)
Cost of services	10,650	77.6	17,831	82.7	(7,181)	(40.3)

Gross profit	3,077	22.4	3,721	17.3	(644)	(17.3)
Operating and administrative expenses	3,974	29.0	4,176	19.4	(202)	(4.8)

Operating loss	$(897)	(6.5)%	$(455)	(2.1)%	$ 442	97.1%

The following table presents Anders’ results on a local currency basis (i.e. British pounds) for the three months ended March 31, 2011 and 2010:

Anders

	Three months ended March 31,
	2011		2010		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£7,872	91.9%	£13,222	95.8%	£ (5,350)	(40.5)%
Professional services	694	8.1	573	4.2	121	21.1

	8,566	100.0	13,795	100.0	(5,229)	(37.9)
Cost of services	6,645	77.6	11,412	82.7	(4,767)	(41.8)

Gross profit	1,921	22.4	2,383	17.3	(462)	(19.4)
Operating and administrative expenses	2,484	29.0	2,668	19.4	(184)	(6.9)

Operating loss	£(563)	(6.6)%	£(285)	(2.1)%	£ 278	97.5%

Anders’ staffing services revenue decreased during the first quarter of 2011 as compared to the first quarter of 2010 primarily due to continued weak demand in the UK construction industry, deterioration in Anders’ transportation business and turnover among key Anders sales and recruiting personnel. The increase in professional services revenue was primarily due to growth in permanent placement services in the UK, partially offset by decreases in permanent placement services in Australia.

Anders’ gross profit pounds decreased during the first quarter of 2011 as compared to the first quarter of 2010 due primarily to the decline in revenue. Gross profit margin increased during the first quarter of 2011 as compared to the first quarter of 2010 due to a change in mix as higher-margin professional services revenue was a larger portion of total revenue than in the prior-year.

Anders’ operating and administrative expenses decreased during the first quarter of 2011 as compared to the first quarter of 2010 due primarily to declines in salaries and variable compensation related to decreased headcount and lower real estate costs associated with office downsizing, partially offset by increases in recruitment fees.

Anders’ operating loss increased during the first quarter of 2011 as compared to the first quarter of 2010 due primarily to the decline in revenue exceeding the reductions of operating and administrative expenses.

Liquidity and Capital Resources

The following table summarizes the net cash provided by (used in) for the major captions from the Company’s consolidated statements of cash flows:

	Three months ended March 31,
(in thousands)	2011	2010
Operating Activities	$1,544	$8,624
Investing Activities	(1,647)	(2,282)
Financing Activities	(2,738)	(3,521)

Operating Activities

During the first three months of 2011, net cash provided by operating activities was $1.5 million. Net cash provided by operating activities was lower than the prior-year by $7.1 million, due primarily to higher working capital requirements of $9.9 million in the first three months of 2011, reflecting increases in accounts receivable and decreases in accrued expenses and other current liabilities, partially offset by increases in deferred income taxes of $2.0 million.

Investing Activities

Net cash used in investing activities of $1.6 million decreased by $0.6 million during the first three months of 2011, as compared to the same period in 2010. During 2011, capital expenditures totaled $1.6 million, as compared to $2.0 million in 2010. During 2011, the Company’s investing consisted primarily of capital expenditures related to computer hardware and software. Additionally, in 2011, the Company reacquired $0.1 million of certain franchise rights in its MRI reporting segment, as compared to $0.3 million in 2010.

Financing Activities

Net cash used in financing activities of $2.7 million decreased by $0.8 million during the first three months of 2011, as compared to the same period in 2010. The decrease in cash used was primarily due to a decrease in cash overdraft accounts. The Company paid shareholders dividends totaling $2.5 million during both 2011 and 2010, respectively. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements. The Company did not repurchase any shares of its common stock under the repurchase program in 2011 or 2010.

Summary

The Company’s business model is expected to generate positive cash flow over the business cycle. However, changes in levels of business activity, and to a lesser extent, seasonality, do impact working capital needs and cash flow. In addition, the uncertain global economy could continue to cause delays or defaults in customer payments, causing a temporary decline in operating cash flow. While there is no assurance, management believes that the Company’s current cash balances, borrowing capacity and funds generated from operations will be sufficient to support currently anticipated Company growth and ongoing capital needs.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the related underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, legal contingencies and assumptions used in the calculations of income taxes. These estimates and assumptions are based on management’s estimates and judgment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. As future events and their effects cannot be determined with precision, actual results will differ, and could differ significantly, from these estimates. The critical accounting estimates and assumptions identified in the Company’s 2010 Annual Report on Form 10-K filed on March 10, 2011 with the Securities and Exchange Commission have not materially changed.

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

Evaluation of disclosure controls and procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UK Office of Fair Trading Decision

On September 30, 2009 the United Kingdom’s Office of Fair Trading (“OFT”) issued a decision in its investigation into alleged anti-competitive behavior by Anders during the time period of late 2004 to early 2006. In its decision, the OFT found that Anders violated the UK Competition Act of 1998 and imposed a fine of approximately $12.3 million (£7.6 million) for the violations, which is not tax deductible. The Company reserved the full amount of the fine in the third quarter of 2009. The Company appealed the OFT decision in 2010. On April 1, 2011 the Company received a favorable ruling from the Competition Appeal Tribunal (“CAT”) on the Company’s appeal of the imposed fine, reducing the fine to approximately $2.5 million (£1.5 million). The Company expects to record the appropriate adjustment when it has sufficient information related to any potential appeal by the OFT of the CAT’s ruling. No payment has been made pending the outcome of the appeal and the reserve is included in “Other accrued expenses and other current liabilities” in the consolidated balance sheets at March 31, 2011 and December 31, 2010.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Part I, Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

CDI Corp.

Date: May 6, 2011	By:	/s/ Mark A. Kerschner
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