Form 10-Q
period 2011-06-30
CDI CORP
filed 2011-08-05
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 28, 2011 was as follows:

Common stock, $.10 par value per share	19,168,645 shares
Class B common stock, $.10 par value per share	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$24,692	$28,746
Accounts receivable, less allowance for doubtful accounts of $4,018 - June 30, 2011; $5,339 - December 31, 2010	236,797	222,999
Prepaid expenses and other current assets	7,993	8,773
Prepaid income taxes	2,179	2,407
Deferred income taxes	6,901	7,086

Total current assets	278,562	270,011
Property and equipment, net of depreciation of $73,788 - June 30, 2011; $74,423 - December 31, 2010	29,491	31,019
Deferred income taxes	6,854	8,531
Goodwill	61,839	61,054
Other intangible assets, net	18,386	19,020
Other non-current assets	9,194	8,876

Total assets	$404,326	$398,511

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$2,483	$2,970
Short-term debt	19,224	13,900
Accounts payable	33,755	32,910
Accrued compensation and related expenses	38,344	37,493
Other accrued expenses and other current liabilities	16,584	28,110
Accrued customer rebates	6,292	6,923
Income taxes payable	2,703	1,782

Total current liabilities	119,385	124,088
Deferred compensation	9,514	10,239
Other non-current liabilities	5,127	5,257

Total liabilities	134,026	139,584

Commitments and Contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 21,631,377 shares - June 30, 2011; 21,531,344 shares - December 31, 2010	2,163	2,153
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	62,629	60,338
Retained earnings	256,172	248,467
Accumulated other comprehensive income	1,383	111
Less common stock in treasury, at cost - 2,462,758 shares - June 30, 2011 and December 31, 2010	(52,487)	(52,487)

Total CDI shareholders’ equity	269,860	258,582
Noncontrolling interest	440	345

Total shareholders’ equity	270,300	258,927

Total liabilities and shareholders’ equity	$404,326	$398,511

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$262,739	$218,982	$519,375	$428,922
Cost of services	205,779	174,279	408,085	342,712

Gross profit	56,960	44,703	111,290	86,210
Operating and administrative expenses	43,256	41,135	94,833	82,027

Operating profit	13,704	3,568	16,457	4,183
Other expense, net	(116)	(130)	(159)	(78)
Equity in losses from affiliated companies	—	(417)	—	(768)

Earnings before income taxes	13,588	3,021	16,298	3,337
Income tax expense	1,572	423	3,542	923

Net income	12,016	2,598	12,756	2,414
Less: income attributable to the noncontrolling interest	34	8	80	15

Net income attributable to CDI	$11,982	$2,590	$12,676	$2,399

Basic net earnings attributable to CDI per share	$0.62	$0.14	$0.66	$0.13

Diluted net earnings attributable to CDI per share	$0.62	$0.13	$0.66	$0.12

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Common stock
Beginning of period	$2,159	$2,146	$2,153	$2,143
Stock purchase plan	1	—	4	—
Time-vested deferred stock, stock appreciation rights and restricted stock	3	2	6	5

End of period	$2,163	$2,148	$2,163	$2,148

Additional paid-in-capital
Beginning of period	$61,904	$58,015	$60,338	$57,577
Stock-based compensation	725	822	2,291	1,260

End of period	$62,629	$58,837	$62,629	$58,837

Retained earnings
Beginning of period	$246,677	$266,554	$248,467	$269,225
Net income attributable to CDI	11,982	2,590	12,676	2,399
Dividends paid to shareholders	(2,487)	(2,471)	(4,971)	(4,951)

End of period	$256,172	$266,673	$256,172	$266,673

Accumulated other comprehensive income (loss)
Beginning of period	$1,720	$(3,314)	$111	$(1,824)
Translation adjustments	(337)	(23)	1,272	(1,513)

End of period	$1,383	$(3,337)	$1,383	$(3,337)

Treasury stock
Beginning of period	$(52,487)	$(52,366)	$(52,487)	$(52,366)

End of period	$(52,487)	$(52,366)	$(52,487)	$(52,366)

Noncontrolling interest
Beginning of period	$404	$224	$345	$141
Contribution from the noncontrolling interest owners	—	—	—	72
Translation adjustments	2	3	15	7
Net income attributable to noncontrolling interest	34	8	80	15

Total	$440	$235	$440	$235

Comprehensive income
Net income attributable to CDI	$11,982	$2,590	$12,676	$2,399
Translation adjustments attributable to CDI	(339)	(26)	1,257	(1,520)

Comprehensive income attributable to CDI	11,643	2,564	13,933	879
Net income attributable to noncontrolling interest	34	8	80	15
Translation adjustments attributable to noncontrolling interest	2	3	15	7

Comprehensive income attributable to noncontrolling interest	36	11	95	22

Total	$11,679	$2,575	$14,028	$901

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended, June 30,
	2011	2010
Operating activities:
Net income	$12,756	$2,414
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	4,874	4,795
Amortization	681	292
Deferred income taxes	1,862	447
Equity in losses of affiliated companies	—	768
Stock-based compensation	1,543	1,483
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(13,257)	(20,244)
Prepaid expenses and other current assets	788	149
Accounts payable	1,075	3,651
Accrued expenses and other current liabilities	(11,772)	4,430
Income taxes receivable/payable	1,149	242
Other non-current assets	(318)	24
Deferred compensation	47	(412)
Other non-current liabilities	(130)	(396)

Net cash used in operating activities	(702)	(2,357)

Investing activities:
Additions to property and equipment	(3,528)	(2,931)
Reacquired franchise rights	(47)	(285)
Acquisitions	(290)	(34,010)
Other	148	126

Net cash used in investing activities	(3,717)	(37,100)

Financing activities:
Dividends paid to shareholders	(4,971)	(4,951)
Net proceeds from short-term debt	5,324	—
Cash overdraft	(487)	(1,616)
Contribution to joint venture by noncontrolling interest	—	72

Net cash used in financing activities	(134)	(6,495)

Effect of exchange rate changes on cash	499	(139)

Net decrease in cash and cash equivalents	(4,054)	(46,091)
Cash and cash equivalents at beginning of period	28,746	73,528

Cash and cash equivalents at end of period	$24,692	$27,437

Supplemental disclosure of cash flow information:
Cash paid for interest	$130	$—
Cash paid for income taxes, net	$461	$351

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of CDI Corp. (“CDI” or “the Company”) are unaudited. The balance sheet as of December 31, 2010 is from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2010, as included in the Company’s Form 10-K filed on March 10, 2011. The consolidated financial statements for the unaudited interim periods include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period information has been reclassified to conform to the current period presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the related underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, legal contingencies and assumptions used in the calculations of income taxes. These estimates and assumptions are based on management’s judgment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. As future events and their effects cannot be determined with precision, actual results will differ, and could differ significantly, from these estimates. Results for the three and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the full year.

2.	Recent Accounting Pronouncements

Effective January 1, 2012, the Company is required to adopt the provisions of Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present total net income and its components followed consecutively by a second statement that would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Effective January 1, 2011, the Company adopted the provisions of ASU No. 2010-28, Intangibles—Goodwill and Other (“ASU 2010-28”), which prohibits entities to assume that Step 1 of the goodwill impairment test is passed if they have reporting units with zero or negative carrying amounts, and the fair values of their reporting units are greater than zero. Instead, companies are required to consider whether there are any adverse qualitative factors indicating that impairment may exist in order to determine whether or not to perform Step 2 of the goodwill impairment test. The adoption of ASU 2010-28 did not have any impact on the Company’s consolidated financial statements.

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

The following tables outline, by major category, the assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Unobservable Inputs	Unobservable Inputs	Unobservable Inputs	Unobservable Inputs
Fair Value Measurements At June 30, 2011
Description	Fair Value Measurements at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid expenses and other current assets
Mutual funds included in deferred compensation plan(1)	$ 733	$ 733	$ —	$ —
Other non-current assets
Mutual funds included in deferred compensation plan(2)	7,837	7,837	—	—

Total assets	$ 8,570	$ 8,570	$ —	$ —

(1)	Included in “Other accrued expenses and other current liabilities” in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

(2)	Included in “Deferred compensation” in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

	Unobservable Inputs	Unobservable Inputs	Unobservable Inputs	Unobservable Inputs
Fair Value Measurements At December 31, 2010
Description	Fair Value Measurements at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid expenses and other current assets
Mutual funds included in deferred compensation plan(1)	$ 191	$ 191	$ —	$ —
Other non-current assets
Mutual funds included in deferred compensation plan(2)	7,461	7,461	$ —	$ —

Total assets	$ 7,652	$ 7,652	$ —	$ —

(1)	Included in “Other accrued expenses and other current liabilities” in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

(2)	Included in “Deferred compensation” in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

4.	Acquisitions

DSPCon

On December 20, 2010, the Company acquired substantially all of the assets and certain liabilities of DSPCon, Inc. (“DSPCon”), headquartered in Bridgewater, New Jersey. DSPCon is a systems engineering and software development firm that develops, sells and services real-time data acquisition and analysis systems for use in applications such as aircraft engine vibration, satellite airframe structural integrity and turbo-machinery performance monitoring. Pro forma information related to this acquisition is not included because the impact on the Company’s consolidated results of operations is not material.

As of December 31, 2010, the Company’s preliminary goodwill allocation was $5.3 million pending receipt of the final valuation report for identifiable intangible assets. As of June 30, 2011, the Company has retrospectively adjusted the purchase price allocation and reduced goodwill and increased identifiable intangible assets by $2.2 million. The acquired intangible assets, all of which are being amortized, include primarily customer relationships and software technology.

The fair value of the contingent consideration arrangement of $2.1 million was estimated and recorded as of December 31, 2010. That measure is based on significant inputs that are not observable in the market which qualify as significant unobservable inputs (Level 3) on the fair value hierarchy. Key assumptions include a discount rate of 6.2% and probability adjusted level of earnings before interest and taxes (as defined in the acquisition agreement). As of June 30, 2011, the amount recognized for the contingent consideration arrangement has not changed from December 31, 2010.

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

Included in the consolidated statements of operations for the three and six months ended June 30, 2011 was revenue from L.R. Kimball of $13.4 million and $26.7 million, respectively. Included in the consolidated statements of operations for the three and six months ended June 30, 2011 was earnings before income taxes from L.R. Kimball of $0.5 million and $1.1 million, respectively.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The unaudited condensed pro forma consolidated statements of operations for the three and six months ended June 30, 2010 (assuming the acquisition of L.R. Kimball had occurred as of the beginning of the fiscal period presented) was as follows:

	Three Months Ended	Three Months Ended
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Revenue	$ 235,193	$ 459,878
Net income attributable to CDI	1,694	643
Net earnings per share attributable to CDI
Basic	0.09	0.03
Diluted	0.09	0.03

5.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s carrying value of goodwill and other intangible assets by reporting segment from December 31, 2010 to June 30, 2011:

	December 31, 2010	December 31, 2010	December 31, 2010	December 31, 2010	December 31, 2010
	December 31, 2010 Net Balance	Additions	Amortization	Translation and Other Adjustments	June 30, 2011 Net Balance
Goodwill
ES	$ 40,832	$ 290	$ —	$ 58	$ 41,180
Anders(1)	10,670	—	—	357	11,027
MRI	9,552	—	—	80	9,632

Total goodwill	61,054	290	—	495	61,839
Other intangible assets
Trademarks
MRI	2,165	—	—	—	2,165
ES(2)	100	—	(17)	—	83
ES - indefinite life	5,100				5,100

Total trademarks	7,365	—	(17)	—	7,348
Reacquired franchise rights - MRI(3)	489	47	(29)	—	507
Customer relationships - ES(4)	10,571	—	(574)	—	9,998
Developed Technology - ES(5)	460	—	(46)	—	414
Non-compete agreements - ES(4)	135	—	(15)	—	120

Total other intangible assets	19,020	47	(681)	—	18,386
Total goodwill and other intangible assets	$ 80,074	$ 337	$ (681)	$ 495	$ 80,225

(1)	The Anders net goodwill balance at June 30, 2011 reflects an impairment charge of $8,312 which was taken in 2010.

(2)	The ES trademark balance at June 30, 2011 includes accumulated amortization of $17.

(3)	The MRI net reacquired franchise rights balance at June 30, 2011 includes accumulated amortization of $76.

(4)	The ES net customer relationship and non-compete agreements balances at June 30, 2011 includes accumulated amortization of $1,962 and $30, respectively.

(5)	The ES developed technology balance at June 30, 2011 includes accumulated amortization of $46.

Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). The estimated fair value for each reporting units is calculated based on the average of the projected discounted cash flows and the estimated market value of each reporting unit at the date the Company performs the impairment tests (implied fair value). Inherent in the development of the discounted cash flow projections are assumptions and estimates derived from a review of expected revenue growth rates, profit margins, business plans, cost of capital and tax rates. The Company also makes

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

certain assumptions about the future market conditions the reporting units operate in, market prices, interest rates and changes in business strategies.

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

Effective July 1, 2010, the Company performed its annual impairment testing. Based on the results of the first step of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets. The Company’s reporting units, with the exception of Infrastructure which was recorded at fair value on the acquisition date of June 28, 2010, had fair values substantially in excess of their carrying value after completion of the first step. The two reporting units with the lowest excess were Aerospace and P&I. The Aerospace reporting unit had a fair value in excess of its carrying value of approximately 18% and goodwill of $7.0 million. Aerospace’s fair value in excess was negatively affected by the slowdown in the commercial aviation industry. The P&I reporting unit had a fair value in excess of its carrying value of approximately 19% and goodwill of $12.7 million. P&I’s fair value in excess was negatively affected by the significant reduction in capital projects, due to the reduced demand in the chemical industry.

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

Interest on borrowings under the facility is based on either a Eurodollar rate or an “Alternate Base Rate”, as chosen by the Company each time it wishes to borrow funds. The Eurodollar rate equals LIBOR (as set forth in the Credit Agreement) plus a number of basis points (ranging from 2.25% to 2.75%) depending on the Company’s leverage ratio (which is the ratio of consolidated indebtedness to Consolidated EBITDA, as defined in the Credit Agreement). The Alternate Base Rate equals the greater of (i) the Bank’s prime rate, (ii) the Federal Funds rate plus 0.5% or (iii) the one-month LIBOR plus 1%. Any Eurodollar-based borrowings must be in minimum principal amounts of $2.0 million and in increments of $0.1 million and any Alternate Base Rate borrowings must be in minimum principal amounts of $0.1 million and in increments of $0.1 million. Fees associated with the facility include a commitment fee of $30 thousand and a facility fee at the rate of 0.25% to 0.375% on the daily amount of the Bank’s commitment.

The Credit Agreement contains restrictive covenants which limit the Company with respect to, among other things, creating liens on its assets, subsidiary indebtedness, acquisitions and investments, mergers and consolidations, dividends, stock repurchases, disposition of assets other than in the ordinary course of business, and changing its line of business. The Credit Agreement also contains financial covenants which require the Company not to exceed a maximum leverage ratio (consolidated indebtedness to Consolidated EBITDA) of 2.5 to 1.0, to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0, and to maintain a minimum liquidity balance (unrestricted cash and cash equivalents plus the amount of the unused credit line) of $20.0 million. The preceding financial covenant terms are as defined in the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2011.

At June 30, 2011, the Company had outstanding borrowings of $19.2 million under the Credit Agreement, with a weighted average interest rate of 3.25%, which were borrowed under the Alternate Base Rate option.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Additionally, the Company had a $10.2 million uncommitted, demand unsecured line of credit with Brown Brothers Harriman & Co., under which the lender issued, at its sole discretion, standby letters of credit. This line of credit expired as of March 31, 2011, and the outstanding standby letters of credit were replaced with letters of credit issued under the Credit Agreement. The total value of letters of credit as of June 30, 2011 was $4.2 million.

7.	Earnings Per Share Attributable to CDI

Both basic and diluted earnings attributable to CDI per share for all periods are calculated based on the reported earnings attributable to CDI in the Company’s consolidated statements of operations.

The number of common shares used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 was determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic net earnings per share:
Net earnings available to common stockholders - basic	$11,982	$2,590	$12,676	$2,399

Basic weighted average shares	19,145,088	19,011,939	19,113,862	18,995,707

Basic net earnings per share	$0.62	$0.14	$0.66	$0.13

Diluted net earnings per share:
Net earnings available to common stockholders - diluted	$11,982	$2,590	$12,676	$2,399

Basic weighted average shares	19,145,088	19,011,939	19,113,862	18,995,707
Dilutive effect of stock based compensation awards	202,961	229,511	223,719	198,892

Diluted weighted average shares	19,348,049	19,241,450	19,337,581	19,194,599

Diluted net earnings per share	$0.62	$0.13	$0.66	$0.12

Outstanding awards granted under both the CDI Corp. 2004 Omnibus Stock Plan (the “Omnibus Plan”) and the CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors (the “Stock Purchase Plan”) of 706,600 and 813,292 shares were excluded from the computation of EPS for the three months ended June 30, 2011 and 2010, respectively, because their effect would have been anti-dilutive. Outstanding awards granted under both the Omnibus Plan and the Stock Purchase Plan of 1,450,656 and 890,900 shares were excluded from the computation of EPS for the six months ended June 30, 2011 and 2010, respectively, because their effect would have been anti-dilutive.

8.	Commitments, Contingencies and Legal Proceedings

Commitments

The Company maintains a global master agreement with a large on-line job posting and search service for the benefit of its operating segments and MRI franchise network. At June 30, 2011, the aggregate minimum payments remaining for 2011 were $0.1 million, and commitments to pay $1.5 million in 2012 and $1.5 million in 2013.

Contingencies

On April 1, 2011 the Company received a favorable ruling from the Competition Appeal Tribunal (“CAT”) on the Company’s appeal of the previously disclosed imposed fine by the United Kingdom’s Office of Fair Trading (“OFT”), reducing the fine from $12.3 million (£7.6 million) to $2.5 million (£1.5 million). On May 24, 2011, the OFT indicated that it would not appeal the CAT’s ruling. As a result, the Company reduced the reserve by $9.7 million during the second quarter of 2011 and this reduction was reflected in “Operating and administrative expenses” in the consolidated statements of operations for the three and six months ended June 30, 2011. The Company paid the fine (including accumulated interest) of $2.5 million (£1.6 million) on July 7, 2011. The reserve of $2.5 million (£1.5 million) and $12.3 million (£7.6 million) was included in “Other accrued expenses and other current liabilities” in the consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively.

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

The effective tax rates for the three months ended June 30, 2011 and 2010 were 11.6% and 14.0%, respectively, and for the six months ended June 30, 2011 and 2010 were 21.7% and 27.7%, respectively. The effective income tax rate for the 2011 periods was favorably impacted primarily by a reduction in the reserve for the United Kingdom’s Office of Fair Trading (“OFT”) matter (see Note 8 – Commitments, Contingencies and Legal Proceedings), which is not taxable, partially offset by adjustments to deferred tax assets and related tax expense for previously issued and unexercised stock options that expired during the respective periods. Additionally, the rate was unfavorably impacted for the 2011 periods by provisions for state and foreign taxes and projected losses in foreign jurisdictions on which no tax benefit had been recognized or on which the tax benefit was recognized at tax rates lower than the US rate. The income tax rate for the 2010 periods was favorably impacted primarily by a reduction in the reserve for a previously disclosed legal settlement in June 2010, which was largely not taxable.

10.	Reporting Segments

The Company has four reporting segments: CDI Engineering Solutions (“ES”), CDI Information Technology Solutions (“ITS”), Management Recruiters International (“MRI”), and CDI AndersElite (“Anders”).

ES operates principally through the following four key verticals:

•

CDI-Process and Industrial (“P & I”) – P & I provides a full range of engineering, design, project management, professional staffing, managed staffing and outsourcing solutions to firms in oil, gas, refining, alternative energy, power generation and energy transmission, nuclear, chemicals and heavy manufacturing industries. In addition, P & I offers facility design, project management, engineering, professional staffing and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries.

•

CDI-Government Services (“Government Services”) – Government Services provides a full range of engineering, design and logistics services to the defense industry, particularly in marine design, systems development and military aviation support.

•

CDI-Aerospace (“Aerospace”) – Aerospace provides a full range of engineering, design, project management, systems development, professional staffing and outsourcing solutions to both the commercial and military aerospace markets.

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

Segment data is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
ES	$140,112	$110,197	$277,898	$219,901
ITS	90,747	76,747	180,171	141,069
MRI	17,400	15,108	33,099	29,470
Anders	14,480	16,930	28,207	38,482

	$262,739	$218,982	$519,375	$428,922

Operating profit (loss):
ES	$4,140	$3,094	$7,559	$4,564
ITS	3,521	2,866	6,981	4,662
MRI	2,240	1,755	3,801	3,186
Anders (1)	9,316	(879)	8,419	(1,334)
Corporate	(5,513)	(3,685)	(10,303)	(7,663)

	13,704	3,151	16,457	3,415
Less equity in losses from affiliated companies	—	417	—	768

Total operating profit	13,704	3,568	16,457	4,183
Other expense, net	(116)	(130)	(159)	(78)
Equity in losses from affiliated companies	—	(417)	—	(768)

Earnings before income taxes	$13,588	$3,021	$16,298	$3,337

(1)	Includes reduction of OFT fine by $9.7 million (£6.0 million) during the second quarter of 2011 (originally recorded in the third quarter of 2009). See Note 8 - Commitments, Contingencies and Legal Proceedings.

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially all from external customers.

Revenue from one customer, International Business Machine Corporation (IBM), accounted for 20% of total CDI consolidated revenue for the fiscal year ended December 31, 2010. The Company’s current contract with IBM has been extended from its original term expiring on July 1, 2011 to a new expiration date of October 1, 2011.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Segment asset data is presented in the table below:

	June 30,	December 31,
	2011	2010
Assets:
ES	$188,480	$177,009
ITS	95,977	98,364
MRI	26,819	26,698
Anders	25,456	24,581
Corporate	67,594	71,859

	$404,326	$398,511

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategies for growth and future financial results (such as revenue, operating profit, cash flow and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ capital projects or the inability of our customers to pay our fees; the termination of a major customer contract or project; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about some of these and other risks and uncertainties may be found in our filings with the SEC, particularly in the “Risk Factors” section in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context otherwise requires, all references herein to “CDI,” “the Registrant,” “the Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

Executive Overview

Demand for the Company’s contract staffing services, permanent placement services and project engineering services is largely dependent on overall economic conditions as measured by unemployment rates, GDP growth and capital spending plans by clients in the Company’s vertical industries. Results for the quarter ended June 30, 2011 were generally positively impacted by moderately improving economic conditions, but these drivers are still characterized by higher unemployment and slower GDP growth than in previous post-recessionary periods.

On a year-over-year basis, the Company’s second quarter revenue increased 20.0%, including revenue of $13.4 million from the L.R. Kimball business acquired in June 2010. Excluding the L.R. Kimball business, overall CDI revenue in the second quarter increased 14.2% versus the prior-year quarter.

This increased revenue primarily reflects increases in demand for skilled contract workers in the Company’s Engineering Solutions (ES) verticals, larger accounts in the Company’s IT Solutions (ITS) segment and in the Company’s Management Recruiters International, Inc. (MRI) segment. Additionally, increases in engineering projects were driven by business from the recently acquired L.R. Kimball business and increased spending by customers in the Aerospace and Process and Industrial (P&I) verticals.

The Company’s ES segment’s second quarter revenue increased 27.1% versus the prior-year second quarter. Excluding revenue from the L.R. Kimball business (Infrastructure vertical), year-over-year revenue increased 15.7% due primarily to increased demand for skilled contract workers in the Process & Industrial (P&I) vertical as well as by increased project work in the Aerospace vertical and increases in permanent placement demand.

•

P&I revenue increased 20.6% versus the prior-year second quarter driven primarily by staffing services increases in the power, energy and transportation sectors as well as by increases in project engineering services in the specialty chemical sector.

•

Aerospace revenue increased 22.3% versus the prior-year second quarter, driven primarily by revenue associated with the Company’s acquisition of DSPCon and by increases in turbine engine design projects.

•	Government Services revenue decreased 7.5% compared to the prior-year second quarter reflecting the lack of funding by the US Department of Defense for certain projects.

•

Infrastructure revenue increased 1.5% in the second quarter 2011 compared to the first quarter 2011 due to normal increase in seasonality patterns, offset by decreases in state and local government spending for road, school and other civil infrastructure projects.

The Company’s ITS segment revenue increased 18.2% in the second quarter compared to the prior year second quarter primarily due to increased staffing demand in larger accounts, somewhat offset by decreases in IT project revenue.

Revenue in the Company’s MRI segment increased 15.2% in the second quarter when compared to the prior year second quarter driven primarily by increases in contract staffing revenues and also by increases in royalties.

Revenue in the Company’s AndersElite (Anders) segment decreased 14.5% in the second quarter versus the prior year second quarter reflecting the continued impact of a weak UK construction market and contraction in Anders’ transportation sector. Revenue has been affected by weak economic recovery in the UK and significant cuts in government spending.

The Company’s total consolidated gross profit for the second quarter increased by $12.3 million or 27.4% versus the prior year second quarter primarily due to higher revenue. Gross profit margins increased to 21.7% of revenue for the second quarter of 2011 versus 20.4% of revenue in the prior year second quarter, due to a change in services mix with higher margin projects becoming a larger portion of total revenue.

For the quarter ended June 30, 2011, the Company reported net income of $12.0 million or $0.62 per diluted share versus net income of $2.6 million, or $0.13 per diluted share in the prior year second quarter. Second quarter 2011 earnings include a non-taxable benefit of $9.7 million related to a previously disclosed successful appeal of the level of fine imposed by the United Kingdom’s Office of Fair Trading (OFT) in September 2009. The Company had previously recorded a charge to earnings in the full amount of the fine. This successful appeal had a positive impact of $0.50 per diluted share in the second quarter 2011. Second quarter 2011 pre-tax earnings also includes expenses of $0.7 million associated with severance payments for senior-level executives. These expenses had a negative impact of $0.02 per diluted share in the second quarter 2011. Second quarter 2010 pre-tax earnings included a benefit of $1.8 million, or $0.09 per diluted share, associated with a previously-disclosed legal settlement.

Revenue from one customer, International Business Machine Corporation (IBM), accounted for 20% of total CDI consolidated revenue for the fiscal year ended December 31, 2010. The Company’s current contract with IBM has been extended from its original term expiring on July 1, 2011 to a new expiration date of October 1, 2011.

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

Key Performance Indicators

The Company assesses its performance by monitoring a number of key performance indicators, which include revenue, gross profit dollars, gross profit margin, operating profit, operating profit margin, pre-tax profit, return on net assets and earnings per share.

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

Pre-tax profit is operating profit less other income/expenses, net of adjustments for equity in income/losses from affiliated companies.

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

Consolidated Results of Operations for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010

The table that follows presents changes in revenue by service type along with selected financial information and some key metrics for the three months ended June 30, 2011 and 2010:

	57.50	57.50	57.50	57.50	57.50	57.50
	Three months ended
	June 30,				Increase (Decrease)
(in thousands)	2011	% of Total Revenue	2010	% of Total Revenue	$	%
Revenue
Staffing services	$185,324	70.5%	$159,334	72.8%	$25,990	16.3%
Project outsourcing services	70,986	27.0	54,346	24.8	16,640	30.6
Professional services	6,429	2.5	5,302	2.4	1,127	21.3

	$262,739	100.0%	$218,982	100.0%	$43,757	20.0%

Gross profit	$56,960	21.7%	$44,703	20.4%	$12,257	27.4%
Operating and administrative expenses	43,256	16.5	41,135	18.8	2,121	5.2
Operating profit	13,704	5.2	3,568	1.6	10,136	284.1
Net income attributable to CDI	$11,982	4.6%	$2,590	1.2%	$9,392	362.6%
Cash flow (used in) provided by operations	$(2,246)		$(10,981)		$8,735	79.5%
Effective income tax rate	11.6%		14.0%
After-tax return on shareholders’ equity(1)	(0.2)%		(5.9)%
Pre-tax return on net assets(2)	4.0%		(7.1)%

(1)	Net income (loss) attributable to CDI for the current quarter combined with the income (loss) attributable to CDI from the three preceding quarters, divided by the average CDI shareholders’ equity at the beginning and end of that four quarter period.

(2)	Earnings (loss) before income taxes for the current quarter combined with the earnings (loss) before income taxes from the three preceding quarters, divided by the average net assets at the beginning and end of that four quarter period. Net assets include total assets minus total liabilities excluding cash and cash equivalents and income tax accounts.

Revenue increased 20.0% for the second quarter of 2011 as compared to the second quarter of 2010. ES experienced increases in staffing services in the energy sector, oil and gas and transportation industries. ES outsourcing revenue increased primarily as a result of the L.R. Kimball and DSPCon acquisitions. ITS experienced increased staffing services revenue, primarily due to larger accounts. MRI experienced growth in staffing revenue and increases in royalties. These increases in revenue were partially offset by decreases in Anders’ staffing services revenue primarily due to continued weak demand in the UK construction industry and deterioration in Anders’ transportation business.

During the second quarter of 2011 all four segments increased their professional services revenue compared to the second quarter of 2010 due to a moderate increase in permanent placement opportunities in sectors that the Company focuses on.

Gross profit increased by 27.4% for the second quarter of 2011 when compared to the second quarter of 2010 primarily due to the increase in revenue. Gross profit margin increased from 20.4% to 21.7% in the second quarter of 2011 when compared to the second quarter of 2010 primarily due to change in the mix of business with higher-margin projects in the Infrastructure (L.R. Kimball business), Aerospace and P&I verticals increasing as a percentage of total revenue.

Operating and administrative expenses were $43.3 million compared to $41.1 million in the prior year second quarter. Second quarter 2011 operating and administrative expenses include the OFT fine reduction of $9.7 million. Additionally second quarter 2010 operating and administrative costs include a previously disclosed $1.8 million credit related to a favorable legal settlement. Excluding those items, operating and administrative expenses are up $10 million or 23.3%, more than half of which is from the inclusion of Kimball’s results this quarter. Excluding operating and administrative expenses associated with the Kimball business, operating and administrative expenses as a percentage of revenue decreased to 18.7% from 19.6% in the prior-year, representing operating efficiencies at the higher level revenue run rates.

Operating profit increased by $10.1 million for the second quarter of 2011 when compared to the second quarter of 2010. Excluding the effect of the legal settlements in 2011 and 2010, operating profit increased by $2.2 million during the second quarter of 2011 as compared to the second quarter of 2010 due primarily to increases in revenues, partially offset by increases in personnel related costs required to support the higher volume of revenue, and severance payments to senior level executives totaling $0.7 million.

The Company’s effective income tax rate was 11.6% for the second quarter of 2011 as compared to 14.0% for the second quarter of 2010. The effective income tax rate for 2011 was favorably impacted primarily by the reduction in the reserve for the OFT matter, which is not taxable, partially offset by adjustments to deferred tax assets and related tax expense for previously issued and unexercised stock options that expired during the period. The income tax rate in 2010 was favorably impacted by the effect of the reduction in the reserve for the previously disclosed legal settlement in June 2010, which was largely non-taxable, partially offset by adjustments to deferred tax assets and related tax expense for previously issued and unexercised stock options that expired during the period, as well as other valuation differences for stock awards.

Consolidated Results of Operations for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010

The table that follows presents changes in revenue by service type along with selected financial information and some key metrics for the six months ended June 30, 2011 and 2010:

	57.50	57.50	57.50	57.50	57.50	57.50
	Six months ended June 30,				Increase (Decrease)
(in thousands)	2011	% of Total Revenue	2010	% of Total Revenue	$	%
Revenue
Staffing services	$366,722	70.6%	$310,154	72.3%	$56,568	18.2%
Project outsourcing services	140,431	27.0	108,240	25.2	32,191	29.7
Professional services	12,222	2.4	10,528	2.5	1,694	16.1

	$519,375	100.0%	$428,922	100.0%	$90,453	21.1%

Gross profit	$111,290	21.4%	$86,210	20.1%	$25,080	29.1%
Operating and administrative expenses	94,833	18.3	82,027	19.1	12,806	15.6
Operating profit	16,457	3.2	4,183	1.0	12,274	293.4
Net income attributable to CDI	$12,676	2.4%	$2,399	0.6%	$10,277	428.4%
Cash flow (used in) provided by operations	$(702)		$(2,357)		$1,655	70.2%
Effective income tax rate	21.7%		27.7%

Revenue increased 21.1% for the first six months of 2011 as compared to the first six months of 2010. ES experienced increases in staffing services in the energy sector, Canadian oil and gas and industrial accounts. ES project engineering revenue increased primarily as a result of the acquired L.R. Kimball and DSPCon businesses. ITS experienced increased staffing services revenue, primarily due to account expansions with larger accounts. MRI also experienced growth in staffing revenue, due to franchisees continuing to grow their staffing services. These increases in revenue were partially offset by decreases in Anders’ staffing services revenue primarily due to continued weak demand in the UK construction industry and deterioration in Anders’ transportation business.

During the first six months of 2011 all four segments increased their professional services revenue compared to the first six months of 2010 due to a moderate increase in permanent placement opportunities in sectors focused on by the Company.

Gross profit increased by 29.1% for the first six months of 2011 when compared to the first six months of 2010 primarily due to the increase in revenue. Gross profit margin increased from 20.1% to 21.4% in the first six months of 2011 when compared to the first six months of 2010 primarily due to change in the mix of business with higher-margin projects in the Infrastructure, Aerospace and P&I verticals of ES increasing as a percentage of total revenue.

Operating and administrative expenses for the first six months of 2011 were $94.8 million compared to $82.0 million in the first six months of 2010. Operating and administrative expenses include the OFT fine reduction of $9.7 million for the first six months of 2011. Additionally the first six months of 2010 operating and administrative costs include a previously disclosed $1.8 million credit related to a favorable legal settlement. Excluding those items, operating and administrative expenses are up $20.7 million or 24.7%, more than one-third of which is from the inclusion of Kimball’s results for the six months of 2011. Excluding operating and administrative expenses associated with the Kimball business, operating and administrative expenses, as a percentage of revenue decreased to 18.5% for the first six months of 2011 from 19.5% in the prior-year period, representing operating efficiencies at the higher level revenue run rates.

Operating profit increased by $12.3 million for the first six months of 2011 when compared to the first six months of 2010. Excluding the effect of the legal settlements in 2011 and 2010, operating profit increased by $4.4 million during the first six months of 2011 as compared to the first six months of 2010 due primarily to increases in revenues, partially offset by increases in personnel related costs required to support the higher volume of revenue, and severance payments to senior level executives totaling $0.7 million.

The Company’s effective income tax rate was 21.7% for the first six months of 2011 as compared to 27.7% for the first six months of 2010. The effective income tax rate for 2011 was favorably impacted primarily by the reduction in the reserve for the OFT matter, which is not taxable, partially offset by adjustments to deferred tax assets and related tax expense for previously issued and unexercised stock options that expired during the period. The income tax rate in 2010 was favorably impacted by the effect of the reduction in the recorded reserve for the previously disclosed legal settlement in June 2010, which was non-taxable, partially offset by adjustments to deferred tax assets and related tax expense for previously issued and unexercised stock options that expired during the period, as well as other valuation differences for stock awards.

Segment Discussion

ES

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ES for the three months ended June 30, 2011 and 2010:

	52.50	52.50	52.50	52.50	52.50	52.50
	Three months ended June 30,
	2011		2010		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$75,960	54.2%	$63,398	57.6%	$12,562	19.8%
Project outsourcing services	63,475	45.3	46,542	42.2	16,933	36.4
Professional services	677	0.5	257	0.2	420	163.4

	140,112	100.0	110,197	100.0	29,915	27.1
Cost of services	109,391	78.1	89,822	81.5	19,569	21.8

Gross profit	30,721	21.9	20,375	18.5	10,346	50.8
Operating and administrative expenses	26,581	19.0	17,281	15.7	9,300	53.8

Operating profit	$4,140	2.9%	$3,094	2.8%	$1,046	33.8%

ES’s revenue increased during the second quarter of 2011 as compared to the second quarter of 2010 primarily due to:

•	Increases in revenue related to the acquisitions in the Infrastructure and Aerospace verticals and project engineering increases in our U.S. Gulf Coast operations in the chemical industry, and

•	Increases in staffing services in the energy sector, Canadian oil and gas and industrial accounts.

ES’s gross profit dollars increased for the second quarter of 2011 as compared to the second quarter of 2010 primarily due to the increase in revenue. Gross profit margin increased primarily due to change in the mix of business with higher-margin projects in the Infrastructure, Aerospace and P&I verticals increasing as a percentage of total revenue.

ES’s operating and administrative expenses increased by $9.3 million for the second quarter of 2011 as compared to the second quarter of 2010 primarily due to operating expenses associated with L.R. Kimball and DSPCon. Additionally, the operating and administrative expenses for the second quarter of 2010 also reflect the pre-tax gain of $1.8 million associated with a reduction in the reserve recorded for the previously disclosed legal settlement in June 2010. Excluding the effect of this gain, operating and administrative expenses increased by $7.5 million for the second quarter of 2011 as compared to the second quarter of 2010 primarily due to expenses associated with L.R. Kimball and DSPCon, and increases in variable personnel costs required to support the increased business volume.

ES’s operating profit increased by $1.0 million for the second quarter of 2011 as compared to the second quarter of 2010. Excluding the effect of the gain described above, operating profit increased by $2.8 million primarily due to the increase in revenue and increase in higher-margin project work in the Infrastructure (L.R. Kimball), Aerospace and P&I verticals.

The following table presents changes in revenue for each of ES’s verticals for the three months ended June 30, 2011 and 2010:

	57.50	57.50	57.50	57.50	57.50	57.50
	Three months ended June 30,
	2011		2010		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
CDI-P & I	$93,407	66.6%	$77,476	70.3%	$15,931	20.6%
CDI-Government Services	18,308	13.1	19,801	18.0	(1,493)	(7.5)
CDI-Aerospace	14,954	10.7	12,227	11.1	2,727	22.3
CDI-Infrastructure	13,443	9.6	693	0.6	12,750	NM

	$140,112	100.0%	$110,197	100.0%	$29,915	27.2%

NM – not meaningful.

Revenue in the P & I vertical increased in the second quarter of 2011 as compared to the second quarter of 2010 due primarily to increases in staffing services in the energy sector, Canadian oil and gas and industrial accounts and project engineering increases in our U.S. Gulf Coast operations in the chemical industry.

Revenue in the Government Services vertical decreased in the second quarter of 2011 as compared to the second quarter of 2010 primarily due to the lack of funding by the U.S. Department of Defense for certain projects.

Revenue in the Aerospace vertical increased in the second quarter of 2011 as compared to the second quarter of 2010 primarily due to the addition of the DSPCon business in December of 2010.

The Infrastructure vertical was added to the ES business segment in the second quarter of 2010 with the June 28, 2010 purchase of substantially all of the assets and certain liabilities of L.R. Kimball. The revenues for the second quarter of 2011 reflect the revenues of L.R. Kimball for the full quarter while the revenues for the second quarter of 2010 only include revenues from June 28, 2010 to June 30, 2010.

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ES for the six months ended June 30, 2011 and 2010:

	57.50	57.50	57.50	57.50	57.50	57.50
	Six months ended June 30,
	2011		2010		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$151,273	54.4%	$126,228	57.4%	$25,045	19.8%
Project outsourcing services	125,352	45.1	93,127	42.4	32,225	34.6
Professional services	1,273	0.5	546	0.2	727	133.2

	277,898	100.0	219,901	100.0	57,997	26.4
Cost of services	217,518	78.3	180,099	81.9	37,419	20.8

Gross profit	60,380	21.7	39,802	18.1	20,578	51.7
Operating and administrative expenses	52,821	19.0	35,238	16.0	17,583	49.9

Operating profit	$7,559	2.7%	$4,564	2.1%	$2,995	65.6%

ES’s revenue increased for the first six months of 2011 as compared to the first six months of 2010 primarily due to:

•	Increases in revenue related to the acquisitions in the Infrastructure and Aerospace verticals and project engineering increases in our U.S. Gulf Coast operations in the chemical industry, and

•	Increases in staffing services in the energy sector, Canadian oil and gas and industrial accounts.

ES’s gross profit dollars increased during the first six months of 2011 as compared to the first six months of 2010 primarily due to the increase in revenue. Gross profit margin increased primarily due to change in the mix of business with higher-margin projects in the Infrastructure, Aerospace and P&I verticals increasing as a percentage of total revenue.

ES’s operating and administrative expenses increased by $17.6 million for the first six months of 2011 as compared to the first six months of 2010. Additionally, the operating and administrative expenses for the first six months of 2010 also reflect the pre-tax gain of $1.8 million associated with a reduction in the reserve recorded for the previously disclosed legal settlement in June 2010. Excluding the effect of this gain, operating and administrative expenses increased by $15.8 million for the first six months of 2011 as compared to the first six month of 2010 primarily due to expenses associated with L.R. Kimball and DSPCon, and increases in variable personnel costs related to the increased business volume.

ES’s operating profit increased by $3.0 million for the first six months of 2011 as compared to the first six months of 2010. Excluding the effect of the gain described above operating profit increased by $4.8 million primarily due to the increase in revenue and increase in higher-margin project business in the P&I, Infrastructure (L.R. Kimball) and Aerospace verticals.

The following table presents changes in revenue for each of ES’s verticals for the six months ended June 30, 2011 and 2010:

	57.50	57.50	57.50	57.50	57.50	57.50
	Six months ended June 30,
	2011		2010		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
CDI-P & I	$184,754	66.5%	$155,098	70.6%	$29,656	19.1%
CDI-Government Services	37,375	13.4	39,859	18.1	(2,484)	(6.2)
CDI-Aerospace	29,079	10.5	24,251	11.0	4,828	19.9
CDI-Infrastructure	26,690	9.6	693	0.3	25,997	NM

	$277,898	100.0%	$219,901	100.0%	$57,997	26.4%

NM – not meaningful.

Revenue in the P & I vertical increased during the first six months of 2011 as compared to the first six months of 2010 due to increases in staffing services in the energy sector, Canadian oil and gas and industrial accounts and project engineering increases in our U.S. Gulf Coast operations in the chemical industry.

Revenue in the Government Services vertical decreased during the first six months of 2011 as compared to the first six months of 2010 primarily due to the lack of funding by the U.S. Department of Defense for certain projects.

Revenue in the Aerospace vertical increased during the first six months of 2011 as compared to the first six months of 2010 primarily due to the DSPCon business.

The Infrastructure vertical was added to the ES business segment in the second quarter of 2010 with the June 28, 2010 purchase of substantially all of the assets and certain liabilities of L.R. Kimball. The revenues for the first six months of 2011 reflect the revenues of L.R. Kimball for the full six months of 2011, while the revenues for the first six months of 2010 only include revenues from June 28, 2010 to June 30, 2010 of $0.7 million.

ITS

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ITS for the three months ended June 30, 2011 and 2010:

	52.50	52.50	52.50	52.50	52.50	52.50
	Three months ended June 30,
	2011		2010		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$82,956	91.4%	$68,823	89.6%	$14,133	20.5%
Project outsourcing services	7,511	8.3	7,804	10.2	(293)	(3.8)
Professional services	280	0.3	120	0.2	160	133.3

	90,747	100.0	76,747	100.0	14,000	18.2
Cost of services	76,199	84.0	63,578	82.8	12,621	19.9

Gross profit	14,548	16.0	13,169	17.2	1,379	10.5
Operating and administrative expenses	11,027	12.2	10,303	13.5	724	7.0

Operating profit	$3,521	3.8%	$2,866	3.8%	$655	22.9%

ITS’s revenue increased for the second quarter of 2011 as compared to the second quarter of 2010 due to increases in staffing services, primarily due to account expansions with larger accounts. ITS revenue decreased slightly for the second quarter of 2011 in project work as compared to the second quarter of 2010 due to the completion of a project with one customer, and the cancellation of a project commenced last year by another customer. Revenues from professional services more than doubled for the second quarter of 2011 as compared to the second quarter of 2010 reflecting higher permanent placement opportunities and ITS’s investment in sales and recruiting resources.

ITS’s gross profit dollars increased for the second quarter of 2011 as compared to the second quarter of 2010, primarily due to increases in revenue. ITS’s gross profit margin was lower due to change in the mix of business, with lower-margin staffing increasing as a percentage of total revenue.

ITS’s operating and administrative expenses increased slightly for the second quarter of 2011 as compared to the second quarter of 2010 primarily due to increased personnel and recruiting costs related to expansions in business volumes.

ITS’s operating profit increased for the second quarter of 2011 as compared to the second quarter of 2010 primarily due to increased business volumes, partially offset by increase in operating and administrative expenses.

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ITS for the six months ended June 30, 2011 and 2010:

	57.50	57.50	57.50	57.50	57.50	57.50
	Six months ended June 30,
	2011		2010		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$164,601	91.4%	$125,645	89.1%	$38,956	31.0%
Project outsourcing services	15,079	8.4	15,113	10.7	(34)	(0.2)
Professional services	491	0.2	311	0.2	180	57.9

	180,171	100.0	141,069	100.0	39,102	27.7
Cost of services	151,679	84.2	116,791	82.8	34,888	29.9

Gross profit	28,492	15.8	24,278	17.2	4,214	17.4
Operating and administrative expenses	21,511	11.9	19,616	13.9	1,895	9.7

Operating profit	$6,981	3.9%	$4,662	3.3%	$2,319	49.7%

ITS’s revenue increased for the first six months of 2011 as compared to the first six months of 2010 primarily due to increases in staffing services, primarily due to account expansions with larger accounts. ITS revenue decreased slightly for the first six months of 2011 in project work compared to the first six months of 2010. Revenues from professional services increased for the first six months of 2011 as compared with the first six months of 2010, reflecting higher permanent placement opportunities and the ITS’s investment in sales and recruiting resources.

ITS’s gross profit dollars increased for the first six months of 2011 as compared to the first six months of 2010, primarily due to increases in revenue. ITS’s gross profit margin was lower due to change in the mix of business, with lower-margin staffing increasing as a percentage of total revenue.

ITS’s operating and administrative expenses increased for the first six months of 2011 as compared to the first six months of 2010 primarily due to increased personnel and recruiting costs related to expansions in business volumes.

ITS’s operating profit increased for the first six months of 2011 as compared to the first six months of 2010 primarily due to increased business volumes, partially offset by increase in operating and administrative expenses.

MRI

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended June 30, 2011 and 2010:

	52.50	52.50	52.50	52.50	52.50	52.50
	Three months ended June 30,
	2011		2010		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$13,127	75.4%	$11,087	73.4%	$2,040	18.4%
Professional services	4,273	24.6	4,021	26.6	252	6.3

	17,400	100.0	15,108	100.0	2,292	15.2
Cost of services	9,015	51.8	7,091	46.9	1,924	27.1

Gross profit	8,385	48.2	8,017	53.1	368	4.6
Operating and administrative expenses	6,145	35.3	6,262	41.5	(117)	(1.9)

Operating profit	$2,240	12.9%	$1,755	11.6%	$485	27.6%

MRI’s staffing revenue increased for the second quarter of 2011 as compared to the second quarter of 2010 due to franchisees continuing to grow their staffing services, reflecting ongoing demand for skilled contingent professionals. Professional services revenue increased due to increases in royalties in the US.

MRI’s gross profit dollars increased for the second quarter of 2011 as compared to the second quarter of 2010 primarily due to increases in revenue. Gross profit margin decreased primarily due to change in the mix of business with lower margin contract staffing business growing at a faster rate than higher-margin professional services revenue and royalty accounts.

MRI’s operating and administrative expenses decreased for the second quarter of 2011 as compared to the second quarter of 2010 primarily due to cost containment measures taken early in 2011.

MRI’s operating profit increased 27.6% to $2.2 million for the second quarter of 2011 as compared to the second quarter of 2010 driven primarily by the growth in royalty revenues.

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the six months ended June 30, 2011 and 2010:

	52.50	52.50	52.50	52.50	52.50	52.50
	Six months ended
	June 30,
	2011		2010		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Staffing services	$24,949	75.4%	$21,598	73.3%	$3,351	15.5%
Professional services	8,150	24.6	7,872	26.7	278	3.5

	33,099	100.0	29,470	100.0	3,629	12.3
Cost of services	17,064	51.6	14,203	48.2	2,861	20.1

Gross profit	16,035	48.4	15,267	51.8	768	5.0
Operating and administrative expenses	12,234	37.0	12,081	41.0	153	1.3

Operating profit	$3,801	11.5%	$3,186	10.8%	$615	19.3%

MRI’s staffing revenue increased for the first six months of 2011 as compared to the first six months of 2010 due to franchisees continuing to grow their staffing services, reflecting ongoing demand for skilled contingent professionals. Professional services revenue increased slightly due to increases in royalties offset by decreases in franchise sales.

MRI’s gross profit dollars increased for the first six months of 2011 as compared to the first six months of 2010 primarily due to increases in revenue. Gross profit margin decreased primarily due to change in the mix of business with lower margin contract staffing business growing at a faster rate than higher-margin professional services revenue and royalty accounts.

MRI’s operating and administrative expenses decreased for the first six months of 2011 as compared to the first six months of 2010 primarily due to cost containment measures taken early in 2011.

MRI’s operating profit increased 19.3% to $3.8 million for the first six months of 2011 as compared to the first six months of 2010 driven primarily by increases in revenues and growth in royalty revenues.

Anders

UK Office of Fair Trading Decision

On April 1, 2011 the Company received a favorable ruling from the Competition Appeal Tribunal (“CAT”) on the Company’s appeal of the previously disclosed imposed fine by the United Kingdom’s Office of Fair Trading (“OFT”), reducing the fine from $12.3 million (£7.6 million) to $2.5 million (£1.5 million). On May 24, 2011, the OFT indicated that it would not appeal the CAT’s ruling. As a result, the Company reduced the reserve by $9.7 million during the second quarter of 2011 and this reduction was reflected in “Operating and administrative expenses” in the consolidated statements of operations for the three and six months ended June 30, 2011. The Company paid the fine (including accumulated interest) of $2.5 million (£1.6 million) on July 7, 2011. The reserve of $2.5 million (£1.5 million) and $12.3 million (£7.6 million) was included in “Other accrued expenses and other current liabilities” in the consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively.

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating loss for Anders for the three months ended June 30, 2011 and 2010 in US dollars:

	52.50	52.50	52.50	52.50	52.50	52.50
	Three months ended June 30,
	2011		2010		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$13,281	91.7%	$16,026	94.7%	$(2,745)	(17.1)%
Professional services	1,199	8.3	904	5.3	295	32.6

	14,480	100.0	16,930	100.0	(2,450)	(14.5)
Cost of services	11,174	77.2	13,788	81.4	(2,614)	(19.0)

Gross profit	3,306	22.8	3,142	18.6	164	5.2
Operating and administrative expenses(1)	(6,010)	(41.5)	4,021	23.8	(10,031)	(249.5)

Operating profit (loss)	$9,316	64.3%	$(879)	(5.2)%	$10,195	NM

(1)	Includes reduction of OFT fine by $9.7 million (£6.0 million) during the second quarter of 2011 (originally recorded in the third quarter of 2009). See Note 8 - Commitments, Contingencies and Legal Proceedings in Notes to Consolidated Financial Statements.

NM – Not meaningful.

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating loss for Anders for the six months ended June 30, 2011 and 2010 in US dollars:

	55.	55.	55.	55.	55.	55.
	Six months ended June 30,
	2011		2010		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$25,899	91.8%	$36,683	95.3%	$(10,784)	(29.4)%
Professional services	2,308	8.2	1,799	4.7	509	28.3

	28,207	100.0	38,482	100.0	(10,275)	(26.7)
Cost of services	21,824	77.4	31,619	82.2	(9,795)	(31.0)

Gross profit	6,383	22.6	6,863	17.8	(480)	(7.0)
Operating and administrative expenses(1)	(2,036)	(7.2)	8,197	21.3	(10,233)	(124.8)

Operating profit (loss)	$8,419	29.8%	$(1,334)	(3.5)%	$9,753	NM

(1)	Includes reduction of OFT fine by $9.7 million (£6.0 million) during the second quarter of 2011 (originally recorded in the third quarter of 2009). See Note 8 - Commitments, Contingencies and Legal Proceedings in Notes to Consolidated Financial Statements.

NM – Not meaningful.

The following table presents Anders’ results on a local currency basis (i.e. British pounds) for the three months ended June 30, 2011 and 2010:

	52.50	52.50	52.50	52.50	52.50	52.50
	Three months ended June 30,
	2011		2010		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£8,179	91.7%	£10,729	94.7%	£(2,550)	(23.8)%
Professional services	739	8.3	606	5.3	133	22.0

	8,918	100.0	11,335	100.0	(2,417)	(21.3)
Cost of services	6,882	77.2	9,231	81.4	(2,349)	(25.5)

Gross profit	2,036	22.8	2,104	18.6	(68)	(3.2)
Operating and administrative expenses(1)	(3,913)	(43.9)	2,688	23.8	(6,601)	(245.6)

Operating profit (loss)	£5,949	66.7%	£(584)	(5.2)%	£6,533	NM

(1)	Includes reduction of OFT fine by £6.0 million during the second quarter of 2011 (originally recorded in the third quarter of 2009). See Note 8 - Commitments, Contingencies and Legal Proceedings in Notes to Consolidated Financial Statements.

NM – Not meaningful.

Anders’ staffing services revenue decreased for the second quarter of 2011 as compared to the second quarter of 2010 primarily due to continued weak demand in the UK construction industry and deterioration in Anders’ transportation business. The increase in professional services revenue was primarily due to growth in permanent placement services in Australia.

Anders’ gross profit pounds decreased slightly for the second quarter of 2011 as compared to the second quarter of 2010 primarily due to the decline in revenue. Gross profit margin increased for the second quarter of 2011 as compared to the second quarter of 2010 primarily due to a change in mix as higher-margin professional services revenue was a larger portion of total revenue than in the prior year.

Anders’ decrease in operating and administrative expenses by £6.6 million for the second quarter of 2011 as compared to the second quarter of 2010 was primarily due to the reduction of £6.0 million ($9.7 million) of the reserve resulting from a previously announced successful appeal (in April 2011 ) of the level of fine imposed by the OFT. (See Note 8 – Commitments, Contingencies and Legal Proceedings in Notes to Consolidated Financial Statements). The Company had previously recorded a reserve for the fine of £7.6 million ($12.3 million) in the third quarter of 2009. Excluding the effect of the reduction of the OFT fine, operating and administrative expenses decreased by £0.6 million for the second quarter of 2011 as compared to the second quarter of 2010 primarily due to a favorable legal settlement of £0.2 million ($0.3 million) in the 2011 period.

Anders’ results reflect an operating profit of £5.9 million for the second quarter of 2011 as compared to an operating loss of £0.6 million for the second quarter of 2010 primarily due to the reduction of the reserve for the OFT fine described above. Excluding the effect of the reserve reduction, Anders’ operating loss decreased by £0.5 million for the second quarter of 2011 when compared to the second quarter of 2010 primarily due to a favorable legal settlement of 0.2 million ($0.3 million), and cost reduction measures in the 2011 period.

The following table presents Anders’ results on a local currency basis (i.e. British pounds) for the six months ended June 30, 2011 and 2010:

	52.50	52.50	52.50	52.50	52.50	52.50
	Six months ended June 30,
	2011		2010		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£16,052	91.8%	£23,951	95.3%	£(7,899)	(33.0)%
Professional services	1,432	8.2	1,179	4.7	253	21.5

	17,484	100.0	25,130	100.0	(7,646)	(30.4)
Cost of services	13,527	77.4	20,643	82.2	(7,116)	(34.5)

Gross profit	3,957	22.6	4,487	17.8	(530)	(11.8)
Operating and administrative expenses(1)	(1,429)	(8.2)	5,356	21.3	(6,785)	(126.7)

Operating profit (loss)	£5,386	30.8%	£(869)	(3.5)%	£6,255	NM

(1)	Includes reduction of OFT fine by £6.0 million during the second quarter of 2011 (originally recorded in the third quarter of 2009). See Note 8 - Commitments, Contingencies and Legal Proceedings in Notes to Consolidated Financial Statements.

NM – Not meaningful.

Anders’ staffing services revenue decreased for the first six months of 2011 as compared to the first six months of 2010 primarily due to continued weak demand in the UK construction industry and deterioration in Anders’ transportation business. The increase in professional services revenue was primarily due to growth in permanent placement services in the UK, and a small increase in permanent placement services in Australia.

Anders’ gross profit pounds decreased for the first six months of 2011 as compared to the first six months of 2010 primarily due to the decline in revenue. Gross profit margin increased for the first six months of 2011 as compared to the first six months of 2010 primarily due to a change in mix as higher-margin professional services revenue was a larger portion of total revenue than in the prior year.

Anders’ decrease in operating and administrative expenses by £6.8 million for the first six months of 2011 as compared to the first six months of 2010 was primarily due to the reduction of £6.0 million ($9.7 million) of the reserve resulting from a previously announced successful appeal (in April 2011 ) of the level of fine imposed by the OFT. (See Note 8 – Commitments, Contingencies and Legal Proceedings in Notes to Consolidated Financial Statements). The Company had previously recorded a reserve for the fine of £7.6 million ($12.3 million) in the third quarter of 2009. Excluding the effect of the reduction of the OFT fine, operating and administrative expenses decreased by £0.8 million for the first six months of 2011 as compared to the first six months of 2010 primarily due to a favorable legal settlement of £0.2 million ($0.3 million) in the 2011 period.

Anders’ results reflect an operating profit for the first six months of 2011 as compared to a loss for the first six months of 2010 primarily due to the reduction of the reserve for the OFT fine described above. Excluding the effect of the reduction of the OFT fine,

Anders’ operating loss decreased by £0.3 million for the first six months of 2011 when compared to the first six months of 2010 primarily due to a favorable legal settlement of £0.2 million ($0.3 million) and cost reduction measures in the 2011 period.

Liquidity and Capital Resources

The following table summarizes the net cash provided by (used in) for the major captions from the Company’s consolidated statements of cash flows:

	64.	64.	64.
	Six months ended June 30,
	2011	2010	Change

Operating Activities	$ (702)	$ (2,357)	$ 1,655
Investing Activities	(3,717)	(37,100)	33,383
Financing Activities	(134)	(6,495)	6,361

Operating Activities

For the first six months of 2011, net cash used in operating activities was $0.7 million. Net cash used in operating activities during the first six months of 2011 was lower than the prior year by $1.7 million primarily due to lower working capital requirements. This was primarily caused by decreases in accounts receivable, partially offset by increases in accounts payable, accrued expenses and other current liabilities for the first six months of 2011 compared to the first six months of 2010.

Investing Activities

Net cash used in investing activities of $3.7 million decreased by $33.4 million during the first six months of 2011, as compared to the same period in 2010 primarily due to cash used for the Kimball acquisition in June of 2010. During the first six months of 2011, the Company used $3.5 million for capital expenditures, as compared to $2.9 million for the same period in 2010. During 2011, the Company’s capital expenditures consisted primarily of computer hardware and software.

Financing Activities

Net cash used in financing activities was $0.1 million during the first six months of 2011 compared to $6.5 million during the first six months of 2010. The decrease was primarily due to $5.3 million drawn from the short term debt facility during the first six months of 2011 compared to no short term debt borrowing during the first six months of 2010. In addition, cash from overdraft accounts decreased to $0.5 million for the first six months of 2011 compared with $1.6 million during the first six months of 2010. The Company paid shareholders dividends totaling $5.0 million during the first six months 2011 and 2010, respectively. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements. The Company did not repurchase any shares of its common stock under the repurchase program in 2011 or 2010.

The Company’s Credit Agreement with JP Morgan Chase Bank, N.A. provides for a $35.0 million revolving line of credit facility. This is a short-term facility, the term of which ends on October 28, 2011. Borrowings under this line of credit may be used by the Company for general business purposes or for the letters of credit. As of June 30, 2011, $19.2 million of short-term borrowing and $4.2 million of letters of credit were issued under the Credit Agreement. The Company is evaluating options to address the expiration of the Credit Facility on October 28, 2011, including refinancing with a new credit facility or other borrowings.

Summary

As of June 30, 2011, approximately 70% of the Company’s cash and cash equivalents are held by certain non-U.S. subsidiaries, principally a Canadian entity, as well as being denominated in foreign currencies, principally Canadian Dollars. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries, because it is management’s intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.

The Company’s business model is expected to generate positive cash flow over the business cycle. However, changes in level of business activity, and to a lesser extent, seasonality, do impact working capital needs and cash flow. In addition, the uncertain global economy could continue to cause delays in customer payments which could lead to a slower collections process, causing a temporary decline in operating cash flow. While there is no assurance, management believes that the Company’s current cash balances, funds generated from operations and unused borrowing capacity will be sufficient to support currently anticipated Company growth and ongoing capital needs.

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

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the US dollar value of reported earnings derived from these foreign operations, as well as the Company’s investment in the net assets related to these operations. The Company sometimes engages in hedging activities with respect to certain of its foreign operations. The Company did not enter into any foreign exchange contracts in the first six months of 2011. At June 30, 2011 there were no outstanding foreign exchange contracts or other hedging instruments.

The Company’s cash balances are primarily invested in money market investments at variable rates. Due to the Company’s cash balance, interest rate fluctuations will affect the Company’s return on its investments.

The Company’s short term borrowings are subject to interest at variable rates as specified in the Credit Agreement. Interest rate fluctuations will affect the Company’s interest expense on its borrowings.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UK Office of Fair Trading Decision

On September 30, 2009 the United Kingdom’s Office of Fair Trading (“OFT”) issued a decision in its investigation into alleged anti-competitive behavior by Anders during the time period of late 2004 to early 2006. In its decision, the OFT found that Anders violated the UK Competition Act of 1998 and imposed a fine of approximately $12.3 million (£7.6 million) for the violations, which was not tax deductible. The Company reserved the full amount of the fine in the third quarter of 2009. The Company appealed the OFT decision in 2010. On April 1, 2011 the Company received a favorable ruling from the Competition Appeal Tribunal (“CAT”) on the Company’s appeal of the imposed fine, reducing the fine to $2.5 million (£1.5 million). On May 24, 2011, the OFT indicated that it would not appeal the CAT’s ruling. As a result the Company reduced the reserve by $9.7 million during the second quarter of 2011 and this reduction was reflected in “Operating and administrative expenses” in the consolidated statements of operations for the three and six months ended June 30, 2011. The Company paid the fine (including accumulated interest) of $2.5 million (£1.6 million) on July 7, 2011. The reserve of $2.5 million (£1.5 million) and $12.3 million (£7.6 million) was included in “Other accrued expenses and other current liabilities” in the consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Part I, Item 1A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1*	Employment and Consulting Agreement dated as of February 15, 2009 between CDI Corporation and Robert J. Giorgio, and Amendment to Employment Agreement between CDI Corporation and Robert J. Giorgio effective as of December 16, 2010.

10.2*	Offer letter dated May 18, 2011 and Employment Agreement dated May 31, 2011 between CDI Corporation and Philip L. Clark.

10.3*	CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, as amended and restated effective May 17, 2011.

10.4*	2011 CEO Cash Bonus Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, Appendix A, filed on April 19, 2011 (SEC File No. 001-05519)).

10.5	Amendment to Technical Services Agreement Statement of Work dated June 3, 2011 between CDI Corporation and International Business Machines Corporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 20, 2011 (SEC File No. 001-05519)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes a management contract or compensatory plan or arrangement.

**	Pursuant to Regulation S-T, these interactive data files are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.

Date: August 5, 2011	By:	/s/ Mark A. Kerschner
Mark A. Kerschner
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

10.1*

Employment and Consulting Agreement dated as of February 15, 2009 between CDI Corporation and Robert J. Giorgio, and Amendment to Employment Agreement between CDI Corporation and Robert J. Giorgio effective as of December 16, 2010.

10.2*	Offer letter dated May 18, 2011 and Employment Agreement dated May 31, 2011 between CDI Corporation and Philip L. Clark.

10.3*	CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors, as amended and restated effective May 17, 2011.

10.4*	2011 CEO Cash Bonus Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement, Appendix A, filed on April 19, 2011 (SEC File No. 001-05519)).

10.5	Amendment to Technical Services Agreement Statement of Work dated June 3, 2011 between CDI Corporation and International Business Machines Corporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 20, 2011 (SEC File No. 001-05519)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes a management contract or compensatory plan or arrangement.

**	Pursuant to Regulation S-T, these interactive data files are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.