Form 10-Q
period 2011-09-30
CDI CORP
filed 2011-11-04
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 28, 2011 was as follows:

Common stock, $.10 par value per share	19,178,040 shares
Class B common stock, $.10 par value per share	None

CDI CORP.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$18,203	$28,746
Accounts receivable, less allowance for doubtful accounts of
$4,014 - September 30, 2011; $5,339 - December 31, 2010	243,667	222,999
Prepaid expenses and other current assets	11,013	8,773
Prepaid income taxes	2,533	2,407
Deferred income taxes	7,407	7,086

Total current assets	282,823	270,011
Property and equipment, net of depreciation of $75,534 - September 30, 2011; $74,423 - December 31, 2010	28,358	31,019
Deferred income taxes	5,329	8,531
Goodwill	61,413	61,054
Other intangible assets, net	18,110	19,020
Other non-current assets	7,653	8,876

Total assets	$403,686	$398,511

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft	$4,307	$2,970
Short-term debt	17,471	13,900
Accounts payable	29,722	32,910
Accrued compensation and related expenses	47,090	37,493
Other accrued expenses and other current liabilities	13,768	28,110
Accrued customer rebates	6,476	6,923
Income taxes payable	3,262	1,782

Total current liabilities	122,096	124,088
Deferred compensation	8,082	10,239
Other non-current liabilities	4,720	5,257

Total liabilities	134,898	139,584

Commitments and Contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $.10 par value - authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value - authorized 100,000,000 shares; issued 21,640,798 shares - September 30, 2011; 21,531,344 shares - December 31, 2010	2,164	2,153
Class B common stock, $.10 par value - authorized 3,174,891 shares; none issued	—	—
Additional paid-in-capital	63,217	60,338
Retained earnings	256,494	248,467
Accumulated other comprehensive income (loss)	(1,025)	111
Less common stock in treasury, at cost - 2,462,758 shares - September 30, 2011 and December 31, 2010	(52,487)	(52,487)

Total CDI shareholders’ equity	268,363	258,582
Noncontrolling interest	425	345

Total shareholders’ equity	268,788	258,927

Total liabilities and shareholders’ equity	$403,686	$398,511

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$272,474	$249,355	$791,849	$678,277
Cost of services	214,732	194,017	622,817	536,729

Gross profit	57,742	55,338	169,032	141,548
Operating and administrative expenses	53,321	50,400	148,154	132,427

Operating profit	4,421	4,938	20,878	9,121
Other expense, net	(63)	(442)	(222)	(520)
Equity in losses from affiliated companies	—	(312)	—	(1,080)

Earnings before income taxes	4,358	4,184	20,656	7,521
Income tax expense	1,496	2,473	5,038	3,396

Net income	2,862	1,711	15,618	4,125
Less: income attributable to the noncontrolling interest	48	32	128	47

Net income attributable to CDI	$2,814	$1,679	$15,490	$4,078

Basic net earnings attributable to CDI per share	$0.15	$0.09	$0.81	$0.21
Diluted net earnings attributable to CDI per share	$0.15	$0.09	$0.80	$0.21

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Common stock
Beginning of period	$2,163	$2,148	$2,153	$2,143
Stock purchase plan	1	—	5	3
Time-vested deferred stock, stock appreciation rights and restricted stock	—	1	6	3

End of period	$2,164	$2,149	$2,164	$2,149

Additional paid-in-capital
Beginning of period	$62,629	$58,837	$60,338	$57,577
Stock-based compensation	588	584	2,879	1,844

End of period	$63,217	$59,421	$63,217	$59,421

Retained earnings
Beginning of period	$256,172	$266,673	$248,467	$269,225
Net income attributable to CDI	2,814	1,679	15,490	4,078
Dividends paid to shareholders	(2,492)	(2,474)	(7,463)	(7,425)

End of period	$256,494	$265,878	$256,494	$265,878

Accumulated other comprehensive income (loss)
Beginning of period	$1,383	$(3,337)	$111	$(1,824)
Translation adjustments	(2,408)	1,904	(1,136)	391

End of period	$(1,025)	$(1,433)	$(1,025)	$(1,433)

Treasury stock
Beginning of period	$(52,487)	$(52,366)	$(52,487)	$(52,366)

End of period	$(52,487)	$(52,366)	$(52,487)	$(52,366)

Noncontrolling interest
Beginning of period	$440	$235	$345	$141
Contribution from the noncontrolling interest owners	—	68	—	140
Translation adjustments	(63)	7	(48)	14
Net income attributable to noncontrolling interest	48	32	128	47

Total	$425	$342	$425	$342

Comprehensive income
Net income attributable to CDI	$2,814	$1,679	$15,490	$4,078
Translation adjustments attributable to CDI	(2,345)	1,897	(1,088)	377

Comprehensive income attributable to CDI	469	3,576	14,402	4,455
Net income attributable to noncontrolling interest	48	32	128	47
Translation adjustments attributable to noncontrolling interest	(63)	7	(48)	14

Comprehensive income (loss) attributable to noncontrolling interest	(15)	39	80	61

Total	$454	$3,615	$14,482	$4,516

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended, September 30,
	2011	2010
Operating activities:
Net income	$15,618	$4,125
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	7,319	7,435
Amortization	1,024	527
Deferred income taxes	2,881	(139)
Equity in losses of affiliated companies	—	1,080
Stock-based compensation	2,291	2,208
Non-cash reduction of legal reserves	(9,698)	(1,820)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(21,558)	(29,124)
Prepaid expenses and other current assets	(2,280)	(657)
Accounts payable	(2,748)	4,758
Accrued expenses and other current liabilities	4,310	(40)
Income taxes prepaid/payable	1,354	2,598
Other non-current assets	1,223	(384)
Deferred compensation	(1,616)	(108)
Other non-current liabilities	(537)	(236)

Net cash used in operating activities	(2,417)	(9,777)

Investing activities:
Additions to property and equipment	(4,946)	(4,062)
Reacquired franchise rights	(114)	(336)
Acquisition	(290)	(34,010)
Other	153	293

Net cash used in investing activities	(5,197)	(38,115)

Financing activities:
Dividends paid to shareholders	(7,463)	(7,425)
Net proceeds from short-term debt	3,571	8,020
Cash overdraft	1,337	2,375
Contribution to joint venture by noncontrolling interest	—	140

Net cash (used in) provided by financing activities	(2,555)	3,110

Effect of exchange rate changes on cash and cash equivalents	(374)	394

Net decrease in cash and cash equivalents	(10,543)	(44,388)
Cash and cash equivalents at beginning of period	28,746	73,528

Cash and cash equivalents at end of period	$18,203	$29,140

Supplemental disclosure of cash flow information:
Cash paid for interest	$242	$2
Cash paid for income taxes, net	$1,018	$929

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of CDI Corp. (“CDI” or “the Company”) are unaudited. The balance sheet as of December 31, 2010 is from the audited balance sheet of the Company at that date. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2010, as included in the Company’s Form 10-K filed on March 10, 2011. The consolidated financial statements for the unaudited interim periods include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Certain prior period information has been reclassified to conform to the current period presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the related underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, legal contingencies and assumptions used in the calculations of income taxes. These estimates and assumptions are based on management’s judgment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. As future events and their effects cannot be determined with precision, actual results will differ, and could differ significantly, from these estimates. Results for the three and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the full year.

2.	Recent Accounting Pronouncements

Effective January 1, 2012, the Company is required to adopt the provisions of Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (Topic 350) (“ASU 2011-08”) which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The adoption of ASU 2011-08 will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, as the guidance does not change the impairment calculation.

Effective January 1, 2012, the Company is required to adopt the provisions of ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present total net income and its components followed consecutively by a second statement that would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, as the guidance only changes the presentation of financial information.

3.	Fair Value Disclosures

The Company maintains a nonqualified Deferred Compensation Plan for highly compensated employees. The assets of the plan are held in the name of CDI at a third-party financial institution. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in publicly traded mutual funds. The fair value of the plan assets is calculated using the market price of the mutual funds as of the end of the period.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 by level of the fair value hierarchy:

Fair Value Measurements At September 30, 2011
Description	Fair Value Measurements at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid expenses and other current assets
Mutual funds included in deferred compensation plan(1)	$ 1,825	$ 1,825	$ —	$ —
Other non-current assets
Mutual funds included in deferred compensation plan(2)	6,278	6,278	—	—

Total assets	$ 8,103	$ 8,103	$ —	$ —

(1)	Included in “Other accrued expenses and other current liabilities” in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

(2)	Included in “Deferred compensation” in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

Fair Value Measurements At December 31, 2010
Description	Fair Value Measurements at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid expenses and other current assets
Mutual funds included in deferred compensation plan(1)	$ 191	$ 191	$ —	$ —
Other non-current assets
Mutual funds included in deferred compensation plan(2)	7,461	7,461	$ —	$ —

Total assets	$ 7,652	$ 7,652	$ —	$ —

(1)	Included in “Other accrued expenses and other current liabilities” in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

(2)	Included in “Deferred compensation” in the consolidated balance sheet is a corresponding liability of the same amount reflecting balances owed to plan participants.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

4.	Acquisitions

DSPCon

On December 20, 2010, the Company acquired substantially all of the assets and certain liabilities of DSPCon, Inc. (“DSPCon”), headquartered in Bridgewater, New Jersey. DSPCon is a systems engineering and software development firm that develops, sells and services real-time data acquisition and analysis systems for use in applications such as aircraft engine vibration, satellite airframe structural integrity and turbo-machinery performance monitoring. The acquisition was included in the Aerospace vertical which falls within the Engineering Services (“ES”) reporting segment. Pro forma information related to this acquisition is not included because the impact on the Company’s consolidated results of operations is not material.

As of December 31, 2010, the Company’s preliminary goodwill allocation was $5.3 million pending receipt of the final valuation report for identifiable intangible assets. As of June 30, 2011, the Company had retrospectively adjusted the purchase price allocation and reduced goodwill and increased identifiable intangible assets by $2.2 million. The acquired intangible assets, all of which are being amortized, include primarily customer relationships and software technology.

The fair value of the contingent consideration arrangement of $2.1 million was estimated and recorded as of December 31, 2010. That measure is based on significant inputs that are not observable in the market which qualify as significant unobservable inputs (Level 3) on the fair value hierarchy. Key assumptions include a discount rate of 6.2% and probability adjusted level of earnings before interest and taxes (as defined in the acquisition agreement). As of September 30, 2011, the amount recognized for the contingent consideration arrangement has not changed from December 31, 2010.

L. R. Kimball

On June 28, 2010, the Company acquired substantially all of the assets and certain liabilities of L. Robert Kimball & Associates, Inc. and two affiliated companies (collectively, “L.R. Kimball”), a professional services firm headquartered in Ebensburg, Pennsylvania. L.R. Kimball provides architecture, civil and environmental engineering, communication technology and consulting services to governmental, educational and private industry customers, primarily in the mid-Atlantic region. The acquisition broadened both the Company’s service offering portfolio and engineering skill sets. A new vertical, CDI – Infrastructure, was established within the ES reporting segment as a result of this acquisition.

The unaudited, condensed pro forma consolidated statement of operations for the nine months ended September 30, 2010 (assuming the acquisition of L.R. Kimball had occurred as of the beginning of the fiscal period presented) was as follows:

Nine Months Ended September 30, 2010
Revenue	$ 709,233
Net income attributable to CDI	2,570
Net earnings per share attributable to CDI
Basic	0.14
Diluted	0.13

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

5.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s carrying value of goodwill and other intangible assets by reporting segment from December 31, 2010 to September 30, 2011:

	December 31, 2010 Net Balance	Additions	Amortization	Translation and Other Adjustments	September 30, 2011 Net Balance
Goodwill:
ES	$ 40,832	$ 290	$ —	$ 58	$ 41,180
Anders(1)	10,670	—	—	9	10,679
MRI	9,552	—	—	2	9,554

Total goodwill	61,054	290	—	69	61,413
Other intangible assets:
Trademarks
MRI	2,165	—	—	—	2,165
ES(2)	100	—	(25)	—	75
ES - indefinite life assets	5,100	—	—	—	5,100

Total trademarks	7,365	—	(25)	—	7,340
Reacquired franchise rights - MRI(3)	489	114	(46)	—	557
Customer relationships - ES(4)	10,571	—	(861)	—	9,710
Developed Technology - ES(5)	460	—	(69)	—	391
Non-compete agreements - ES(4)	135	—	(23)	—	112

Total other intangible assets	19,020	114	(1,024)	—	18,110

Total goodwill and other intangible assets	$ 80,074	$ 404	$ (1,024)	$ 69	$ 79,523

(1)	The Anders net goodwill balance at December 31, 2010 reflects an impairment charge of $8,312 which was taken in 2010.

(2)	The ES trademark balance at September 30, 2011 includes accumulated amortization of $25.

(3)	The MRI net reacquired franchise rights balance at September 30, 2011 includes accumulated amortization of $94.

(4)	The ES net customer relationship and non-compete agreements at September 30, 2011 includes accumulated amortization of $2,249 and $38, respectively.

(5)	The ES developed technology balance at September 30, 2011 includes accumulated amortization of $69.

Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value. The estimated fair value for each reporting unit is calculated based on the projected discounted cash flows of each reporting unit at the date the Company performs the impairment tests (implied fair value). Inherent in the development of the discounted cash flow projections are assumptions and estimates derived from a review of expected revenue growth rates, profit margins, business plans, cost of capital and tax rates. The Company also makes certain assumptions about the future market conditions the reporting units operate in, market prices, interest rates and changes in business strategies.

During the fourth quarter of 2010, the Company’s Anders reporting unit experienced the impact of additional deterioration in the United Kingdom (“UK”) economic environment, specifically in the UK construction industry, which had historically been a more significant portion of the services provided by Anders. As a result of this triggering event, the Company determined that it was necessary to perform an impairment test for Anders. The result of this test determined that the carrying value for the Anders reporting unit exceeded the fair value, which resulted in a goodwill impairment charge of $8.3 million for the fourth quarter of 2010.

Effective July 1, 2011, the Company performed its annual impairment test. Based on the results of the impairment test, the Company determined that there was no impairment of goodwill or other indefinite-lived intangible assets. The Company’s reporting units, with the exception of Infrastructure (L.R. Kimball), which was recorded at fair value on the acquisition date of June 28, 2010, had fair values substantially in excess of their carrying value. The Infrastructure reporting unit had a fair value in excess of its carrying value of approximately 10% and goodwill of $15.6 million. The Company validated the reasonableness of the total fair value of the reporting units under the income approach by reconciling the aggregate fair values of the reporting units to the Company’s total market capitalization, adjusted to include an estimated control premium. There were no triggering events subsequent to July 1, 2011 that required additional testing for any reporting units.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

6.	Short-Term Borrowings

On October 29, 2010, the Company and its wholly-owned subsidiary, CDI Corporation, entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”). The Credit Agreement established a $35.0 million revolving line of credit facility. This is a short-term credit facility, the term of which was to expire on October 28, 2011 (See Note 11 – Subsequent Events). Borrowings under this line of credit may be used by the Company for general business purposes or for letters of credit.

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

Interest on borrowings under the facility is based on either a Eurodollar rate or an “Alternate Base Rate,” as chosen by the Company each time it wishes to borrow funds. The Eurodollar rate equals LIBOR (as set forth in the Credit Agreement) plus a number of basis points (ranging from 2.25% to 2.75%) depending on the Company’s leverage ratio (which is the ratio of consolidated indebtedness to Consolidated EBITDA, as defined in the Credit Agreement). The Alternate Base Rate equals the greater of (i) the Bank’s prime rate, (ii) the Federal Funds rate plus 0.5% or (iii) the one-month LIBOR plus 1%. Any Eurodollar-based borrowings must be in minimum principal amounts of $2.0 million and in increments of $0.1 million, and any Alternate Base Rate borrowings must be in minimum principal amounts of $0.1 million and in increments of $0.1 million. Fees associated with the facility include a commitment fee of $30 thousand and a facility fee at the rate of 0.25% to 0.375% on the daily amount of the Bank’s commitment.

The Credit Agreement contains restrictive covenants which limit the Company with respect to, among other things, creating liens on its assets, subsidiary indebtedness, acquisitions and investments, mergers and consolidations, dividends, stock repurchases, disposition of assets other than in the ordinary course of business, and changing its line of business. The Credit Agreement also contains financial covenants which require the Company not to exceed a maximum leverage ratio (consolidated indebtedness to Consolidated EBITDA) of 2.5 to 1.0, to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0, and to maintain a minimum liquidity balance (unrestricted cash and cash equivalents plus the amount of the unused credit line) of $20.0 million. The preceding financial covenant terms are as defined in the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2011.

At September 30, 2011, the Company had outstanding borrowings of $17.5 million under the Credit Agreement, with a weighted average interest rate of 3.25%, which were borrowed under the Alternate Base Rate option. At September 30, 2011, there was $4.3 million worth of letters of credit outstanding under the Credit Agreement. At September 30, 2011, there was approximately $11.5 million available to borrow under the Credit Agreement. (See Note 11 – Subsequent Events)

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

The number of common shares used to calculate basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2011 and 2010 was determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings available to common stockholders	$2,814	$1,679	$15,490	$4,078
Basic net earnings per share:
Basic weighted average shares	19,169,786	19,032,028	19,132,503	19,007,814
Basic net earnings per share	$0.15	$0.09	$0.81	$0.21
Diluted net earnings per share:
Basic weighted average shares	19,169,786	19,032,028	19,132,503	19,007,814
Dilutive effect of stock based compensation awards (shares)	167,826	211,806	205,087	203,196

Diluted weighted average shares	19,337,612	19,243,834	19,337,590	19,211,010

Diluted net earnings per share	$0.15	$0.09	$0.80	$0.21

Outstanding awards granted under both the CDI Corp. 2004 Omnibus Stock Plan (the “Omnibus Plan”) and the CDI Corp. Stock Purchase Plan for Management Employees and Non-Employee Directors (the “Stock Purchase Plan”) of 984,015 and 839,825 shares were excluded from the computation of EPS for the three months ended September 30, 2011 and 2010, respectively, because their effect would have been anti-dilutive. Outstanding awards granted under both the Omnibus Plan and the Stock Purchase Plan of 811,557 and 873,875 shares were excluded from the computation of EPS for the nine months ended September 30, 2011 and 2010, respectively, because their effect would have been anti-dilutive.

8.	Commitments, Contingencies and Legal Proceedings

Contingencies

On April 1, 2011 the Company received a favorable ruling from the Competition Appeal Tribunal (“CAT”) on the Company’s appeal of the previously disclosed imposed fine by the United Kingdom’s Office of Fair Trading (“OFT”), reducing the fine from $12.3 million (£7.6 million) to $2.5 million (£1.5 million). On May 24, 2011, the OFT indicated that it would not appeal the CAT’s ruling. As a result, the Company reduced the reserve by $9.7 million during the second quarter of 2011 and this reduction was reflected in “Operating and administrative expenses” in the consolidated statements of operations for the nine months ended September 30, 2011. The Company paid the fine (including accumulated interest) of $2.5 million (£1.6 million) on July 7, 2011. The reserve of $12.3 million (£7.6 million) was included in “Other accrued expenses and other current liabilities” in the consolidated balance sheet at December 31, 2010.

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

The effective tax rates for the three months ended September 30, 2011 and 2010 were 34.3% and 59.1%, respectively. The 2011 period was favorably impacted by certain discrete tax benefits, including Federal income tax credits under the Hiring Incentives to Restore Employment Act (“HIRE Act”). In addition, the 2011 rate was unfavorably impacted by the impact of projected losses in the UK and Australia for which no tax benefit had been recognized.

The effective tax rates for the nine months ended September 30, 2011 and 2010 were 24.4% and 45.2%, respectively. The effective income tax rate for the nine months ended September 30, 2011 was favorably impacted by a reduction in the reserve for the OFT matter (see Note 8 – Commitments, Contingencies and Legal Proceedings). In addition, the 2011 period was favorably impacted by Federal income tax credits under the HIRE Act, however, these credits were offset by reductions to deferred tax assets for stock-based compensation grants that expired with no corresponding tax benefit. The 2011 rate was unfavorably impacted by losses in the UK and Australia for which no tax benefit has been recognized. The income tax rate for the 2010 period was favorably impacted primarily by a reduction in the reserve for the Department of Justice matter (a previously disclosed legal settlement in June 2010), which was largely not taxable.

10.	Reporting Segments

The Company has four reporting segments: CDI Engineering Solutions (“ES”), CDI Information Technology Solutions (“ITS”), Management Recruiters International (“MRI”), and CDI AndersElite (“Anders”).

ES operates principally through the following four key verticals:

•

CDI-Process and Industrial (“P&I”) – P&I provides a full range of engineering, design, project management, professional staffing, managed staffing and outsourcing solutions to firms in oil, gas, refining, alternative energy, power generation and energy transmission, nuclear, chemicals and heavy manufacturing industries. In addition, P&I offers facility design, project management, engineering, professional staffing and facility start-up services to customers in the pharmaceutical, bio-pharmaceutical and regulated medical services industries.

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

ITS provides a variety of information technology (“IT”) related services to its customers, which are primarily large and mid-sized companies with significant IT requirements and/or the need to augment their own staff on a flexible basis. Services include staffing augmentation, permanent placement, outsourcing (both onsite, under the customer’s supervision, and offsite) and consulting.

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

For purposes of performance measurement, the Company charges certain expenses directly attributable to the reporting segments and allocates certain expenses and support costs. Support costs consist principally of employee benefit administration, accounting support, IT services and shared service center costs. Operating and administrative expenses that are not directly attributable to the reporting segments are classified as corporate. Identifiable assets of the reporting segments exclude corporate assets. Corporate assets consist principally of cash and certain prepaid expenses, non-trade accounts receivable, deferred tax assets attributable to the reporting segments, property and equipment and other assets.

Segment data is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
ES	$152,203	$134,250	$430,101	$354,151
ITS	85,387	85,137	265,558	226,206
MRI	17,706	16,064	50,805	45,534
Anders	17,178	13,904	45,385	52,386

	$272,474	$249,355	$791,849	$678,277

Operating profit:
ES	$5,849	$3,954	$13,408	$8,518
ITS	4,192	3,921	11,172	8,583
MRI	2,290	1,925	6,091	5,111
Anders(1)	(354)	(1,598)	8,065	(2,932)
Corporate	(7,556)	(3,576)	(17,858)	(11,239)

	4,421	4,626	20,878	8,041
Less equity in losses from affiliated companies	—	312	—	1,080

Total operating profit	4,421	4,938	20,878	9,121
Other expense, net	(63)	(442)	(222)	(520)
Equity in losses from affiliated companies	—	(312)	—	(1,080)

Earnings before income taxes	$4,358	$4,184	$20,656	$7,521

(1)	Includes reduction of OFT fine by $9.7 million (£6.0 million) during the second quarter of 2011 (originally recorded in the third quarter of 2009). See Note 8 – Commitments, Contingencies and Legal Proceedings.

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially all from external customers.

Revenue from one customer, International Business Machine Corporation (IBM), accounted for 20% of total CDI consolidated revenue for the fiscal year ended December 31, 2010. In September 2011, the Company and IBM extended the expiration date of their agreement from October 1, 2011 to December 30, 2011. IBM has recently informed the Company that it has been selected to continue as a supplier.

CDI CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Segment asset data is presented in the table below:

	September 30, 2011	December 31, 2010
Assets:
ES	$195,853	$177,009
ITS	92,069	98,364
MRI	28,341	26,698
Anders	26,086	24,581
Corporate	61,337	71,859

	$403,686	$398,511

11.	Subsequent Event

On October 26, 2011, the Company and its wholly-owned subsidiary, CDI Corporation, executed an amendment to the Credit Agreement (the “Amendment”) with JPMorgan Chase Bank, N.A. The Amendment provides for the extension of the term of the credit facility from October 28, 2011 to November 30, 2011. The amendment also: (a) reduces the minimum liquidity balance (unrestricted cash and cash equivalents plus the unused amount available for borrowing under the credit facility) required to be maintained by the Company at the end of each fiscal quarter from $20.0 million to $10.0 million, and (b) reduces the minimum liquidity balance required before the Company pays a dividend from $25.0 million to $15.0 million.

CDI CORP. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Concerning Forward-Looking Statements

This report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategies for growth and future financial results (such as revenue, operating profit, cash flow and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ capital projects or the inability of our customers to pay our fees; the termination or non-renewal of a major customer contract or project; our ability to extend or replace our existing bank credit facility on terms comparable to those currently in place; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about some of these and other risks and uncertainties may be found in our filings with the SEC, particularly in the “Risk Factors” section in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context otherwise requires, all references herein to “CDI,” “the Registrant,” “the Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

Executive Overview

Demand for the Company’s contract staffing services, permanent placement services and project engineering services is largely dependent on overall economic conditions as measured by unemployment rates, GDP growth and capital spending plans by clients in the Company’s vertical industries. Results for the quarter ended September 30, 2011 reflect strong underlying operating performance despite challenging economic conditions. The Company grew revenue across all businesses, efficiently managed costs and continued development of certain higher margin business lines and services.

On a year-over-year basis, the Company’s third quarter revenue increased 9.3%. This increased revenue primarily reflects growth in the Company’s Engineering Solutions (ES) segment, particularly in staffing and project outsourcing. To a lesser extent, the Company had robust revenue growth in the AndersElite (Anders) segment and continued staffing growth in the Management Recruiters International, Inc. (MRI) segment.

ES’s third quarter revenue increased 13.4% versus the prior year third quarter due primarily to increases in the Process & Industrial (P&I) and Aerospace verticals, which were slightly offset by decreases in the Infrastructure and Government Services verticals.

Information Technology Solutions’ (“ITS”) third quarter revenue increased 0.3% compared to the prior year third quarter, due primarily to growth in staffing demand in a large national account and permanent placement, substantially offset by decreases in demand for outsourcing projects and the completion of a large staffing project.

MRI’s third quarter revenue increased by 10.2% compared to the prior year third quarter driven primarily by franchisees continuing to grow their staffing services, partially offset by decreases in royalties paid by franchisees.

Anders’ third quarter revenue increased by 23.5% compared to the prior year third quarter driven primarily by increases in contract staffing and permanent placement.

The Company’s total consolidated operating profit for the third quarter 2011 as compared to the third quarter of 2010 decreased by $0.5 million or 10.5% primarily due to the $1.5 million of Hiring Incentives to Restore Employment Act (“HIRE Act”) payroll tax credits in the third quarter of 2010, $0.6 million of severance payments to senior-level executives during the third quarter 2011, partially offset by the increase in gross profit on incremental revenue in the third quarter of 2011.

For the quarter ended September 30, 2011, the Company reported net income of $2.8 million or $0.15 per diluted share versus net income of $1.7 million or $0.09 per diluted share in the prior year third quarter. The Company’s net income increased in the third quarter of 2011 as compared to the third quarter of 2010 primarily due to growth in ES, Anders and MRI, partially offset by the $1.5 million HIRE Act payroll tax credits in the third quarter of 2010 and $0.6 million of severance payments to senior-level executives in the third quarter of 2011. The third quarter 2011 net income includes a $0.3 million HIRE Act income tax credit.

Revenue from one customer, International Business Machine Corporation (IBM), accounted for 20% of total CDI consolidated revenue for the fiscal year ended December 31, 2010. In September 2011, the Company’s current Technical Services Agreement with IBM was extended from October 1, 2011 to December 30, 2011. IBM recently informed the Company that it has been selected to continue as a supplier. The Company expects a new three-year agreement with IBM to be executed during the fourth quarter of 2011.

Consolidated Discussion

In 2011, the Company is undertaking a strategic review of its business strategy. During this period, the Company continues to drive its performance through monitoring key performance indicators.

Key Performance Indicators

The Company assesses its performance by monitoring a number of key performance indicators which include revenue, gross profit dollars, gross profit margin, operating profit, operating profit margin, pre-tax profit, return on net assets and earnings per share.

Revenue is impacted by, among other things, levels of capital spending by customers, particularly in the ES and Anders business segments. Other external factors, such as the general business environment and employment levels, impact the Company’s staffing business. Economic growth or decline typically impacts the demand for labor.

Gross profit dollars and gross profit margin reflect CDI’s ability to realize pricing consistent with the value provided, to address changes in market demand and to control and pass through direct costs. Gross profit margin will shift as a result of the mix of business. The Company is focused on improving margins through efforts to grow new higher margin business and to cycle out of lower margin business. Professional services revenue, consisting of royalties, permanent placement fees and franchise related fees, has a significant impact on gross profit margin since there are generally no associated direct costs.

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

Consolidated Results of Operations for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010

The table that follows presents changes in revenue by service type along with selected financial information and some key metrics for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,				Increase (Decrease)
	2011	% of Total Revenue	2010	% of Total Revenue	$	%
Revenue
Staffing services	$192,078	70.5%	$173,282	69.5%	$18,796	10.8%
Project outsourcing services	73,450	27.0	70,074	28.1	3,376	4.8
Professional services	6,946	2.5	5,999	2.4	947	15.8

	$272,474	100.0%	$249,355	100.0%	$23,119	9.3

Gross profit	$57,742	21.2%	$55,338	22.2%	$2,404	4.3
Operating and administrative expenses	$53,321	19.6	$50,400	20.2	$2,921	5.8
Operating profit	$4,421	1.6	$4,938	2.0	$(517)	10.5
Pre-tax profit	$4,358	1.6	$4,184	1.7	$174	4.2
Net income attributable to CDI	$2,814	1.0%	$1,679	0.7%	$1,135	67.6
Cash flow (used in) operations	$(1,715)		$(7,420)		$5,705	76.9%
Effective income tax rate	34.3%		59.1%
After-tax return on shareholders’ equity(1)	0.2%		(1.0)%
Pre-tax return on net assets(2)	3.9%		0.3%

(1)	Net income (loss) attributable to CDI for the current quarter combined with the income (loss) attributable to CDI from the three preceding quarters, divided by the average CDI shareholders’ equity at the beginning and end of that four quarter period.

(2)	Earnings (loss) before income taxes for the current quarter combined with the earnings (loss) before income taxes from the three preceding quarters, divided by the average net assets at the beginning and end of that four quarter period. Net assets include total assets minus total liabilities excluding cash and cash equivalents and income tax accounts.

Revenue increased 9.3% for the third quarter of 2011 as compared to the third quarter of 2010 driven by growth in all segments, particularly ES and Anders. ES experienced increases in the P&I and Aerospace verticals, which were slightly offset by decreases in the Infrastructure and Government Service verticals. Anders experienced increases in contract staffing and in permanent placement.

Gross profit increased by 4.3% for the third quarter of 2011 as compared to the third quarter of 2010 primarily due to the increase in revenue. Gross profit margin decreased from 22.2% to 21.2% in the third quarter of 2011 as compared to the third quarter of 2010 primarily due to the shift in mix to lower margin staffing services and the $1.5 million HIRE Act payroll tax credits in the third quarter of 2010.

Operating and administrative expenses were $53.3 million compared to $50.4 million in the prior year third quarter. The increase is primarily due to the strategic consulting expenses and senior-level executive transition costs that the Company incurred in 2011. Operating and administrative expenses decreased as a percentage of revenue in the third quarter of 2011 as compared to the third quarter of 2010, which is a reflection of the improved operating efficiencies and effective cost control efforts.

The Company’s total consolidated operating profit for the third quarter 2011 as compared to the third quarter of 2010 decreased by $0.5 million or 10.5% primarily due to the $1.5 million of HIRE Act payroll tax credits in the third quarter of 2010, $0.6 million of severance payments to senior-level executives during the third quarter 2011, partially offset by the increase in gross profit on incremental revenue in third quarter of 2011.

The effective tax rates for the three months ended September 30, 2011 and 2010 were 34.3% and 59.1%, respectively. The 2011 period is favorably impacted by certain discrete tax benefits, including Federal income tax credits under the HIRE Act. In addition, the rate was unfavorably impacted for the 2011 period by the impact of losses in the UK and Australia on which no tax benefit has been recognized.

Consolidated Results of Operations for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

The table that follows presents changes in revenue by service type along with selected financial information and some key metrics for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,				Increase
	2011	% of Total Revenue	2010	% of Total Revenue	$	%
Revenue
Staffing services	$558,800	70.6%	$483,436	71.3%	$75,364	15.6%
Project outsourcing services	213,881	27.0	178,314	26.3	35,567	19.9
Professional services	19,168	2.4	16,527	2.4	2,641	16.0

	$791,849	100.0%	$678,277	100.0%	$113,572	16.7

Gross profit	$169,032	21.3%	$141,548	20.9%	$27,484	19.4
Operating and administrative expenses	$148,154	18.7	$132,427	19.5	$15,727	11.9
Operating profit	$20,878	2.6	$9,121	1.3	$11,757	128.9
Pre-tax profit	$20,656	2.6	$7,521	1.1	$13,135	174.6
Net income attributable to CDI	$15,490	2.0%	$4,078	0.6%	$11,412	279.8
Cash flow (used in) operations	$(2,417)		$(9,777)		$7,360	75.3%
Effective income tax rate	24.4%		45.2%

Revenue increased 16.7% for the first nine months of 2011 as compared to the first nine months of 2010. ES experienced increases in staffing services in the energy sector and industrial accounts. ES project engineering revenue increased primarily as a result of the acquisitions of the L.R. Kimball and DSPCon businesses on June 28, 2010 and December 20, 2010, respectively. ITS experienced increased staffing services revenue, primarily due to account expansions with larger accounts. MRI also experienced growth in staffing revenue, due to franchisees continuing to grow their staffing services. These increases in revenue were partially offset by decreases in Anders’ staffing services revenue primarily due to the weaker demand in the UK construction industry as well as deterioration in Anders’ transportation business in the first nine months of 2011 as compared to the first nine months of 2010.

Gross profit increased by 19.4% for the first nine months of 2011 when compared to the first nine months of 2010 primarily due to the increase in revenue. Gross profit margin increased from 20.9% to 21.3% in the first nine months of 2011 when compared to the first nine months of 2010, primarily due to the shift in mix to higher margin projects in the Infrastructure, Aerospace and P&I verticals of ES.

Operating and administrative expenses for the first nine months of 2011 were $148.2 million compared to $132.4 million in the first nine months of 2010. The increase in operating and administrative expenses during the first nine months of 2011 as compared to the first nine months of 2010 is due primarily to the increase in expenses associated with the operations of our new Infrastructure vertical and DSPCon, and increases in variable personnel costs related to increased business volume; a gain of $1.8 million associated with a reduction in the reserve recorded for a legal settlement in June 2010; partially offset by the United Kingdom’s Office of Fair Trading (“OFT”) fine reduction of $9.7 million in the second quarter of 2011 (see Note 8 – Commitments, Contingencies and Legal Proceedings).

Operating profit increased by $11.8 million for the first nine months of 2011 when compared to the first nine months of 2010. The increase in operating profit during the first nine months of 2011 as compared to the first nine months of 2010 is due primarily to increases in revenues and the OFT fine reduction in the second quarter 2011. This increase was partially offset by a gain of $1.8 million described above, expiration of the HIRE Act payroll tax credit, which had an impact of $3.1 million in the first nine months of 2010, as well as increases in personnel related costs required to support the higher volume of revenue.

The effective tax rates for the nine months ended September 30, 2011 and 2010 were 24.4% and 45.2%, respectively. The effective income tax rate for the nine months ended September 30, 2011 was favorably impacted by a reduction in the reserve for the OFT matter (see Note 8 – Commitments, Contingencies and Legal Proceedings). In addition, the 2011 period was favorably impacted by Federal income tax credits under the HIRE Act, however, these credits were offset by reductions to deferred tax assets for stock-based compensation grants that expired with no corresponding tax benefit. The 2011 rate was unfavorably impacted by losses in the UK and Australia for which no tax benefit has been recognized. The income tax rate for the 2010 period was favorably impacted primarily by a reduction in the reserve for the Department of Justice matter (a previously disclosed legal settlement in June 2010), which was largely not taxable.

Segment Discussion

ES

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ES for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,				Increase
	2011		2010
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$85,606	56.2%	$71,930	53.5%	$13,676	19.0%
Project outsourcing services	65,995	43.4	61,831	46.1	4,164	6.7
Professional services	602	0.4	489	0.4	113	23.1

	152,203	100.0	134,250	100.0	17,953	13.4
Cost of services	120,959	79.5	105,160	78.3	15,799	15.0

Gross profit	31,244	20.5	29,090	21.7	2,154	7.4
Operating and administrative expenses	25,395	16.7	25,136	18.8	259	1.0

Operating profit	$5,849	3.8%	$3,954	2.9%	$1,895	47.9%

ES’s revenue increased during the third quarter of 2011 as compared to the third quarter of 2010 primarily due to:

•	strong growth in staffing services provided to customers in the energy sector and industrial accounts,

•	increases in project outsourced engineering services in our P&I vertical,

•	higher Aerospace services, primarily as a result of the DSPCon acquisition and growth in commercial aviation,

•	partially offset by declines in Infrastructure projects and government services.

ES’s gross profit dollars increased for the third quarter of 2011 as compared to the third quarter of 2010 primarily due to higher business volumes partially offset by a higher mix of lower margin staffing revenue. Gross profit margin decreased slightly primarily due to higher mix of lower margin staffing revenue and the $0.5 million HIRE Act payroll tax credit in the third quarter of 2010.

ES’s operating profit increased by $1.9 million for the third quarter of 2011 as compared to the third quarter of 2010. The increase is due to higher revenue and lower expense growth partly offset by lower gross profit margin due to business mix as well as the $0.5 million HIRE Act payroll tax credit in the third quarter of 2010.

The following table presents changes in revenue for each of ES’s verticals for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011		2010		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
CDI-P&I	$104,758	68.8%	$87,100	64.9%	$17,658	20.3%
CDI-Government Services	19,467	12.8	20,036	14.9	(569)	(2.8)
CDI-Aerospace	14,500	9.5	12,262	9.1	2,238	18.3
CDI-Infrastructure	13,478	8.9	14,852	11.1	(1,374)	(9.3)

	$152,203	100.0%	$134,250	100.0%	$17,953	13.4%

Revenue in the P&I vertical increased in the third quarter of 2011 as compared to the third quarter of 2010 due primarily to increases in staffing services in the energy sector and industrial accounts as well as project outsourced engineering services increases in our U.S. Gulf Coast operations in the chemical industry.

Revenue in the Government Services vertical decreased in the third quarter of 2011 as compared to the third quarter of 2010 reflecting a reduction in Federal funding for projects in our sectors.

Revenue in the Aerospace vertical increased in the third quarter of 2011 as compared to the third quarter of 2010 primarily due to the inclusion of a full three months of results in the third quarter of 2011 as a result of the acquisition of DSPCon in December of 2010 and growth in commercial aviation.

Revenue in the Infrastructure vertical decreased in the third quarter of 2011 as compared to the third quarter of 2010 primarily due to constraints on government spending at the state and local levels on schools, roads, bridges and other civil infrastructure projects.

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ES for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,				Increase
	2011		2010
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$236,879	55.1%	$198,158	55.9%	$38,721	19.5%
Project outsourcing services	191,347	44.5	154,958	43.8	36,389	23.5
Professional services	1,875	0.4	1,035	0.3	840	81.2

	430,101	100.0	354,151	100.0	75,950	21.4
Cost of services	338,477	78.7	285,259	80.5	53,218	18.7

Gross profit	91,624	21.3	68,892	19.5	22,732	33.0
Operating and administrative expenses	78,216	18.2	60,374	17.1	17,842	29.6

Operating profit	$13,408	3.1%	$8,518	2.4%	$4,890	57.4%

ES’s revenue increased for the first nine months of 2011 as compared to the first nine months of 2010 primarily due to:

•	strong growth in staffing services provided to customers in the energy sector and industrial accounts,

•	increases in revenue related to the acquisitions of L.R. Kimball and DSPCon,

•	project outsourcing services growth in our P&I vertical,

•	partially offset by reductions and delays in government funded work.

ES’s gross profit dollars increased during the first nine months of 2011 as compared to the first nine months of 2010 primarily due to the increase in revenue driven primarily by the acquisition of L.R. Kimball (Infrastructure vertical) in June of 2010 and DSPCon (Aerospace vertical) in December of 2010. Gross profit margin increased primarily due to the shift in mix to higher margin projects in the Infrastructure, Aerospace and P&I verticals, partially offset by $1.1 million HIRE Act payroll tax credits in the first nine months of 2010.

ES’s operating and administrative expenses increased during the first nine months of 2011 as compared to the first nine months of 2010 primarily due to the increase in expenses associated with the operations of our new Infrastructure vertical and DSPCon, increases in variable personnel costs related to increased business volume, as well as a gain of $1.8 million associated with a reduction in the reserve recorded for a legal settlement in June 2010.

ES’s operating profit increased for the first nine months of 2011 as compared to the first nine months of 2010 primarily due to the increase in revenue and increase in higher margin project business in the P&I, Infrastructure and Aerospace verticals partially offset by the 2010 HIRE Act payroll tax credits and 2010 reversal of a legal settlement reserve described above.

The following table presents changes in revenue for each of ES’s verticals for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,				Increase (Decrease)
	2011		2010
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
CDI-P & I	$289,512	67.4%	$242,198	68.4%	$47,314	19.5%
CDI-Government Services	56,842	13.2	59,895	16.9	(3,053)	(5.1)
CDI-Aerospace	43,579	10.1	36,513	10.3	7,066	19.4
CDI-Infrastructure	40,168	9.3	15,545	4.4	24,623	158.4

	$430,101	100.0%	$354,151	100.0%	$75,950	21.4%

Revenue in the P&I vertical increased during the first nine months of 2011 as compared to the first nine months of 2010 primarily due to increases in staffing services in the oil and gas, energy and industrial sectors, as well as new engineering outsourcing account wins.

Revenue in the Government Services vertical decreased during the first nine months of 2011 as compared to the first nine months of 2010 primarily due to a reduction and delays in Federal funding for projects in our sector.

Revenue in the Aerospace vertical increased during the first nine months of 2011 as compared to the first nine months of 2010 primarily due to the inclusion of a full nine months of DSPCon results in the current period due to our acquisition of them in December of 2010 and growth in commercial aviation.

The Infrastructure vertical was added to the ES business segment in the second quarter of 2010 with the June 28, 2010 purchase of substantially all of the assets and certain liabilities of L.R. Kimball. The revenues for the first nine months of 2011 reflect the revenues of the business for the full nine months of 2011 in the amount of $40.2 million, while the revenues for the first nine months of 2010 include revenues from June 28, 2010 to September 30, 2010 of $15.5 million.

ITS

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ITS for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011		2010		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$77,360	90.6%	$76,747	90.1%	$613	0.8%
Project outsourcing services	7,455	8.7	8,243	9.7	(788)	(9.6)
Professional services	572	0.7	147	0.2	425	289.1

	85,387	100.0	85,137	100.0	250	0.3
Cost of services	71,118	83.3	70,479	82.8	639	0.9

Gross profit	14,269	16.7	14,658	17.2	(389)	(2.7)
Operating and administrative expenses	10,077	11.8	10,737	12.6	(660)	(6.1)

Operating profit	$4,192	4.9%	$3,921	4.6%	$271	6.9%

ITS’s revenue was essentially flat for the third quarter of 2011 as compared to the third quarter of 2010. ITS revenue increased due primarily to growth in staffing demand on a large national account and increases in permanent placement, substantially offset by decreases in demand for outsourcing projects and the completion of a major staffing project.

ITS’s gross profit dollars and gross profit margin decreased for the third quarter of 2011 as compared to the third quarter of 2010, primarily due to the $0.9 million HIRE Act payroll tax credits in the third quarter of 2010, partially offset by increases in higher margin permanent placement revenue.

ITS’s operating and administrative expenses decreased for the third quarter of 2011 as compared to the third quarter of 2010 primarily due to a reversal of a reserve due to a favorable state sales tax ruling of $0.4 million, cost reduction efforts and lower commission expenses.

ITS’s operating profit increased for the third quarter of 2011 as compared to the third quarter of 2010 primarily due to net increases in business volumes combined with reductions in operating expenses, as well as reversal of a reserve due to a favorable state sales tax ruling of $0.4 million, partially offset by the $0.9 million HIRE Act payroll tax credits in the third quarter of 2010.

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for ITS for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011		2010		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$241,961	91.1%	$202,392	89.5%	$39,569	19.6%
Project outsourcing services	22,534	8.5	23,356	10.3	(822)	(3.5)
Professional services	1,063	0.4	458	0.2	605	132.1

	265,558	100.0	226,206	100.0	39,352	17.4
Cost of services	222,797	83.9	187,270	82.8	35,527	19.0

Gross profit	42,761	16.1	38,936	17.2	3,825	9.8
Operating and administrative expenses	31,589	11.9	30,353	13.4	1,236	4.1

Operating profit	$11,172	4.2%	$8,583	3.8%	$2,589	30.2%

ITS’s revenue increased for the first nine months of 2011 as compared to the first nine months of 2010 primarily due to increases in staffing services, which was largely driven by account expansions with larger accounts.

ITS’s gross profit dollars increased for the first nine months of 2011 as compared to the first nine months of 2010, primarily due to increases in revenue. ITS’s gross profit margin was lower due to the shift in mix to lower margin staffing and the $1.6 million HIRE Act payroll tax credits in the first nine months of 2010.

ITS’s operating and administrative expenses increased for the first nine months of 2011 as compared to the first nine months of 2010 primarily due to increased business volume, partially offset by cost reduction efforts and lower commission expenses as well as a reversal of a reserve due to a favorable state sales tax ruling of $0.4 million in the third quarter of 2011.

ITS’s operating profit increased for the first nine months of 2011 as compared to the first nine months of 2010 primarily due to increased business volumes, partially offset by the shift in mix to lower margin staffing, $1.6 million HIRE Act payroll tax credits in the first nine months of 2010, and a reversal of a reserve due to a favorable state sales tax ruling of $0.4 million in the third quarter of 2011.

MRI

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011		2010		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$13,436	75.9%	$11,516	71.7%	$1,920	16.7%
Professional services	4,270	24.1	4,548	28.3	(278)	(6.1)

	17,706	100.0	16,064	100.0	1,642	10.2
Cost of services	9,425	53.2	7,275	45.3	2,150	29.6

Gross profit	8,281	46.8	8,789	54.7	(508)	(5.8)
Operating and administrative expenses	5,991	33.9	6,864	42.7	(873)	(12.7)

Operating profit	$2,290	12.9%	$1,925	12.0%	$365	19.0%

MRI’s revenues increased for the third quarter of 2011 as compared to the third quarter of 2010 due primarily to franchisees continuing to grow their staffing services, reflecting ongoing demand for skilled contingent professionals, partially offset by a decrease in royalties paid by our franchisees.

MRI’s gross profit dollars and gross profit margin decreased for the third quarter of 2011 as compared to the third quarter of 2010 primarily due to the shift in mix to lower margin staffing.

MRI’s operating and administrative expenses decreased for the third quarter of 2011 as compared to the third quarter of 2010 due primarily to cost reduction efforts.

MRI’s operating profit increased for the third quarter of 2011 as compared to the third quarter of 2010 driven primarily by the growth in staffing revenues and reduction in operating and administrative expenses, partially offset by the shift toward lower margin contract staffing.

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011		2010		Increase (Decrease)
(in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$38,385	75.6%	$33,114	72.7%	$5,271	15.9%
Professional services	12,420	24.4	12,420	27.3	—	—

	50,805	100.0	45,534	100.0	5,271	11.6
Cost of services	26,489	52.1	21,478	47.2	5,011	23.3

Gross profit	24,316	47.9	24,056	52.8	260	1.1
Operating and administrative expenses	18,225	35.9	18,945	41.6	(720)	(3.8)

Operating profit	$6,091	12.0%	$5,111	11.2%	$980	19.2%

MRI’s revenue increased for the first nine months of 2011 as compared to the first nine months of 2010 primarily due to franchisees continuing to grow their staffing services, reflecting ongoing demand for skilled contingent professionals.

MRI’s gross profit dollars increased for the first nine months of 2011 as compared to the first nine months of 2010 primarily due to the increase in revenues. MRI’s gross profit margin decreased for the first nine months of 2011 as compared to the first nine months of 2010 primarily due to the shift in mix to lower margin staffing.

MRI’s operating and administrative expenses decreased for the first nine months of 2011 as compared to the first nine months of 2010 primarily due to cost reduction efforts.

MRI’s operating profit increased for the first nine months of 2011 as compared to the first nine months of 2010 driven primarily by increases in revenues and growth in staffing services and reduction in operating and administrative expenses partially offset by the shift toward lower margin contract staffing.

Anders

Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating loss for Anders for the three months ended September 30, 2011 and 2010 in U.S. dollars:

	Three months ended September 30,
	2011		2010		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$15,676	91.3%	$13,089	94.1%	$2,587	19.8%
Professional services	1,502	8.7	815	5.9	687	84.3

	17,178	100.0	13,904	100.0	3,274	23.5
Cost of services	13,230	77.0	11,103	79.9	2,127	19.2

Gross profit	3,948	23.0	2,801	20.1	1,147	40.9
Operating and administrative expenses	4,302	25.0	4,399	31.6	(97)	(2.2)

Operating loss	$(354)	(2.1)%	$(1,598)	(11.5)%	$1,244	77.8%

The following table presents Anders’ results on a local currency basis (i.e., British pounds) for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011		2010		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£9,716	91.3%	£8,454	94.1%	£1,262	14.9%
Professional services	931	8.7	528	5.9	403	76.3

	10,647	100.0	8,982	100.0	1,665	18.5
Cost of services	8,200	77.1	7,172	79.9	1,028	14.3

Gross profit	2,447	22.9	1,810	20.1	637	35.2
Operating and administrative expenses	2,663	24.9	2,847	31.6	(184)	(6.5)

Operating loss	£(216)	(2.0)%	£(1,037)	(11.5)%	£821	79.2%

Anders’ staffing services revenue increased for the third quarter of 2011 as compared to the third quarter of 2010 primarily due to an increase in contract staffing business in the UK. The increase in professional services revenue during the third quarter of 2011 as compared to the third quarter of 2010 was primarily due to growth in permanent placement services.

Anders’ gross profit pounds and gross profit margin increased for the third quarter of 2011 as compared to the third quarter of 2010 primarily due to the growth in revenue and shift in mix to higher margin professional services.

Anders’ operating and administrative expenses decreased in the third quarter of 2011 as compared to the third quarter of 2010 due primarily to the cost reduction efforts.

Anders’ operating loss decreased for the third quarter of 2011 as compared to the third quarter of 2010 primarily due to growth in contract staffing and permanent placement services revenue.

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit (loss) for Anders for the nine months ended September 30, 2011 and 2010 in U.S. dollars:

	Nine months ended September 30,
	2011		2010		Increase (Decrease)
(US dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Staffing services	$41,575	91.6%	$49,772	95.0%	$(8,197)	(16.5)%
Professional services	3,810	8.4	2,614	5.0	1,196	45.8

	45,385	100.0	52,386	100.0	(7,001)	(13.4)
Cost of services	35,054	77.2	42,722	81.6	(7,668)	(17.9)

Gross profit	10,331	22.8	9,664	18.4	667	6.9
Operating and administrative expenses(1)	2,266	5.0	12,596	24.0	(10,330)	(82.0)

Operating profit (loss)	$8,065	17.8%	$(2,932)	(5.6)%	$10,997	NM %

(1)	Includes reduction of OFT fine by $9.7 million (£6.0 million) during the second quarter of 2011 (original reserve recorded in the third quarter of 2009). See Note 8 - Commitments, Contingencies and Legal Proceedings in Notes to Consolidated Financial Statements.

NM	– Not meaningful.

The following table presents Anders’ results on a local currency basis (i.e., British pounds) for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011		2010		Increase (Decrease)
(British pounds in thousands)	£	% of Total Revenue	£	% of Total Revenue	£	%
Revenue
Staffing services	£25,768	91.6%	£32,405	95.0%	£(6,637)	(20.5)%
Professional services	2,363	8.4	1,707	5.0	656	38.4

	28,131	100.0	34,112	100.0	(5,981)	(17.5)
Cost of services	21,727	77.3	27,815	81.6	(6,088)	(21.9)

Gross profit	6,404	22.7	6,297	18.4	107	1.7
Operating and administrative expenses(1)	1,392	4.9	8,202	24.0	(6,810)	(83.0)

Operating profit (loss)	£5,012	17.8%	£(1,905)	(5.6)%	£6,917	NM %

(1)	Includes reduction of OFT fine by £6.0 million during the second quarter of 2011 (original reserve recorded in the third quarter of 2009). See Note 8 – Commitments, Contingencies and Legal Proceedings in Notes to Consolidated Financial Statements.

NM	– Not meaningful.

Anders’ staffing services revenue decreased for the first nine months of 2011 as compared to the first nine months of 2010 primarily due to the overall weaker demand in the UK construction industry and deterioration in Anders’ transportation business, particularly in the first six months. The increase in professional services revenue was primarily due to growth in permanent placement.

Anders’ gross profit pounds and gross profit margin slightly increased for the first nine months in 2011 as compared to the first nine months of 2010 primarily due to shift in mix to higher margin professional services.

Anders’ operating and administrative expenses decreased for the first nine months of 2011 as compared to the first nine months of 2010 primarily due to the reduction in reserves resulting from the successful appeal in April 2011 of the level of fine imposed by the OFT. (See Note 8 – Commitments, Contingencies and Legal Proceedings in Notes to Consolidated Financial Statements).

Anders’ results reflect an operating profit for the first nine months of 2011 as compared to a loss for the first nine months of 2010 primarily due to the reduction of the reserve for the OFT fine described above and to a lesser extent, the impact of the cost reduction measures in the 2011 period.

Liquidity and Capital Resources

The following table summarizes the net cash provided by (used in) for the major captions from the Company’s consolidated statements of cash flows:

	Nine months ended September 30,
	2011	2010	Change
Operating Activities	$(2,417)	$(9,777)	$7,360
Investing Activities	(5,197)	(38,115)	32,918
Financing Activities	(2,555)	3,110	(5,665)

Operating Activities

For the first nine months of 2011, net cash used in operating activities decreased $7.4 million as compared to the first nine months of 2010 primarily due to the increase in net income, excluding non-cash items, and a decrease in cash used for working capital requirements.

Investing Activities

For the first nine months of 2011, the Company used $32.9 million less net cash in investing activities as compared to the first nine months of 2010 primarily due to the $34.0 million use of cash for the acquisition of L.R. Kimball in June of 2010, partially offset by the increase in capital expenditures of $0.9 million.

Financing Activities

For the first nine months of 2011, the Company used $5.7 million more net cash in financing activities as compared to the first nine months of 2010 primarily due to less net borrowings under short-term financing arrangements. The Company’s payments of dividends were relatively consistent on a year-over-year basis. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors including the Company’s earnings, financial condition and capital requirements.

The Company’s Credit Agreement with JP Morgan Chase Bank, N.A. provides for a $35.0 million revolving line of credit facility. This is a short-term facility, the term of which was to expire on October 28, 2011. As of September 30, 2011, $17.5 million of short-term borrowing and $4.3 million of letters of credit were issued under the Credit Agreement. On October 26, 2011, the Company and its wholly-owned subsidiary, CDI Corporation, executed an amendment to the Credit Agreement (the “Amendment”) with JPMorgan Chase Bank, N.A. The Amendment provides for the extension of the term of the credit facility from October 28, 2011 to November 30, 2011. The amendment also: (a) reduces the minimum liquidity balance (unrestricted cash and cash equivalents plus the unused amount available for borrowing under the credit facility) required to be maintained by the Company at the end of each fiscal quarter from $20.0 million to $10.0 million, and (b) reduces the minimum liquidity balance required before the Company pays a dividend from $25.0 million to $15.0 million. The Company is evaluating options to address the expiration of the Credit Facility on November 30, 2011, including refinancing with a new credit facility or other borrowings.

Summary

As of September 30, 2011, approximately 76% of the Company’s cash and cash equivalents are held by certain non-U.S. subsidiaries, principally a Canadian entity, as well as being denominated in foreign currencies, principally Canadian dollars. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries, because it is management’s intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.

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

Critical Accounting Policies and Estimates

The Company’s consolidated interim financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting judgment increases such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions identified in the Company’s 2010 Annual Report on Form 10-K filed on March 10, 2011 with the Securities and Exchange Commission have not materially changed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuations relates primarily to its operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations, as well as the Company’s investment in the net assets related to these operations. The Company did not enter into any foreign exchange contracts in the first nine months of 2011. At September 30, 2011 there were no outstanding foreign exchange contracts or other hedging instruments.

The Company’s cash balances are primarily invested in money market investments at variable rates. Due to the Company’s cash balance, interest rate fluctuations will affect the Company’s return on its investments.

The Company’s short-term borrowings are subject to interest at variable rates as specified in the Credit Agreement. Interest rate fluctuations will affect the Company’s interest expense on its borrowings.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The list of exhibits in the Index to Exhibits to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.

Date: November 3, 2011	By:	/s/ Robert M. Larney
Robert M. Larney
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Number	Exhibit

10.1	Amendment to Technical Services Agreement Statement of Work dated September 3, 2011 between CDI Corporation and International Business Machines Corporation.

10.2*	Non-Competition Agreement and Release and Waiver of Claims dated July 1, 2011 between Joseph R. Seiders and CDI Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes a management contract or compensatory plan or arrangement.

**	Pursuant to Regulation S-T, these interactive data files are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.