Form 10-Q
period 2012-03-31
CDI CORP
filed 2012-05-08
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2012
or

☐	Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
for the Transition Period from                       to                      .

Commission file number: 001-05519

CDI Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania (State of incorporation)	23-2394430 (I.R.S. Employer Identification Number)

1717 Arch Street, 35th Floor, Philadelphia, PA 19103-2768 (Address of principal executive offices)

(215) 569-2200 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The number of shares outstanding of each of the registrant's classes of common stock as of May 3, 2012 was as follows:

Common stock,	$0.10 par value:	19,261,167 Shares
Class B common stock,	$0.10 par value:	None

CDI CORP.
Form 10-Q
For the Quarterly Period Ended March 31, 2012

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategies for growth and future financial results (such as revenue, operating profit, cash flow, and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by clients in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our clients' capital projects or the inability of our clients to pay our fees; the inability to successfully implement our new strategic plan; the termination of a major client contract or project; our ability to maintain or expand our existing bank credit facility on satisfactory terms; credit risks associated with our clients; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on client contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about some of these and other risks and uncertainties may be found in our filings with the SEC, particularly in the “Risk Factors” section in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.
Unless the context otherwise requires, all references herein to “CDI,” “the Registrant,” “the Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	March 31, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$6,476	$26,644
Accounts receivable, net of allowances of $3,546 and $3,698	246,340	222,889
Prepaid expenses and other current assets	8,600	10,322
Prepaid income taxes	2,145	2,182
Deferred income taxes	6,957	9,693
Total current assets	270,518	271,730
Property and equipment, net of accumulated depreciation of $69,805 and $75,914	24,043	25,295
Deferred income taxes	5,635	5,522
Goodwill	61,762	61,527
Other intangible assets, net	17,698	18,023
Other non-current assets	9,411	8,599
Total assets	$389,067	$390,696
Liabilities and Equity
Current liabilities:
Cash overdraft	$2,024	$3,363
Accounts payable	32,680	36,170
Accrued compensation and related expenses	43,689	41,943
Other accrued expenses and other current liabilities	22,133	25,278
Income taxes payable	3,411	3,207
Total current liabilities	103,937	109,961
Deferred compensation	9,831	9,324
Other non-current liabilities	4,218	4,380
Total liabilities	117,986	123,665
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 21,719 and 21,642 shares	2,172	2,164
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	65,097	63,860
Retained earnings	254,667	253,344
Accumulated other comprehensive income (loss)	1,040	(306)
Common stock in treasury, at cost - 2,463 shares	(52,487)	(52,487)
Total CDI shareholders' equity	270,489	266,575
Noncontrolling interest	592	456
Total equity	271,081	267,031
Total liabilities and equity	$389,067	$390,696

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenue	$280,627	$256,636
Cost of services	224,942	202,306
Gross profit	55,685	54,330
Operating and administrative expenses	48,296	51,577
Operating profit	7,389	2,753
Other income (expense), net	(38)	(43)
Income before income taxes	7,351	2,710
Income tax expense	3,437	1,970
Net income	3,914	740
Less: Income attributable to the noncontrolling interest	91	46
Net income attributable to CDI	$3,823	$694

Earnings per common share:
Basic	$0.20	$0.04
Diluted	$0.20	$0.04

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net income	$3,914	$740
Other comprehensive income:
Foreign currency translation adjustments	1,391	1,622
Total comprehensive income	5,305	2,362
Less: Comprehensive income attributable to the noncontrolling interest	136	59
Total comprehensive income attributable to CDI	$5,169	$2,303

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CDI Shareholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

Balance at December 31, 2010	21,531	$2,153	$(52,487)	$60,338	$248,467	$111	$258,582	$345	$258,927
Net income	—	—	—	—	694	—	694	46	740
Translation adjustments	—	—	—	—	—	1,609	1,609	13	1,622
Stock-based compensation		—	—	867	—	—	867	—	867
Reclassification of equity awards from liabilities, net	—	—	—	1,140	—	—	1,140	—	1,140
Vesting of equity awards	88	9	—	(9)	—	—	—	—	—
Common shares withheld for taxes	(29)	(3)	—	(432)	—	—	(435)	—	(435)
Cash dividends declared ($0.13 per common share)	—	—	—	—	(2,484)	—	(2,484)	—	(2,484)
Balance at March 31, 2011	21,590	$2,159	$(52,487)	$61,904	$246,677	$1,720	$259,973	$404	$260,377

Balance at December 31, 2011	21,642	$2,164	$(52,487)	$63,860	$253,344	$(306)	$266,575	$456	$267,031
Net income	—	—	—	—	3,823	—	3,823	91	3,914
Translation adjustments	—	—	—	—	—	1,346	1,346	45	1,391
Stock-based compensation	—	—	—	1,146	—	—	1,146	—	1,146
Reclassification of equity awards from liabilities, net	—	—	—	698	—	—	698	—	698
Vesting of equity awards	115	12	—	(12)	—	—	—	—	—
Common shares withheld for taxes	(38)	(4)	—	(595)	—	—	(599)		(599)
Cash dividends declared ($0.13 per common share)	—	—	—	—	(2,500)	—	(2,500)	—	(2,500)
Balance at March 31, 2012	21,719	$2,172	$(52,487)	$65,097	$254,667	$1,040	$270,489	$592	$271,081

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Operating activities:
Net income	$3,914	$740
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,209	2,425
Amortization	325	320
Deferred income taxes	2,664	2,513
Stock-based compensation	1,146	867
Loss on sale of assets	7	—
Changes in operating assets and liabilities:
Accounts receivable, net	(22,551)	(5,786)
Prepaid expenses and other current assets	1,739	(185)
Accounts payable	(3,573)	1,523
Accrued expenses and other current liabilities	(1,234)	—
Income taxes prepaid/payable	241	(501)
Other non-current assets	(771)	80
Deferred compensation	1,207	(1)
Other non-current liabilities	(160)	(16)
Net cash (used in) provided by operating activities	(14,837)	1,979

Investing activities:
Additions to property and equipment	(1,259)	(1,638)
Reacquired franchise rights	—	(47)
Other	65	38
Net cash used in investing activities	(1,194)	(1,647)

Financing activities:
Dividends paid to shareholders	(2,500)	(2,484)
Net proceeds from short-term debt	—	(153)
Common shares withheld for taxes	(599)	(435)
Cash overdraft	(1,339)	(101)
Net cash used in financing activities	(4,438)	(3,173)

Effect of exchange rate changes on cash and cash equivalents	301	797
Net decrease in cash and cash equivalents	(20,168)	(2,044)
Cash and cash equivalents at beginning of period	26,644	28,746
Cash and cash equivalents at end of period	$6,476	$26,702

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$70
Cash paid (received) for income taxes, net	$614	$(160)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

1.	Business

CDI Corp. and Subsidiaries (the “Company” or “CDI”) is an integrated engineering and technology services organization providing differentiated, client-focused solutions in select global industries. The Company derives most of its revenue by providing these services to large and mid-sized companies located primarily in the United States (“U.S.”), United Kingdom (“UK”) and Canada.

2.	Principles of Consolidation and Basis of Presentation
Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of CDI Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Basis of Presentation
The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These statements should be read in conjunction with the Company's Form 10-K filed with the SEC on March 6, 2012. Results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the full year.

3.	Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts disclosed in the financial statements and accompanying notes. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include valuation of accounts receivable, goodwill, intangible assets, other long-lived assets, legal contingencies and assumptions used in the calculations of income taxes.
Reclassifications
Certain historical financial information in the prior period consolidated financial statements has been reclassified to conform to the current period presentation. Historical segment financial information has been reclassified as a result of the organizational changes announced in December 2011 to reflect the realignment of the Company's reporting segments and centralization of certain support functions previously contained in the reporting segments. (See Note 12-Reporting Segments, in the notes to the consolidated financial statements included in this Form 10-Q Report).

4.	Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (Topic 350) (“ASU 2011-08”), which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The adoption of ASU 2011-08 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

Effective January 1, 2012, the Company adopted the provisions of ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which requires that all components of comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present total net income and its components followed consecutively by a second statement that would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income has been deferred and is pending the issuance of further guidance on that matter. The adoption of ASU 2011-05 did not have an impact on the Company's consolidated financial position, results of operations or cash flows, as the guidance only changes the presentation of financial information.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

5.	Fair Value Disclosures

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 by level of the fair value hierarchy:

		Fair Value Measurements At March 31, 2012 Using
	Fair Value Measurements at March 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual Funds:
Bond	$2,052	$2,052	$—	$—
Large Cap	1,480	1,480	—	—
International	1,238	1,238	—	—
Mid Cap	889	889	—	—
Small Cap	677	677	—	—
Balanced	338	338	—	—
Total Mutual Funds	6,674	6,674	—	—
Money Market Funds	1,726	1,726	—	—
Total Assets (1)	$8,400	$8,400	$—	$—

(1)
At March 31, 2012, $0.4 million and $8.0 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred Compensation”), respectively, in the consolidated balance sheet reflecting the non-qualified Deferred Compensation Plan assets.

		Fair Value Measurements At December 31, 2011 Using
	Fair Value Measurements at December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual Funds:
Bond	$1,967	$1,967	$—	$—
Large Cap	1,463	1,463	—	—
International	1,053	1,053	—	—
Mid Cap	915	915	—	—
Small Cap	560	560	—	—
Balanced	234	234	—	—
Total Mutual Funds	6,192	6,192	—	—
Money Market Funds	1,765	1,765	—	—
Total Assets (1)	$7,957	$7,957	$—	$—

(1)
At December 31, 2011, $0.8 million and $7.1 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred Compensation”), respectively, in the consolidated balance sheet reflecting the non-qualified Deferred Compensation Plan assets.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

6.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment during the first quarter of 2012:

	December 31, 2011				March 31, 2012
	Gross Balance	Accumulated Impairment Losses	Additions	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$50,720	$(15,171)	$—	$—	$50,720	$(15,171)
PSS	24,715	(8,312)	—	192	24,907	(8,312)
MRI	15,805	(6,230)	—	43	15,848	(6,230)
Total goodwill	$91,240	$(29,713)	$—	$235	$91,475	$(29,713)

The following tables summarize the changes in the Company's carrying value of other intangible assets by reportable segment during the first quarter of 2012:

	December 31, 2011				March 31, 2012
	Gross Balance	Accumulated Amortization	Additions	Amortization	Gross Balance	Accumulated Amortization

Trademarks:
GETS	$100	$(33)	$—	$(8)	$100	$(41)
GETS - indefinite life assets	5,100	—	—	—	5,100	—
MRI - indefinite life assets	2,165	—	—	—	2,165	—
Total trademarks	7,365	(33)	—	(8)	7,365	(41)
Other intangible assets:
Client relationship - GETS	11,960	(2,537)	—	(264)	11,960	(2,801)
Developed Technology - GETS	460	(92)	—	(23)	460	(115)
Non-compete agreements - GETS	150	(46)	—	(7)	150	(53)
Reacquired franchise rights - MRI	907	(111)	—	(23)	907	(134)
Total other intangible assets	$20,842	$(2,819)	$—	$(325)	$20,842	$(3,144)

7.	Restructuring and Other Related Costs

In December 2011, the Company announced a strategic growth initiative. As part of this initiative, the Company approved a restructuring plan (“the Restructuring Plan”) designed to reduce costs and improve efficiencies. Implementation of the Restructuring Plan started in December 2011 and is expected to be completed in 2012 with certain cash payments expected through the first half of 2013.

The following table summarizes the Restructuring Plan provision, activity and ending balances in “Other accrued expenses and other current liabilities” in the consolidated balance sheets during the period ended March 31, 2012 by cost type:

	December 31, 2011	Cash Payments	March 31, 2012

Employee severance and related costs	$5,372	$(2,291)	$3,081
Real estate exit and related costs	831	(204)	627
Total	$6,203	$(2,495)	$3,708

8.	Short-Term Borrowings

At March 31, 2012 and December 31, 2011, there were no outstanding borrowings and $45.7 million available to borrow under the Credit Agreement with JPMorgan Chase Bank, N.A., the term of which expires on November 30, 2012. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2012.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

9.	Basic and Diluted Earnings Per Share (“EPS”) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three months ended March 31, 2012 and March 31, 2011:

	Three Months Ended
	March 31,
	2012	2011

Numerator:
Net income attributable to CDI	$3,823	$694
Denominator:
Basic weighted-average shares	19,200	19,082
Dilutive effect of stock-based awards	373	245
Diluted weighted-average shares	19,573	19,327
Earnings per common share:
Basic	$0.20	$0.04
Diluted	$0.20	$0.04

There were 680 thousand shares and 1,259 thousand shares excluded from the computation of EPS for the three months ended March 31, 2012 and March 31, 2011, respectively, because their inclusion would have been anti-dilutive.

10.	Commitments, Contingencies and Legal Proceedings
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

11.	Income Taxes

The Company calculates an effective income tax rate each quarter based upon forecasted annual income by jurisdiction, statutory tax rates and other tax-related items. The impact of discrete items is recognized in the interim period in which they occur.
The effective tax rates for the three months ended March 31, 2012 and March 31, 2011 were 46.8% and 72.7%, respectively. The effective income tax rate for both periods was unfavorably impacted by the reduction of deferred tax assets for stock based compensation grants that vested or expired and losses in foreign jurisdictions on which no tax benefit has been recognized.

12.	Reporting Segments
Effective January 2012, the Company's reportable segments are as follows:

•
Global Engineering and Technology Solutions (“GETS”) - The Company provides engineering and information technology solutions for its clients that involve the production of deliverable work products or services performed at a CDI facility or at a client's facility under the supervision of CDI personnel. These solutions typically include analysis of a client's engineering or information technology needs and the development of a solution that generally range in duration from several months to multiple years. Depending on the industry, engineering services can include such functions as feasibility studies, technology assessment, conceptual design, cost estimating, preliminary design, execution planning, procurement optimization detailed design, testing and validation of regulatory compliance, technology integration and operating and maintenance support. Information technology services can include assessments, execution of business application services, web development, quality assurance and testing and program management. GETS provides these solutions for the Company's geographic regions through a delivery model consisting of: centers of excellence, with concentrated skill sets required for larger, more complex projects; regional centers to service local needs of clients; client-centered offices to deliver site-specific services; and off-shore and near-shore centers to leverage low-cost design resources.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

•
Professional Services Staffing (“PSS”) - The Company provides skilled technical and professional personnel to its clients for discrete periods of time to augment the client's workforce in times of project, seasonal, peak period or business cycle needs. These engagements can range from several months to multiple years in duration. The Company also provides permanent placement services. The Company provides professional staffing services to targeted industries that include managed services and managed staffing programs, functional staffing outsourcing and business advisory services. The Company delivers these services through its PSS delivery organization which provides centralized global staffing delivery focused on select engineering and technology skill sets and competencies.

•
Management Recruiters International, Inc. (“MRI”) - MRI is a global franchisor that does business as MRINetwork® and provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their clients. The MRI franchisees provide permanent placement services primarily under the brand names Management Recruiters®, Sales Consultants®, CompuSearch® and OfficeMates 5®. MRI also provides training and support, implementation services and back-office services to enable franchisees to pursue contract staffing opportunities.

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

Reporting segment data is presented in the following table:

	Three Months Ended
	March 31,
	2012	2011

Revenue:
GETS	$81,275	$78,997
PSS	181,733	161,940
MRI	17,619	15,699
Total revenue	$280,627	$256,636

Gross profit:
GETS	$23,247	$23,945
PSS	24,438	22,735
MRI	8,000	7,650
Total gross profit	$55,685	$54,330

Operating profit:
GETS	$5,938	$3,982
PSS	5,794	2,198
MRI	2,253	1,761
Corporate	(6,596)	(5,188)
Total operating profit	7,389	2,753
Other income (expense), net	(38)	(43)
Income before income taxes	$7,351	$2,710

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially all from external customers.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment asset data is presented in the following table:

	March 31,	December 31,
	2012	2011

Assets:
GETS	$131,245	$130,730
PSS	182,387	162,835
MRI	29,137	28,697
Corporate	46,298	68,434
Total assets	$389,067	$390,696

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview
CDI is an integrated engineering and technology services organization providing differentiated, client-focused solutions in select global industries.
In December 2011, the Company announced business model and organizational changes aligned with a new strategic plan to make CDI an engineering and technology solutions company with global capabilities in select markets. Effective January 2012, the Company's restructured business model provides a range of integrated engineering and technology solutions and professional staffing services through an organizational platform focused on services offered to clients, geographic markets that reflect its clients' growth plans and select industries that are aligned with the Company's core capabilities. The Company's principal objectives are to grow the Company's solutions business, optimize the Company's professional staffing operations and prioritize the geographic markets and industries to which the Company will deliver engineering and technology solutions.
Effective January 2012, the Company's reportable segments are: Global Engineering and Technology Solutions (“GETS”), Professional Services Staffing (“PSS”), and Management Recruiters International, Inc. (“MRI”). The business is focused on offering services through three geographic regions: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”).
Revenue during the first quarter ended March 31, 2012 increased $24.0 million or 9.3% as compared to the first quarter of 2011, driven by growth in all three segments, particularly PSS. Gross profit increased slightly as gross margin decreased to 19.8% from 21.2%, primarily reflecting higher growth in lower margin PSS business and a decrease in higher margin infrastructure projects in the GETS business due to reduced spending by state and local governments. Operating profit increased $4.6 million as operating margin increased to 2.6% from 1.1% driven primarily by the ongoing costs savings from the restructuring initiative undertaken in the fourth quarter of 2011 that have improved operating efficiencies. Net income increased to $3.8 million from $0.7 million primarily due to the reduction in operating costs partially offset by an increase in income taxes.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations
Three months ended March 31, 2012 as compared to the three months ended March 31, 2011

Consolidated Discussion

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$81,275	29.0%	$78,997	30.8%	$2,278	2.9%
PSS	181,733	64.8	161,940	63.1	19,793	12.2
MRI	17,619	6.3	15,699	6.1	1,920	12.2
Total Revenue	$280,627	100.0	$256,636	100.0	$23,991	9.3
Gross profit	$55,685	19.8	$54,330	21.2	$1,355	2.5
Operating and administrative expenses	$48,296	17.2	$51,577	20.1	$(3,281)	(6.4)
Operating profit	$7,389	2.6	$2,753	1.1	$4,636	168.4
Pre-tax profit	$7,351	2.6	$2,710	1.1	$4,641	171.3
Net income attributable to CDI	$3,823	1.4	$694	0.3	$3,129	NM
Cash flow (used in) provided by operations	$(14,837)		$1,979
Effective income tax rate	46.8%		72.7%
After-tax return on CDI shareholders' equity (1)	6.8%		(3.8)%
Pre-tax return on net assets (2)	10.0%		(0.4)%

(1)	Net Income (loss) attributable to CDI divided by the average of the beginning and ending balances of CDI shareholder's equity for the prior 12 consecutive months.

(2)
Income (loss) before income taxes for the year, divided by the average net assets at the beginning and end of the year for the prior 12 consecutive months. Net assets include total assets minus total liabilities excluding cash and cash equivalents and income tax accounts.

NM - Not Meaningful.

Revenue increased for the first quarter of 2012 as compared to the first quarter of 2011 driven by growth in all segments, particularly PSS. Oil, Gas and Chemical was the primary driver of growth in both PSS and GETS. PSS revenue also increased in the Aerospace and Industrial Equipment and Hi-Tech market verticals. These increases were partially offset by the declining revenues in the other industries in both PSS and GETS due primarily to reduced spending by state and local governments on infrastructure projects and the completion of a major long-term project in 2011 in PSS.
Gross profit dollars increased for the first quarter of 2012 as compared to the first quarter of 2011. Gross profit margin decreased for the first quarter of 2012 as compared to the first quarter of 2011 due primarily to the higher growth in lower margin PSS business and a decrease in higher margin infrastructure projects in the GETS business.
Operating and administrative expenses decreased due primarily to the ongoing cost savings of the restructuring initiative undertaken in the fourth quarter of 2011.
The Company's total consolidated operating profit increased for the first quarter 2012 as compared to the first quarter of 2011 primarily due to the ongoing cost savings from the restructuring initiative undertaken in the fourth quarter of 2011 and increased revenue, which were partially offset primarily by a shift to lower margin business.
The effective tax rates for the three months ended March 31, 2012 and 2011 were 46.8% and 72.7%, respectively. The effective income tax rate for both periods was unfavorably impacted by the reduction of deferred tax assets for stock based compensation grants that vested or expired and losses in foreign jurisdictions on which no tax benefit has been recognized.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Discussion

Global Engineering and Technology Solutions ("GETS ")
Results of Operations

The following table presents changes in revenue by the client's industry, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$28,264	34.8%	$23,141	29.3%	$5,123	22.1%
Aerospace and Industrial Equipment ("AIE")	16,912	20.8	17,691	22.4	(779)	(4.4)
Hi-Tech	8,065	9.9	7,429	9.4	636	8.6
Other	28,034	34.5	30,736	38.9	(2,702)	(8.8)
Total revenue	81,275	100.0	78,997	100.0	2,278	2.9
Cost of services	58,028	71.4	55,052	69.7	2,976	5.4
Gross profit	23,247	28.6	23,945	30.3	(698)	(2.9)
Operating and administrative expenses	17,309	21.3	19,963	25.3	(2,654)	(13.3)
Operating profit	$5,938	7.3	$3,982	5.0	$1,956	49.1

GETS' revenue increased during the first quarter of 2012 as compared to the first quarter of 2011 primarily due to the growth in project outsourced engineering services in the U.S. Gulf Coast region within OGC. Other industries revenues decreased due primarily to continued constraints on state and local government spending on infrastructure projects, particularly in the U.S. mid-Atlantic region, partially offset by an increase in certain naval-defense related projects.

GETS' gross profit dollars and gross profit margin decreased for the first quarter of 2012 as compared to the first quarter of 2011 primarily due to the decline in the higher margin infrastructure projects.

GETS' operating and administrative expenses decreased during the first quarter of 2012 as compared to the first quarter of 2011 primarily due to the ongoing cost savings from the restructuring initiative undertaken in the fourth quarter of 2011.

GETS' operating profit increased for the first quarter of 2012 as compared to the first quarter of 2011 driven by lower operating and administrative expenses primarily due to the ongoing cost savings from the restructuring initiative partially offset by the unfavorable shift in mix to lower margin business.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Services Staffing ("PSS")
Results of Operations

The following table presents changes in revenue by the client's industry, cost of services, gross profit, operating and administrative expenses and operating profit for PSS for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$30,994	17.1%	$17,219	10.6%	$13,775	80.0%
Aerospace and Industrial Equipment ("AIE")	19,791	10.9	14,530	9.0	5,261	36.2
Hi-Tech	74,307	40.9	70,766	43.7	3,541	5.0
Other	56,641	31.2	59,425	36.7	(2,784)	(4.7)
Total revenue	181,733	100.0	161,940	100.0	19,793	12.2
Cost of services	157,295	86.6	139,205	86.0	18,090	13.0
Gross profit	24,438	13.4	22,735	14.0	1,703	7.5
Operating and administrative expenses	18,644	10.3	20,537	12.7	(1,893)	(9.2)
Operating profit	$5,794	3.2	$2,198	1.4	$3,596	163.6

PSS' revenue increased for the first quarter of 2012 as compared to the first quarter of 2011 driven by growth in OGC, AIE and Hi-Tech. OGC's revenue was predominantly driven by unseasonably mild weather conditions in the northern U.S. and Canadian oil regions. AIE and Hi-Tech revenue was favorably impacted by the addition of new clients and growth within existing clients. Revenue in other industries decreased due primarily to the completion of a major long-term project in 2011 partially offset by growth in construction, transportation and mining.
PSS' gross profit dollars increased for the first quarter of 2012 as compared to the first quarter of 2011. PSS' gross profit margin declined primarily due to a higher percentage of revenue being derived from lower margin business.
PSS' operating and administrative expenses decreased for the first quarter of 2012 as compared to the first quarter of 2011 primarily due to the ongoing cost savings from the restructuring initiative undertaken in the fourth quarter of 2011.
PSS' operating profit increased for the first quarter of 2012 as compared to the first quarter of 2011 primarily due to the ongoing cost savings from the restructuring initiative undertaken in the fourth quarter of 2011 and increases in revenue, partially offset by the shift in mix to lower margin business.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International ("MRI")
Results of Operations

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended March 30, 2012 and 2011:

	Three months ended
	March 31,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$13,681	77.6%	$11,822	75.3%	$1,859	15.7%
Royalties and Franchise Fees	3,938	22.4	3,877	24.7	61	1.6
Total revenue	17,619	100.0	15,699	100.0	1,920	12.2
Cost of services	9,619	54.6	8,049	51.3	1,570	19.5
Gross profit	8,000	45.4	7,650	48.7	350	4.6
Operating and administrative expenses	5,747	32.6	5,889	37.5	(142)	(2.4)
Operating profit	$2,253	12.8	$1,761	11.2	$492	27.9

MRI's revenues increased for the first quarter of 2012 as compared to the first quarter of 2011 due primarily to growth in existing client activity as well as new account development in contract staffing. The increase in royalties and franchise fees were primarily due to incremental new franchise sales in the first quarter of 2012.
MRI's gross profit dollars increased for the first quarter of 2012 as compared to the first quarter of 2011 primarily due to increased contract staffing volume. Gross profit margin decreased year-over-year due to the growth in lower margin contract staffing business at a faster pace than royalties and franchise fees revenue.
MRI's operating and administrative expenses decreased for the first quarter of 2012 as compared to the first quarter of 2011 due primarily to the ongoing cost savings from the restructuring initiative undertaken in the fourth quarter of 2011 partially offset by higher variable commission costs on increased contract staffing volume.
MRI's operating profit increased for the first quarter of 2012 as compared to the first quarter of 2011 driven primarily by the growth in staffing revenues and reduction in operating and administrative expenses, partially offset by the higher commissions in contract staffing.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations, borrowings under our credit facilities and access to credit markets. The Company's principal uses of cash are operating expenses, capital expenditures, working capital requirements, dividends, and debt service. Management expects that the Company's current cash balances, cash generated from operations and unused borrowing capacity will be sufficient to support the Company's planned operating and capital requirements for the foreseeable future and at least the next twelve months.

At March 31, 2012, the Company had cash and cash equivalents of $6.5 million. At March 31, 2012, there were no outstanding borrowings, $4.3 million of letters of credit outstanding and $45.7 million available to borrow under the Credit Agreement with JPMorgan Chase Bank, N.A., the term of which expires on November 30, 2012. The Company will evaluate its options prior to the expiration of the Credit Agreement. The Credit Agreement contains customary affirmative covenants. In addition, the Credit Agreement contains certain negative covenants, including requirements to maintain a minimum liquidity balance (unrestricted cash and cash equivalents plus the amount of the unused credit line) of $20.0 million at the end of each fiscal quarter and $25.0 million before CDI Corp. can pay a dividend. The Company was in compliance with all financial covenants under the Credit Agreement as of March 31, 2012.

As of March 31, 2012, approximately 88% of the Company's cash and cash equivalents are held by certain non-U.S. subsidiaries, principally a Canadian entity, as well as being denominated in foreign currencies, principally Canadian dollars. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries, because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.
The following table summarizes the net cash provided by (used in) for the major captions from the Company's consolidated statements of cash flows:

	Three months ended
	March 31,
	2012	2011	Change

Operating Activities	$(14,837)	$1,979	$(16,816)
Investing Activities	(1,194)	(1,647)	453
Financing Activities	(4,438)	(3,173)	(1,265)
Operating Activities
During the first quarter of 2012, the Company used $14.8 million net cash in operating activities, which was $16.8 million more cash used than in the comparable period in 2011. Net operating cash flow use increased primarily due to an increase in working capital requirements, partially offset by the $3.2 million increase in net income. The increase in working capital requirements is primarily due to the timing of customer payments that is reflected in the change in the Company's accounts receivable balances during 2012 as compared to 2011.
Investing Activities
During the first quarter of 2012, the Company used $1.2 million net cash in investing activities or $0.5 million less than the comparable period in 2011 primarily as a result of $0.4 million less capital expenditures.
Financing Activities
During the first quarter of 2012, the Company used $4.4 million net cash in financing activities or $1.3 million more cash as compared to the comparable period in 2011 primarily due to a decrease in overdrafts.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts disclosed in this Form 10-Q Report. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ from current judgments.
The critical accounting estimates and assumptions identified in the Company's 2011 Annual Report on Form 10-K filed on March 6, 2012 with the Securities and Exchange Commission have not materially changed.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates.

Foreign Currency Risk
The Company's exposure to foreign currency fluctuations relates primarily to its operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as the Company's investment in the net assets related to these operations. The Company utilizes derivative financial instruments from time to time to reduce its exposure to certain foreign currency fluctuations.

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of March 31, 2012 is not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. At March 31, 2012, the Company did not have any borrowings under its committed, secured $50.0 million revolving line of credit. The Company's cash balances are primarily invested in money market funds at variable rates and fixed term deposits. Due to the Company's cash balance, interest rate fluctuations will affect the Company's return on its investments.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date to provide reasonable assurance that information reported in this Form 10-Q Report is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting during the Company's first quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Part I, Item 1A) of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
None.

Item 6.    Exhibits
The list of exhibits in the Index to Exhibits to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.
Date:	May 8, 2012	By:	/s/ Robert M. Larney
Robert M. Larney
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1*	Form of Non-Qualified Option Agreement for 2012 awards to executive officers (incorporated by reference to the Registrant's Form 8-K, Exhibit 10.1, filed on March 7, 2012 (SEC File No. 001-05519)).
10.2*
Form of Time-Vested Deferred Stock Agreement for 2012 awards to executive officers (incorporated by reference to the Registrant's Form 8-K, Exhibit 10.2, filed on March 7, 2012 (SEC File No. 001-05519)).

10.3*	Form of Performance Unit Agreement for 2012 awards to executive officers (incorporated by reference to the Registrant's Form 8-K, Exhibit 10.3, filed on March 7, 2012 (SEC File No. 001-05519)).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes a management contract or compensatory plan or arrangement.

**
Pursuant to Regulation S-T, these interactive data files are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.