Form 10-Q
period 2012-06-30
CDI CORP
filed 2012-07-31
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2012
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The number of shares outstanding of each of the registrant's classes of common stock as of July 27, 2012 was as follows:

Common stock,	$0.10 par value:	19,328,086 Shares
Class B common stock,	$0.10 par value:	None

CDI CORP.
Form 10-Q
For the Quarterly Period Ended June 30, 2012

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategies for growth and future financial results (such as revenue, operating profit, cash flow, and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by clients in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our clients' capital projects or the inability of our clients to pay our fees; the inability to successfully implement our new strategic plan; the termination of a major client contract or project; our ability to maintain or expand our existing bank credit facility on satisfactory terms; credit risks associated with our clients; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on client contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about some of these and other risks and uncertainties may be found in our filings with the SEC, particularly in the “Risk Factors” section in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.
Unless the context otherwise requires, all references herein to “CDI,” “the Registrant,” “the Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	June 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$6,325	$26,644
Accounts receivable, net of allowances of $2,502 and $3,698	244,652	222,889
Prepaid expenses and other current assets	8,318	10,322
Prepaid income taxes	1,960	2,182
Deferred income taxes	6,883	9,693
Total current assets	268,138	271,730
Property and equipment, net of accumulated depreciation of $71,076 and $75,914	23,602	25,295
Deferred income taxes	4,980	5,522
Goodwill	61,524	61,527
Other intangible assets, net	17,436	18,023
Other non-current assets	8,299	8,599
Total assets	$383,979	$390,696

Liabilities and Equity
Current liabilities:
Cash overdraft	$—	$3,363
Accounts payable	32,847	36,170
Accrued compensation and related expenses	45,430	41,943
Other accrued expenses and other current liabilities	19,946	25,278
Income taxes payable	627	3,207
Total current liabilities	98,850	109,961
Deferred compensation	8,174	9,324
Other non-current liabilities	3,822	4,380
Total liabilities	110,846	123,665
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 21,791 and 21,642 shares	2,179	2,164
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	66,212	63,860
Retained earnings	257,115	253,344
Accumulated other comprehensive loss	(542)	(306)
Common stock in treasury, at cost - 2,463 shares	(52,487)	(52,487)
Total CDI shareholders' equity	272,477	266,575
Noncontrolling interest	656	456
Total equity	273,133	267,031
Total liabilities and equity	$383,979	$390,696

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$274,398	$262,739	$555,025	$519,375
Cost of services	218,870	205,779	443,812	408,085
Gross profit	55,528	56,960	111,213	111,290
Operating and administrative expenses	47,664	43,256	95,960	94,833
Operating profit	7,864	13,704	15,253	16,457
Other income (expense), net	(80)	(116)	(118)	(159)
Income before income taxes	7,784	13,588	15,135	16,298
Income tax expense	2,713	1,572	6,150	3,542
Net income	5,071	12,016	8,985	12,756
Less: Income attributable to the noncontrolling interest	119	34	210	80
Net income attributable to CDI	$4,952	$11,982	$8,775	$12,676

Earnings per common share:
Basic	$0.26	$0.62	$0.46	$0.66
Diluted	$0.25	$0.62	$0.45	$0.66

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$5,071	$12,016	$8,985	$12,756
Other comprehensive income:
Foreign currency translation adjustments	(1,637)	(335)	(246)	1,287
Total comprehensive income	3,434	11,681	8,739	14,043
Less: Comprehensive income attributable to the noncontrolling interest	64	36	200	95
Total comprehensive income attributable to CDI	$3,370	$11,645	$8,539	$13,948

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CDI Shareholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

Balance at December 31, 2010	21,531	$2,153	$(52,487)	$60,338	$248,467	$111	$258,582	$345	$258,927
Net income	—	—	—	—	12,676	—	12,676	80	12,756
Translation adjustments	—	—	—	—	—	1,272	1,272	15	1,287
Stock-based compensation		—	—	1,543	—	—	1,543	—	1,543
Reclassification of equity awards from liabilities, net	—	—	—	1,264	—	—	1,264	—	1,264
Vesting of equity awards	134	13	—	(13)	—	—	—	—	—
Common shares withheld for taxes	(34)	(3)	—	(503)	—	—	(506)	—	(506)
Cash dividends declared ($0.26 per common share)	—	—	—	—	(4,971)	—	(4,971)	—	(4,971)
Balance at June 30, 2011	21,631	$2,163	$(52,487)	$62,629	$256,172	$1,383	$269,860	$440	$270,300

Balance at December 31, 2011	21,642	$2,164	$(52,487)	$63,860	$253,344	$(306)	$266,575	$456	$267,031
Net income	—	—	—	—	8,775	—	8,775	210	8,985
Translation adjustments	—	—	—	—	—	(236)	(236)	(10)	(246)
Stock-based compensation	—	—	—	1,736	—	—	1,736	—	1,736
Reclassification of equity awards from liabilities, net	—	—	—	1,289	—	—	1,289	—	1,289
Vesting of equity awards	190	19	—	(19)	—	—	—	—	—
Common shares withheld for taxes	(41)	(4)	—	(654)	—	—	(658)		(658)
Cash dividends declared ($0.26 per common share)	—	—	—	—	(5,004)	—	(5,004)	—	(5,004)
Balance at June 30, 2012	21,791	$2,179	$(52,487)	$66,212	$257,115	$(542)	$272,477	$656	$273,133

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

Operating activities:
Net income	$8,985	$12,756
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,449	4,874
Amortization	652	681
Deferred income taxes	3,344	1,862
Stock-based compensation	1,736	1,543
Non-cash reduction in legal reserves	—	(9,698)
Loss on sale of assets	249	—
Changes in operating assets and liabilities:
Accounts receivable, net	(22,022)	(13,257)
Prepaid expenses and other current assets	1,996	788
Accounts payable	(3,303)	1,075
Accrued expenses and other current liabilities	(1,594)	(2,074)
Income taxes prepaid/payable	(2,358)	1,149
Other non-current assets	296	(318)
Deferred compensation	137	553
Other non-current liabilities	(399)	(130)
Net cash used in operating activities	(7,832)	(196)

Investing activities:
Additions to property and equipment	(3,095)	(3,528)
Reacquired franchise rights	(65)	(47)
Other	95	(142)
Net cash used in investing activities	(3,065)	(3,717)

Financing activities:
Dividends paid to shareholders	(5,004)	(4,971)
Net proceeds from short-term debt	—	5,324
Common shares withheld for taxes	(658)	(506)
Payment of acquisition-related contingent consideration	(370)	—
Cash overdraft	(3,363)	(487)
Net cash used in financing activities	(9,395)	(640)

Effect of exchange rate changes on cash and cash equivalents	(27)	499
Net decrease in cash and cash equivalents	(20,319)	(4,054)
Cash and cash equivalents at beginning of period	26,644	28,746
Cash and cash equivalents at end of period	$6,325	$24,692

Supplemental disclosure of cash flow information:
Cash paid for interest	$119	$130
Cash paid for income taxes, net	$5,293	$461

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

1.	Business

CDI Corp. and subsidiaries (the “Company” or “CDI”) is an integrated engineering and technology services organization providing differentiated, client-focused solutions in select global industries. The Company derives most of its revenue by providing these services to large and mid-sized companies located primarily in the United States (“U.S.”), Canada and the United Kingdom (“UK”).

2.	Principles of Consolidation and Basis of Presentation
Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of CDI Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Basis of Presentation
The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These statements should be read in conjunction with the Company's Form 10-K filed with the SEC on March 6, 2012. Results for the six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the full year.

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
Reclassifications
Certain historical financial information in the prior period consolidated financial statements has been reclassified to conform to the current period presentation. Historical segment financial information has been reclassified as a result of the organizational changes announced in December 2011 to reflect the realignment of the Company's reporting segments and centralization of certain support functions previously contained in the reporting segments. (See Note 11-Reporting Segments, in the notes to the consolidated financial statements included in this Form 10-Q Report).

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 by level of the fair value hierarchy:

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

		Fair Value Measurements At June 30, 2012 Using
	Fair Value Measurements at June 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual Funds:
Bond	$1,639	$1,639	$—	$—
Large Cap	1,753	1,753	—	—
International	937	937	—	—
Mid Cap	343	343	—	—
Small Cap	437	437	—	—
Balanced	337	337	—	—
Total Mutual Funds	5,446	5,446	—	—
Money Market Funds	1,822	1,822	—	—
Total Assets (1)	$7,268	$7,268	$—	$—

(1)
At June 30, 2012, $0.4 million and $6.9 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred Compensation”), respectively, in the consolidated balance sheet reflecting the non-qualified Deferred Compensation Plan assets.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

5.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment during the six months ended June 30, 2012:

	December 31, 2011				June 30, 2012
	Gross Balance	Accumulated Impairment Losses	Additions	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$50,720	$(15,171)	$—	$—	$50,720	$(15,171)
PSS	24,715	(8,312)	—	(3)	24,712	(8,312)
MRI	15,805	(6,230)	—	—	15,805	(6,230)
Total goodwill	$91,240	$(29,713)	$—	$(3)	$91,237	$(29,713)

The following tables summarize the changes in the Company's carrying value of other intangible assets during the six months ended June 30, 2012:

	December 31, 2011				June 30, 2012
	Gross Balance	Accumulated Amortization	Additions	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Trademarks	$100	$(33)	$—	$(17)	$100	$(50)
Developed Technology	460	(92)	—	(46)	460	(138)
Client relationships	11,960	(2,537)	—	(527)	11,960	(3,064)
Non-Compete	150	(46)	—	(14)	150	(60)
Reacquired franchise rights	907	(111)	65	(48)	972	(159)
Total intangible assets subject to amortization	13,577	(2,819)	65	(652)	13,642	(3,471)
Indefinite-lived intangible assets:
Trademarks	7,265	—	—	—	7,265	—
Total other intangible assets	$20,842	$(2,819)	$65	$(652)	$20,907	$(3,471)

6.	Restructuring and Other Related Costs

In December 2011, the Company announced a strategic growth initiative. As part of this initiative, the Company approved a restructuring plan (“the Restructuring Plan”) designed to reduce costs and improve efficiencies. Implementation of the Restructuring Plan started in December 2011 and is expected to be completed in 2012 with certain cash payments expected through the first half of 2013.

The following table summarizes the Restructuring Plan provision, activity and ending balances in “Other accrued expenses and other current liabilities” in the consolidated balance sheets during the period ended June 30, 2012 by cost type:

	December 31, 2011	Cash Payments	June 30, 2012

Employee severance and related costs	$5,372	$(3,299)	$2,073
Real estate exit and related costs	831	(359)	472
Total	$6,203	$(3,658)	$2,545

7.	Short-Term Borrowings

At June 30, 2012 and December 31, 2011, there were no outstanding borrowings and $45.7 million available to borrow under the Credit Agreement with JPMorgan Chase Bank, N.A., the term of which expires on November 30, 2012. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2012.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

8.	Basic and Diluted Earnings Per Share (“EPS”) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and six months ended June 30, 2012 and June 30, 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Numerator:
Net income attributable to CDI	$4,952	$11,982	$8,775	$12,676
Denominator:
Basic weighted-average shares	19,285	19,145	19,243	19,114
Dilutive effect of stock-based awards	422	203	397	224
Diluted weighted-average shares	19,707	19,348	19,640	19,338
Earnings per common share:
Basic	$0.26	$0.62	$0.46	$0.66
Diluted	$0.25	$0.62	$0.45	$0.66

There were 309 thousand shares and 707 thousand shares excluded from the computation of EPS for the three months ended June 30, 2012 and June 30, 2011, respectively, because their inclusion would have been anti-dilutive. There were 495 thousand shares and 725 thousand shares excluded from the computation of EPS for the six months ended June 30, 2012 and June 30, 2011, respectively, because their inclusion would have been anti-dilutive.

9.	Commitments, Contingencies and Legal Proceedings
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
The effective tax rates for the three months ended June 30, 2012 and June 30, 2011 were 34.9% and 11.6%, respectively. The effective income tax rate for both periods was unfavorably impacted by losses in foreign jurisdictions on which no tax benefit has been recognized. In addition, the effective income tax rate for the three months ended June 30, 2011 was favorably impacted primarily by a reduction in the reserve for the UK Office of Fair Trading ("OFT") matter.
The effective tax rates for the six months ended June 30, 2012 and June 30, 2011 were 40.6% and 21.7%, respectively. The effective income tax rate for the six months ended June 30, 2011 was favorably impacted primarily by a reduction in the reserve for the OFT matter.

11.	Reporting Segments
The Company has three reportable segments as follows:

•
Global Engineering and Technology Solutions (“GETS”) - The Company provides engineering and information technology solutions for its clients that involve the production of deliverable work products or services performed at a CDI facility or at a client's facility under the supervision of CDI personnel. These solutions typically include analysis of a client's engineering or information technology needs and the development of a solution that generally range in duration from several months to multiple years. Depending on the industry, engineering services can include such functions as feasibility studies, technology assessment, conceptual design, cost estimating, preliminary design, execution planning, procurement optimization, detailed design, testing and validation of regulatory compliance, technology integration and

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

operating and maintenance support. Information technology services can include assessments, execution of business application services, web development, help desk support, quality assurance and testing and program management. GETS provides these solutions for the Company's geographic regions through a delivery model consisting of: centers of excellence, with concentrated skill sets required for larger, more complex projects; regional centers to service local needs of clients; client-centered offices to deliver site-specific services; and off-shore and near-shore centers to leverage low-cost design resources.

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

Reporting segment data is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue:
GETS	$80,762	$80,169	$162,037	$159,166
PSS	175,275	165,170	357,008	327,110
MRI	18,361	17,400	35,980	33,099
Total revenue	$274,398	$262,739	$555,025	$519,375

Gross profit:
GETS	$23,454	$24,699	$46,701	$48,644
PSS	23,761	23,876	48,199	46,611
MRI	8,313	8,385	16,313	16,035
Total gross profit	$55,528	$56,960	$111,213	$111,290

Operating profit:
GETS	$6,021	$4,137	$11,959	$8,119
PSS	5,069	12,995	10,863	15,193
MRI	2,738	2,477	4,991	4,238
Corporate	(5,964)	(5,905)	(12,560)	(11,093)
Total operating profit	7,864	13,704	15,253	16,457
Other income (expense), net	(80)	(116)	(118)	(159)
Income before income taxes	$7,784	$13,588	$15,135	$16,298

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially from external clients.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment asset data is presented in the following table:

	June 30,	December 31,
	2012	2011

Assets:
GETS	$132,019	$130,730
PSS	181,478	162,835
MRI	29,172	28,697
Corporate	41,310	68,434
Total assets	$383,979	$390,696

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
The Company's three reportable segments are: Global Engineering and Technology Solutions (“GETS”), Professional Services Staffing (“PSS”), and Management Recruiters International, Inc. (“MRI”). GETS and PSS provide a range of integrated engineering and technology solutions and professional staffing services to clients in the Oil, Gas and Chemical (“OGC”), Aerospace and Industrial Equipment (“AIE”), and Hi-Tech industry verticals as well as in "Other" industry verticals that include the U.S. defense, infrastructure, transportation, financial services, and mining and extraction industries. MRI derives revenues by providing contract staffing services and generating royalty and franchise fee income. The Company's principal objectives are to grow the Company's solutions business, optimize the Company's professional staffing operations and prioritize the geographic markets and industries to which the Company will deliver engineering and technology solutions. The Company is focused on offering services through three geographic regions: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”).
The Company's results of operations can be affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence. There continues to be significant volatility in markets in the U.S. and around the world, as well as economic and geopolitical uncertainty in many of the markets where we operate, particularly in Europe. The Company will continue to monitor this volatility and uncertainty to position itself to respond to changing conditions.
In December 2011, the Company announced a strategic growth initiative and implemented a restructuring plan that reduced operating and administrative expenses during 2012.
Revenue during the second quarter ended June 30, 2012 increased by $11.7 million or 4.4% as compared to the second quarter of 2011, driven by growth in all three segments, particularly PSS, despite continued tightening of government spending. Gross profit decreased by $1.4 million as gross margin decreased to 20.2% from 21.7%, primarily reflecting higher growth in the lower margin PSS staffing business and a decrease in higher margin infrastructure engineering projects in GETS. Operating profit was $7.9 million during the second quarter of 2012 as compared to $13.7 million during the second quarter ended 2011. The second quarter of 2011 operating profit includes a benefit of $9.7 million related to the successful legal appeal of the UK Office of Fair Trading (OFT) matter and a charge of $0.7 million associated with the severance of certain senior-level executives. Excluding the impact of the OFT matter and severance charge, operating profit improved primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011. Net income attributable to CDI was $5.0 million during the second quarter of 2012 as compared to $12.0 million in the second quarter of 2011. In addition to the second quarter 2011 items discussed above, net income during the second quarter of 2012 included higher income tax expense as compared to the second quarter of 2011 primarily due to the non-taxable benefit related to the OFT matter.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations

Consolidated Discussion

Three months ended June 30, 2012 as compared to the three months ended June 30, 2011

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$80,762	29.4%	$80,169	30.5%	$593	0.7%
PSS	175,275	63.9	165,170	62.9	10,105	6.1
MRI	18,361	6.7	17,400	6.6	961	5.5
Total Revenue	$274,398	100.0	$262,739	100.0	$11,659	4.4
Gross profit	$55,528	20.2	$56,960	21.7	$(1,432)	(2.5)
Operating and administrative expenses (1)	$47,664	17.4	$43,256	16.5	$4,408	10.2
Operating profit	$7,864	2.9	$13,704	5.2	$(5,840)	(42.6)
Pre-tax profit	$7,784	2.8	$13,588	5.2	$(5,804)	(42.7)
Net income attributable to CDI	$4,952	1.8	$11,982	4.6	$(7,030)	(58.7)
Cash flow provided by (used in) operations	$7,005		$(2,175)
Effective income tax rate	34.9%		11.6%
After-tax return on CDI shareholders' equity (2)	4.0%		(0.2)%
Pre-tax return on net assets (3)	7.4%		4.0%

(1)	In the second quarter of 2011, the Company's PSS segment recorded a $9.7 million benefit related to the successful legal appeal of the OFT matter.

(2)	Net Income (loss) attributable to CDI divided by the average of the beginning and ending balances of CDI shareholder's equity for the prior 12 consecutive months.

(3)
Income (loss) before income taxes for the year, divided by the average net assets at the beginning and end of the year for the prior 12 consecutive months. Net assets include total assets minus total liabilities excluding cash and cash equivalents and income tax accounts.

Revenue increased for the second quarter of 2012 as compared to the second quarter of 2011 driven by growth in all segments, but predominantly in PSS. The OGC industry vertical was the primary driver of growth in both PSS and GETS. PSS revenue also increased in the AIE and Hi-Tech industry verticals. These increases were partially offset by the declining revenues in the "Other" industry verticals in GETS due primarily to reduced spending by state and local governments on infrastructure projects and in PSS due primarily to the completion of a major long-term project in 2011.
Gross profit dollars and gross profit margin decreased for the second quarter of 2012 as compared to the second quarter of 2011. The decrease was primarily due to the growth in lower margin PSS business and a decrease in higher margin infrastructure projects in GETS.
Operating profit for the three months ended June 30, 2011 includes a benefit of $9.7 million related to the successful legal appeal of the OFT matter and a charge of $0.7 million associated with the severance of certain senior-level executives. Excluding the impact of the OFT matter and severance charge, operating profit improved primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011.
The effective income tax rate for both periods was unfavorably impacted by losses in foreign jurisdictions on which no tax benefit has been recognized. In addition, the effective income tax rate for the three months ended June 30, 2011 was favorably impacted primarily by the benefit related to the OFT matter.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Six months ended June 30, 2012 as compared to the six months ended June 30, 2011

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
	2012		2011			Increase (Decrease)
	$	% of Total Revenue	$		% of Total Revenue	$	%

Revenue:
GETS	$162,037	29.2%	$159,166	159,166	30.6%	$2,871	1.8%
PSS	357,008	64.3	327,110		63.0	29,898	9.1
MRI	35,980	6.5	33,099		6.4	2,881	8.7
Total Revenue	$555,025	100.0	$519,375		100.0	$35,650	6.9
Gross profit	$111,213	20.0	$111,290		21.4	$(77)	(0.1)
Operating and administrative expenses (1)	$95,960	17.3	$94,833		18.3	$1,127	1.2
Operating profit	$15,253	2.7	$16,457		3.2	$(1,204)	(7.3)
Pre-tax profit	$15,135	2.7	$16,298		3.1	$(1,163)	(7.1)
Net income attributable to CDI	$8,775	1.6	$12,676		2.4	$(3,901)	(30.8)
Cash flow used in operations	$(7,832)		$(196)
Effective income tax rate	40.6%		21.7%

(1)	In the second quarter of 2011, the Company's PSS segment recorded a $9.7 million benefit related to the successful legal appeal of the OFT matter.
Revenue increased for the first six months of 2012 as compared to the first six months of 2011 driven by growth in all segments, particularly PSS. The OGC industry vertical was the primary driver of growth in both PSS and GETS. PSS revenue also increased in AIE and Hi-Tech industry verticals. These increases were partially offset by the declining revenues in the "Other" industry verticals in GETS due primarily to reduced spending by state and local governments on infrastructure projects and in PSS due primarily to the completion of a major long-term project in 2011.
Gross profit dollars decreased for the first six months of 2012 as compared to the first six months of 2011. Gross profit margin decreased for the first six months of 2012 as compared to the first six months of 2011 due primarily to the higher growth in lower margin PSS business and a decrease in higher margin infrastructure projects in GETS.
Operating profit for the first six months of 2011 includes a benefit of $9.7 million related to the successful legal appeal of the OFT matter and a charge of $0.7 million associated with the severance of certain senior-level executives. Excluding the impact of the OFT matter and severance charge, operating profit improved primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011.
The effective income tax rate for the six months ended June 30, 2011 was favorably impacted primarily by the non-taxable benefit related to the OFT matter.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Discussion

Global Engineering and Technology Solutions ("GETS ")

Three months ended June 30, 2012 as compared to the three months ended June 30, 2011

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$27,931	34.6%	$23,775	29.7%	$4,156	17.5%
Aerospace and Industrial Equipment ("AIE")	17,506	21.7	18,646	23.3	(1,140)	(6.1)
Hi-Tech	8,086	10.0	7,353	9.2	733	10.0
Other	27,239	33.7	30,395	37.9	(3,156)	(10.4)
Total revenue	80,762	100.0	80,169	100.0	593	0.7
Cost of services	57,308	71.0	55,470	69.2	1,838	3.3
Gross profit	23,454	29.0	24,699	30.8	(1,245)	(5.0)
Operating and administrative expenses	17,433	21.6	20,562	25.6	(3,129)	(15.2)
Operating profit	$6,021	7.5	$4,137	5.2	$1,884	45.5

GETS' revenue increased during the second quarter of 2012 as compared to the second quarter of 2011 primarily due to the growth in the OGC and Hi-Tech industry verticals partially offset by a decrease in the AIE and "Other" industry verticals. The increase in OGC revenue was driven by the addition of new clients and growth within existing clients. AIE revenue was negatively impacted by reduced government funding in defense-related projects partially offset by an increase in commercial aviation business. The "Other" industry verticals experienced continued weakness in state and local government spending on infrastructure projects, partially offset by improved performance in defense-related projects due to increased naval defense spending.

GETS' gross profit dollars and gross profit margin decreased for the second quarter of 2012 as compared to the second quarter of 2011 primarily due to the decline in higher margin infrastructure projects.

GETS' operating and administrative expenses decreased during the second quarter of 2012 as compared to the second quarter of 2011 primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011.

GETS' operating profit increased for the second quarter of 2012 as compared to the second quarter of 2011 driven by lower operating and administrative expenses primarily due to the ongoing cost savings from the restructuring initiative partially offset by the decline in higher margin infrastructure projects.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Six months ended June 30, 2012 as compared to the six months ended June 30, 2011

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$56,195	34.7%	$46,916	29.5%	$9,279	19.8%
Aerospace and Industrial Equipment ("AIE")	34,418	21.2	36,337	22.8	(1,919)	(5.3)
Hi-Tech	16,151	10.0	14,782	9.3	1,369	9.3
Other	55,273	34.1	61,131	38.4	(5,858)	(9.6)
Total revenue	162,037	100.0	159,166	100.0	2,871	1.8
Cost of services	115,336	71.2	110,522	69.4	4,814	4.4
Gross profit	46,701	28.8	48,644	30.6	(1,943)	(4.0)
Operating and administrative expenses	34,742	21.4	40,525	25.5	(5,783)	(14.3)
Operating profit	$11,959	7.4	$8,119	5.1	$3,840	47.3

GETS' revenue increased during the first six months of 2012 as compared to the first six months of 2011 primarily due to the growth in OGC and Hi-Tech partially offset by a decrease in AIE and "Other" industry verticals. The increase in OGC revenue was driven by the addition of new clients and growth within existing clients. "Other" industry verticals experienced continued weakness in state and local government spending on infrastructure projects. AIE was negatively impacted by reduced government funding in defense-related projects partially offset by an increase in commercial aviation business.

GETS' gross profit dollars and gross profit margin decreased for the first six months of 2012 as compared to the first six months of 2011 primarily due to the decline in higher margin infrastructure projects.

GETS' operating and administrative expenses decreased during the first six months of 2012 as compared to the first six months of 2011 primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011.

GETS' operating profit increased for the first six months of 2012 as compared to the first six months of 2011 driven by lower operating and administrative expenses primarily due to the ongoing cost savings from the restructuring plan partially offset by the decline in higher margin infrastructure projects.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Services Staffing ("PSS")

Three months ended June 30, 2012 as compared to the three months ended June 30, 2011

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$23,044	13.1%	$16,434	9.9%	$6,610	40.2%
Aerospace and Industrial Equipment ("AIE")	21,397	12.2	15,383	9.3	6,014	39.1
Hi-Tech	76,426	43.6	73,089	44.3	3,337	4.6
Other	54,408	31.0	60,264	36.5	(5,856)	(9.7)
Total revenue	175,275	100.0	165,170	100.0	10,105	6.1
Cost of services	151,514	86.4	141,294	85.5	10,220	7.2
Gross profit	23,761	13.6	23,876	14.5	(115)	(0.5)
Operating and administrative expenses (1)	18,692	10.7	10,881	6.6	7,811	71.8
Operating profit	$5,069	2.9	$12,995	7.9	$(7,926)	(61.0)

(1)	In the second quarter of 2011, the Company's PSS segment recorded a $9.7 million benefit related to the successful legal appeal of the OFT matter.

PSS' revenue increased for the second quarter of 2012 as compared to the second quarter of 2011 driven by growth in the OGC, AIE and Hi-Tech industry verticals, partially offset by a decrease in revenue in the "Other" industry verticals. OGC revenue growth was due to increased demand for pipeline-related inspection and maintenance activities for new and existing clients. Revenue in the "Other" industry verticals decreased due primarily to the completion of a major long-term project in 2011.
PSS' gross profit dollars decreased slightly for the second quarter of 2012 as compared to the second quarter of 2011. PSS' gross profit margin declined primarily due to a higher percentage of revenue being derived from lower margin business.
Operating profit for the second quarter of 2011 includes a benefit of $9.7 million related to the successful legal appeal of the OFT matter. Without the impact of the OFT matter, operating profit improved primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Six months ended June 30, 2012 as compared to the six months ended June 30, 2011
The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$54,038	15.1%	$33,653	10.3%	$20,385	60.6%
Aerospace and Industrial Equipment ("AIE")	41,188	11.5	29,913	9.1	11,275	37.7
Hi-Tech	150,733	42.2	143,855	44.0	6,878	4.8
Other	111,049	31.1	119,689	36.6	(8,640)	(7.2)
Total revenue	357,008	100.0	327,110	100.0	29,898	9.1
Cost of services	308,809	86.5	280,499	85.8	28,310	10.1
Gross profit	48,199	13.5	46,611	14.2	1,588	3.4
Operating and administrative expenses (1)	37,336	10.5	31,418	9.6	5,918	18.8
Operating profit	$10,863	3.0	$15,193	4.6	$(4,330)	(28.5)

(1)	In the second quarter of 2011, the Company's PSS segment recorded a $9.7 million benefit related to the successful legal appeal of the OFT matter.

PSS' revenue increased for the first six months of 2012 as compared to the first six months of 2011 driven by growth in the OGC and AIE industry verticals and to a lesser extent, the Hi-Tech industry vertical, partially offset by the revenue decrease in the "Other" industry verticals. OGC revenue was driven by unseasonably mild weather conditions in the northern U.S. and Canadian oil regions and increased demand for pipeline-related inspection and maintenance activities for new and existing clients. AIE and Hi-Tech revenue was favorably impacted by the addition of new clients and growth within existing clients. Revenue in the "Other" industry verticals decreased primarily due to the completion of a major long-term project in 2011.
PSS' gross profit dollars increased for the first six months of 2012 as compared to the first six months of 2011 primarily due to the growth in revenue. PSS' gross profit margin declined primarily due to a higher percentage of revenue being derived from lower margin business.
Operating profit for the first six months of 2011 includes a benefit of $9.7 million related to the successful legal appeal of the OFT matter. Without the impact of the OFT matter, operating profit improved primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011 and growth in revenue.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International ("MRI")

Three months ended June 30, 2012 as compared to the three months ended June 30, 2011

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$14,129	77.0%	$13,127	75.4%	$1,002	7.6%
Royalties and Franchise Fees	4,232	23.0	4,273	24.6	(41)	(1.0)
Total revenue	18,361	100.0	17,400	100.0	961	5.5
Cost of services	10,048	54.7	9,015	51.8	1,033	11.5
Gross profit	8,313	45.3	8,385	48.2	(72)	(0.9)
Operating and administrative expenses	5,575	30.4	5,908	34.0	(333)	(5.6)
Operating profit	$2,738	14.9	$2,477	14.2	$261	10.5

MRI's revenue increased for the second quarter of 2012 as compared to the second quarter of 2011 due primarily to growth in contract staffing revenue related to new and existing clients partially offset by a decrease in royalty revenue.
MRI's gross profit dollars remained relatively flat in the second quarter of 2012 as compared to the second quarter of 2011; however, gross profit margin declined year-over-year due to the growth of lower margin contract staffing business.
MRI's operating profit increased for the second quarter of 2012 as compared to the second quarter of 2011 driven primarily by the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Six months ended June 30, 2012 as compared to the six months ended June 30, 2011

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$27,810	77.3%	$24,949	75.4%	$2,861	11.5%
Royalties and Franchise Fees	8,170	22.7	8,150	24.6	20	0.2
Total revenue	35,980	100.0	33,099	100.0	2,881	8.7
Cost of services	19,667	54.7	17,064	51.6	2,603	15.3
Gross profit	16,313	45.3	16,035	48.4	278	1.7
Operating and administrative expenses	11,322	31.5	11,797	35.6	(475)	(4.0)
Operating profit	$4,991	13.9	$4,238	12.8	$753	17.8

MRI's revenue increased for the first six months of 2012 as compared to the first six months of 2011 due primarily to growth in contract staffing revenue related to new and existing clients.
MRI's gross profit dollars increased in the first six months of 2012 as compared to the first six months of 2011 due to increased contract staffing volume. Gross profit margin declined year-over-year due to the growth of lower margin contract staffing business.
MRI's operating and administrative expenses decreased for the first six months of 2012 as compared to the first six months of 2011 primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011 partially offset by higher variable commission costs on increased contract staffing volume.
MRI's operating profit increased for the first six months of 2012 as compared to the first six months of 2011 driven primarily by the growth in staffing revenues and reduction in operating and administrative expenses.

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

At June 30, 2012, the Company had cash and cash equivalents of $6.3 million. At June 30, 2012, there were no outstanding borrowings, $4.3 million of letters of credit outstanding and $45.7 million available to borrow under the Credit Agreement with JPMorgan Chase Bank, N.A., the term of which expires on November 30, 2012. The Company will evaluate its options prior to the expiration of the Credit Agreement. The Credit Agreement contains customary affirmative covenants. In addition, the Credit Agreement contains certain negative covenants, including requirements to maintain a minimum liquidity balance (unrestricted cash and cash equivalents plus the amount of the unused credit line) of $20.0 million at the end of each fiscal quarter and $25.0 million before CDI Corp. can pay a dividend. The Company was in compliance with all financial covenants under the Credit Agreement as of June 30, 2012.

As of June 30, 2012, approximately 80% of the Company's cash and cash equivalents are held by certain non-U.S. subsidiaries, principally a Canadian entity, as well as being denominated in foreign currencies, principally Canadian dollars. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries, because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.
The following table summarizes the net cash used in for the major captions from the Company's consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2012	2011	Change

Operating Activities	$(7,832)	$(196)	$(7,636)
Investing Activities	(3,065)	(3,717)	652
Financing Activities	(9,395)	(640)	(8,755)
Operating Activities
For the first six months of 2012, the Company used $7.8 million net cash in operating activities, which was $7.6 million more cash used than in the comparable period in 2011. Net operating cash flow use increased primarily due to an increase in working capital requirements, partially offset by the $3.8 million decrease in net income. The increase in working capital requirements is primarily due to the growth in the Company's business during 2012 as compared to 2011.
Investing Activities
For the first six months of 2012, the Company used $3.1 million net cash in investing activities or $0.7 million less than the comparable period in 2011 primarily as a result of $0.4 million less capital expenditures.
Financing Activities
For the first six months of 2012, the Company used $9.4 million net cash in financing activities or $8.8 million more cash as compared to the comparable period in 2011 primarily due to Company not borrowing in the first six months of 2012 and decrease in cash overdrafts.
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

Foreign Currency Risk
The Company's exposure to foreign currency fluctuations relates primarily to its operations denominated in Canadian dollars and British pounds sterling. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as the Company's investment in the net assets related to these operations. The Company utilizes derivative financial instruments from time to time to reduce its exposure to certain foreign currency fluctuations.

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of June 30, 2012 is not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. At June 30, 2012, the Company did not have any borrowings under its committed, secured $50.0 million revolving line of credit. The Company's cash balances are primarily invested in money market funds at variable rates and fixed term deposits. Due to the Company's cash balance, interest rate fluctuations will affect the Company's return on its investments.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date to provide reasonable assurance that information reported in this Form 10-Q Report is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting during the Company's second quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CDI Corp.
Date:	July 31, 2012	By:	/s/ Robert M. Larney
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

101*
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