Form 10-Q
period 2012-09-30
CDI CORP
filed 2012-10-31
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2012
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The number of shares outstanding of each of the registrant's classes of common stock as of October 26, 2012 was as follows:

Common stock,	$0.10 par value:	19,339,169 Shares
Class B common stock,	$0.10 par value:	None

CDI CORP.
Form 10-Q
For the Quarterly Period Ended September 30, 2012

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategies for growth and future financial results (such as revenue, gross profit, operating profit, cash flow, and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by clients in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our clients' capital projects or the inability of our clients to pay our fees; the inability to successfully implement our new strategic plan; the termination of a major client contract or project; our ability to expand or replace our existing bank credit facility on terms comparable to, or more favorable than, those currently in place; credit risks associated with our clients; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on client contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about some of these and other risks and uncertainties may be found in our filings with the SEC, particularly in the “Risk Factors” section in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.
Unless the context otherwise requires, all references herein to “CDI,” “the Registrant,” “the Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	September 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$17,074	$26,644
Accounts receivable, net of allowances of $2,152 and $3,698	248,822	222,889
Prepaid expenses and other current assets	9,472	10,322
Prepaid income taxes	1,675	2,182
Deferred income taxes	9,175	9,693
Total current assets	286,218	271,730
Property and equipment, net of accumulated depreciation of $73,625 and $75,914	22,963	25,295
Deferred income taxes	1,156	5,522
Goodwill	62,068	61,527
Other intangible assets, net	17,108	18,023
Other non-current assets	8,818	8,599
Total assets	$398,331	$390,696

Liabilities and Equity
Current liabilities:
Cash overdraft	$2,279	$3,363
Accounts payable	34,493	36,170
Accrued compensation and related expenses	47,087	41,943
Other accrued expenses and other current liabilities	17,686	25,278
Income taxes payable	1,802	3,207
Short-term borrowings	2,800	—
Total current liabilities	106,147	109,961
Deferred compensation	8,754	9,324
Other non-current liabilities	3,607	4,380
Total liabilities	118,508	123,665
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 21,800 and 21,642 shares	2,180	2,164
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	66,865	63,860
Retained earnings	259,951	253,344
Accumulated other comprehensive income (loss)	2,546	(306)
Common stock in treasury, at cost - 2,463 shares	(52,487)	(52,487)
Total CDI shareholders' equity	279,055	266,575
Noncontrolling interest	768	456
Total equity	279,823	267,031
Total liabilities and equity	$398,331	$390,696

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$279,390	$272,474	$834,415	$791,849
Cost of services	224,670	214,732	668,482	622,817
Gross profit	54,720	57,742	165,933	169,032
Operating and administrative expenses	45,711	53,321	141,671	148,154
Operating profit	9,009	4,421	24,262	20,878
Other income (expense), net	(47)	(63)	(165)	(222)
Income before income taxes	8,962	4,358	24,097	20,656
Income tax expense	3,556	1,496	9,706	5,038
Net income	5,406	2,862	14,391	15,618
Less: Income attributable to the noncontrolling interest	57	48	267	128
Net income attributable to CDI	$5,349	$2,814	$14,124	$15,490

Earnings per common share:
Basic	$0.27	$0.15	$0.73	$0.81
Diluted	$0.27	$0.15	$0.72	$0.80

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$5,406	$2,862	$14,391	$15,618
Other comprehensive income:
Foreign currency translation adjustments	3,143	(2,471)	2,897	(1,184)
Total comprehensive income	8,549	391	17,288	14,434
Less: Comprehensive income (loss) attributable to the noncontrolling interest	112	(15)	312	80
Total comprehensive income attributable to CDI	$8,437	$406	$16,976	$14,354

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CDI Shareholders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

Balance at December 31, 2010	21,531	$2,153	$(52,487)	$60,338	$248,467	$111	$258,582	$345	$258,927
Net income	—	—	—	—	15,490	—	15,490	128	15,618
Translation adjustments	—	—	—	—	—	(1,136)	(1,136)	(48)	(1,184)
Stock-based compensation		—	—	2,291	—	—	2,291	—	2,291
Reclassification of equity awards from liabilities, net	—	—	—	1,139	—	—	1,139	—	1,139
Vesting of equity awards	146	15	—	(15)	—	—	—	—	—
Common shares withheld for taxes	(36)	(4)	—	(536)	—	—	(540)	—	(540)
Cash dividends paid ($0.39 per common share)	—	—	—	—	(7,463)	—	(7,463)	—	(7,463)
Balance at September 30, 2011	21,641	$2,164	$(52,487)	$63,217	$256,494	$(1,025)	$268,363	$425	$268,788

Balance at December 31, 2011	21,642	$2,164	$(52,487)	$63,860	$253,344	$(306)	$266,575	$456	$267,031
Net income	—	—	—	—	14,124	—	14,124	267	14,391
Translation adjustments	—	—	—	—	—	2,852	2,852	45	2,897
Stock-based compensation	—	—	—	2,549	—	—	2,549	—	2,549
Reclassification of equity awards from liabilities, net	—	—	—	1,205	—	—	1,205	—	1,205
Vesting of equity awards	203	20	—	(20)	—	—	—	—	—
Common shares withheld for taxes	(45)	(4)	—	(729)	—	—	(733)		(733)
Cash dividends paid ($0.39 per common share)	—	—	—	—	(7,517)	—	(7,517)	—	(7,517)
Balance at September 30, 2012	21,800	$2,180	$(52,487)	$66,865	$259,951	$2,546	$279,055	$768	$279,823

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Operating activities:
Net income	$14,391	$15,618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,687	7,319
Amortization	980	1,024
Deferred income taxes	4,968	2,881
Stock-based compensation	2,549	2,291
Non-cash reduction in legal reserves	—	(9,698)
Loss on disposal of assets, net	266	—
Changes in operating assets and liabilities:
Accounts receivable, net	(24,492)	(21,558)
Prepaid expenses and other current assets	871	(2,280)
Accounts payable	(1,775)	(2,748)
Accrued expenses and other current liabilities	(2,615)	4,310
Income taxes prepaid/payable	(898)	1,354
Other non-current assets	(32)	1,223
Deferred compensation	634	(1,076)
Other non-current liabilities	(352)	(537)
Net cash provided by (used in) operating activities	1,182	(1,877)

Investing activities:
Additions to property and equipment	(4,609)	(4,946)
Reacquired franchise rights	(65)	(114)
Other	97	(137)
Net cash used in investing activities	(4,577)	(5,197)

Financing activities:
Dividends paid to shareholders	(7,517)	(7,463)
Net proceeds from short-term borrowings	2,800	3,571
Common shares withheld for taxes	(733)	(540)
Payment of acquisition-related contingent consideration	(370)	—
Cash overdraft	(1,084)	1,337
Net cash used in financing activities	(6,904)	(3,095)

Effect of exchange rate changes on cash and cash equivalents	729	(374)
Net decrease in cash and cash equivalents	(9,570)	(10,543)
Cash and cash equivalents at beginning of period	26,644	28,746
Cash and cash equivalents at end of period	$17,074	$18,203

Supplemental disclosure of cash flow information:
Cash paid for interest	$151	$242
Cash paid for income taxes, net	$5,802	$1,018

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
Basis of Presentation
The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These statements should be read in conjunction with the Company's Form 10-K filed with the SEC on March 6, 2012. Results for the nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the full year.

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

Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include the assumptions used in the determination of the allowance for doubtful accounts receivable, impairment assessment of goodwill and indefinite-lived intangible assets, determination of the recoverability of long-lived assets, assessment of legal contingencies and calculation of income taxes.
Reclassifications
Certain historical financial information in the prior period consolidated financial statements has been reclassified to conform to the current period presentation. Historical segment financial information has been reclassified as a result of the organizational changes announced in December 2011 to reflect the realignment of the Company's reporting segments and centralization of certain support functions previously contained in the reporting segments (see Note 12).

4.	Recent Accounting Pronouncements

Effective January 1, 2013, the Company is required to adopt the provisions of Accounting Standards Update (“ASU”) No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, (“ASU 2012-02”), which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of ASU 2012-02 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 by level of the fair value hierarchy:

		Fair Value Measurements at September 30, 2012 Using
	Fair Value Measurements at September 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual Funds:
Bond	$2,132	$2,132	$—	$—
Large Cap	1,667	1,667	—	—
International	858	858	—	—
Mid Cap	370	370	—	—
Small Cap	485	485	—	—
Balanced	302	302	—	—
Total Mutual Funds	5,814	5,814	—	—
Money Market Funds	1,956	1,956	—	—
Total Assets (1)	$7,770	$7,770	$—	$—

(1)
At September 30, 2012, $0.4 million and $7.4 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheet reflecting the non-qualified Deferred Compensation Plan assets.

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

The Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets as of July 1, 2012 and determined there was no impairment. The Company's assessment determined that the fair values for each of the Company's reporting units, with the exception of PSS EMEA (formerly referred to as CDI AndersElite), were substantially in excess of their related carrying values as of July 1, 2012. The PSS EMEA reporting unit had a fair value in excess of its carrying value of 6% and goodwill of $10.8 million. In addition, the Company's assessment of the indefinite-lived trademark acquired as part of the acquisition of substantially all of the assets and certain liabilities of L. Robert Kimball & Associates, Inc. and two affiliated companies during 2010 determined that its fair value was 5% in excess of its $5.1 million carrying value as of July 1, 2012. The Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units and indefinite-lived intangible assets. If actual future results are not consistent with management's estimates and assumptions, the Company may have to take an impairment charge in the future related to its goodwill or other indefinite-lived intangible assets.

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment (see Note 12) during the nine months ended September 30, 2012:

	December 31, 2011				September 30, 2012
	Gross Balance	Accumulated Impairment Losses	Additions	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$50,720	$(15,171)	$—	$—	$50,720	$(15,171)
PSS	24,715	(8,312)	—	442	25,157	(8,312)
MRI	15,805	(6,230)	—	99	15,904	(6,230)
Total goodwill	$91,240	$(29,713)	$—	$541	$91,781	$(29,713)

The following tables summarize the changes in the Company's carrying value of other intangible assets during the nine months ended September 30, 2012:

	December 31, 2011				September 30, 2012
	Gross Balance	Accumulated Amortization	Additions	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Trademarks	$100	$(33)	$—	$(25)	$100	$(58)
Developed technology	460	(92)	—	(69)	460	(161)
Client relationships	11,960	(2,537)	—	(792)	11,960	(3,329)
Non-compete	150	(46)	—	(21)	150	(67)
Reacquired franchise rights	907	(111)	65	(73)	972	(184)
Total intangible assets subject to amortization	13,577	(2,819)	65	(980)	13,642	(3,799)
Indefinite-lived intangible assets:
Trademarks	7,265	—	—	—	7,265	—
Total other intangible assets	$20,842	$(2,819)	$65	$(980)	$20,907	$(3,799)

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

The following table summarizes the Restructuring Plan provision, activity and ending balances in “Other accrued expenses and other current liabilities” in the consolidated balance sheets during the period ended September 30, 2012 by cost type:

	December 31, 2011	Cash Payments	September 30, 2012

Employee severance and related costs	$5,372	$(4,090)	$1,282
Real estate exit and related costs	831	(551)	280
Total	$6,203	$(4,641)	$1,562

8.	Short-Term Borrowings

At September 30, 2012, there were $2.8 million of outstanding borrowings, $3.6 million of letters of credit outstanding, and $43.6 million available to borrow under the Credit Agreement with JPMorgan Chase Bank, N.A., the term of which expires on November 30, 2012. The Company is evaluating options to address the expiration of the Credit Facility including refinancing with a new credit facility. At December 31, 2011 there were no outstanding borrowings. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2012.

9.	Basic and Diluted Earnings Per Share (“EPS”) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the three and nine months ended September 30, 2012 and September 30, 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Numerator:
Net income attributable to CDI	$5,349	$2,814	$14,124	$15,490
Denominator:
Basic weighted-average shares outstanding	19,541	19,170	19,342	19,133
Dilutive effect of stock-based awards	429	168	408	205
Diluted weighted-average shares outstanding	19,970	19,338	19,750	19,338
Earnings per common share:
Basic	$0.27	$0.15	$0.73	$0.81
Diluted	$0.27	$0.15	$0.72	$0.80

There were 287 thousand shares and 984 thousand shares excluded from the computation of EPS for the three months ended September 30, 2012 and September 30, 2011, respectively, because their inclusion would have been anti-dilutive. There were 426 thousand shares and 812 thousand shares excluded from the computation of EPS for the nine months ended September 30, 2012 and September 30, 2011, respectively, because their inclusion would have been anti-dilutive.

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
The effective tax rates for the three months ended September 30, 2012 and September 30, 2011 were 39.7% and 34.3%, respectively. The effective income tax rate for both periods was unfavorably impacted by losses in foreign jurisdictions on which no tax benefit has been recognized. The rate for the three months ended September 30, 2011 was favorably impacted primarily by Federal income tax credits under the Hiring Incentives to Restore Employment ("HIRE") Act .
The effective tax rates for the nine months ended September 30, 2012 and September 30, 2011 were 40.3% and 24.4%, respectively. The effective income tax rate for both periods was unfavorably impacted by losses in foreign jurisdictions and reductions to deferred tax assets for stock-based compensation grants that expired with no corresponding tax benefit. In addition, the 2011 rate was favorably impacted by a reduction in the fine reserve for the United Kingdom's Office of Fair Trading ("OFT") matter and Federal income tax credits under the HIRE Act.

12.	Reporting Segments
The Company has three reportable segments as follows:

•
Global Engineering and Technology Solutions (“GETS”) - The Company provides engineering and information technology solutions for its clients that involve the production of deliverable work products or services performed at a CDI facility or at a client's facility under the supervision of CDI personnel. These solutions typically include analysis of a client's engineering or information technology needs and the development of a solution that generally range in duration from several months to multiple years. Depending on the industry, engineering services can include such functions as feasibility studies, technology assessment, conceptual design, cost estimating, preliminary design, execution planning, procurement optimization, detailed design, testing and validation of regulatory compliance, technology integration and operating and maintenance support. Information technology services can include assessments, execution of business application services, web development, help desk support, quality assurance and testing and program management. GETS provides these solutions through a delivery model consisting of: centers of excellence, with concentrated skill sets required for larger, more complex projects; regional centers to service local needs of clients; client-centered offices to deliver site-specific services; and off-shore and near-shore centers to leverage low-cost design resources.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment data is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue:
GETS	$83,550	$83,229	$245,587	$242,395
PSS	178,372	171,539	535,380	498,649
MRI	17,468	17,706	53,448	50,805
Total revenue	$279,390	$272,474	$834,415	$791,849

Gross profit:
GETS	$24,241	$24,586	$70,942	$73,230
PSS	22,679	24,875	70,878	71,486
MRI	7,800	8,281	24,113	24,316
Total gross profit	$54,720	$57,742	$165,933	$169,032

Operating profit:
GETS	$7,515	$5,768	$19,474	$13,887
PSS (1)	4,525	4,125	15,388	19,318
MRI	2,727	2,461	7,718	6,699
Corporate	(5,758)	(7,933)	(18,318)	(19,026)
Total operating profit	9,009	4,421	24,262	20,878
Other income (expense), net	(47)	(63)	(165)	(222)
Income before income taxes	$8,962	$4,358	$24,097	$20,656

(1)	In the second quarter of 2011, the Company's PSS segment recorded a $9.7 million benefit related to the successful legal appeal of the United Kingdom's Office of Fair Trading matter.

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially from external clients.

Reporting segment asset data is presented in the following table:

	September 30,	December 31,
	2012	2011

Assets:
GETS	$142,561	$130,730
PSS	173,724	162,835
MRI	26,739	28,697
Corporate	55,307	68,434
Total assets	$398,331	$390,696

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
Revenue during the third quarter ended September 30, 2012 increased by $6.9 million or 2.5% as compared to the third quarter of 2011, primarily due to growth in PSS. Gross profit decreased by $3.0 million and gross margin decreased to 19.6% from 21.2%, primarily reflecting higher growth in the lower margin PSS staffing business and a decrease in higher margin infrastructure engineering projects in GETS. Operating profit was $9.0 million during the third quarter of 2012 as compared to $4.4 million during the third quarter of 2011. The third quarter of 2011 operating profit included a charge of $0.6 million associated with the severance of certain senior-level executives. Operating profit improved primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011 and savings from additional cost containment efforts. Net income attributable to CDI was $5.3 million during the third quarter of 2012 as compared to $2.8 million in the third quarter of 2011. The third quarter of 2011 net income includes the benefit of a Hiring Incentives to Restore Employment (HIRE) Act Federal income tax credit of $0.3 million.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations

Consolidated Discussion

Three months ended September 30, 2012 as compared to the three months ended September 30, 2011

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$83,550	29.9%	$83,229	30.5%	$321	0.4%
PSS	178,372	63.8	171,539	63.0	6,833	4.0
MRI	17,468	6.3	17,706	6.5	(238)	(1.3)
Total Revenue	$279,390	100.0	$272,474	100.0	$6,916	2.5
Gross profit	$54,720	19.6	$57,742	21.2	$(3,022)	(5.2)
Operating and administrative expenses	$45,711	16.4	$53,321	19.6	$(7,610)	(14.3)
Operating profit	$9,009	3.2	$4,421	1.6	$4,588	103.8
Pre-tax profit	$8,962	3.2	$4,358	1.6	$4,604	105.6
Net income attributable to CDI	$5,349	1.9	$2,814	1.0	$2,535	90.1
Cash flow provided by (used in) operations	$9,014		$(1,681)
Effective income tax rate	39.7%		34.3%
After-tax return on CDI shareholders' equity (1)	4.9%		0.2%
Pre-tax return on net assets (2)	9.1%		3.9%

(1)	Net Income (loss) attributable to CDI divided by the average of the beginning and ending balances of CDI shareholder's equity for the prior 12 consecutive months.

(2)
Income (loss) before income taxes for the year, divided by the average net assets at the beginning and end of the year for the prior 12 consecutive months. Net assets include total assets minus total liabilities excluding cash and cash equivalents, income tax accounts and debt.

Revenue increased for the third quarter of 2012 as compared to the third quarter of 2011 primarily due to growth in PSS. GETS and PSS increased revenues in each of the three strategic industry verticals. The increase in GETS revenue was predominantly offset by a decrease in the "Other" industry verticals due primarily to reduced spending by state and local governments on infrastructure engineering projects. The increase in PSS revenue was partially offset by a decrease in the "Other" industry verticals due primarily to the completion of several projects.
Gross profit dollars and gross profit margin decreased for the third quarter of 2012 as compared to the third quarter of 2011. The decrease was primarily due to the growth in lower margin PSS business and a decrease in higher margin infrastructure engineering projects in GETS.
Operating profit improved primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011 and savings from additional cost containment efforts.
The effective income tax rate for both periods was unfavorably impacted by losses in foreign jurisdictions on which no tax benefit has been recognized. The rate for the three months ended September 30, 2011 was favorably impacted by Federal income tax credits under the HIRE Act.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Consolidated Discussion - Continued

Nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$245,587	29.4%	$242,395	30.6%	$3,192	1.3%
PSS	535,380	64.2	498,649	63.0	36,731	7.4
MRI	53,448	6.4	50,805	6.4	2,643	5.2
Total Revenue	$834,415	100.0	$791,849	100.0	$42,566	5.4
Gross profit	$165,933	19.9	$169,032	21.3	$(3,099)	(1.8)
Operating and administrative expenses (1)	$141,671	17.0	$148,154	18.7	$(6,483)	(4.4)
Operating profit	$24,262	2.9	$20,878	2.6	$3,384	16.2
Pre-tax profit	$24,097	2.9	$20,656	2.6	$3,441	16.7
Net income attributable to CDI	$14,124	1.7	$15,490	2.0	$(1,366)	(8.8)
Cash flow provided by (used in) operations	$1,182		$(1,877)
Effective income tax rate	40.3%		24.4%

(1)	In the second quarter of 2011, the Company's PSS segment recorded a $9.7 million benefit related to the successful legal appeal of the OFT matter.
Revenue increased for the first nine months of 2012 as compared to the first nine months of 2011 driven by growth in all segments, particularly PSS. The OGC industry vertical was the primary driver of growth in both PSS and GETS. These increases were partially offset by the declining revenues in the "Other" industry verticals due primarily to reduced spending by state and local governments on infrastructure engineering projects in GETS and the completion of several projects in PSS.
Gross profit dollars and gross profit margin decreased for the first nine months of 2012 as compared to the first nine months of 2011 due primarily to the decrease in higher margin infrastructure projects in GETS and the higher growth in lower margin business in PSS and MRI.
Operating profit for the first nine months of 2011 includes a benefit of $9.7 million related to the successful legal appeal of the United Kingdom's Office of Fair Trading ("OFT") matter. Excluding the impact of the OFT matter, operating profit improved primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011 and savings from additional cost containment efforts.
The effective income tax rate for both periods was unfavorably impacted by losses in foreign jurisdictions and reductions to deferred tax assets for stock-based compensation grants that expired with no corresponding tax benefit. In addition, the 2011 rate was favorably impacted by a reduction in the fine reserve for the OFT matter and Federal income tax credits under the HIRE Act.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Discussion

Global Engineering and Technology Solutions ("GETS ")

Three months ended September 30, 2012 as compared to the three months ended September 30, 2011

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$27,713	33.2%	$26,026	31.3%	$1,687	6.5%
Aerospace and Industrial Equipment ("AIE")	19,500	23.3	18,094	21.7	1,406	7.8
Hi-Tech	8,502	10.2	7,381	8.9	1,121	15.2
Other	27,835	33.3	31,728	38.1	(3,893)	(12.3)
Total revenue	83,550	100.0	83,229	100.0	321	0.4
Cost of services	59,309	71.0	58,643	70.5	666	1.1
Gross profit	24,241	29.0	24,586	29.5	(345)	(1.4)
Operating and administrative expenses	16,726	20.0	18,818	22.6	(2,092)	(11.1)
Operating profit	$7,515	9.0	$5,768	6.9	$1,747	30.3

GETS' revenue increased during the third quarter of 2012 as compared to the third quarter of 2011 due to the growth in the OGC, AIE and Hi-Tech industry verticals partially offset by a decrease in the "Other" industry verticals. The increase in OGC revenue was driven by strong growth within existing clients partially offset by the loss of certain non-strategic clients. AIE revenue growth was beneficially impacted by strong growth in commercial aviation business, partially offset by declines in government-related spending and defense-related projects. Hi-Tech revenue increased in the third quarter of 2012 as compared to the third quarter of 2011 due primarily to an increase in project revenue. The "Other" industry verticals experienced continued weakness in state and local government spending on infrastructure engineering projects partially offset by increased naval defense spending.

GETS' gross profit dollars and gross profit margin decreased for the third quarter of 2012 as compared to the third quarter of 2011 primarily due to the decline in higher margin infrastructure engineering projects.

GETS' operating and administrative expenses decreased during the third quarter of 2012 as compared to the third quarter of 2011 primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011 and savings from additional cost containment efforts.

GETS' operating profit increased for the third quarter of 2012 as compared to the third quarter of 2011 driven by lower operating and administrative expenses primarily due to the ongoing cost savings from the restructuring initiative and savings from additional cost containment efforts partially offset by the decline in higher margin infrastructure engineering projects.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Global Engineering and Technology Solutions - Continued

Nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$83,908	34.2%	$72,942	30.1%	$10,966	15.0%
Aerospace and Industrial Equipment ("AIE")	53,918	22.0	54,431	22.5	(513)	(0.9)
Hi-Tech	24,653	10.0	22,163	9.1	2,490	11.2
Other	83,108	33.8	92,859	38.3	(9,751)	(10.5)
Total revenue	245,587	100.0	242,395	100.0	3,192	1.3
Cost of services	174,645	71.1	169,165	69.8	5,480	3.2
Gross profit	70,942	28.9	73,230	30.2	(2,288)	(3.1)
Operating and administrative expenses	51,468	21.0	59,343	24.5	(7,875)	(13.3)
Operating profit	$19,474	7.9	$13,887	5.7	$5,587	40.2

GETS' revenue increased during the first nine months of 2012 as compared to the first nine months of 2011 primarily due to the growth in the OGC and Hi-Tech industry verticals partially offset by a decrease in the "Other" industry verticals. The increase in OGC revenue was primarily driven by the growth within existing clients in the gas and chemical industries. Hi-Tech revenue increased in the first nine months of 2012 as compared to the first nine months of 2011 due primarily to the growth within existing clients. The "Other" industry verticals experienced continued weakness in state and local government spending on infrastructure engineering projects partially offset by increased naval defense spending.

GETS' gross profit dollars and gross profit margin decreased for the first nine months of 2012 as compared to the first nine months of 2011 primarily due to the decline in higher margin infrastructure engineering projects.

GETS' operating and administrative expenses decreased during the first nine months of 2012 as compared to the first nine months of 2011 primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011 and savings from additional cost containment efforts.

GETS' operating profit increased for the first nine months of 2012 as compared to the first nine months of 2011 driven by lower operating and administrative expenses primarily due to the ongoing cost savings from the restructuring plan and savings from additional cost containment efforts partially offset by the decline in higher margin infrastructure engineering projects.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Services Staffing ("PSS")

Three months ended September 30, 2012 as compared to the three months ended September 30, 2011

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$31,551	17.7%	$22,855	13.3%	$8,696	38.0%
Aerospace and Industrial Equipment ("AIE")	21,555	12.1	16,351	9.5	5,204	31.8
Hi-Tech	72,136	40.4	69,930	40.8	2,206	3.2
Other	53,130	29.8	62,403	36.4	(9,273)	(14.9)
Total revenue	178,372	100.0	171,539	100.0	6,833	4.0
Cost of services	155,693	87.3	146,664	85.5	9,029	6.2
Gross profit	22,679	12.7	24,875	14.5	(2,196)	(8.8)
Operating and administrative expenses	18,154	10.2	20,750	12.1	(2,596)	(12.5)
Operating profit	$4,525	2.5	$4,125	2.4	$400	9.7

PSS' revenue increased for the third quarter of 2012 as compared to the third quarter of 2011 driven by growth in the OGC, AIE and Hi-Tech industry verticals, partially offset by a decrease in revenue in the "Other" industry verticals. OGC revenue growth was primarily due to increased demand for pipeline-related inspection activities at existing clients. AIE revenue growth was primarily due to the impact of new clients. Hi-Tech revenue growth was primarily due to increased demand at existing clients and to lesser extent the impact of new clients. Revenue in the "Other" industry verticals decreased due primarily to the impact of the completion of several projects for clients in the financial services and construction industries.
PSS' gross profit dollars decreased for the third quarter of 2012 as compared to the third quarter of 2011. PSS' gross profit margin declined primarily due to a higher percentage of revenue being derived from lower margin business.

PSS' operating and administrative expenses decreased during the third quarter of 2012 as compared to the third quarter of 2011 primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011 and savings from additional cost containment efforts.

PSS' operating profit increased for the third quarter of 2012 as compared to the third quarter of 2011 driven by lower operating and administrative expenses primarily due to the ongoing cost savings from the restructuring initiative and savings from additional cost containment efforts partially offset by a higher percentage of revenue being derived from lower margin business.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Services Staffing - Continued

Nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011
The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$85,589	16.0%	$56,508	11.3%	$29,081	51.5%
Aerospace and Industrial Equipment ("AIE")	62,743	11.7	46,264	9.3	16,479	35.6
Hi-Tech	222,869	41.6	213,785	42.9	9,084	4.2
Other	164,179	30.7	182,092	36.5	(17,913)	(9.8)
Total revenue	535,380	100.0	498,649	100.0	36,731	7.4
Cost of services	464,502	86.8	427,163	85.7	37,339	8.7
Gross profit	70,878	13.2	71,486	14.3	(608)	(0.9)
Operating and administrative expenses (1)	55,490	10.4	52,168	10.5	3,322	6.4
Operating profit	$15,388	2.9	$19,318	3.9	$(3,930)	(20.3)

(1)	In the second quarter of 2011, the Company's PSS segment recorded a $9.7 million benefit related to the successful legal appeal of the OFT matter.

PSS' revenue increased for the first nine months of 2012 as compared to the first nine months of 2011 driven by growth in the OGC, AIE and Hi-Tech industry verticals, partially offset by the revenue decrease in the "Other" industry verticals. OGC revenue growth was primarily due to increased demand for pipeline-related inspection activities. AIE revenue growth was primarily due to the impact of new clients. Hi-Tech revenue growth was primarily due to increased demand at existing clients. Revenue in the "Other" industry verticals decreased due primarily to the impact of the completion of several projects for clients in the financial services and construction industries.
PSS' gross profit dollars remained relatively flat in the first nine months of 2012 as compared to the first nine months of 2011. PSS' gross profit margin declined primarily due to a higher percentage of revenue being derived from lower margin business.

PSS's operating and administrative expenses for the first nine months of 2011 includes a benefit of $9.7 million related to the successful legal appeal of the OFT matter. Excluding the impact of the OFT matter, operating and administrative expenses decreased primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011 and savings from additional cost containment efforts.
Operating profit for the first nine months of 2011 includes a benefit of $9.7 million related to the successful legal appeal of the OFT matter. Without the impact of the OFT matter, operating profit improved primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011 and savings from additional cost containment efforts.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International ("MRI")

Three months ended September 30, 2012 as compared to the three months ended September 30, 2011

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$13,430	76.9%	$13,436	75.9%	$(6)	—%
Royalties and Franchise Fees	4,038	23.1	4,270	24.1	(232)	(5.4)
Total revenue	17,468	100.0	17,706	100.0	(238)	(1.3)
Cost of services	9,668	55.3	9,425	53.2	243	2.6
Gross profit	7,800	44.7	8,281	46.8	(481)	(5.8)
Operating and administrative expenses	5,073	29.0	5,820	32.9	(747)	(12.8)
Operating profit	$2,727	15.6	$2,461	13.9	$266	10.8

MRI's revenue decreased for the third quarter of 2012 as compared to the third quarter of 2011 due primarily to the decline in royalty revenue related to reduced placements at MRI franchises. Contract staffing revenue remained flat compared to the third quarter of 2011.
MRI's gross profit dollars and margin decreased due to the decline in royalties and lower margins in the contract staffing business in the third quarter of 2012 as compared to the third quarter of 2011.

MRI's operating and administrative expenses decreased during the third quarter of 2012 as compared to the third quarter of 2011 primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011.
MRI's operating profit increased for the third quarter of 2012 as compared to the third quarter of 2011 driven primarily by the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011 and savings from additional cost containment efforts partially offset by the decline in royalties and lower margins in the contract staffing business.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International - Continued

Nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$41,240	77.2%	$38,385	75.6%	$2,855	7.4
Royalties and Franchise Fees	12,208	22.8	12,420	24.4	(212)	(1.7)
Total revenue	53,448	100.0	50,805	100.0	2,643	5.2
Cost of services	29,335	54.9	26,489	52.1	2,846	10.7
Gross profit	24,113	45.1	24,316	47.9	(203)	(0.8)
Operating and administrative expenses	16,395	30.7	17,617	34.7	(1,222)	(6.9)
Operating profit	$7,718	14.4	$6,699	13.2	$1,019	15.2

MRI's revenue increased for the first nine months of 2012 as compared to the first nine months of 2011 due primarily to growth in contract staffing revenue related to MRI franchises.
MRI's gross profit dollars and margin decreased in the first nine months of 2012 as compared to the first nine months of 2011 due to a shift in mix to lower margin contract staffing business compared to royalty and franchise fee revenue.
MRI's operating and administrative expenses decreased for the first nine months of 2012 as compared to the first nine months of 2011 primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011.
MRI's operating profit increased for the first nine months of 2012 as compared to the first nine months of 2011 primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011.

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
At September 30, 2012, the Company had cash and cash equivalents of $17.1 million. At September 30, 2012, there were $2.8 million of outstanding borrowings, $3.6 million of letters of credit outstanding and $43.6 million available to borrow under the Credit Agreement with JPMorgan Chase Bank, N.A., the term of which expires on November 30, 2012. The Company is evaluating options to address the expiration of the Credit Facility on November 30, 2012, including refinancing with a new credit facility. The Credit Agreement contains customary affirmative covenants. In addition, the Credit Agreement contains certain negative covenants, including requirements to maintain a minimum liquidity balance (unrestricted cash and cash equivalents plus the amount of the unused credit line) of $20.0 million at the end of each fiscal quarter and $25.0 million before CDI Corp. can pay a dividend. The Company was in compliance with all financial covenants under the Credit Agreement as of September 30, 2012.
As of September 30, 2012, approximately 99% of the Company's cash and cash equivalents are held by certain non-U.S. subsidiaries, principally a Canadian entity, as well as being denominated in foreign currencies, principally Canadian dollars. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries, because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.
The following table summarizes the net cash provided by (used in) for the major captions from the Company's consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2012	2011	Change

Operating Activities	$1,182	$(1,877)	$3,059
Investing Activities	(4,577)	(5,197)	620
Financing Activities	(6,904)	(3,095)	(3,809)
Operating Activities
For the first nine months of 2012, the Company provided $1.2 million net cash from operating activities, which was a $3.1 million improvement from the comparable period in 2011. Cash flow provided by operating activities increased due to the improvement in net income, after adjusting for non-cash items, partially offset by $4.6 million in payments during 2012 related to the restructuring announced in 2011 and an increase in working capital requirements due to the growth of the Company's business.
Investing Activities
For the first nine months of 2012, the Company used $4.6 million net cash in investing activities or $0.6 million less than the comparable period in 2011, which is primarily a result of less capital expenditures.
Financing Activities
For the first nine months of 2012, the Company used $6.9 million net cash in financing activities or $3.8 million more cash as compared to the comparable period in 2011 primarily due to the decrease in net short-term borrowings.

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

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of September 30, 2012 is not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. At September 30, 2012 there was $2.8 million of outstanding borrowings, $3.6 million of letters of credit outstanding, and $43.6 million available to borrow under the Credit Agreement with JPMorgan Chase Bank, N.A., the term of which expires on November 30, 2012. The Company's cash balances are primarily invested in money market funds at variable rates and fixed term deposits. Due to the Company's cash balance, interest rate fluctuations will affect the Company's return on its investments.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date to provide reasonable assurance that information reported in this Form 10-Q Report is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting during the Company's third quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CDI Corp.
Date:	October 31, 2012	By:	/s/ Robert M. Larney
Robert M. Larney
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Form of 2012 Executive Incentive Program Overview distributed to executive officers.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Regulation S-T, these interactive data files are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.