Form 10-K
period 2012-12-31
CDI CORP
filed 2013-03-01
CIK 18396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2012
or

☐	Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
for the Transition Period from                       to                      .

Commission file number: 001-05519

CDI Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania (State of incorporation)	Securities registered pursuant to Section 12(b) of the Act:

1717 Arch Street, 35th Floor, Philadelphia, PA 19103-2768 (Address of principal executive offices)	Common stock, $0.10 par value (Title of each class)

23-2394430 (I.R.S. Employer Identification Number)	New York Stock Exchange (Name of exchange on which registered)
(215) 569-2200 (Registrant's telephone number, including area code)	Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ YES ☒ NO
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ YES ☒ NO
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☐                    Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ YES ☒ NO
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $232,487,696.
The number of shares outstanding of each of the registrant's classes of common stock as of February 22, 2013 was as follows:

Common stock, $0.10 par value Class B common stock, $0.10 par value	19,359,983 Shares None

Documents Incorporated By Reference
Portions of the registrant's definitive proxy statement for its 2013 annual meeting of shareholders (to be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year end of December 31, 2012) are incorporated by reference into Part III of this Form 10-K.

CDI CORP.

Caution Concerning Forward–Looking Statements
This report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategies for growth and future financial results (such as revenue, gross profit, operating profit, cash flow, and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by clients in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our clients' capital projects or the inability of our clients to pay our fees; the inability to successfully execute on our strategic plan; the termination of a major client contract or project; delays or reductions in government spending, including the impact of sequestration on U.S. government defense spending; credit risks associated with our clients; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on client contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about some of these and other risks and uncertainties may be found in our filings with the SEC, particularly in the “Risk Factors” section in Part I, Item 1A of this Form 10-K Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context otherwise requires, all references herein to “CDI,” the “Registrant,” the “Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART I.

Item 1.    Business

General
CDI Corp. (NYSE:CDI) is an integrated engineering and technology services organization providing differentiated, client-focused solutions in select global industries.

In December 2011, the Company announced a strategic plan that involved business model and organizational changes. These changes resulted in a change in the composition of the Company's reporting segments. Accordingly, certain historical segment financial information has been reclassified to conform to the Company's current reporting segment structure.

Services
CDI provides a range of integrated engineering and technology solutions and professional staffing services through an organizational platform focused on services offered to clients, geographic markets that reflect its clients' growth plans and select industries that are aligned with the Company's core capabilities. The Company's reporting segments are as follows:

•
Global Engineering and Technology Solutions (“GETS”) - The Company provides engineering and information technology solutions for its clients that involve the production of deliverable work products or services performed at a CDI facility or at a client's facility under the supervision of CDI personnel. These solutions typically include analysis of a client's engineering or information technology needs and the development of a solution that generally ranges in duration from several months to multiple years. Depending on the industry, engineering services can include such functions as feasibility studies, technology assessment, conceptual design, cost estimating, preliminary design, execution planning, procurement optimization, detailed design, testing and validation of regulatory compliance, technology integration and operating and maintenance support. Information technology services can include assessments, execution of business application services, web development, help desk support, quality assurance and testing and program management. GETS provides these solutions through a delivery model consisting of: centers of excellence, with concentrated skill sets required for larger, more complex projects; regional centers to service local needs of clients; client-centered offices to deliver site-specific services; and off-shore and near-shore centers to leverage low-cost design resources.

•
Professional Services Staffing (“PSS”) - The Company provides skilled technical and professional personnel to its clients for discrete periods of time to augment the client's workforce in times of project, seasonal, peak period or business cycle needs. These engagements can range from several months to multiple years in duration. The Company also provides permanent placement services. The Company provides professional staffing services to targeted industries that include managed services and managed staffing programs, functional staffing outsourcing and business advisory services. PSS provides these services through a delivery model, which provides centralized global staffing delivery focused on select engineering and technology skill sets and competencies.

•
Management Recruiters International (“MRI”) - MRI is a global franchisor that does business as MRINetwork® and provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their clients. The MRI franchisees provide permanent placement services primarily under the brand names Management Recruiters®, Sales Consultants®, CompuSearch® and OfficeMates 5®. MRI also provides training and support, implementation services and back-office services to enable franchisees to pursue contract staffing opportunities.

CDI is focused on offering its services in three geographic regions: the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). These geographic regions have organizations that include client-facing management and teams deployed in a strategic client engagement model to provide focused client development, to sell offerings across the Company's service lines and to manage successful long-term client relationships. The majority of the Company's operations are currently in the Americas.

Business Strategy
The Company's strategic growth plan includes focusing on high-potential growth opportunities in a discrete number of priority industries, selective expansion of the Company's geographic footprint to meet the global needs of the Company's core clients.

Key elements of the Company's strategic growth plan are as follows:

•
Continue development of the client engagement model in three geographic regions: the Americas, EMEA and APAC. These geographic regions are designed to build deeper and more strategic client relationships in targeted industries across the portfolio of CDI services.

•	GETS' primary focus is to more effectively deliver value-added engineering and information technology solutions services to the Company's clients.

•	PSS will provide global talent sourcing and delivery.

•	Continue development of global model that centralizes support functions and processes to optimize execution and more effectively manage costs.

•	Prioritize investments in the following strategic industry verticals: Oil, Gas and Chemicals; Aerospace and Industrial Equipment; and Hi-Tech.

Other Information
The Company was incorporated in Pennsylvania on July 30, 1985. It is the successor registrant to CDI Corporation, which was incorporated in Pennsylvania on September 16, 1950.

Clients/Markets
The Company's clients consist primarily of: multi-national, national and regional companies; and U.S. Federal, state and local governments. The Company seeks to expand its service offerings of engineering and technology solutions as well as professional staffing within the Oil, Gas and Chemicals, Aerospace and Industrial Equipment, and Hi-Tech industries. The Company also does significant business in other industries, including the U.S. defense, infrastructure, transportation and financial services industries. Revenue from one client, International Business Machines Corporation (“IBM”), accounted for approximately 20% of total CDI consolidated revenue in 2012.

MRI provides trademarks and business systems, as well as service, training, support and ancillary services to its franchisees, to enable them to be successful in their businesses. MRI seeks to sell new franchises and renew existing franchises. New franchisees have historically been brought into the MRI network primarily on a referral basis. MRI's business is not dependent on any single franchisee.

Pricing
The Company generally determines its pricing based on mark-ups of its employees' or contractors' hourly rates of pay and bill rates for staffing, project and outsourcing services. Permanent placement revenue is generally contingent upon filling an assigned position. If the client hires the candidate, the Company receives a fee based on an agreed-upon rate, which generally is a percentage of the candidate's first-year compensation. Clients typically invite several companies to bid for contracts, which the Company believes are awarded primarily on the basis of prior performance, reputation, value-added services, technological capability and price. Clients frequently award multi-vendor contracts.

MRI's revenue also includes franchising revenue that consists of royalties and initial franchise fees. MRI receives royalty fees based on a percentage of the franchisee's permanent placement fees and any other revenue collected. New franchise agreements generally have a term of 10 to 15 years. Individual franchises may be acquired by qualified candidates both in the U.S. and internationally. The domestic pricing structure includes an initial fee and a royalty rate schedule.

Competition
The Company competes in global, national, and regional markets with numerous engineering and information technology outsourcing companies and with temporary staffing and permanent placement firms. All segments of the Company's operations face competition in attracting both clients and high-quality specialized employment candidates.

The engineering and information technology outsourcing business is highly fragmented. Certain of the Company's competitors have greater financial resources and offer a broader range of services and others are smaller and tend to be more specialized. The extent of the competition varies according to the particular markets and geographic area. The degree and type of competition is also influenced by the type and scope of a particular project.

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

The Company's primary competitors include: Jacobs Engineering Group Inc.; AECOM Technology Corporation; Day & Zimmermann, Inc.; Gibbs and Cox, Inc.; Chicago Bridge & Iron Company N.V.; Belcan Corporation; S&B Engineers and Constructors, Ltd.; CIBER, Inc.; Computer Task Group, Inc.; ManpowerGroup, Inc.; Aerotek, Inc.; Adecco S.A.; Randstad Holding N.V.; Hays plc; Robert Half International, Inc.; Heidrick & Struggles International, Inc.; Korn/Ferry International; and Kforce, Inc.

Safeguards-Business, Disaster and Contingency Planning
CDI has a number of safeguards that seek to protect the Company from various system-related risks. Given the significant amount of data generated in the Company's key processes, including client-related projects, recruiting, payroll, and client invoicing, CDI has implemented fault tolerant processing capability within the Company's primary data center. This mitigates the risks related to hardware failure. Additionally, CDI has contracted for a backup facility for its primary data center operations in the event of a catastrophic issue in the primary location. All critical data is replicated to this backup facility, and CDI maintains and annually tests its Information Technology Disaster Recovery Plan for its core systems and associated data.

Employees
As of December 31, 2012, CDI had approximately 800 staff employees. In addition, CDI had approximately 9,300 employees and other workers engaged as billable personnel. The number of billable employees and other workers varies in relation to the number of projects and assignments in progress at any particular time.

Access to Company Information
CDI maintains a website at www.cdicorp.com and makes available free of charge on that website (under the “Investor Relations” tab) the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q,current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after CDI electronically files these materials with, or furnishes them to, the Securities and Exchange Commission. Also available on CDI's website are the Company's Corporate Governance Principles, Code of Conduct and the charters for the Audit Committee, Compensation Committee, Finance Committee, Executive Committee and Governance and Nominating Committee. The information contained on CDI's website, or on other websites linked to CDI's website, is not part of, or incorporated in, this report.

Item 1A.    Risk Factors
CDI's business involves a number of risks, many of which are beyond our control. The risks and uncertainties described below could individually or collectively have a material adverse effect on our business, assets, profitability or prospects. While these are not the only risks and uncertainties we face, management believes that the more significant risks and uncertainties are as follows:

CDI's business is heavily dependent on capital spending by clients in the industries we serve, and cuts in capital spending and economic downturns may result in the loss of revenue and profitability.
The demand for CDI's services is highly dependent upon the level of capital spending by our clients, especially in our engineering project outsourcing business and in certain portions of our staffing business. The pace of client capital spending programs, new product launches and similar activities have a direct impact on our clients' needs for project outsourcing and both temporary and permanent employees. In recent years, there have been delays and cancellations of projects due to credit constraints and weak economic conditions experienced by some of our clients. Such delays and cancellations can adversely affect CDI's revenue and profitability.

Unfavorable economic conditions could negatively affect CDI's business.
Financial markets in the U.S., Europe and Asia experienced extreme disruption in recent years, causing severely tightened credit availability, increases in unemployment and general declines in the U.S. economy and economies around the world. While conditions have improved in many countries, the economic recovery has been somewhat slower and weaker than following previous economic downturns. If, in the event of unfavorable economic conditions, companies limit their spending on the services which CDI provides, this could have a material adverse effect on our financial and operating performance.

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

In addition, our MRI segment derives royalty revenue from franchisees. If persons hoping to start MRI franchises are unable to obtain credit, they could be prevented from purchasing franchises, which could impede our growth in that sector. If current franchisees are unable to obtain credit, it could cause downsizing in their organizations, in turn negatively affecting MRI's royalty revenue, potentially having a material adverse effect on CDI's financial and operating performance.

While CDI manages its cost structure in response to reduced demand for our services, these efforts may not be successful in having us remain profitable or, if profitable, maintain our current profit margins.

Our revenues are subject to uncertainties and cyclicality. Our results of operations depend on, among other factors, new contract awards and contract renewals, and the selection process and timing for performing these contracts are subject to contingencies beyond our control. In addition, our client contracts and arrangements may be adjusted, canceled or suspended by our clients, in most cases on short notice.
A significant portion of our revenues is directly or indirectly derived from awards of long-term contracts. It is difficult to predict whether and when we will receive such awards due to the typically lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, clients' financing arrangements and governmental approvals. Because a meaningful portion of our revenues is generated from these contracts, CDI's results of operations and cash flows can fluctuate from quarter to quarter depending on the timing of contract awards and contract renewals.

Furthermore, substantially all of CDI's contracts are subject to cancellation or termination at the discretion of the client, typically on short notice. Many of our contracts, particularly in the staffing business, contain no minimum purchase obligations on the part of the client. Project contracts are generally subject to changes in the scope of services to be provided. Accordingly, we do not have a guaranteed backlog of business.

Many of the industries we serve are cyclical, and fluctuations in commodity prices could also have a material adverse impact on our operating results.
Many of the industries CDI serves (such as the oil, gas and chemical industries) historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies, such as what was experienced in recent years. Consequently, CDI's results of operations have fluctuated and may continue to fluctuate depending on the demand for services from these cyclical industries. For example, fluctuations in commodity prices (such as chemicals or oil and gas) can have a significant impact on our engineering outsourcing and staffing businesses, since those prices have a direct effect on our clients' decisions to invest in capital projects. Rising commodity prices can negatively impact the financial returns on those projects, which may result in projects being delayed or canceled, which in turn could have a material adverse impact on our operating results.

If we are not able to successfully execute on our growth strategy, our business and results of operations would be adversely affected.
In December 2011, CDI announced a strategic plan designed to enhance the company's long-term growth. The strategic plan, which was described earlier in this Form 10-K Report, included a restructuring of CDI's operations. Executing on our strategic growth plan requires, among other things, expending capital, developing and adopting new technologies, recruiting, developing, motivating and retaining talented employees, and changing our corporate culture. We have also reorganized our business, which is reflected in our current reporting segments. The results for 2012 present our performance under this new structure. If we are unable to continue to successfully execute any or all of the initiatives contained in our plan, our revenues, operating results and profitability may be adversely affected. Even if we successfully implement our strategic plan, we cannot guarantee that our revenues, operating results and profitability will continue to improve.

The loss of one or more major clients could have a material adverse effect on our financial results.
The loss of one or more major clients or projects, or a significant decrease in the volume of business that we receive from such major clients or projects could have a material adverse effect on CDI's financial condition and results of operations. Revenue from one client, IBM, accounted for approximately 20% of total CDI consolidated revenue in 2012. Our current contract with IBM was extended at the end of 2011, with a new three-year term, but which is subject to termination by IBM with or without cause at any time.

CDI derives a substantial portion of its revenue and profits from government agencies. If adequate government funding is delayed or is not available, then our revenue and profits could decline.
CDI is a party to many prime contracts and subcontracts involving U.S. federal, state and local governments and their agencies and authorities. Such contracts are subject to various uncertainties, restrictions and regulations. All levels of government are facing budget pressures, and government contracts are exposed to risks associated with appropriations.

Contracts with the U.S. federal government, for example, are subject to the uncertainties of Congressional funding. During 2011, the U.S. Government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (the “Budget Act”) passed by Congress. As a result, unless Congress and the Administration take further action, the Budget Act will trigger major automatic reductions in both defense and discretionary spending beginning in March 2013. While the impact of this “sequestration” is yet to be determined, automatic across-the-board cuts would likely result in disruption of ongoing programs, facilities closures and personnel reductions in the defense sector and could have significant adverse consequences to our U.S. Government business. Additional uncertainty regarding U.S. federal government funding arises from the fact that appropriations for the government's current fiscal year have only been approved by Congress and the President through March 27, 2013.

Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public-supported financing, such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects. As a result, a project we are currently working on may only be partially funded and thus additional public funding may be required in order to complete our contract. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs may even be eliminated. As a result, CDI's government clients may terminate our contracts for convenience or decide not to renew the contracts with little or no prior notice. Government contracts may also contain terms (such as broad indemnification obligations) that expose CDI to higher levels of risk and potential liability than non-government contracts.

CDI's project outsourcing services expose the company to potential professional liability, product liability, warranty and other claims. Our project outsourcing business may encounter difficulties that result in additional costs, reductions in revenues, claims, disputes and the payment of damages.
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

CDI's project outsourcing services often involve complex design and engineering, significant procurement of equipment and supplies, and broad construction management. We may encounter difficulties in the design or engineering, equipment and supply delivery, schedule changes and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. In addition, we often rely on third-party equipment manufacturers as well as other third-party subcontractors to assist with the completion of our contracts. Any delay by these equipment manufacturers or subcontractors to complete their respective portions of a project, or any failure by subcontractors to satisfactorily complete their respective portions of a project, as well as other factors beyond our control, may result in delays in the overall progress of such project, cause us to incur additional costs or both. These delays and additional costs may be substantial, and we may be required to compensate the client for these delays. While we may recover these additional costs from the responsible vendor, subcontractor or other third party, we may not be able to recover all of these costs in all circumstances.

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
Many U.S., state, local and foreign laws and regulations govern and impact the business, operations and employees of CDI. These laws and regulations are often complex. CDI's policies mandate compliance with all applicable laws and regulations, and we maintain a compliance program and provide employees with training, guidelines and information about laws and regulations. CDI has controls and procedures in place that are designed to detect and prevent legal violations and errors and misconduct by employees. However, these policies, programs, controls and procedures cannot provide assurance that employees or agents of CDI will not violate any laws or regulations. Government regulatory agencies can investigate CDI's compliance with laws and regulations and, if they believe there have been violations, can seek to impose significant fines and penalties (both civil and criminal) on us. Recent laws, such as the Dodd-Frank Act, increase the rewards for whistleblowing and could result in more claims of violations and in more government investigations. Compliance with laws and regulations, and responding to government investigations, even when no violations have occurred, can entail significant costs and expenses. If violations are alleged or found, CDI's reputation could be materially damaged for a considerable period of time, which in turn could directly or indirectly result in a loss of business for CDI. Clients and potential clients could decide to discontinue doing business with us, to decrease the amount of business they do with us or to not award new business to us. In some cases, we could be suspended or debarred from government contract work. Our senior management may be required to devote a significant amount of time to repairing the relationship with any client that decides to discontinue or decrease its business with CDI, thereby decreasing the amount of time senior management is able to devote to other facets of our business; additionally, potential clients may not award business to CDI.

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

If we violate a law or regulation, fail to comply with a contractual or other requirement or do not satisfy an audit, a variety of penalties can be imposed including monetary damages and criminal and civil penalties. In addition, our government contracts could be terminated, CDI could be suspended or debarred from government contract work, or payment of our costs could be disallowed. Any of these actions could harm CDI's reputation and could have a material adverse impact on our business, financial condition and results of operations.

CDI's business is also subject to licensing in many states and in certain foreign countries. There can be no assurance we will continue to obtain all necessary government licenses or that the cost of compliance with the licensing rules will not prove to be material in the future. Any failure to comply with licensing requirements, or increase in the cost of compliance, could materially and adversely impact us.

New laws or regulations also could disrupt or reduce existing business done by CDI. Changes in laws or regulations could result in the imposition of new or additional employee benefits, licensing or tax requirements, thereby increasing our costs of doing business. There can be no assurance that we will be able to increase the fees charged to our clients in a timely manner or in a sufficient amount to cover increased costs as a result of any of the foregoing. CDI's staffing services entail employing a large number of individuals on a temporary basis and placing such individuals in clients' workplaces. Therefore, increased government regulation of the workplace or of the employer-employee relationship could materially and adversely impact CDI.

CDI's existing credit facility includes restrictive and financial covenants. CDI's ability to access additional credit also could be limited.
On November 30, 2012, CDI entered into a credit agreement with Bank of America, N.A. under which we have access to a $75.0 million revolving line of credit facility (the “Credit Facility”) that terminates in November 2017. The terms of the Credit Facility include, among other provisions, specific limitations (subject to various exceptions) on creating liens on its assets, incurring indebtedness, making acquisitions and other investments, and disposing of assets other than in the ordinary course of business. Additionally, the Credit Facility requires CDI to maintain certain financial covenants -a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The failure to comply with any of these debt covenants would cause a default under the Credit Facility. A default, if not waived or cured, could cause CDI's debt under the Credit Facility to become immediately due and payable. In such a situation, we may not be able to repay the debt or borrow sufficient funds to refinance the debt, and even if new financing is available, it may not be on terms acceptable to us. Additionally, if we need to obtain a waiver under the Credit Facility or if we seek other financing, if available, our cost of borrowing could significantly increase and we could face more restrictive covenants. This could materially and adversely affect CDI's results of operations and financial condition.

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

Although CDI generally finances much of its operations using cash provided by operations, at times we depend on the availability of credit to support our working capital needs, grow our business and to help fund business acquisitions. The state of the global credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of our debt securities. There is no guarantee that CDI will be able to renew the Credit Facility on terms as favorable as those in the existing facility, and if we are unable to do so, CDI's costs of borrowing and our business may be materially adversely affected.

The failure of clients to pay amounts owed to CDI could cause us to experience significant losses.
We typically bill our clients for our services in arrears and so are subject to the risk that our clients will delay or fail to pay our invoices. Accounts receivable represent the largest asset on CDI's balance sheet. While we take steps to evaluate and manage the credit risks relating to our clients, economic downturns such as the one experienced in recent years can adversely affect various industries and, within those industries, particular clients' ability to pay, which could reduce our ability to collect all amounts due from clients. There may also be delays in payments from clients, which would increase the working capital which CDI needs to maintain and could impact our liquidity. In addition, in the staffing business, there are sometimes intermediaries between us and the client, and therefore financial problems involving the intermediary company could pose credit risks to CDI.

CDI has significant payroll-related costs, such as workers' compensation, unemployment taxes and health benefits, which are subject to increases caused by government regulation and other factors, and such increases could reduce our profits.
In conducting its business, CDI pays a number of payroll-related costs and expenses, including unemployment taxes, workers' compensation and medical coverage for its personnel. Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment. Workers' compensation costs may increase in the future if states raise benefit levels and liberalize allowable claims. CDI maintains insurance relating to its exposure for losses associated with workers' compensation and medical coverage for its personnel, but this insurance coverage is subject to deductibles. We have established reserves for workers' compensation and medical coverage claims based on historical loss statistics and periodic independent actuarial valuations. While we believe that our assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially and adversely affect our future financial results. Our future earnings could also be materially and adversely affected if we are not able to increase the fees charged to clients to absorb the increased costs related to unemployment insurance, workers' compensation and medical benefits. In addition, our future earnings could also be materially and adversely affected by future cost increases.

Recent health care reform could increase the costs of CDI's staffing business.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Acts”) were signed into U.S. law. The Health Care Acts represent comprehensive health care reform legislation that, in addition to other provisions, will require that we provide health care coverage to our temporary employees in the United States or incur penalties. Although we intend to pass through increased costs to our clients, there can be no assurance that we will be able to raise the fees charged to our clients in a sufficient amount to cover the increased costs. Since significant provisions of the Health Care Acts will not become effective until 2014, we cannot yet determine the impact of the Health Care Acts, but the financial impact on our business, our profit margins and the demand for our staffing services could be significant.

CDI is engaged in highly competitive businesses. Pricing pressures and increasing consolidation of purchasing by our clients could reduce our market share and profits.
The engineering and IT project outsourcing business and the professional staffing business are highly competitive and fragmented, and particularly in the case of staffing services, have limited barriers to entry. CDI competes in global, national, regional and local markets with numerous engineering and IT outsourcing companies and with temporary staffing and permanent placement firms, some of which have greater financial and other resources than we have. Price competition among companies in our industry and pricing pressures from clients are significant. The number of clients that consolidate their purchases of engineering and IT outsourcing and staffing services with a single provider or with a small number of providers has continued to rise. This long-term trend to consolidate purchases may make it more difficult for CDI to obtain or retain clients in the future. We also face the risk that certain clients may decide to provide internally services similar to those we offer.

CDI's continued success is dependent on our ability to hire and retain qualified employees, both management and billable personnel. The loss of key personnel could have a material adverse effect on our business. In addition, our business may be harmed if CDI or its employees are unable to obtain the security clearances or other qualifications needed to perform services for our clients.
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

Our operations also depend on the continued efforts of our executives and senior management. The loss of key members of CDI's management team may cause a significant disruption to our business. CDI also depends on the performance and productivity of its local managers and sales and recruiting personnel. The loss of key managers and field personnel may also jeopardize existing client relationships, which could cause revenues to decline.

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
Over the years there has been increasing pressure from clients on their suppliers to outsource certain areas of their businesses to lower-cost offshore locations. Many engineering and IT outsourcing and staffing companies already have or are seeking offshore solutions to support their technology and business process functions, and as a result, a significant amount of domestic technology and engineering project work utilizes offshore capabilities as alternatives to domestic resources. CDI has established lower-cost outsourcing centers and has partnered with offshore companies to provide additional lower cost options to its clients. In connection with our strategic growth plan, we expect to expand our service delivery capabilities outside the U.S. Conducting business through offshore arrangements entails additional compliance and regulatory issues and may result in additional costs to CDI. CDI's partnering arrangements are subject to our ability to maintain good working relationships with our foreign partners and on our partners' ability to fulfill their obligations under our agreements with them. Changes in the supply and demand for offshore personnel with the training to perform the engineering and IT services sought by CDI's clients, as well as other factors affecting offshore labor costs, could raise CDI's costs, which would put pressure on its margins. Also, other offshore solution providers could develop direct relationships with CDI's clients resulting in a significant loss of CDI's market share and revenue.

Foreign currency fluctuations, weak foreign economies and unfavorable political developments in connection with CDI's international operations could harm our financial condition.
CDI's international operations are important to our business, and we expect that they will account for an increasing portion of our total revenues as we implement our growth strategy. CDI's reported financial condition and results of operations are exposed to the effects (both positive and negative) of fluctuating exchange rates. CDI's exposure to foreign currency fluctuations currently relates primarily to operations denominated in British pounds sterling and Canadian dollars. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as our investment in the net assets related to these operations. CDI has at times in the past (including in 2012) engaged, and may in the future engage, in hedging activities with respect to certain of its foreign operations.

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
The U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials and others for the purpose of obtaining or retaining business. CDI's internal policies mandate compliance with these anti-corruption laws. We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, there can be no assurance that our internal control policies and procedures will protect us from reckless or criminal acts committed by those of our employees or agents who violate our policies. Our continued expansion outside the U.S. (including in developing countries) in connection with our growth strategy could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

The outcome of pending and future claims and litigation could have a material adverse effect on our business.
From time to time, various types of legal claims arise in connection with the ordinary course of our business. Employees of CDI may make a variety of claims including workplace injury claims and employment-related claims such as discrimination, harassment, and wage and hour claims. Since CDI's staffing business involves employing a large number of individuals on a temporary basis and placing them in client workplaces where we have limited ability to control the workplace environment, these types of claims may arise more frequently in those business operations. CDI's clients may make claims based on our alleged failure to perform in accordance with contract requirements. Since our project business often involves responsibility to produce specified deliverables, these types of claims may arise more frequently in those business operations. Clients in the staffing business may allege claims based on the conduct of staffing employees assigned to the client's worksite. Clients and subcontractors may make claims alleging CDI's failure to abide by certain contract provisions. In addition, CDI is subject to possible government claims or fines for violations of various laws.

Disasters could interfere with CDI's ability to operate its business. Certain of our offices and clients operate in areas that may be impacted by severe weather conditions.
Various types of natural or man-made disasters could interfere with CDI's continued ability to operate its business normally. For example, our ability to protect our data centers and information systems against damage from fire, power loss, telecommunications failure and other disasters is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large databases and periodically expand and upgrade our capabilities. Any damage to our data centers or any failure of our telecommunication links that interrupts our operations or results in an inadvertent loss of data could materially and adversely affect our ability to meet our clients' needs and their confidence in utilizing CDI for future services. While we have developed various backup plans and disaster recovery plans, there can be no assurance that we would be able to continue to operate our business smoothly in the face of certain natural or man-made disasters. Such business interruptions could materially and adversely affect our financial results and future prospects.

CDI services the oil, gas and chemical industries, each of which has a significant concentration of activities in the Gulf Coast of the U.S. CDI also has two major engineering centers in this area. The U.S. Gulf Coast has been impacted by several hurricanes in the past, and could be further impacted by severe weather in the future. Some scientists believe that increased hurricane activity is associated with climate change. Hurricanes in the U.S. Gulf Coast could negatively impact CDI's clients and our ability to serve them.

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
CDI has pursued and continues to pursue acquisitions as an element of its growth strategy, but we cannot provide assurances that we will be able to locate suitable acquisitions or that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that such transactions will be successful. Adverse changes in the credit markets may make it more difficult and costly to finance acquisitions. Acquisitions involve a number of risks, including the diversion of management's attention from its existing operations, the failure to retain key personnel or clients of an acquired business, the failure to realize anticipated benefits, such as cost savings and revenue enhancements, the potentially substantial transaction costs associated with acquisitions, the assumption of unknown liabilities of the acquired business, and the inability to successfully integrate the business within CDI. Potential impairment could result if we overpay for an acquisition. There can be no assurance that any past or future acquired businesses will generate anticipated revenues or earnings.

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
The efficient operation of CDI's business is dependent on computer hardware and software systems. Information systems are inherently vulnerable to security breaches by computer hackers and cyber terrorists. Cybersecurity attacks are evolving and include malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. We rely on industry-accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not always be adequate to properly prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could materially and adversely affect our business and results of operations. We maintain insurance to cover certain of these cybersecurity risks, but that insurance is subject to limits and self-insured retentions.

Improper disclosure of employee and client data could result in liabilities and harm CDI's reputation.
CDI's business involves the use, storage and transmission of information about its employees, candidates, clients and franchisees. The protection of such information, as well as CDI data, is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We have established policies and procedures to help protect the security and privacy of this information. We also, from time to time, export sensitive client data and technical information to recipients outside the U.S. CDI has a policy in place that requires an analysis prior to the export of any products, software, data, technology or other information from our systems to determine if any restrictions apply to the export. It is possible that CDI's security controls over personal and client data and other practices that we follow may not prevent the improper access to or disclosure of personally identifiable and client information. Such disclosure could harm CDI's reputation, cause us to lose clients or candidates, and subject us to liability under our contracts and laws that protect personal and client data, resulting in increased costs or loss of revenue.

CDI relies on outside suppliers to perform certain administrative services, and we may suffer damage to our business if those suppliers fail to adequately perform those services.
CDI outsources certain payroll, employee benefits administration, information technology and other back-office functions to companies that specialize in performing those services. The failure of such outside service providers to adequately perform such services could have a material adverse effect on our business and operations. Such third parties may have risks relating to cybersecurity and possible breaches of data privacy laws which are similar to those risks described above for CDI. We seek to reduce those risks by requiring audits of the relevant third parties' information technology processes or by performing other due diligence inquiries regarding such processes, but there can be no assurance that such parties will not experience cybersecurity or data privacy breaches which could adversely affect our employees, clients and business.

We bear the risk of cost overruns in fixed-price contracts.
CDI sometimes enters into fixed-price contracts with clients, primarily for engineering project services. Revenue recognized under fixed-price contracts accounts for less than 5% of 2012 consolidated revenue. Under these fixed-price contracts, prices are established based on cost and scheduling estimates, which in turn are based in part on assumptions about the prices and availability of skilled personnel, equipment and materials. If our price estimates for a particular project prove to be inaccurate, if there are errors or ambiguities as to contract specifications, or if there are unanticipated technical problems, then cost overruns may occur, and we could experience reduced profits or a loss for that project. Cost overruns may also be caused by changes in the scope of the project after the contract has been entered into or by a failure of the parties to adequately define and agree upon the entire scope of the project at inception. In those cases, there may be disputes between the parties over who should pay for the cost overruns. We will attempt to negotiate change orders to recover the additional costs, but there can be no assurance that we will be successful in our negotiations with our clients. In general, fixed-price contracts can offer greater profit potential but also entail more inherent risk - both in terms of possible financial losses and the potential for significant disputes with clients - than contracts containing pricing on a time-and-materials basis.

A charge for impairment of goodwill or other intangible assets could have a material adverse effect on our reported results of operations.
We are required to test the goodwill and other indefinite-lived intangible assets carried on our consolidated balance sheets for possible impairment on an annual basis based upon a fair value approach. As of December 31, 2012, CDI had $78.8 million of goodwill and other intangible assets, representing 19.7% of our total assets of $400.7 million.

CDI has chosen to perform its annual goodwill and other indefinite-lived intangible assets impairment testing by reporting unit as of July 1 of each fiscal year. We are also required to test for impairment between annual tests if events occur or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit was below its carrying value. Examples of events or circumstances include, but are not limited to: adverse changes in business climate, regulatory environment or legal factors; unanticipated competition; loss of key personnel; and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. Other factors that could impact an impairment include, but are not limited to, significant underperformance relative to projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. If the fair value of CDI's reporting units were to be less than their book value, we could be required to record a non-cash impairment charge. The amount of any impairment could be significant and could have a material adverse effect on our financial results for the period in which the charge is taken.

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

In addition, CDI has elected to retain a portion of losses that may occur through the use of various deductibles, limits and retentions under these programs. As a result, we may be subject to future liability for which CDI is only partially insured, or completely uninsured. Our insurers are subject to business risk. One or more of our insurers may be unable to fulfill their insurance obligations due to insolvency or otherwise. To the extent we are not insured against a loss or any of our insurers fails to provide coverage, CDI's financial condition and results of operations could be materially and adversely affected.

A significant portion of CDI's common stock is owned by related parties, and they could vote their shares in a way that is adverse to the interests of other shareholders.
Certain of CDI's directors and trusts, for which some of our directors serve as trustee, own a substantial portion of CDI's outstanding common stock. By virtue of this stock ownership, such shareholders have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to shareholders for approval, including the election of directors and the amendment of our Articles of Incorporation or Bylaws. Such shareholders could exercise influence over CDI in a manner adverse to the interests of our other shareholders.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties

The Company maintains major facilities in the following locations, all of which are leased:

Segment	Address	Description

Corporate	Philadelphia, Pennsylvania	Executive offices
Corporate/GETS/MRI	Philadelphia, Pennsylvania	Corporate offices/Engineering center/MRI offices
GETS	Ebensburg, Pennsylvania	Engineering Center
GETS	Baton Rouge, Louisiana	Engineering Center
GETS	Cincinnati, Ohio	Engineering Center
GETS	Houston, Texas	Engineering Center
Corporate/GETS	Cross Lanes, West Virginia	Shared services center/Hi-Tech service desk operations

Additionally, each reporting segment maintains numerous other active facilities and locations under operating lease agreements. Most of the leased space is devoted to sales, marketing, engineering design, and administrative and back-office functions. Most of these facilities are leased for terms ranging from three to ten years. The Company believes that its facilities are adequate to meet its current and near-term needs.

A few of the Company's offices accommodate more than one operating segment. In such cases, square-foot usage is allocated among the segments, primarily based on utilization.

Item 3.    Legal Proceedings

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business. Although management cannot predict the timing or outcome of these matters with certainty, management does not believe that the final resolution of these matters, individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

Item 4.    Mine Safety Disclosures
Not Applicable.

PART II.

Item 5. Market or Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Shares of CDI’s common stock are traded on the New York Stock Exchange under the trading symbol “CDI”. The high and low sales price per share of the Company’s common stock for each quarter during the last two years are shown in the table below, together with dividend information for each period.

	High	Low	Cash Dividends

2012
First quarter	$18.25	$13.36	$0.13
Second quarter	18.61	14.75	0.13
Third quarter	17.99	15.55	0.13
Fourth quarter	18.00	14.98	0.26
2011
First quarter	20.34	13.71	0.13
Second quarter	15.40	12.70	0.13
Third quarter	13.71	9.84	0.13
Fourth quarter	14.24	10.05	0.13

Dividends
Cash dividends have been paid quarterly during the past two years. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s earnings, cash flows, financial condition and capital requirements. During December 2012, the Company accelerated the payment of the first quarter 2013 dividend typically paid in March in the amount of $0.13 per share to holders of record as of the close of business on December 14, 2012. The Company maintains a Credit Agreement with Bank of America, N.A. that limits the Company with respect to, among other things, making dividend payments that immediately after giving effect thereto, cause or continue to cause an event of default, as that term is defined in the Credit Agreement.

Shareholders
As of February 22, 2013, there were 355 shareholders of record of the Company’s common stock. A single record shareholder account may however represent multiple beneficial owners, including holders of shares in street name accounts. Including those multiple beneficial owners, the Company estimates that the total number of shareholders of the Company’s common stock on February 22, 2013 was approximately 4,200. See Part III, Item 12 and Note 7—Stock-Based Compensation, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report, for information relating to securities authorized for issuance under the Company’s equity compensation plans.

Comparative Stock Performance
The following graph sets forth the cumulative total shareholder return (assuming an investment of $100 on December 31, 2007 and the reinvestment of any dividends) for the last five fiscal years on: CDI stock, the Standard & Poor's (“S&P”) 500 Index, an old peer group and a new peer group.

CDI's old peer group (“Old Peer Group”) is comprised of the following companies: AECOM Technology Corp.; CIBER, Inc.; Computer Task Group, Inc.; Heidrick & Struggles International, Inc.; Jacobs Engineering Group, Inc.; Korn/Ferry International; Robert Half International, Inc.; Shaw Group, Inc. and Volt Information Sciences, Inc.

The new peer group (“New Peer Group”) is comprised of the following companies: AECOM Technology Corp.; Chicago Bridge & Iron Company N.V.; CIBER, Inc.; Computer Task Group, Inc.; Heidrick & Struggles International, Inc.; Jacobs Engineering Group, Inc.; Kforce, Inc.; Korn/Ferry International; ManpowerGroup, Inc.; and Robert Half International, Inc. The Company believes this peer group is more reflective of the broad group of publicly traded companies from markets in which the Company currently competes and therefore provides a more meaningful comparison of stock performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
$140
$120
$100
$80
$60
$40
$20
$0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
CDI Corp.
S&P 500 Index
Old Peer Group
New Peer Group

	December 31,
	2007	2008	2009	2010	2011	2012

CDI Corp.	$100.00	$54.82	$57.34	$85.36	$65.95	$85.00
S&P 500 Index - Total Return	100.00	62.99	79.65	91.64	93.58	108.56
Old Peer Group	100.00	59.00	61.17	71.03	60.29	70.04
New Peer Group	100.00	55.85	64.30	77.89	65.41	74.01

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
None.

Purchases of Equity Securities by the Issuer
The Company did not repurchase any of the Company’s common stock during the quarter ended December 31, 2012.

Item 6. Selected Financial Data

The following is selected financial data derived from the Company’s audited consolidated financial statements for each of the last five years. The data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto included in Item 8 of this Form 10-K Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K Report. The data presented below is in thousands, except for per share data.

	Year ended December 31,
	2012	2011	2010	2009	2008

Earnings Data:
Revenue	$1,104,958	$1,059,803	$926,289	$884,950	$1,118,597
Net Income (loss) (1), (2), (3)	$19,433	$15,000	$(10,814)	$(19,919)	$19,415
Income (loss) attributable to the noncontrolling interest	$317	$167	$44	$(17)	$—
Net income (loss) attributable to CDI	$19,116	$14,833	$(10,858)	$(19,902)	$19,415

Earnings (loss) per common share:
Basic	$0.99	$0.77	$(0.57)	$(1.05)	$0.98
Diluted	$0.97	$0.77	$(0.57)	$(1.05)	$0.97
Weighted-average shares outstanding - Basic	19,344	19,144	19,015	18,932	19,874
Weighted-average shares outstanding - Diluted	19,745	19,356	19,015	18,932	20,009

Cash dividends paid per common share	$0.65	$0.52	$0.52	$0.52	$0.52

Balance Sheet Data:
Total assets	$400,705	$392,516	$398,511	$375,034	$383,199
Long-term obligations	$16,717	$15,524	$15,496	$12,945	$11,821
Total equity	$279,780	$267,031	$258,927	$274,896	$291,385

(1)	In 2011, the Company recorded an $8.1 million charge to "Restructuring and other related costs" in the consolidated statement of operations related to the strategic plan announced in December 2011.

(2)
In 2011, the Company recorded a $9.7 million benefit to "Operating and administrative expenses" in the consolidated statements of operations related to the successful legal appeal to reduce a fine imposed by the United Kingdom Office of Fair Trade.

(3)	In 2010, the Company recorded an $8.3 million goodwill impairment charge related to its CDI AndersElite Limited business.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Part II, Item 8 of this Form 10-K Report.

Executive Overview
Business Overview
CDI is an integrated engineering and technology services organization providing differentiated, client-focused solutions in select global industries. The Company provides engineering and information technology (“IT”) solutions and staffing services to clients in the Oil, Gas and Chemical (“OGC”), Aerospace and Industrial Equipment (“AIE”), and Hi-Tech industry verticals as well as in "Other" industry verticals that primarily include the infrastructure, U.S. defense, transportation and financial services industries.
The Company operates through its three reporting segments: Global Engineering and Technology Solutions (“GETS”), Professional Services Staffing (“PSS”), and Management Recruiters International (“MRI”). GETS and PSS provide engineering and IT solutions and professional staffing services. MRI provides staffing services and generates franchising revenue through royalties and initial franchise fees.
The Company offers a full range of engineering and IT solutions. Engineering solutions include: feasibility studies, technology assessments, conceptual and front-end engineering design services and detailed design, procurement, construction management, validation, testing and operating and maintenance support. IT solutions include: assessments, business application services, web development, digital solutions, service management, IT security and risk management, and program management.
Professional staffing services include the sourcing and hiring of skilled technical, professional and managerial talent both on a contract staffing and direct hire basis. CDI also provides managed services, recruitment process outsourcing and staffing process consulting services to clients on a global basis.
The Company's strategic growth plan includes focusing on high-potential growth opportunities in a discrete number of priority industries and selective expansion of the Company's geographic footprint to meet the global needs of the Company's core clients. The priority industries of the Company's focus are OGC, AIE and Hi-Tech.
The Company's results of operations can be affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence. There continues to be significant volatility in markets in the U.S. and around the world, as well as economic uncertainty in some of the markets where we operate, particularly in Europe. The Company will continue to monitor this volatility and uncertainty to position itself to respond to changing conditions.
Fiscal Year 2012 Overview
In December 2011, the Company announced a strategic growth initiative. As part of that initiative, the Company implemented a restructuring plan that was the primary driver of the reduction in operating and administrative expenses, which decreased as a percentage of total revenue to 16.9% in 2012 from 18.6% in 2011.

Revenue in 2012 increased by $45.2 million or 4.3% as compared to 2011, driven by growth in all three segments, particularly PSS. Gross profit decreased by $5.9 million as gross margin decreased to 19.9%, primarily reflecting a decrease in higher margin infrastructure engineering activities in GETS and higher growth in the lower margin PSS staffing business. Operating profit in 2012 was $32.3 million as compared to $20.4 million in 2011. Operating profit in 2011 included a benefit of $9.7 million related to the successful legal appeal of the UK Office of Fair Trading ("OFT") matter and an $8.1 million charge related to the restructuring plan announced in December 2011. Excluding the impact of the OFT matter and restructuring charge, operating profit improved primarily due to the ongoing cost savings from the 2011 restructuring plan implemented in the fourth quarter of 2011. Net income attributable to CDI was $19.1 million in 2012 as compared to $14.8 million in 2011. Income taxes increased to $12.6 million or an effective tax rate of 39.3% in 2012 compared to $5.1 million or an effective tax rate of 25.5% in 2011 due primarily to the increase in operating profit and the non-taxable benefit in 2011 related to the OFT matter.
During 2012, the Company generated $37.1 million in operating cash flow or $9.1 million more than 2011 and ended the year with cash and cash equivalents of $43.7 million at December 31, 2012. These positive cash flow results reflect the Company's improved net operating results and focus on improving working capital.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations
Fiscal Year 2012 versus 2011

Consolidated Results of Operations

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for 2012 and 2011:

	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$325,046	29.4%	$323,546	30.5%	$1,500	0.5%
PSS	710,268	64.3	667,662	63.0	42,606	6.4
MRI	69,644	6.3	68,595	6.5	1,049	1.5
Total Revenue	$1,104,958	100.0	$1,059,803	100.0	$45,155	4.3
Gross profit	$219,409	19.9	$225,301	21.3	$(5,892)	(2.6)
Restructuring and other related costs	$—	—	$8,100	0.8	$(8,100)	NM
Operating and administrative expenses (1)	$187,143	16.9	$196,826	18.6	$(9,683)	(4.9)
Operating profit	$32,266	2.9	$20,375	1.9	$11,891	58.4
Net income attributable to CDI	$19,116	1.7	$14,833	1.4	$4,283	28.9
Cash flow provided by operations	$37,137		$28,002		$9,135	32.6
Effective income tax rate	39.3%		25.5%
Pre-tax return on net assets (2)	13.8%		8.7%

(1)	In 2011, the Company's PSS segment recorded a $9.7 million benefit related to the successful legal appeal of the OFT matter.

(2)
Income before income taxes for the year, divided by the average net assets at the beginning and end of the year for the prior 12 consecutive months. Net assets include total assets minus total liabilities excluding cash and cash equivalents, income tax accounts and debt.

NM–Not meaningful.
Revenue increased in 2012 as compared to 2011 in all three segments, particularly PSS. GETS and PSS grew revenue in each of the three key industry verticals with OGC increasing the most in total dollars and percentage growth. These increases were partially offset by declining revenue in the "Other" industry verticals due primarily to reduced spending by state and local governments on infrastructure engineering activities in GETS and the completion of a long-term project in PSS.
Gross profit dollars and gross profit margin decreased in 2012 as compared to 2011 due primarily to the decrease in higher margin infrastructure engineering activities in GETS as a result of reduced state and local government spending, a shift in mix to lower margin business in PSS and lower permanent placement revenue in MRI.
Operating profit in 2011 included a benefit of $9.7 million related to the successful legal appeal of the OFT matter partially offset by an $8.1 million charge related to the restructuring plan announced in the fourth quarter of 2011. Excluding the 2011 impact of the OFT matter and restructuring charge, operating profit increased in 2012 primarily due to the ongoing cost savings from the 2011 restructuring plan and savings from additional cost reduction efforts.
The effective income tax rate for both periods was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit had been recognized and reductions to deferred tax assets for stock-based compensation grants that expired with no corresponding tax benefit. The 2011 rate was favorably impacted by a reduction in the reserve for the OFT matter and Federal income tax credits under the Hiring Incentives to Restore Employment ("HIRE") Act.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses in 2011 included $0.6 million related to the restructuring plan announced in the fourth quarter of 2011. Corporate expenses decreased to $24.2 million for 2012 from $26.3 million for 2011. Excluding the 2011 impact of the 2011 restructuring plan, corporate expenses decreased primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011, savings from additional cost reduction efforts, and a reduction in consulting and personnel-related costs incurred during 2011 as the Company made investments to develop its new business strategy.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Global Engineering and Technology Solutions ("GETS ")

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS in 2012 and 2011:

	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$110,931	34.1%	$99,352	30.7%	$11,579	11.7%
Aerospace and Industrial Equipment ("AIE")	72,349	22.3	71,815	22.2	534	0.7
Hi-Tech	32,829	10.1	29,639	9.2	3,190	10.8
Other	108,937	33.5	122,740	37.9	(13,803)	(11.2)
Total revenue	325,046	100.0	323,546	100.0	1,500	0.5
Cost of services	231,328	71.2	226,738	70.1	4,590	2.0
Gross profit	93,718	28.8	96,808	29.9	(3,090)	(3.2)
Operating and administrative expenses (1)	67,993	20.9	81,829	25.3	(13,836)	(16.9)
Operating profit	$25,725	7.9	$14,979	4.6	$10,746	71.7

(1)	The year ended December 31, 2011 included a $4.5 million restructuring charge.

GETS' revenue increased in 2012 as compared to 2011 primarily due to the growth in OGC and Hi-Tech industry verticals substantially offset by a decrease in "Other" industry verticals. The increase in OGC revenue was driven by increased demand from existing clients in the chemical industry. AIE revenue was relatively flat as revenue growth from the commercial aviation industry was significantly offset by reduced government agency and defense funding. Hi-Tech revenue increased in 2012 as compared to 2011 due primarily to increased demand from existing clients. Revenue in "Other" industry verticals decreased primarily due to reduced spending by state and local governments on infrastructure engineering activities partially offset by increased naval defense spending.

GETS' gross profit dollars and gross profit margin decreased in 2012 as compared to 2011 primarily due to the decline in higher margin infrastructure engineering activities.

GETS' operating and administrative expenses in 2011 included a $4.5 million restructuring charge. Excluding the 2011 impact of the restructuring charge, operating and administrative expenses decreased in 2012 primarily due to the ongoing cost savings from the restructuring plan announced in the fourth quarter of 2011 and savings from additional cost reduction efforts.

Excluding the impact of the 2011 restructuring charge, GETS' operating profit improved due to ongoing cost savings from the 2011 restructuring plan partially offset by the decline in higher margin infrastructure engineering activities.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Services Staffing ("PSS")
The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS in 2012 and 2011

	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$117,240	16.5%	$81,771	12.2%	$35,469	43.4%
Aerospace and Industrial Equipment ("AIE")	84,235	11.9	64,175	9.6	20,060	31.3
Hi-Tech	291,839	41.1	280,433	42.0	11,406	4.1
Other	216,954	30.5	241,283	36.1	(24,329)	(10.1)
Total revenue	710,268	100.0	667,662	100.0	42,606	6.4
Cost of services	616,083	86.7	572,093	85.7	43,990	7.7
Gross profit	94,185	13.3	95,569	14.3	(1,384)	(1.4)
Operating and administrative expenses (1), (2)	73,657	10.4	73,382	11.0	275	0.4
Operating profit	$20,528	2.9	$22,187	3.3	$(1,659)	(7.5)

(1)	The year ended December 31, 2011 included a $9.7 million benefit related to the successful legal appeal of the OFT matter.

(2)	The year ended December 31, 2011 included a $2.6 million restructuring charge.

PSS' revenue increased in 2012 as compared to 2011 driven by growth in the OGC, AIE and Hi-Tech industry verticals, partially offset by the decrease in the "Other" industry verticals. OGC revenue growth was primarily due to increased demand for pipeline-related inspection activities. AIE revenue growth was primarily due to the impact of new clients. Hi-Tech revenue growth was primarily due to increased demand from existing clients and to a lesser extent the impact of new clients. Revenue in "Other" industry verticals decreased due primarily to the impact of the completion of a long-term project for a client in the financial services industry.

PSS' gross profit dollars and margin decreased in 2012 as compared to 2011 primarily due to a shift in mix to lower margin business and to a lesser extent reduced permanent placement fees. The shift in mix to lower margin business primarily relates to the growth in lower margin pipeline-related business and the impact of the completion of the higher margin project in the financial services industry.

PSS's operating and administrative expenses for 2011 included a benefit of $9.7 million related to the successful legal appeal of the OFT matter and a $2.6 million restructuring charge. Excluding the impact of the OFT matter and restructuring charge, operating and administrative expenses decreased primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011 and savings from additional cost reduction efforts.

Excluding the impact of the 2011 benefit related to the OFT matter and restructuring charge, PSS' operating profit improved primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011 and savings from additional cost reduction efforts partially offset by the decline in higher margin business.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International ("MRI")

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI in 2012 and 2011:

	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$53,646	77.0%	$51,612	75.2%	$2,034	3.9
Royalties and Franchise Fees	15,998	23.0	16,983	24.8	(985)	(5.8)
Total revenue	69,644	100.0	68,595	100.0	1,049	1.5
Cost of services	38,138	54.8	35,671	52.0	2,467	6.9
Gross profit	31,506	45.2	32,924	48.0	(1,418)	(4.3)
Operating and administrative expenses	21,305	30.6	23,456	34.2	(2,151)	(9.2)
Operating profit	$10,201	14.6	$9,468	13.8	$733	7.7

MRI's revenue increased in 2012 as compared to 2011 due primarily to growth in contract staffing revenue partially offset by a reduction in permanent placement royalty revenue.
MRI's gross profit dollars and margin decreased in 2012 as compared to 2011 due primarily to lower permanent placement royalty revenue.
MRI's operating and administrative expenses decreased in 2012 as compared to 2011 primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011.
MRI's operating profit increased in 2012 as compared to 2011 primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011 partially offset by lower permanent placement royalty revenue.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Fiscal Year 2011 versus 2010

Consolidated Results of Operations

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for 2011 and 2010:

	2011		2010		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$323,546	30.5%	$280,552	30.3%	$42,994	15.3%
PSS	667,662	63.0	584,421	63.1	83,241	14.2
MRI	68,595	6.5	61,316	6.6	7,279	11.9
Total Revenue	$1,059,803	100.0	$926,289	100.0	$133,514	14.4
Gross profit	$225,301	21.3	$193,963	20.9	$31,338	16.2
Restructuring and other related costs	$8,100	0.8	$—	—	$8,100	NM
Goodwill impairment	$—	—	$8,312	0.9	$(8,312)	NM
Operating and administrative expenses (1)	$196,826	18.6	$185,958	20.1	$10,868	5.8
Operating profit (loss)	$20,375	1.9	$(307)	—	$20,682	NM
Net income (loss) attributable to CDI	$14,833	1.4	$(10,858)	(1.2)	$25,691	NM
Cash flow provided by (used in) operations	$28,002		$(4,339)		$32,341	NM
Effective income tax rate	25.5%		(243.7)%
Pre-tax return on net assets (2)	8.7%		(1.5)%

(1)	In 2011, the Company's PSS segment recorded a $9.7 million benefit related to the successful legal appeal of the OFT matter.

(2)
Income (loss) before income taxes for the year, divided by the average net assets at the beginning and end of the year for the prior 12 consecutive months. Net assets include total assets minus total liabilities excluding cash and cash equivalents, income tax accounts and debt.

NM–Not meaningful.

Revenue increased in 2011 as compared to 2010 driven by growth in all segments. GETS revenue increased primarily as a result of the inclusion of a full year of revenue in 2011 from the acquisitions of the L.R. Kimball and DSPCon businesses in June and December 2010, respectively, and growth in the OGC industry vertical. PSS revenue increased due to growth in all industry verticals partially offset by the deterioration in the UK transportation business in the “Other” industry vertical. MRI increased revenue primarily due to growth in franchisees' staffing services.

Gross profit dollars increased during 2011 as compared to 2010 primarily due to the increases in revenue. Gross profit margin increased primarily due to the inclusion of a full year of profits in 2011 from the acquisitions of the L.R. Kimball and DSPCon businesses in June and December 2010, respectively, partially offset by $4.1 million of HIRE Act payroll tax credits received in 2010.

Consolidated operating and administrative expenses for 2011 increased as compared to 2010, primarily due to the inclusion of a full year of activity in 2011 from the acquisitions of the L.R. Kimball and DSPCon businesses in June and December of 2010, respectively, and increased consulting costs in the corporate reporting unit as the Company made investments to support a change to its organizational structure. These increases were partially offset by the OFT fine reduction of $9.7 million in the second quarter of 2011 and the impact of cost reduction measures taken throughout 2011.

Operating profit increased primarily due to increases in business volume, the OFT fine reduction in the second quarter of 2011, the $8.3 million goodwill impairment charge in 2010 and the impact of cost reduction measures in 2011. This increase was partially offset by the $8.1 million restructuring expense in 2011, $4.1 million HIRE Act payroll tax credits in 2010 and the $1.8 million benefit realized in 2010 as a result of a legal settlement. Operating profit margin increased from 0.0% in 2010 to 1.9% in 2011, primarily due to the factors that affected operating profit described above.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The effective tax rates for 2011 and 2010 were 25.5% and (243.7)%, respectively. The effective income tax rate for 2011 was favorably impacted by a reduction in the reserve for the OFT matter, which was not subject to tax. The 2011 period was also favorably impacted by Federal income tax credits under the HIRE Act of $0.9 million. However, these credits were offset by a $0.8 million reduction to deferred tax assets for stock-based compensation grants that vested or expired. In addition, the 2011 rate was unfavorably impacted by losses in the UK and Australia for which no tax benefit had been recognized.

The negative income tax rate for the 2010 period reflects an income tax expense on a pre-tax loss. The income tax rate for the 2010 period was unfavorably impacted primarily by: certain foreign tax attributes, including a $2.8 million charge for a full valuation allowance against deferred tax assets in the UK operations of Anders; the $2.9 million tax effect of an $8.3 million impairment charge related to a non-deductible goodwill write-down in the PSS segment; losses in foreign jurisdictions on which no tax benefit had been recognized or on which the tax benefit was recognized at tax rates lower than the U.S. rate; and additional tax expense related to a non-realizable tax asset. These unfavorable items were partially offset by the favorable impact of the 2010 reduction in the reserve for the 2009 claim under the US False Claims Act brought by the Civil Division of the Department of Justice (“DOJ”) and an individual relator (the “DOJ matter”), which was largely not taxable.

In December 2011, the Company announced a strategic growth initiative. As part of that initiative, the Company approved a Restructuring Plan that was designed to reduce costs and improve efficiencies. The Restructuring Plan eliminated approximately 200 positions, consolidated facilities and reduced related operating costs. Restructuring Plan actions started in December 2011.

In the fourth quarter of 2011, the Company recorded an aggregate pre-tax charge of $8.1 million to “Restructuring and other related costs” in the consolidated statement of operations, comprised of $5.7 million of employee severance and related costs, $0.8 million of real estate exit and related costs and $1.5 million of asset write-offs.

Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses increased to $26.3 million for 2011 from $17.0 million for 2010 due to increased consulting, personnel-related, consolidation of support functions and restructuring costs as the Company made investments to support a change in business strategy.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Global Engineering and Technology Solutions ("GETS ")

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for 2011 and 2010:

	2011		2010		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$99,352	30.7%	$89,952	32.1%	$9,400	10.5%
Aerospace and Industrial Equipment ("AIE")	71,815	22.2	62,157	22.2	9,658	15.5
Hi-Tech	29,639	9.2	30,448	10.9	(809)	(2.7)
Other	122,740	37.9	97,995	34.9	24,745	25.3
Total revenue	323,546	100.0	280,552	100.0	42,994	15.3
Cost of services	226,738	70.1	203,649	72.6	23,089	11.3
Gross profit	96,808	29.9	76,903	27.4	19,905	25.9
Operating and administrative expenses (1)	81,829	25.3	65,075	23.2	16,754	25.7
Operating profit	$14,979	4.6	$11,828	4.2	$3,151	26.6

(1)	The year ended December 31, 2011 included a $4.5 million restructuring charge.

GETS' revenue increased during 2011 as compared to 2010 primarily due to the inclusion of a full year of revenue in 2011 from the acquisitions of the L.R. Kimball and DSPCon businesses in June and December 2010, respectively, and organic growth in the Company's OGC vertical. This increase was partially offset by the completion of a large long-term project in the Hi-Tech vertical in 2011. OGC growth was primarily driven by the Company's U.S. Gulf Coast operations, particularly in the chemical sector. AIE and the “Other” industry vertical growth were primarily due to the inclusion of a full year of revenue in 2011 from the acquisitions of the DSPCon and L.R. Kimball businesses in June and December 2010, respectively.

GETS' gross profit dollars and gross profit margin increased during 2011 as compared to 2010 primarily due to the inclusion of a full year of activity in 2011 from the acquisitions of the L.R. Kimball and DSPCon businesses, which businesses had higher-margins than the GETS average gross margin, partially offset by $0.6 million of HIRE Act payroll tax credits received in 2010.

GETS' operating and administrative expenses increased during 2011 as compared to 2010 primarily due to the inclusion of a full year of activity in 2011 from the acquisitions of the L.R. Kimball and DSPCon businesses and a $4.5 million restructuring charge in the fourth quarter of 2011. Additionally, GETS recorded a $1.8 million benefit in 2010 as a result of the settlement of the DOJ matter. The Company reserved $4.3 million in 2009 for the DOJ matter, but settled the claim for $2.4 million, resulting in the $1.8 million reduction of the reserve in 2010. In addition, the Company implemented certain cost reduction measures throughout 2011. The increase was partially offset by certain cost reduction measures taken throughout 2011, lower commission expenses associated with certain Hi-Tech accounts, as well as the reversal of a reserve of $0.4 million due to a favorable state sales tax ruling in the third quarter of 2011.

GETS' operating profit increased during 2011 as compared to 2010 primarily due to the inclusion of a full year of activity in 2011 from the acquisitions of the L.R. Kimball and DSPCon businesses and the growth in the OGC vertical partially offset by the 2011 restructuring charge and 2010 reduction of the reserve related to the DOJ matter.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Services Staffing ("PSS")
The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS in 2011 and 2010:

	2011		2010		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$81,771	12.2%	$62,919	10.8%	$18,852	30.0%
Aerospace and Industrial Equipment ("AIE")	64,175	9.6	52,027	8.9	12,148	23.3
Hi-Tech	280,433	42.0	230,112	39.4	50,321	21.9
Other	241,283	36.1	239,363	41.0	1,920	0.8
Total revenue	667,662	100.0	584,421	100.0	83,241	14.2
Cost of services	572,093	85.7	499,736	85.5	72,357	14.5
Gross profit	95,569	14.3	84,685	14.5	10,884	12.9
Operating and administrative expenses (1), (2), (3)	73,382	11.0	86,803	14.9	(13,421)	(15.5)
Operating profit	$22,187	3.3	$(2,118)	(0.4)	$24,305	NM

(1)	The year ended December 31, 2011 included a $9.7 million benefit related to the successful legal appeal of the OFT matter.

(2)	The year ended December 31, 2011 included a $2.6 million restructuring charge.

(3)	The year ended December 31, 2010 included an $8.3 million goodwill impairment charge.
NM–Not meaningful.

PSS' revenue increased during 2011 as compared to 2010 primarily due to growth in Hi-Tech, OGC and AIE. Hi-Tech growth was primarily driven by expansion with a large account and to a lesser extent the addition of new clients. OGC and AIE growth was primarily driven by the addition of new clients and growth within existing clients. The “Other” industry vertical growth was driven primarily by growth in demand for permanent placement services in the Company's Australian business and existing clients partially offset by the deterioration in the Company's UK transportation business.

PSS' gross profit dollars increased during 2011 as compared to 2010 primarily due to the increases in revenue. PSS' gross profit margin decreased during 2011 as compared to 2010 primarily due to growth in lower-margin services and $3.1 million of HIRE Act payroll tax credits received in 2010 partially offset by the increase in margin due to the shift away from certain lower margin transportation projects in the "Other" industry vertical.

PSS' operating and administrative expenses decreased during 2011 as compared to 2010 primarily due to the $9.7 million reduction of a reserve in the second quarter of 2011 for a fine imposed by the OFT in the third quarter of 2009, the $8.3 million goodwill impairment charge recorded in 2010 and the implementation of certain cost reduction measures taken throughout 2011, partially offset by a $2.6 million restructuring charge in the fourth quarter of 2011 and costs associated with increased business volumes.

Operating profit for 2011 and 2010 included the impact of the reduction of the reserve for the OFT fine and goodwill impairment charges, respectively. Without the impact of these two items, PSS' operating profit increased during 2011 compared to 2010 primarily due to the growth in the key strategic industry verticals partially offset by the deterioration of the Company's UK transportation business and HIRE Act payroll tax credits received in 2010.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International ("MRI")

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI in 2011 and 2010:

	2011		2010		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$51,612	75.2%	$44,386	72.4%	$7,226	16.3%
Royalties and Franchise Fees	16,983	24.8	16,930	27.6	53	0.3
Total revenue	68,595	100.0	61,316	100.0	7,279	11.9
Cost of services	35,671	52.0	28,941	47.2	6,730	23.3
Gross profit	32,924	48.0	32,375	52.8	549	1.7
Operating and administrative expenses	23,456	34.2	25,432	41.5	(1,976)	(7.8)
Operating profit	$9,468	13.8	$6,943	11.3	$2,525	36.4

MRI’s revenue increased for 2011 as compared to 2010 primarily due to the growth of franchisees’ staffing services business, reflecting ongoing demand for skilled contingent professionals. Professional services revenue was relatively flat as an increase in royalties was predominantly offset by lower franchise fees.

MRI’s gross profit increased in total dollars in 2011 as compared to 2010 primarily due to the increase in staffing services revenue. MRI’s gross profit margin decreased for 2011 as compared to 2010 primarily due to the shift in mix to lower-margin staffing services.

MRI’s operating and administrative expenses decreased for 2011 as compared to 2010 primarily due to cost reduction efforts.

MRI’s operating profit increased for 2011 as compared to 2010 driven primarily by increases in revenue due to growth in staffing services and cost reduction efforts.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations and borrowings under our credit facilities. The Company's principal uses of cash are operating expenses, capital expenditures, working capital requirements, dividends, and debt service. Management expects that the Company's current cash balances, cash generated from operations and unused borrowing capacity will be sufficient to support the Company's planned operating and capital requirements for the foreseeable future and at least the next twelve months.

On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited (each a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”). The Credit Agreement established a $75.0 million revolving line of credit facility (including a $5.0 million UK overdraft facility), with a five-year term ending on November 29, 2017. Borrowings under this line of credit may be used by the Company and the other Borrowers for general business purposes or for letters of credit. See Note 6-Short-Term Borrowings, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report for more information relating to the Credit Agreement.

As of December 31, 2012, the Company had cash and cash equivalents of $43.7 million. As of December 31, 2012, there were $2.8 million of outstanding borrowings and $69.1 million available to borrow and $3.1 million of letters of credit outstanding under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2012.

The Company's primary source of cash is cash generated from operations. The Company provides services to clients, which it typically bills on a weekly, bi-weekly or monthly basis. The Company has general payment terms with clients that can range from advance payments to more than 60 days. Expansions and contractions of the Company's business operations as well as varying efforts to collect amounts due can have a significant impact on accounts receivable and available cash. Expansions of the Company's business operations generally result in an initial decrease of cash due to increased payroll costs and an initial increase in outstanding accounts receivable associated with higher business volumes. Contractions of the Company's business operations generally result in an initial increase of cash due to the continued collections of outstanding accounts receivable and decreased payroll costs associated with lower business volumes. The Company's accounts receivable balances were $223.6 million and $222.9 million as of December 31, 2012 and 2011, respectively.

Payroll is the Company's largest expense, with the majority of billable employees paid weekly or bi-weekly. As a result of the timing differences between the revenue collection cycle and the payroll cycle, the Company typically needs to fund its operations.

Capital expenditures are primarily for the replacement of aging fixed assets and upgrades of systems for efficiencies and for expenditures associated with business expansion and growth.

The Company expects to generate positive cash flow over the business cycle. However, changes in the level of business activity do impact working capital needs and cash flow. In addition, the uncertain global economy could cause delays in customer payments, which could lead to slower collections that may cause a temporary decline in operating cash flow.

As of December 31, 2012, approximately 52% of the Company's cash and cash equivalents were held by certain non-U.S. subsidiaries, principally a Canadian entity, and denominated in foreign currencies, principally Canadian dollars. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.

The following table summarizes the net cash flows, by category, from the Company's consolidated statements of cash flows:

	Year ended December 31,			Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Operating Activities	$37,137	$28,002	$(4,339)	$9,135	$32,341
Investing Activities	(6,634)	(5,860)	(44,800)	(774)	38,940
Financing Activities	(14,043)	(24,014)	3,772	9,971	(27,786)

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Operating Activities
During 2012, net cash provided by operating activities was $37.1 million, an increase of $9.1 million as compared to 2011.
Cash flow provided by operating activities increased primarily due to the improvement in net income, after adjusting for non-cash items, and improvements in working capital requirements, partially offset by a $4.7 million increase in payments during 2012 related to the restructuring plan announced in December 2011 million.

During 2011, net cash provided by operating activities was $28.0 million, an increase of $32.3 million as compared to 2010. Operating cash flow increased primarily due to an increase in net income of $25.8 million and lower working capital requirements, partially offset by a net change in non-cash items of $20.3 million. The lower working capital requirements resulted from the change in the Company's accounts receivable balances during 2011 as compared to 2010. The change in non-cash items primarily relate to the $9.7 million gain for the non-cash reduction of legal reserves in 2011 and the $8.3 million goodwill impairment charge in 2010.

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

Investing Activities
During 2012, net cash used in investing activities was $6.6 million, an increase of $0.8 million as compared to 2011. The increase was primarily due to an increase in capital expenditures.
During 2011, net cash used in investing activities was $5.9 million, a decrease of $38.9 million as compared to 2010. This decrease primarily related to the $38.8 million of net cash used for acquisitions in 2010. On June 28, 2010, the Company purchased the L.R. Kimball business for $34.1 million in cash and on December 20, 2010, the Company acquired the DSPCon business for $4.7 million in cash. Investing activities in 2011 consisted primarily of purchases of fixed assets.
During 2010, net cash used in investing activities was $44.8 million primarily due to the $34.1 million and $4.7 million purchases of the L.R. Kimball and DSPCon businesses, respectively. During 2010, capital expenditures totaled $5.9 million, which included internal software projects in corporate and MRI, and computer hardware and software purchases in the AIE industry vertical of GETS and the Company's shared services center. In 2010, the Company also reacquired for $0.4 million certain franchise rights in MRI.
Financing Activities
During 2012, net cash used in financing activities was $14.0 million, a decrease of $10.0 million as compared to 2011. The decrease in net cash used in financing activities was primarily due to the $13.9 million repayment in 2011 of borrowings under the former credit agreement and 2012 borrowings under the current Credit Agreement partially offset by the elimination of cash overdrafts and an increase in cash dividends paid to shareholders. During December 2012, the Company accelerated the payment of the first quarter 2013 dividend typically paid in March in the amount of $2.5 million or $0.13 per share to holders of record as of the close of business on December 14, 2012.
During 2011, net cash used in financing activities was $24.0 million, an increase of $27.8 million as compared to 2010. The increase in cash used in financing activities was primarily the result of the 2011 repayment of $13.9 million under the Company's credit agreement that was drawn in 2010. The repayment was a result of the Company's improved cash flows from operations.
During 2010, net cash provided by financing activities was $3.8 million, an increase of $12.7 million as compared to 2009. The increase in cash provided by financing activities was primarily due to borrowings of $13.9 million under the Company's former credit agreement. The Company paid shareholders dividends totaling $9.9 million in both 2010 and 2009. The declaration and payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon many factors, including the Company's earnings, financial condition and capital requirements.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Contractual Obligations and Commitments
The following table summarizes the Company's outstanding contractual obligations and commitments as of December 31, 2012 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating lease commitments (1)	$27,729	$9,551	$12,476	$4,747	$955
Letters of credit (2)	3,586	3,586	—	—	—
Purchase obligations (3)	8,405	3,423	4,652	330	—
Other (4)	427	427	—	—	—
Total	$40,147	$16,987	$17,128	$5,077	$955

(1)
Represents future minimum rental commitments under non-cancelable leases before sublease payments of $0.5 million, $0.2 million, and $0.1 million expected to be received in 2013, 2014, and 2015, respectively. The Company expects to fund these commitments with existing cash, cash flows from operations and its borrowing capacity under its Credit Agreement. (See Note 10 - Commitments and Contingencies, in the notes to the consolidated statements included in Item 8 of this Form 10-K Report.)

(2)	Represents primarily letters of credit issued through a domestic bank as required by certain insurance carriers, primarily in connection with the Company's workers' compensation plan.

(3)
Purchase obligations consist primarily of normal and customary technology maintenance and on-line job posting and search services contracts. The Company expects to fund these commitments with existing cash, cash flows from operations and its borrowing capacity.

(4)
Represents remaining amounts expected to be paid pursuant to the Restructuring Plan excluding real estate exit and related payments that are partly included in the line 'Operating lease commitments'. (See Note 5 - Restructuring and Other Related Costs, in the notes to the consolidated statements included in Item 8 of this Form 10-K Report.)

Off-Balance Sheet Arrangements
The Company does not have any significant off-balance sheet arrangements other than those disclosed in Note 10 -Commitments and Contingencies, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report. There are no off-balance sheet arrangements that are reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

Critical Accounting Policies and Estimates
The consolidated financial statements contained in this Form 10-K Report were prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingencies. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ from current judgments. While there are a number of accounting policies, methods and estimates that affect the consolidated financial statements as described in Note 1 -Significant Accounting Policies, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report, areas that are particularly significant are discussed below.

Revenue Recognition
Revenue in the consolidated statements of operations is presented net of any revenue-based taxes, such as sales, use, excise and value added taxes. The Company derives its revenue from several sources. Each of the Company's segments provide staffing services. GETS also provides project and outsourcing services, which include some cost-plus and fixed-price contracts, and permanent placement services. MRI also generates franchising revenue through royalties and, to a lesser extent, initial franchise fees.

Staffing Services - The Company recognizes revenue from staffing services based on the gross amount billed. The Company typically bills its clients once services are performed and associated costs have been incurred. In these circumstances, the Company assumes the risk of acceptability of its employees to its clients. The Company will also at times use unaffiliated companies (“supplier associates”) and their employees to fulfill a client's staffing requirements either in whole or in part. Under these arrangements, these firms serve as subcontractors. Clients typically require a single consolidated bill that reflects services performed by both the Company's employees and the employees of any applicable supplier associates.

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

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Project and Outsourcing Services - The Company recognizes revenue from project and outsourcing services as the services are performed. Revenue for these services is generally based on mark-ups of its employees' rates of pay utilizing an hourly multiplier or on a cost plus fixed fee basis. Information technology ("IT") outsourcing service contracts generally include the performance of certain computer or network operations or help-desk support on behalf of clients. These IT outsourcing service contracts typically contain an invoicing schedule covering the contractual period. Accordingly, the Company recognizes revenue on a pro-rata basis using elapsed time as the measure of performance under these contracts. The Company derives less than 5% of its revenue from fixed-price contracts. Fixed-price engineering contracts typically include development of conceptual and detailed designs in support of a client's construction of tangible property. The Company recognizes revenue for fixed-price contracts under the percentage-of-completion method based generally on the proportion of total direct labor costs incurred to total estimated direct labor costs. When total estimated costs indicate a loss, the Company will recognize the full amount of that loss immediately.

Permanent Placement - Services include the search for and recruitment of candidates for employment with the Company's clients. Generally, the Company performs permanent placement services on a non-exclusive, contingency basis. Revenue is recognized only after successfully placing a recommended candidate.

Franchise Royalties - MRI's rights to franchise royalties are governed by the provisions of its franchise contracts. Under the franchise contracts, the franchisees remit to the Company a contractual percentage of fees collected from their clients. The Company records franchise royalty revenue as fees are collected by the franchisee and they become a receivable from the franchisee.

Franchise Fees - The Company recognizes fees related to sales of new MRI franchises and master franchise agreements when the Company has substantially fulfilled its requirements under the respective franchise agreement.

Income Taxes
The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. As of December 31, 2012, the Company had net deferred tax assets of $9.0 million. This included $6.5 million (net of valuation allowance) which relates primarily to state net operating loss carry forwards and foreign tax credit carry forwards. A determination on the basis of objective factors was made that it is more likely than not that the net deferred tax assets will be realized through future years' income. In the event that actual results differ from these estimates and assessments, the valuation allowances may be adjusted. In 2012, the Company added $0.6 million to the valuation allowance for foreign deferred tax assets. In 2011, the Company added $0.6 million to the valuation allowance for foreign deferred tax assets. In 2010, the Company added $3.4 million to the valuation allowance for foreign deferred tax assets.

Allowance for Doubtful Accounts
The Company's principal asset is its accounts receivable. Substantially all of the Company's clients are provided trade credit. The Company's clients are primarily large and mid-sized organizations. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company considers a number of factors in determining the allowance for doubtful accounts, including an assessment of client-specific information, the Company's historical experience, the age of the receivable and current market and economic conditions. Unanticipated changes in the financial condition of clients, the resolution of various disputes, or significant changes in the economy could impact the reserves required. As of December 31, 2012 and 2011, the allowance for doubtful accounts was $2.6 million and $3.7 million, respectively.

Goodwill and Other Intangible Assets
The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets as of July 1 of each fiscal year, or whenever events occur or circumstances indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is below its carrying value.

The Company has the option to perform a qualitative assessment for impairment of its goodwill and indefinite-lived intangible assets to determine if it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is below its carrying value. If the Company determines based on a qualitative assessment that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is greater than its carrying value, then it would not be required to perform the two-step quantitative impairment test. If necessary, the Company will perform a quantitative assessment for impairment of its goodwill and indefinite-lived intangible assets using the two-step approach.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The first step of the quantitative impairment test requires that the Company determine the fair value of each reporting unit and then compare that fair value to the reporting unit’s carrying amount. The Company uses the income approach to determine the fair value of its reporting units. The Company applies a valuation technique consistent with the income approach to measure the fair value of its indefinite-lived intangible assets. The income approach is based on the present value of estimated discounted cash flows and terminal value projected for each reporting unit. The income approach requires significant judgments, including the projected results of operations, the weighted-average cost of capital (“WACC”) used to discount the cash flows and terminal value assumptions. The projected results of operations are based on the Company’s best estimates of future economic and market conditions, including growth rates, estimated earnings and cash expenditures. The WACC is determined based on the Company’s capital structure, cost of capital, inherent business risk profile and long-term growth expectations, as reflected in the terminal value. The Company uses a market approach based on peer group market multiples to validate the reasonableness of the reporting unit fair values determined under the income approach.
The Company then validates the reasonableness of the total fair value of the reporting units under the income approach by reconciling the aggregate fair values of the reporting units to the Company’s total market capitalization, adjusted to include an estimated control premium. The estimated control premium is derived from observable transactions involving the purchase of controlling interests in comparable companies. The market capitalization of the Company is based on the average stock price over a range of dates preceding and including the assessment date, if available.
The second step of the quantitative impairment test is performed if the first step indicates that impairment exists. The second step of the impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill and intangible assets as of the assessment date. The implied fair value of the reporting unit’s goodwill and other intangible assets is then compared to the carrying amount of goodwill and other intangible assets to quantify an impairment charge as of the assessment date.

The Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets as of July 1, 2012 and determined there was no impairment. The Company's assessment determined that the fair values for each of the Company's reporting units, with the exception of PSS EMEA, comprised primarily of the CDI AndersElite Limited business,were substantially in excess of their related carrying values as of July 1, 2012. The PSS EMEA reporting unit had a fair value in excess of its carrying value of 6% and goodwill of $10.8 million. In addition, the Company's assessment of the L.R. Kimball trademark determined that its fair value was 5% in excess of its $5.1 million carrying value as of July 1, 2012. The Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units and indefinite-lived intangible assets. If actual future results are not consistent with management's estimates and assumptions, the Company may have to take an impairment charge in the future related to its goodwill or other indefinite-lived intangible assets. There were no triggering events subsequent to July 1, 2012 that required additional testing for any reporting units or other indefinite-lived intangible assets other than upon the determination in December 2012 that the L.R. Kimball trademark had a finite useful life and at that time, the Company assessed the L.R. Kimball trademark and determined there was no impairment.

Changes in future market conditions, the Company's business strategy, or other factors could impact the future values of the Company's reporting units, which could result in future impairment charges. The future occurrence of a potential triggering event, such as a decrease in expected earnings, adverse market conditions, a decline in current market multiples, a significant decline in the Company's stock price, a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require additional interim impairment testing prior to the next annual impairment test. In the event of significant adverse changes such as those described above, the Company may need to recognize a non-cash impairment of goodwill, which could have a material adverse effect on the Company's Consolidated Statements of Operations. As of December 31, 2012, total goodwill amounted to $62.0 million.

Other intangible assets arising from acquisitions that are determined to have a definite useful life are generally amortized on a straight-line basis over the estimated useful life of the asset. Other intangible assets determined to have an indefinite useful life are tested for impairment as part of the Company's annual impairment assessment. When significant intangible assets are acquired, an independent third-party valuation firm is engaged to assist in determining the fair value of the assets as of the acquisition date. As of December 31, 2012, other intangible assets amounted to $16.8 million, net of accumulated amortization.

Recently Adopted and Issued Accounting Pronouncements
For information regarding recently adopted and issued accounting pronouncements, see Note 1 - Significant Accounting Policies, under the section "Recent Accounting Pronouncements" in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Contingencies
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business. The Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. Changes in these factors could materially impact the Company's consolidated financial condition, results of operations or cash flows.

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

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of December 31, 2012 is not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. As of December 31, 2012, the Company had outstanding borrowings of $2.8 million with interest payable at the rate of 1.46% per annum.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CDI Corp.:

We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

W e also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CDI Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2013

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010

Revenue	$1,104,958	$1,059,803	$926,289
Cost of services	885,549	834,502	732,326
Gross profit	219,409	225,301	193,963
Operating and administrative expenses	187,143	196,826	185,958
Restructuring and other related costs	—	8,100	—
Goodwill Impairment	—	—	8,312
Operating profit (loss)	32,266	20,375	(307)
Other income (expense), net	(251)	(245)	(540)
Equity in losses of affiliated companies	—	—	(2,299)
Income (loss) before income taxes	32,015	20,130	(3,146)
Income tax expense	12,582	5,130	7,668
Net income (loss)	19,433	15,000	(10,814)
Less: Income attributable to the noncontrolling interest	317	167	44
Net income (loss) attributable to CDI	$19,116	$14,833	$(10,858)

Earnings (loss) per common share:
Basic	$0.99	$0.77	$(0.57)
Diluted	$0.97	$0.77	$(0.57)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2012	2011	2010

Net income (loss)	$19,433	$15,000	$(10,814)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,843	(473)	1,955
Total comprehensive income (loss)	21,276	14,527	(8,859)
Less: Comprehensive income attributable to the noncontrolling interest	353	111	64
Total comprehensive income (loss) attributable to CDI	$20,923	$14,416	$(8,923)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$43,652	$26,644
Accounts receivable, net of allowances of $2,563 and $3,698	223,630	222,889
Prepaid expenses and other current assets	10,515	10,322
Prepaid income taxes	698	2,182
Deferred income taxes	3,850	9,693
Total current assets	282,345	271,730
Property and equipment, net of accumulated depreciation of $75,159 and $75,914	22,090	25,295
Deferred income taxes	7,061	7,342
Goodwill	62,009	61,527
Other intangible assets, net	16,782	18,023
Other non-current assets	10,418	8,599
Total assets	$400,705	$392,516

Liabilities and Equity
Current liabilities:
Short-term borrowings	$2,751	$—
Cash overdraft	—	3,363
Accounts payable	41,157	36,170
Accrued compensation and related expenses	43,571	41,943
Other accrued expenses and other current liabilities	12,825	19,236
Accrued customer rebates	2,145	6,042
Income taxes payable	1,759	3,207
Total current liabilities	104,208	109,961
Deferred compensation	8,398	9,324
Deferred income tax	1,875	1,820
Other non-current liabilities	6,444	4,380
Total liabilities	120,925	125,485
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 21,822 and 21,642 shares	2,182	2,164
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	67,863	63,860
Retained earnings	259,912	253,344
Accumulated other comprehensive income (loss)	1,501	(306)
Common stock in treasury, at cost - 2,463 shares	(52,487)	(52,487)
Total CDI shareholders' equity	278,971	266,575
Noncontrolling interest	809	456
Total equity	279,780	267,031
Total liabilities and equity	$400,705	$392,516

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2012	2011	2010

Operating activities:
Net income (loss)	$19,433	$15,000	$(10,814)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,959	9,640	9,971
Amortization	1,306	1,368	686
Goodwill Impairment	—	—	8,312
Deferred income taxes	6,186	433	2,343
Equity in losses of affiliated companies	—	—	2,299
Stock-based compensation	3,414	3,358	2,979
Non-cash reduction in legal reserves	—	(9,698)	—
Loss on disposal of assets	492	1,170	—
Changes in operating assets and liabilities:
Accounts receivable, net	18	(103)	(27,347)
Prepaid expenses and other current assets	262	(1,560)	(582)
Accounts payable	4,891	3,019	4,242
Accrued expenses and other current liabilities	(8,762)	4,543	2,698
Income taxes prepaid/payable	(351)	1,638	2,042
Other non-current assets	(1,719)	261	(933)
Deferred compensation	579	(189)	153
Other non-current liabilities	2,429	(878)	(388)
Net cash provided by (used in) operating activities	37,137	28,002	(4,339)

Investing activities:
Additions to property and equipment	(6,225)	(5,658)	(5,890)
Reacquired franchise rights	(65)	(372)	(386)
Acquisitions, net of cash acquired	—	—	(38,842)
Other	(344)	170	318
Net cash used in investing activities	(6,634)	(5,860)	(44,800)

Financing activities:
Dividends paid to shareholders	(12,548)	(9,956)	(9,900)
Payment of acquisition related earn out	(370)	—	—
Net borrowings (repayments) of credit facility	2,751	(13,900)	13,900
Change in cash overdraft	(3,363)	393	127
Proceeds from exercises of employee stock options	—	—	65
Common shares withheld for taxes	(900)	(551)	(560)
Contribution to joint venture by non-controlling venture	—	—	140
Excess tax benefit from share-based compensation awards	387	—	—
Net cash (used in) provided by financing activities	(14,043)	(24,014)	3,772

Effect of exchange rate changes on cash and cash equivalents	548	(230)	585
Net increase (decrease) in cash and cash equivalents	17,008	(2,102)	(44,782)
Cash and cash equivalents at beginning of period	26,644	28,746	73,528
Cash and cash equivalents at end of period	$43,652	$26,644	$28,746

Supplemental disclosure of cash flow information:
Cash paid for interest	$202	$333	$8
Cash paid for income taxes, net	$6,591	$3,213	$4,024

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total CDI Share-holders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

December 31, 2009	21,429	$2,143	$(52,366)	$57,577	$269,225	$(1,824)	$274,755	$141	$274,896
Net (loss) income	—	—	—	—	(10,858)	—	(10,858)	44	(10,814)
Translation adjustments	—	—	—	—	—	1,935	1,935	20	1,955
Share-based compensation expense		—	—	2,979	—	—	2,979	—	2,979
Reclassification of equity awards from liabilities, net	—	—	—	165	—	—	165	—	165
Proceeds from exercise of stock options	13	1	—	65	—	—	66	—	66
Vesting of equity awards	124	12	—	(12)	—	—	—	—	—
Common shares withheld for taxes	(35)	(3)	—	(557)	—	—	(560)	—	(560)
Shares acquired in connection with stock option exercises	—	—	(121)	121	—	—	—	—	—
Cash dividends paid ($0.52 per common share)	—	—	—	—	(9,900)	—	(9,900)	—	(9,900)
Other	—	—	—	—	—	—	—	140	140
December 31, 2010	21,531	2,153	(52,487)	60,338	248,467	111	258,582	345	258,927
Net income	—	—	—	—	14,833	—	14,833	167	15,000
Translation adjustments	—	—	—	—	—	(417)	(417)	(56)	(473)
Share-based compensation expense	—	—	—	3,358	—	—	3,358	—	3,358
Reclassification of equity awards from liabilities, net	—	—	—	726	—	—	726	—	726
Vesting of equity awards	149	15	—	(15)	—	—	—	—	—
Common shares withheld for taxes	(38)	(4)	—	(547)	—	—	(551)		(551)
Cash dividends paid ($0.52 per common share)	—	—	—	—	(9,956)	—	(9,956)	—	(9,956)
December 31, 2011	21,642	2,164	(52,487)	63,860	253,344	(306)	266,575	456	267,031
Net income	—	—	—	—	19,116	—	19,116	317	19,433
Translation adjustments	—	—	—	—	—	1,807	1,807	36	1,843
Share-based compensation expense	—	—	—	3,414	—	—	3,414	—	3,414
Share-based compensation tax benefit, net	—	—	—	50	—	—	50	—	50
Reclassification of equity awards from liabilities, net	—	—	—	1,457	—	—	1,457	—	1,457
Vesting of equity awards	235	24	—	(24)	—	—	—	—	—
Common shares withheld for taxes	(55)	(6)	—	(894)	—	—	(900)	—	(900)
Cash dividends paid ($0.65 per common share)	—	—	—	—	(12,548)	—	(12,548)	—	(12,548)
December 31, 2012	21,822	$2,182	$(52,487)	$67,863	$259,912	$1,501	$278,971	$809	$279,780

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

1.    Significant Accounting Policies

Organization - CDI Corp. and Subsidiaries (the “Company” or “CDI”) is an integrated engineering and technology services organization providing client-focused solutions in select global industries. The Company provides engineering and information technology (“IT”) solutions and staffing services to clients in the Oil, Gas and Chemical (“OGC”), Aerospace and Industrial Equipment (“AIE”), and Hi-Tech industry verticals as well as in "Other" industry verticals that include the U.S. defense, infrastructure, transportation and financial services industries. The Company derives most of its revenue by providing these services to large and mid-sized companies located primarily in the United States (“U.S.”), Canada and the United Kingdom (“UK”).

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

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts disclosed in the financial statements and accompanying notes. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the assumptions used in the determination of the allowance for doubtful accounts receivable, impairment assessment of goodwill and indefinite-lived intangible assets, determination of the recoverability of long-lived assets, assessment of legal contingencies and calculation of income taxes.

Reclassifications - For comparative purposes, certain amounts have been reclassified to conform to the current period presentation. Historical segment financial information has been reclassified as a result of the organizational changes announced in December 2011 to reflect the realignment of the Company's reporting segments and centralization of certain support functions previously contained in the reporting segments. See Note 14—Reporting Segments.

Revenue Recognition - Revenue is presented net of any revenue-based taxes, such as sales, use, excise and value added taxes. The Company derives its revenue from several sources. Each of the Company’s three segments provide staffing services. The Company’s Global Engineering Technology Solutions (“GETS”) segment also provides project and outsourcing services, which include some cost-plus and fixed-price contracts, and permanent placement services. The Company’s Management Recruiters International (“MRI”) segment also generates franchising revenue through royalties and, to a lesser extent, initial franchise fees.

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
Project and Outsourcing Services - The Company recognizes revenue from project and outsourcing services as the services are performed. Revenue for these services is generally based on mark-ups of its employees' rates of pay utilizing an hourly multiplier or on a cost plus fixed fee basis. Information technology ("IT") outsourcing service contracts generally include the performance of certain computer or network operations or help-desk support on behalf of clients. These IT outsourcing service contracts typically contain an invoicing schedule covering the contractual period. Accordingly, the Company recognizes revenue on a pro-rata basis using elapsed time as the measure of performance under these IT outsourcing service contracts. The Company derives less than 5% of its revenue from fixed-price contracts. Fixed-price engineering contracts typically include development of conceptual and detailed designs in support of a client's construction of tangible property. The Company recognizes revenue for fixed-price contracts under the percentage-of-completion method based generally on the proportion of total direct labor costs incurred to total estimated direct labor costs. When total estimated costs indicate a loss, the Company will recognize the full amount of that loss immediately.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Permanent Placement Services - These services include the search for and recruitment of candidates for employment with the Company’s clients. Generally, the Company performs permanent placement services on a non-exclusive, contingency basis. Revenue is recognized only after successfully placing a recommended candidate.
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

Foreign Currency - Foreign subsidiaries of the Company use local currency as the functional currency. Net assets are translated at year-end exchange rates while revenue and expenses are translated at average monthly exchange rates. Adjustments resulting from these translations are reflected in “Accumulated other comprehensive income (loss)” in the equity section of the consolidated balance sheets. Gains and losses arising from foreign currency transactions are reflected in “Other income (expense), net” in the consolidated statements of operations.

Concentrations of Credit Risk - The Company’s principal asset is its accounts receivable. Substantially all of the Company’s clients are provided trade credit. The Company’s clients are primarily large and mid-sized organizations. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company considers a number of factors in determining the allowance for doubtful accounts receivable, including an assessment of client-specific information, the Company’s historical experience, the age of the receivable and current market and economic conditions.

The following table summarizes the changes in the allowance for doubtful accounts receivable for the indicated periods:

	Balance at beginning of year	Additions charged to earnings	Uncollectible receivables written off, net of recoveries	Balance at end of year

December 31, 2012	$3,698	$637	$(1,772)	$2,563
December 31, 2011	5,339	428	(2,069)	3,698
December 31, 2010	6,887	2,274	(3,822)	5,339

One client accounted for approximately 22% and 26% of total accounts receivable as of December 31, 2012 and 2011, respectively.
The Company’s cash and cash equivalents are held in money market mutual funds and in accounts at major banks and financial institutions located primarily in Canada, U.S. and the UK.

Income Taxes - The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and tax basis of its assets and liabilities. In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use tax credit carry forwards and carry backs, final tax settlements and the effectiveness of its tax planning strategies in the various tax jurisdictions in which it operates. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. See Note 9—Income Taxes.

Cash and Cash Equivalents - Cash equivalents include highly liquid investments that mature within 90 days from the date of investment.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Fair Value of Financial Instruments - The net carrying amounts of cash and cash equivalents, accounts receivable, cash overdraft, accounts payable and short-term debt approximate their fair value due to the short-term nature of these instruments as well as the variable interest rate for short-term borrowings.
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
Computer equipment        4 years
Equipment and furniture        4-10 years
Software                4-7 years
Leasehold improvements        Shorter of lease term or useful life

The Company capitalizes direct costs incurred in the development of internal-use software in the application development stage of software development.

Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price over the estimated fair market value of identifiable net assets at the date of acquisition in a business combination. Other intangible assets are identifiable assets that lack physical substance, which are acquired as part of a business combination or other transaction. Intangible assets with definite lives are amortized on a straight-line basis over their useful lives. Goodwill and other intangible assets with indefinite lives are not amortized and are tested for impairment at least annually. The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets as of July 1 of each fiscal year, or whenever events occur or circumstances indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is below its carrying value.

The Company has the option to perform a qualitative assessment for impairment of its goodwill and indefinite-lived intangible assets to determine if it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is below its carrying value. If the Company determines based on a qualitative assessment that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is greater than its carrying value, then it would not be required to perform the two-step quantitative impairment test. If necessary, the Company will perform a quantitative assessment for impairment of its goodwill and indefinite-lived intangible assets using the two-step approach.

The first step of the quantitative impairment test requires that the Company determine the fair value of each reporting unit and then compare that fair value to the reporting unit’s carrying amount. The Company uses the income approach to determine the fair value of its reporting units. The Company applies a valuation technique consistent with the income approach to measure the fair value of its indefinite-lived intangible assets. The income approach is based on the present value of estimated discounted cash flows and terminal value projected for each reporting unit. The income approach requires significant judgments, including the projected results of operations, the weighted-average cost of capital (“WACC”) used to discount the cash flows and terminal value assumptions. The projected results of operations are based on the Company’s best estimates of future economic and market conditions, including growth rates, estimated earnings and cash expenditures. The WACC is determined based on the Company’s capital structure, cost of capital, inherent business risk profile and long-term growth expectations, as reflected in the terminal value. The Company uses a market approach based on peer group market multiples to validate the reasonableness of the reporting unit fair values determined under the income approach.
The Company then validates the reasonableness of the total fair value of the reporting units under the income approach by reconciling the aggregate fair values of the reporting units to the Company’s total market capitalization, adjusted to include an estimated control premium. The estimated control premium is derived from observable transactions involving the purchase of controlling interests in comparable companies. The market capitalization of the Company is based on the average stock price over a range of dates preceding and including the assessment date, if available.
The second step of the quantitative impairment test is performed if the first step indicates that impairment exists. The second step of the impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill and intangible assets as of the assessment date. The implied fair value of the reporting unit’s goodwill and other intangible assets is then compared to the carrying amount of goodwill and other intangible assets to quantify an impairment charge as of the assessment date.

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
The Company consolidates investments for which it has the ability to control or for which it has an ownership interest in the voting stock of the investee in excess of 50%. The portion of the results not attributable to the Company’s controlling interest in the investee’s results is presented as “Income attributable to the noncontrolling interest” in the consolidated statements of operations.

Leases - The Company leases office facilities and equipment under operating leases. For significant lease agreements that provide for escalating rent payments or free-rent occupancy periods, the Company recognizes rent expense on a straight-line basis over the non-cancelable lease term. The lease term commences on the date when all conditions precedent to the Company’s obligation to pay rent are satisfied. Deferred rent is included in “Other accrued expenses and other current liabilities” and "Other non-current liabilities" in the consolidated balance sheets.

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

Share-Based Compensation - The Company accounts for share-based compensation based on the fair value of the award at the date of grant for equity-classified awards or as re-measured each reporting date for liability-classified awards until such awards no longer remain outstanding. The Company estimates the fair value of awards of equity share options or similar awards using option-pricing models, including the Black-Scholes and Monte Carlo simulation models, and generally recognizes this value as compensation expense ratably over the requisite service period, net of estimated forfeitures.

Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, (“ASU 2012-02”), which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company adopted ASU 2012-02 during the quarter ended December 31, 2012 and the adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In January 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), an update to ASC Topic 220 - Comprehensive Income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for interim and annual reporting periods beginning on or after January 1, 2013. An entity should provide the required disclosures retrospectively for all comparative periods presented. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company's consolidated financial position, results of operations or cash flows.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

2.    Property and Equipment

Property and equipment, net was comprised of the following for the indicated periods:

	December 31,
	2012	2011

Computer equipment	$40,281	$43,526
Equipment and furniture	18,881	20,117
Software	29,538	29,304
Leasehold improvements	8,549	8,262
Total property and equipment	97,249	101,209
Accumulated depreciation	(75,159)	(75,914)
Property and equipment, net	$22,090	$25,295

During the years ended December 31, 2012 and 2011, the Company capitalized $0.2 million and $1.1 million, respectively, of internal-use software acquisition and development costs. During 2012 and 2011, the Company recorded adjustments to retire $10.3 million and $9.1 million, respectively, of property and equipment and removed the associated $9.8 million and $7.9 million, respectively, of accumulated depreciation, recognizing a loss of $0.5 million and $1.2 million, respectively.

3.    Fair Value Disclosures

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements as of December 31, 2012 using
	Fair Value Measurements as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual Funds:
Bond	$1,972	$1,972	$—	$—
Large Cap	1,980	1,980	—	—
International	917	917	—	—
Mid Cap	383	383	—	—
Small Cap	509	509	—	—
Balanced	354	354	—	—
Total Mutual Funds	6,115	6,115	—	—
Money Market Funds	1,508	1,508	—	—
Total Assets (1)	$7,623	$7,623	$—	$—

(1)
As of December 31, 2012, $0.3 million and $7.3 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

		Fair Value Measurements as of December 31, 2011 using
	Fair Value Measurements as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual Funds:
Bond	$1,968	$1,968	$—	$—
Large Cap	1,463	1,463	—	—
International	1,053	1,053	—	—
Mid Cap	915	915	—	—
Small Cap	560	560	—	—
Balanced	234	234	—	—
Total Mutual Funds	6,193	6,193	—	—
Money Market Funds	1,764	1,764	—	—
Total Assets (1)	$7,957	$7,957	$—	$—

(1)
As of December 31, 2011, $0.8 million and $7.1 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

4.	Goodwill and Other Intangible Assets

On December 20, 2010, the Company acquired substantially all of the assets and certain liabilities of DSPCon, Inc. (“DSPCon”) for a purchase price of $6.9 million. Approximately $5.6 million of the purchase price was allocated to intangible assets, including $1.7 million for client relationships, $0.5 million for developed technology, $0.1 million for a trademark and $3.4 million for goodwill. The first of up to two contingent purchase consideration payments occurred during 2012 in the amount of $0.4 million. As of December 31, 2012, the fair value of remaining contingent purchase consideration was $2.0 million based on significant unobservable inputs or level 3 inputs of the fair value hierarchy. The key assumption used to determine the fair value of contingent purchase consideration was management’s estimate of the DSPCon business' future earnings before interest and taxes.

On June 28, 2010, the Company acquired substantially all of the assets and certain liabilities of L. Robert Kimball & Associates, Inc. and two affiliated companies (collectively, “L.R. Kimball”) for $34.1 million in cash. Approximately $23.1 million of the purchase price was allocated to intangible assets, including $2.2 million for client relationships, $0.2 million for non-compete agreements, $5.1 million for a trademark (the "L.R. Kimball trademark") and $15.6 million for goodwill.

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2011				December 31, 2012
	Gross Balance	Accumulated Impairment Losses	Additions	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$50,720	$(15,171)	$—	$—	$50,720	$(15,171)
PSS	24,715	(8,312)	—	394	25,109	(8,312)
MRI	15,805	(6,230)	—	88	15,893	(6,230)
Total goodwill	$91,240	$(29,713)	$—	$482	$91,722	$(29,713)

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

	December 31, 2010				December 31, 2011
	Gross Balance	Accumulated Impairment Losses	Additions	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$50,372	$(15,171)	$290	$58	$50,720	$(15,171)
PSS	24,612	(8,312)	—	103	24,715	(8,312)
MRI	15,783	(6,230)	—	22	15,805	(6,230)
Total goodwill	$90,767	$(29,713)	$290	$183	$91,240	$(29,713)

The Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets as of July 1, 2012 and determined there was no impairment. The Company's assessment determined that the fair values for each of the Company's reporting units, with the exception of PSS EMEA, comprised primarily of the CDI AndersElite Limited business, were substantially in excess of their related carrying values as of July 1, 2012. The PSS EMEA reporting unit had a fair value in excess of its carrying value of 6% and goodwill of $10.8 million. In addition, the Company's assessment of the L.R. Kimball trademark determined that its fair value was 5% in excess of its $5.1 million carrying value as of July 1, 2012. The Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units and indefinite-lived intangible assets. If actual future results are not consistent with management's estimates and assumptions, the Company may have to take an impairment charge in the future related to its goodwill or other indefinite-lived intangible assets. There were no triggering events subsequent to July 1, 2012 that required additional testing for any reporting units or other indefinite-lived intangible assets other than upon the determination in December 2012 that the L.R. Kimball trademark had a finite useful life and at that time, the Company assessed the L.R. Kimball trademark and determined there was no impairment.

The following tables summarize the changes in the Company's carrying value of other intangible assets for the indicated periods:

	December 31, 2011				December 31, 2012
	Gross Balance	Accumulated Amortization	Additions and Adjustments (1)	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Trademarks	$100	$(33)	$5,100	$(34)	$5,200	$(67)
Developed technology	460	(92)	—	(92)	460	(184)
Client relationships	11,960	(2,537)	—	(1,056)	11,960	(3,593)
Non-compete	150	(46)	—	(29)	150	(75)
Reacquired franchise rights	907	(111)	65	(95)	972	(206)
Total intangible assets subject to amortization	13,577	(2,819)	5,165	(1,306)	18,742	(4,125)
Indefinite-lived intangible assets:
Trademarks	7,265	—	(5,100)	—	2,165	—
Total other intangible assets	$20,842	$(2,819)	$65	$(1,306)	$20,907	$(4,125)

(1)
In December 2012, the Company reassessed the useful life of the $5.1 million L.R. Kimball trademark and determined the trademark to have a finite life. Accordingly, the Company accounted for this change on a prospective basis and will amortize it on a straight-line basis over its estimated remaining useful life.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

	December 31, 2010				December 31, 2011
	Gross Balance	Accumulated Amortization	Additions	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Trademarks	$100	$—	$—	$(33)	$100	$(33)
Developed technology	460	—	—	(92)	460	(92)
Client relationships	11,960	(1,389)	—	(1,148)	11,960	(2,537)
Non-compete	150	(15)	—	(31)	150	(46)
Reacquired franchise rights	536	(47)	371	(64)	907	(111)
Total intangible assets subject to amortization	13,206	(1,451)	371	(1,368)	13,577	(2,819)
Indefinite-lived intangible assets:
Trademarks	7,265	—	—	—	7,265	—
Total other intangible assets	$20,471	$(1,451)	$371	$(1,368)	$20,842	$(2,819)

Amortization expense was $1.3 million for 2012, $1.4 million for 2011 and $0.7 million for 2010. Annual amortization expense is expected to range from approximately $1.2 million to $1.6 million per year for each of the next five years.

5.	Restructuring and Other Related Costs

In December 2011, the Company announced a strategic growth initiative. As part of this initiative, the Company approved a restructuring plan (“the Restructuring Plan”) designed to reduce costs and improve efficiencies. Implementation of the Restructuring Plan was completed in 2012 with certain cash payments expected through 2014.

In the fourth quarter of 2011, the Company recorded an aggregate pre-tax charge of $8.1 million to “Restructuring and other related costs” in the consolidated statement of operations, comprised of $5.7 million of employee severance and related costs, $0.8 million of real estate exit and related costs and $1.5 million of asset write-offs. During the year ended December 31, 2012, the Company adjusted its total restructuring liability due to lower than expected severance costs offset partially by an increase in expected real estate exit costs due to a change in sublease assumptions.

The following table summarizes the Restructuring Plan provision, activity and ending balances in “Other accrued expenses and other current liabilities” in the consolidated balance sheets by cost type for the indicated periods:

	Employee severance and related costs	Real estate exit and related costs	Asset write-offs	Accrued restructuring liability

Restructuring and other related costs	$5,739	$831	$1,530	$8,100
Cash payments	(367)	—	—
Non-cash	—	—	(1,530)
December 31, 2011	5,372	831	—	6,203
Cash payments	(4,358)	(701)	—
Non-cash	(587)	377	—
December 31, 2012	$427	$507	$—	$934

6.	Short-Term Borrowings

On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited (each a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”). The Credit Agreement established a $75.0 million revolving line of credit facility (including a $5.0 million UK overdraft facility) that expires on November 29, 2017. The Company intends to repay outstanding borrowings under the Credit Agreement as of December 31, 2012 during 2013 and as a result has recorded these borrowings in "Short-term borrowings" in the consolidated balance sheets. Borrowings under this line of credit may be used by the Company and the other Borrowers for general business purposes or for letters of credit.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The Borrowers' obligations under the Credit Agreement are guaranteed by three indirect subsidiaries of the Company: CDI-Infrastructure, LLC, CDI Marine Company and MRI Contract Staffing, Inc. The obligations of the three Borrowers and the three guarantors (the “Loan Parties”) are unsecured.

Interest on borrowings under the facility are based on either an “Overnight Rate,” “Sterling Overnight Rate,” “LIBOR” or a “Base Rate” (each as set forth in the Credit Agreement), as chosen by the applicable Borrower each time it wishes to borrow funds. The “Applicable Rate” (as set forth in the Credit Agreement) equals either (i) the Overnight Rate, Sterling Overnight Rate or LIBOR plus a number of basis points (ranging from 1.25% to 2.00%) or (ii) the Base Rate plus a number of basis points (ranging from 0.25% to 1.00%), in each case depending on the Company's consolidated leverage ratio (which is the ratio of consolidated funded indebtedness to consolidated EBITDA, as defined in the Credit Agreement). There are customary fees associated with the facility including, but not limited to, an unused commitment fee at the rate of 0.15% to 0.225% on the daily amount of the Bank's unused commitment.

The Credit Agreement contains customary affirmative covenants and certain restrictive covenants which limit the Company with respect to, among other things, creating liens on its assets, incurring indebtedness, making acquisitions and other investments, and disposing of assets other than in the ordinary course of business. The Credit Agreement also contains financial covenants which require the Company not to exceed a maximum consolidated leverage ratio (consolidated funded indebtedness to consolidated EBITDA) of 2.5 to 1.0 and to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0. The preceding financial covenant terms are as defined in the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2012.

As of December 31, 2012, the Company had outstanding borrowings of $2.8 million, letters of credit outstanding of $3.1 million and $69.1 million available to borrow under the Credit Agreement. Interest was payable at the rate of 1.46% per annum for outstanding borrowings as of December 31, 2012.

The Company's credit agreement with JPMorgan Chase Bank, N.A. expired on November 30, 2012. Upon expiration, the Company entered into a letter agreement with JPMorgan Chase Bank, N.A. to keep in effect an existing standby letter of credit that expires July 1, 2013. The Company provided cash in the amount of $0.4 million to fully collateralize the standby letter of credit, which restricted cash is recorded to "Prepaid expenses and other current assets" in the consolidated balance sheets. As of December 31, 2011, there were no outstanding borrowings under the credit agreement with JPMorgan Chase Bank, N.A.

7.    Share-Based Compensation

On May 3, 2012, the Company's shareholders approved the CDI Corp. Amended and Restated 2004 Omnibus Stock Plan (the "Restated Omnibus Plan") for the benefit of employees, consultants and non-employee directors. The Restated Omnibus Plan amended and restated the CDI Corp. 2004 Omnibus Stock Plan and eliminated prospective participation in the CDI Corp. Stock Purchase Plan. The Restated Omnibus Plan provides for the grant of share-based awards including, but not limited to, stock options, stock appreciation rights, restricted stock, time-vested deferred stock and performance-based share awards. Vesting and other terms of share-based awards are set forth in individual agreements with the participant. The Company's share-based awards generally vest ratably over three to five years and generally expire in seven years from the date of grant.

As of December 31, 2012, the Company is authorized to issue an additional number of shares of the Company's common stock under the Restated Omnibus Plan of approximately 2.3 million shares. The Company may settle share-based awards by delivering shares of the Company's common stock that are authorized but unissued or that are held in treasury. When an award is granted, the number of shares of common stock subject to such award are reserved for issuance. Shares of Company stock tendered in payment of the exercise price or withholding taxes in respect of an award shall again be available for issuance under the Restated Omnibus Plan.

Stock-based compensation expense is included in “Operating and administrative expenses” in the consolidated statements of operations and amounted to $3.4 million ($2.1 million, net of tax), $3.4 million ($2.1 million, net of tax) and $3.0 million ($1.8 million, net of tax) for the years ended December 31, 2012, 2011 and 2010, respectively.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The table below summarizes the components of stock-based compensation expense for all of the Company’s stock-based plans by award type for the indicated periods:

	Year ended December 31,
	2012	2011	2010

Time-vested deferred stock	$1,920	$1,625	$1,751
Stock appreciation rights	647	850	988
Performance-based share awards	631	721	—
Stock purchase plan	126	162	240
Stock options	90	—	—
Total stock-based compensation	$3,414	$3,358	$2,979

Time-Vested Deferred Stock (“TVDS”)
TVDS awards entitle each recipient to receive a number of shares of the Company’s common stock upon vesting. The shares of TVDS generally vest ratably over five years on each of the anniversaries of the date of grant, except for those granted to the non-employee directors and certain current members of senior management, whose vesting periods vary from two to five years. TVDS will generally be forfeited prior to vesting if the holder’s employment with the Company ends, or for a certain award, if the Company’s stock price on the date of vesting is below the price on the date of grant. Upon vesting, a holder of TVDS receives the number of originally awarded shares plus additional shares of CDI common stock having a fair market value equal to the sum of the dividends that would have been paid on the original awarded shares during the vesting period had they been issued and outstanding throughout the vesting period. Compensation cost on TVDS is based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight-line basis over the vesting period.

The following table summarizes the Company’s TVDS activity and related information for the indicated periods:

	Time Vested Deferred Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (In Years)

Outstanding non-vested as of December 31, 2009	182	$18.50
Granted	116	15.44
Vested	(78)	19.36
Canceled	(2)	18.63
Outstanding non-vested as of December 31, 2010	218	16.57
Granted	305	14.74
Vested	(70)	20.59
Canceled	(37)	15.16
Outstanding non-vested as of December 31, 2011	416	14.68
Granted	104	17.14
Vested	(95)	12.89
Canceled	(25)	13.43
Outstanding non-vested as of December 31, 2012	400	15.82	2.9

The following table shows for TVDS awards the calculation of the equivalent number of shares equal to the sum of the dividends that would have been paid on the original awarded shares during the vesting period had they been issued and outstanding throughout the vesting period for the indicated periods:

	December 31,
	2012	2011	2010

Dividend Participation	$370	$241	$174
Closing market price per share	$17.13	$13.81	$18.59
Equivalent shares at closing market price	22	17	9

As of December 31, 2012, total unrecognized compensation cost related to non-vested TVDS awards was $3.0 million, which is expected to be recognized over a weighted-average period of 2.9 years.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Stock Appreciation Rights (“SARs”)
SARs represent the right to receive, upon exercise, shares of the Company’s common stock having a value equal to the difference between the market price of the common stock and the exercise price, net of withholding taxes, as determined by the terms of the individual awards. SARs generally vest between three to five years and expire in seven years from the date of grant. In estimating the expected term of SARs granted in 2012, 2011 and 2010, the Company utilized actual historical experience. The expected stock price volatility is based on the historical volatility of the Company’s common stock.

The following table summarizes the range of assumptions used to estimate the fair values of SARs granted for the indicated periods:

	Year ended December 31,
	2012	2011	2010

Risk-free interest rate	0.72%	0.87-2.37%	1.44-2.33%
Expected life of SARs	4.3 years	4.5 years	4.9 years
Expected stock price volatility	56%	54-60%	52-53%
Expected dividend yield	3.47%	2.71-4.97%	3.23-3.92%
Weighted-average fair value at grant date	$5.20	$3.22-8.13	$4.39-5.75

The following table summarizes the Company’s SARs activity and related information for the indicated periods:

	SARs	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2009	586	$20.66
Granted	159	14.80
Exercised	(7)	9.61
Canceled	(38)	19.43
Expired	(5)	25.49
Outstanding as of December 31, 2010	695	19.47
Granted	429	13.15
Exercised	(22)	10.06
Canceled	(136)	15.70
Expired	(109)	24.49
Outstanding as of December 31, 2011	857	16.51
Granted	18	14.99
Exercised	(79)	10.88
Canceled	(69)	13.38
Expired	(99)	22.99
Outstanding as of December 31, 2012	628	16.53	3.8	$1,968
Exercisable as of December 31, 2012	265	20.63	2.4	438
Exercisable and expected to vest as of December 31, 2012	527	17.34	3.5	1,448

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2012. The total intrinsic value of SARs exercised during the years ended December 31, 2012, 2011 and 2010 was $0.5 million, $0.1 million and $0.1 million, respectively. As of December 31, 2012, total unrecognized compensation cost related to non-vested SARs was $1.2 million, which is expected to be recognized over a weighted-average period of 3.1 years.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Performance-Based Share Awards
Performance-based share awards represent a number of shares of common stock to be awarded based on the achievement of certain performance criteria and generally vest over a two to five year period from the date of grant. The fair value of a performance-based share award is determined and the number of shares of common stock to be awarded is fixed on the date of grant. The Company periodically assesses the probability of achievement of the performance criteria and adjusts the amount of compensation expense recognized accordingly. Compensation expense is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.

The following table summarizes the Company’s performance-based share awards activity and related information for the indicated periods:

	Performance-based Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

Outstanding as of December 31, 2009	—	$—
Granted	46	14.78
Canceled	(46)	14.78
Outstanding as of December 31, 2010	—	—
Granted	133	13.67
Canceled	(26)	13.64
Outstanding as of December 31, 2011	107	13.67
Granted	82	17.36
Vested	(50)	13.67
Canceled	(32)	16.02
Outstanding as of December 31, 2012	107	15.78	4.0

As of December 31, 2012, total unrecognized compensation cost related to non-vested performance-based share awards was $1.2 million, which is expected to be recognized over a weighted-average period of 4 years.

Stock Purchase Plan (“SPP”)
On May 3, 2012, the Restated Omnibus Plan terminated the SPP and provided that any shares that were available for issuance under the SPP as of that date with respect to new awards were made available for issuance under the Restated Omnibus Plan.

Under the terms of the SPP, designated employees and non-employee directors had the opportunity to purchase shares of the Company’s common stock on a pre-tax basis and the Company matched participant contributions on a one for three basis. Vesting of SPP units occurs over a period of three to ten years as chosen by the participant. As of December 31, 2012, there were 56 thousand SPP units accumulated based upon participating employee and Company matching contributions and using a weighted-average market price of $13.79. In addition, SPP units that vest will receive additional shares of the Company’s common stock in lieu of dividends declared from the date of grant to the date of vesting.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Stock Options
Options are granted at a price equal to the quoted market price per share of the Company’s common stock on the date of grant. Employee stock options generally vest ratably over a five year period and expire seven years from the date of grant for awards that do not immediately settle upon vesting.

The following table summarizes the Company’s stock option activity and related information for the indicated periods:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2009	341	$23.50
Exercised	(28)	15.26
Canceled	(13)	27.38
Expired	(145)	24.69
Outstanding as of December 31, 2010	155	23.57
Canceled	(50)	16.05
Expired	(105)	27.15
Outstanding as of December 31, 2011	—	—
Granted	154	17.36
Canceled	(10)	17.36
Outstanding as of December 31, 2012	144	17.36	6.8	$—

At December 31, 2012, there were no exercisable options outstanding. The total intrinsic value of stock options exercised during the year ended December 31, 2010 was $0.1 million. As of December 31, 2012, total unrecognized compensation cost related to non-vested stock options was $0.8 million, which is expected to be recognized over a weighted-average period of 4.2 years.

8.    Basic and Diluted Earnings Per Share (“EPS”) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Year ended December 31,
	2012	2011	2010

Numerator:
Net income (loss) attributable to CDI	$19,116	$14,833	$(10,858)
Denominator:
Basic weighted-average shares	19,344	19,144	19,015
Dilutive effect of stock-based awards	401	212	—
Diluted weighted-average shares	19,745	19,356	19,015
Earnings (loss) per common share:
Basic	$0.99	$0.77	$(0.57)
Diluted	$0.97	$0.77	$(0.57)

There were 425 thousand, 729 thousand and 1,259 thousand shares excluded from the computation of EPS for the years ended December 31, 2012, 2011 and 2010, respectively, because their inclusion would have been anti-dilutive.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

9.    Income Taxes

Income (loss) before income taxes were as follows for the indicated periods:

	Year ended December 31,
	2012	2011	2010

United States	$25,417	$11,186	$13,194
Foreign	6,598	8,944	(16,340)
Income (loss) before income taxes	$32,015	$20,130	$(3,146)

Income tax expense was comprised of the following for the indicated periods:

	Year ended December 31,
	2012	2011	2010

Current
Federal	$3,845	$2,595	$4,638
State	360	1,604	1,007
Foreign	2,176	442	(179)
Total current	6,381	4,641	5,466

Deferred
Federal	4,819	1,086	706
State	1,198	(552)	206
Foreign	184	(45)	1,290
Total deferred	6,201	489	2,202

Income Tax Expense	$12,582	$5,130	$7,668

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The following table reconciles income tax expense and rate based on the U.S. statutory rate to the Company’s income tax expense for the indicated periods:

	Year ended December 31,
	2012		2011		2010
	$	%	$	%	$	%

Income tax expense based on the U.S. statutory rate	$11,205	35.0%	$7,046	35.0%	$(1,101)	35.0%
Effect of impairment charge related to a goodwill write-down	—	—	—	—	2,909	(92.5)
Effect of settlement with the DOJ (1)	—	—	—	—	(863)	27.4
Effect of charge related to the UK OFT matter	—	—	(3,381)	(16.8)	—	—
State income taxes, net of federal tax benefit	1,013	3.2	684	3.4	563	(17.9)
Permanent items	148	0.5	164	0.8	283	(9.0)
Effect of foreign operations	2	—	289	1.4	1,373	(43.6)
Net change in uncertain tax positions	(274)	(0.9)	(139)	(0.7)	119	(3.8)
Adjustment to deferred taxes, pertaining to prior years	—	—	—	—	558	(17.7)
Change in valuation allowance - foreign loss deferred tax assets	477	1.5	634	3.2	3,293	(104.7)
HIRE Act income tax credit	—	—	(947)	(4.7)	—	—
Stock-based compensation	382	1.2	689	3.4	408	(13.0)
Other	(371)	(1.2)	91	0.5	126	(4.0)
Income tax expense	$12,582	39.3	$5,130	25.5	$7,668	(243.7)

(1)
The Company paid $2.4 million in 2010 to settle a claim brought by the U.S. Department of Justice ("DOJ") and an individual relator. The Company originally reserved $4.3 million in 2009 and reversed $1.8 million concurrent with the settlement through "Operating and administrative expenses" in the consolidated statements of operations.

The tax effects of temporary differences that give rise to the Company’s deferred tax accounts were as follows for the indicated periods:

	December 31,
	2012	2011

Deferred tax assets:
Accrued compensation	$9,264	$11,126
Reserves and accruals	2,027	4,635
Bad debts	—	1,145
Loss and credit carryforwards	12,817	10,912
Total gross deferred tax assets	24,108	27,818
Less: valuation allowances	(6,362)	(5,354)
Net total deferred tax assets	17,746	22,464

Deferred tax liabilities:
Property and equipment depreciation	(3,560)	(4,098)
Intangible asset amortization	(4,815)	(2,135)
Other	(335)	(1,016)
Total deferred tax liabilities	(8,710)	(7,249)

Net deferred tax assets	$9,036	$15,215

As of December 31, 2012, the Company had state net operating loss carry forwards aggregating $98.9 million; these losses expire at various dates from 2014 through 2032.
As of December 31, 2012, the Company had foreign tax credits of $2.2 million, which expire at various dates from 2013 through 2022.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

As of December 31, 2012, the Company had foreign net operating losses of $20.0 million, the majority of which can be carried forward indefinitely.
During 2012, 2011 and 2010, the Company added $0.6 million, $0.6 million and $3.4 million, respectively, to the valuation allowance that was set up against the Company’s net foreign deferred tax assets of which $0.5 million, $0.4 million and $2.8 million, respectively, related to the valuation allowance set up against the Company’s net foreign deferred tax assets to fully reserve previously recorded tax benefits generated in the UK. This valuation allowance is primarily due to cumulative losses in the UK operations of the CDI AndersElite Limited business over the past 6 years. A valuation allowance has been established for the state net operating loss carry forwards and foreign tax credit carry forwards to reduce the assets to a level which, more likely than not, will be realized. Realization is dependent upon generating sufficient state taxable income, foreign taxable income and foreign source income, respectively, in the appropriate jurisdictions prior to the expiration of the carry forwards. In addition, the Company has considered available tax planning strategies as part of the establishment of the valuation allowances. The deferred tax asset considered realizable could be reduced if estimates of these amounts during the carry forward period are reduced.
As of December 31, 2012, the Company had $0.6 million of total gross unrecognized tax benefits that, if recognized, would impact the effective tax rate. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows for the indicated periods:

	Year ended December 31,
	2012	2011	2010

Beginning balance of gross unrecognized tax benefits	$1,070	$1,351	$2,189
Reductions in gross unrecognized tax benefits	—	—	(912)
Additions based on tax positions related to the current year	—	95	—
Reductions for the tax positions of prior years	(164)	(11)	342
Reductions for settlements and payments	(318)	(118)	(70)
Reductions due to statute expiration	—	(247)	(198)
Ending balance of gross unrecognized tax benefits	$588	$1,070	$1,351

The Company accounts for interest and penalties related to income tax matters in income tax expense. Interest and penalties of $0.8 million was accrued as of December 31, 2012, none of which was recorded during 2012. The Company files a consolidated U.S. federal income tax return and files state and foreign income tax returns in various jurisdictions as required. The U.S. federal tax return is open for examination back to 2009 and 2010 is under IRS audit. State and foreign income tax returns remain open for examination back to 2008 in major jurisdictions in which the Company operates.
The Company has not recorded incremental deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management’s intention to reinvest such earnings for the foreseeable future. As of December 31, 2012, the undistributed earnings of the foreign subsidiaries amounted to approximately $39.7 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and foreign withholding taxes, reduced by certain foreign tax credits.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

10.    Commitments, Contingencies and Legal Proceedings
Lease Commitments
The Company leases office facilities and equipment under operating leases. The office facilities are generally used for sales, recruitment, engineering, design, drafting and administrative functions and are under leases with various expiration dates in the future. Rent expense for operating leases was $12.3 million, $13.0 million, and $14.3 million in 2012, 2011 and 2010, respectively. Sublease proceeds were $0.2 million, $0.7 million , and $0.4 million in 2012, 2011 and 2010, respectively. Future minimum annual rental payments under non-cancelable leases, excluding sublease proceeds of $0.5 million, $0.2 million, and $0.1 million for 2013, 2014, and 2015 are as follows for the indicated periods:

Year	Amount

2013	$9,551
2014	7,047
2015	5,429
2016	3,011
2017	1,736
Thereafter	955
Total	$27,729

Self-Insurance
The Company self-funds certain losses related to worker’s compensation and employee health benefit claims. The Company maintains stop-loss insurance for workers’ compensation and health care benefit claims that generally limits the Company’s exposure to $250 thousand and $200 thousand per incident, respectively. The Company records expense for its estimated claims exposure based on incurred claims, historical experience and third-party insurance professionals or actuaries. The amounts accrued give consideration to the estimated undiscounted cash payments expected to be paid to satisfy existing claims and an allowance for incurred-but-not-reported claims. The accrual for workers’ compensation estimated claims exposure was $2.0 million and $2.3 million as of December 31, 2012 and 2011, respectively. The Company established its self-funded health benefits program during 2011 and had accrued $4.0 million and $3.1 million as of December 31, 2012 and 2011, respectively, for its estimated claims exposure.

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

11.    Retirement Plan

The CDI Corporation 401(k) Saving Plan (the "Plan") is a a defined contribution retirement plan maintained for the benefit of eligible employees and qualified under section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary tax deferred contributions to the Plan and the Company, at its discretion, may make matching contributions subject to certain limitations. Participants are fully vested in their contributions and in the Company's matching contributions at all times except in certain limited instances. Effective December 31, 2011, the CDI Retirement Savings Plan merged with and into the Plan. Costs of these plans are recorded to “Operating and administrative expenses” in the consolidated statements of operations and are based on either a formula using a percentage of compensation or an amount determined by the Board of Directors. Charges to income for these plans for the years ended December 31, 2012, 2011 and 2010 were $2.1 million, $1.1 million and $0.8 million, respectively.

12.    Related Party Transactions

A member of the Company’s Board of Directors is a senior partner of a law firm that provides legal services to the Company. Total disbursements to the law firm relating to these legal services aggregated $0.3 million, $0.5 million and $0.4 million in 2012, 2011 and 2010, respectively.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

13.    Joint Ventures
CDI-Pycopsa
In 2008, the Company formed CDI—Pycopsa Ingeniería y Construcción, S. de R.L. de C.V. (“CDI-Pycopsa”), a joint venture with a Mexico-based construction and industrial maintenance company. In June 2009, CDI-Pycopsa began operations. The Company consolidates CDI-Pycopsa based on the Company’s controlling interest. As of December 31, 2012, the Company had a 67% ownership interest in CDI-Pycopsa and had invested an aggregate of approximately $0.6 million. CDI-Pycopsa had pre-tax income of $1.2 million, $0.7 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
CDI Gulf International (“CGI”)
In June 2008, the Company formed CDI Gulf International (“CGI”) with an engineering firm. The Company accounted for this investment in CGI under the equity method of accounting based on its 49% ownership interest. The Company invested $4.1 million in CGI in 2008. This investment was reduced to zero through the Company’s proportionate share of losses, which was $1.3 million in 2010, and a $1.0 million write-off in December 2010. The Company sold its interest in CGI for a de minimis amount during 2011.

14.    Reporting Segments
The Company has the following three reporting segments:

•
Global Engineering and Technology Solutions (“GETS”) - The Company provides engineering and information technology solutions for its clients that involve the production of deliverable work products or services performed at a CDI facility or at a client's facility under the supervision of CDI personnel. These solutions typically include analysis of a client's engineering or information technology needs and the development of a solution that generally ranges in duration from several months to multiple years. Depending on the industry, engineering services can include such functions as feasibility studies, technology assessment, conceptual design, cost estimating, preliminary design, execution planning, procurement optimization, detailed design, testing and validation of regulatory compliance, technology integration and operating and maintenance support. Information technology services can include assessments, execution of business application services, web development, help desk support, quality assurance and testing and program management. GETS provides these solutions through a delivery model consisting of: centers of excellence, with concentrated skill sets required for larger, more complex projects; regional centers to service local needs of clients; client-centered offices to deliver site-specific services; and off-shore and near-shore centers to leverage low-cost design resources.

•
Professional Services Staffing (“PSS”) - The Company provides skilled technical and professional personnel to its clients for discrete periods of time to augment the client's workforce in times of project, seasonal, peak period or business cycle needs. These engagements can range from several months to multiple years in duration. The Company also provides permanent placement services. The Company provides professional staffing services to targeted industries that include managed services and managed staffing programs, functional staffing outsourcing and business advisory services. The Company delivers these services through its PSS delivery organization, which provides centralized global staffing delivery focused on select engineering and technology skill sets and competencies. During 2012, 2011 and 2010, IBM accounted for approximately 20%, 21% and 20%, respectively, of the Company’s consolidated revenue. In December 2011, the Company and IBM executed a new Master Statement of Work effective as of December 31, 2011 with a term of three years. IBM may terminate the contract with or without cause at any time and has the option to extend the contract by an additional three years, in one-year increments.

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

Reporting segment data is presented in the following table:

	Year ended December 31,
	2012	2011	2010

Revenue:
GETS	$325,046	$323,546	$280,552
PSS	710,268	667,662	584,421
MRI	69,644	68,595	61,316
Total revenue	$1,104,958	$1,059,803	$926,289

Gross profit:
GETS	$93,718	$96,808	$76,903
PSS	94,185	95,569	84,685
MRI	31,506	32,924	32,375
Total gross profit	$219,409	$225,301	$193,963

Operating profit (loss):
GETS	$25,725	$14,979	$11,828
PSS	20,528	22,187	(2,118)
MRI	10,201	9,468	6,943
Corporate	(24,188)	(26,259)	(16,960)
Operating profit (loss) (1), (2), (3)	32,266	20,375	(307)
Equity in losses from affiliated companies	—	—	(2,299)
Other (expense) income, net	(251)	(245)	(540)
Income (loss) before income taxes	$32,015	$20,130	$(3,146)

(1)
In 2011, the Company recorded an aggregate pre-tax charge of $8.1 million to "Restructuring and other related costs" in the consolidated statement of operations. The following table summarizes the amount of restructuring and other related costs recognized during the year ended December 31, 2011, by reporting segment:

2011

GETS	$4,467
PSS	2,622
MRI	372
Corporate	639
Restructuring and other related costs	$8,100

(2)	In 2011, the Company's PSS segment recorded a $9.7 million benefit related to the successful legal appeal of the UK OFT matter.

(3)	In 2010, the Company's PSS segment recorded an $8.3 million goodwill impairment charge.

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially from external clients.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Total depreciation and amortization by reporting segment is presented in the table below for the indicated periods:

	Year ended December 31,
	2012	2011	2010

Depreciation and amortization:
GETS	$5,171	$5,761	$5,265
PSS	840	1,210	1,281
MRI	538	400	443
Corporate	3,716	3,637	3,668
Total depreciation and amortization	$10,265	$11,008	$10,657

Reporting segment asset data is presented in the following table for the indicated periods:

	December 31,
	2012	2011	2010

Assets:
GETS	$144,055	$130,730	$135,179
PSS	150,318	162,835	163,727
MRI	26,723	28,697	26,698
Corporate	79,609	70,254	72,907
Total assets	$400,705	$392,516	$398,511

Capital expenditure data by reporting segment is presented in the table below for the indicated periods:

	Year ended December 31,
	2012	2011	2010

Purchases of property and equipment:
GETS (1)	$4,082	$2,734	$8,473
PSS	837	757	538
MRI	116	649	312
Corporate	1,190	1,518	2,526
Total purchases of property and equipment	$6,225	$5,658	$11,849

(1)	GETS purchases of property and equipment in 2010 include $5.7 million and $0.3 million of property and equipment purchases in the acquisitions of L.R. Kimball and DSPCon, respectively.

The Company is domiciled in the U.S. and its reporting segments (other than PSS) operate primarily in the U.S. and Canada. Revenue attributable to foreign countries is determined based on the client’s country of domicile. Revenue and fixed assets by geographic area are presented in the tables below for the indicated periods:

	Year ended December 31,
	2012	2011	2010

Revenue:
US	$869,679	$889,671	$785,227
Canada	144,089	99,541	68,753
UK	59,967	55,900	62,467
Other	31,223	14,691	9,842
Total revenue	$1,104,958	$1,059,803	$926,289

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

	December 31,
	2012	2011	2010

Property and equipment, net:
US	$19,902	$23,335	$28,437
Canada	301	402	402
UK	1,724	1,404	1,946
Other	163	154	234
Total property and equipment, net	$22,090	$25,295	$31,019

15.    Selected Quarterly Financial Information (Unaudited)

The following is a summary of quarterly financial information for the indicated periods:

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$280,627	$274,398	$279,390	$270,543	$1,104,958
Gross profit	55,685	55,528	54,720	53,476	219,409
Operating and administrative expenses	48,296	47,664	45,711	45,472	187,143
Operating profit	7,389	7,864	9,009	8,004	32,266
Income before income taxes	7,351	7,784	8,962	7,918	32,015
Net income	3,914	5,071	5,406	5,042	19,433
Net income attributable to CDI	3,823	4,952	5,349	4,992	19,116
Earnings per common share:
Basic	$0.20	$0.26	$0.27	$0.26	$0.99
Diluted	$0.20	$0.25	$0.27	$0.25	$0.97

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$256,636	$262,739	$272,474	$267,954	$1,059,803
Gross profit	54,330	56,960	57,742	56,269	225,301
Operating and administrative expenses (1)	51,577	43,256	53,321	48,672	196,826
Restructuring and other related costs	—	—	—	8,100	8,100
Operating profit (loss)	2,753	13,704	4,421	(503)	20,375
Income (loss) before income taxes	2,710	13,588	4,358	(526)	20,130
Net income (loss)	740	12,016	2,862	(618)	15,000
Net income (loss) attributable to CDI	694	11,982	2,814	(657)	14,833
Earnings (loss) per common share:
Basic	$0.04	$0.62	$0.15	$(0.03)	$0.77
Diluted	$0.04	$0.62	$0.15	$(0.03)	$0.77

(1)	The second quarter Operating and administrative expenses included a $9.7 million benefit related to the successful legal appeal of the UK Office of Fair Trading matter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in this Form 10-K Report is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited and issued its report on effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, which is included herein.

(c) Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CDI Corp.:

We have audited CDI Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CDI Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CDI Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CDI Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2013

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Information related to security ownership of certain beneficial owners and management is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the Company’s fiscal year.

Equity Compensation Plan Information
The following table provides information as of December 31, 2012 regarding shares of the Company’s common stock that may be issued under the CDI Corp. Amended and Restated 2004 Omnibus Stock Plan, (the "Restated Omnibus Plan”). The Restated Omnibus Plan amended and restated the CDI Corp. 2004 Omnibus Stock Plan and eliminated prospective participation in the CDI Corp. Stock Purchase Plan. See Note 7 - Stock- Based Compensation, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report, for further information related to these equity compensation plans.ts

(in thousands, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
	A	B		C

Equity compensation plans approved by security holders (a)	822	$14.89	(b)	2,277
Equity compensation plans not approved by security holders	—	—		—
Total	822	$14.89		2,277

(a)
The number of securities in column A included 56 thousand units awarded to participants in the Stock Purchase Plan. Upon vesting, participants in the plans are entitled to receive an equal number of shares of CDI common stock.

As of December 31, 2012, 115 thousand shares would have been issuable to participants upon exercise of Stock Appreciation Rights (“SARs”) under the Omnibus Plan. Holders of SARs can, upon vesting, receive shares of CDI common stock having a value equal to any appreciation in the market price of the stock on the date of exercise over the market price on the date of grant. Based on the market price of CDI common stock on December 31, 2012 of $17.13, the market price exceeded the exercise price for 369 thousand of the 628 thousand SARs granted under the Omnibus Plan. The weighted-average appreciation of these SARs was $5.33.
As of December 31, 2012, 144 thousand shares would have been issuable to participants upon exercise of Stock Options under the Restated Omnibus Plan. Employee stock options generally vest ratably over a five year period and expire seven years from the date of grant for awards that do not immediately settle upon vesting.
As of December 31, 2012, 400 thousand shares of Time-Vested Deferred Stock (“TVDS”) were outstanding and held by various employees and directors. For most employees, the shares of TVDS vest 20% per year on the first five anniversaries of the date of grant, and TVDS will generally be forfeited prior to vesting if the holder’s employment with the Company ends prior to the applicable vesting date. For directors, the shares of TVDS vest on the third anniversary of the date of grant.

As of December 31, 2012, 107 thousand shares of performance-based awards were outstanding under the Restated Omnibus Plan, vesting at various times over the course of next two to five years if the applicable performance goals are met. The fair value of a performance-based share award is determined and the number of shares of common stock to be awarded is fixed on the date of grant.

(b)
The weighted-average exercise price relates to outstanding SARs and Stock Options. Not included in the calculation of the weighted-average exercise price were shares of CDI common stock issuable under the Stock Purchase Plan, shares of TVDS and shares of performance-based awards.

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

Item 14. Principal Accounting Fees and Services

Information related to principal accounting fees and services is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the Company's fiscal year.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules
Documents filed as part of this report on Form 10-K:

(a)	Financial Statements:
The consolidated balance sheets of the Registrant as of December 31, 2012 and 2011, the related consolidated statements of operations, equity, comprehensive income (loss), and cash flows for each of the years ended December 31, 2012, 2011 and 2010, the footnotes thereto, and the reports of KPMG LLP, independent registered public accounting firm, are filed herewith.

(b)	Financial Statement Schedules:
All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(c)	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Articles of Incorporation of the Registrant, as amended effective December 11, 2007	10-K	001-05519	3.1	3/7/2008
3.2	Bylaws of the Registrant, as amended effective December 11, 2007	10-K	001-05519	3.2	3/7/2008
10.1	Credit Agreement dated November 30, 2012 among Bank of America, N.A. (along with certain other lenders) and the Registrant (along with certain of its subsidiaries)	8-K	001-05519	10.1	12/4/2012
10.2	Credit Agreement dated October 29, 2010 among JPMorgan Chase Bank N.A and the Registrant (along with certain of its subsidiaries)	8-K	001-05519	10.1	11/4/2010
10.3	First Amendment to Credit Agreement dated October 28, 2011 among JP Morgan Chase Bank, N.A. and the Registrant (along with certain of its subsidiaries)	10-K	001-05519	10.2	3/6/2012
10.4	Second Amendment to Credit Agreement dated November 30, 2011 among JPMorgan Chase Bank, N.A. and the Registrant (along with certain of its subsidiaries)	10-K	001-05519	10.3	3/6/2012
10.5*	CDI Corp. Amended and Restated 2004 Omnibus Stock Plan	Def. Proxy Stmt. (14A)	001-05519	Appendix A	4/4/2012
10.6*	CDI Corp. Stock Purchase Plan for Management Employees and non-Employee Directors, as amended and restated effective May 17, 2011	10-Q	001-05519	10.3	8/5/2011
10.7*	CDI Corporation Deferred Compensation Plan	10-K	001-05519	10.e	3/31/2005
10.8*	Executive Severance Program applicable to executive officers of the Registrant	10-K	001-05519	10.12	3/11/2009
10.9*	Executive Stock Purchase Opportunity Program approved by the Board of Directors of the Registrant on March 9, 2006	8-K	001-05519	10.1	3/15/2006
10.10*	Non-Competition Agreement and Release and Waiver of Claims dated October 28, 2011 between Mark A. Kerschner and the Registrant	10-K	001-05519	10.21	3/6/2012
10.11*	Form of Stock Appreciation Rights Agreement	8-K	001-05519	10.1	6/6/2005
10.12*	Form of Stock Appreciation Rights Agreement	8-K	001-05519	10.1	6/30/2006
10.13*	Form of Time-Vested Stock Agreement	8-K	001-05519	10.2	6/30/2006
10.14*	Changes to the Directors' Compensation Arrangements, approved by the Board of Directors on June 11, 2007 and effective on July 18, 2007	10-Q	001-05519	10	8/3/2007
10.15*	Form of Director's Time-Vested Deferred Stock Award	10-Q	001-05519	10.a	11/7/2007
10.16*	Supplemental Pension Agreement dated April 11, 1978 between CDI Corporation and Walter R. Garrison	10-K	001-05519	10.3	3/11/2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.17*	Employment Agreement between CDI Corporation and Brian D. Short effective March 16, 2009, and offer letter dated February 11, 2009 from CDI Corporation to Brian D. Short	10-Q	001-05519	10.2	8/6/2009
10.18*	Policy on Cash Bonus Awards and Equity Awards “Clawback”	10-K	001-05519	10.37	3/2/2010
10.19*	Form of Stock Appreciation Rights Agreement for 2010 grants	10-Q	001-05519	10.1	11/5/2010
10.20*	Form of Time-Vested Deferred Stock Agreement for 2010 awards	10-Q	001-05519	10.2	11/5/2010
10.21*	Form of Performance-Contingent Deferred Stock Agreement for 2010 awards	10-Q	001-05519	10.3	11/5/2010
10.22*	Employment Agreement dated January 10, 2011 between the Registrant and Paulett Eberhart	8-K	001-05519	10.1	1/14/2011
10.23*	2011 CEO Cash Bonus Plan	Def. Proxy Stmt. (14A)	001-05519	Appendix A	4/19/2011
10.24*	Agreement dated January 10, 2011 between the Registrant and Roger H. Ballou	8-K	001-05519	10.2	1/14/2011
10.25*	Non-Competition Agreement and Release and Waiver of Claims dated July 1, 2011 between Joseph R. Seiders and the Registrant	10-Q	001-05519	10.2	11/4/2011
10.26*	Employment and Consulting Agreement dated as of February 15, 2009 between CDI Corporation and Robert J. Giorgio. and Amendment to Employment Agreement between CDI Corporation and Robert J. Giorgio effective as of December 16, 2010	10-Q	001-05519	10.1	8/5/2011
10.27*	Offer letter dated May 18, 2011 and Employment Agreement dated May 31, 2011 between CDI Corporation and Phillip L. Clark	10-Q	001-05519	10.2	8/5/2011
10.28*	Offer Letter dated August 15, 2011 from CDI Corporation to Robert M. Larney	8-K	001-05519	10.1	8/31/2011
10.29*	Employment Agreement effective August 30, 2011 between CDI Corporation and Robert M. Larney	8-K	001-05519	10.2	8/31/2011
10.30*	Form of Non-Qualified Option Agreement for 2012 awards to executive officers	8-K	001-05519	10.1	11/7/2012
10.31*	Form of Performance Shares Agreement for 2012 awards to executive officers	8-K	001-05519	10.2	11/7/2012
10.32*	Form of 2012 Executive Incentive Program Overview distributed to executive officers	10-Q	001-05519	10.1	10/31/2012
10.33*	Second Amendment to Employment Agreement between CDI Corporation and Robert J. Giorgio dated December 31, 2012					X
10.34	Technical Services Agreement dated as of July 24, 2009 between CDI Corporation and International Business Machines Corporation					X
10.35	Predominant Supplier Attachment to the Technical Services Statement of Work between CDI Corporation and International Business Machines Corporation effective as of July 1, 2008	10-Q	001-05519	10.3	8/8/2008
10.36	Master Statement of Work between CDI Corporation and International Business Machines Corporation effective as of December 31, 2011	8-K	001-05519	10.1	12/22/2011
21	List of Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

101* *
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes a management contract or compensatory plan or arrangement.

* *
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

CDI Corp.
Date:	February 28, 2013	By:	/s/ Robert M. Larney
Robert M. Larney
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ H. Paulett Eberhart	By:	/s/ Anna M. Seal	By:	/s/ Lawrence C. Karlson
	H. Paulett Eberhart		Anna M. Seal		Lawrence C. Karlson
	President, Chief		Director		Director
	Executive Officer and Director	Date:	February 28, 2013	Date:	February 28, 2013
(Principal Executive Officer)
Date:	February 28, 2013

By:	/s/ Robert M. Larney	By:	/s/ Michael J. Emmi	By:	/s/ Ronald J. Kozich
	Robert M. Larney		Michael J. Emmi		Ronald J. Kozich
	Executive Vice President		Director		Director
	and Chief Financial Officer	Date:	February 28, 2013	Date:	February 28, 2013
(Principal Financial Officer)
Date:	February 28, 2013

By:	/s/ Thomas M. Walsh	By:	/s/ Walter R. Garrison	By:	/s/ Barton J. Winokur
	Thomas M. Walsh		Walter R. Garrison		Barton J. Winokur
	Chief Accounting Officer		Director		Director
	(Principal Accounting Officer)	Date:	February 28, 2013	Date:	February 28, 2013
Date:	February 28, 2013

By:	/s/ Albert E. Smith
Albert E. Smith
Director
Date:	February 28, 2013