Form 10-Q
period 2013-03-31
CDI CORP
filed 2013-05-03
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2013
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The number of shares outstanding of each of the registrant's classes of common stock as of April 29, 2013 was as follows:

Common stock, $0.10 par value: Class B common stock, $0.10 par value:	19,413,818 Shares None

CDI CORP.
Form 10-Q
For the Quarterly Period Ended March 31, 2013

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategies for growth and future financial results (such as revenue, gross profit, operating profit, cash flow, and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by clients in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our clients' capital projects or the inability of our clients to pay our fees; the inability to successfully execute on our strategic plan; the termination of a major client contract or project; delays or reductions in government spending, including the impact of sequestration on U.S. government defense spending; credit risks associated with our clients; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on client contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about some of these and other risks and uncertainties may be found in our filings with the SEC, particularly in the “Risk Factors” section in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.
Unless the context otherwise requires, all references herein to “CDI,” “the Registrant,” “the Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenue	$269,466	$280,627
Cost of services	219,315	224,942
Gross profit	50,151	55,685
Operating and administrative expenses	45,238	48,296
Operating profit	4,913	7,389
Other income (expense), net	(51)	(38)
Income before income taxes	4,862	7,351
Income tax expense	2,309	3,437
Net income	2,553	3,914
Less: Income attributable to the noncontrolling interest	62	91
Net income attributable to CDI	$2,491	$3,823

Earnings per common share:
Basic	$0.13	$0.20
Diluted	$0.13	$0.20

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income	$2,553	$3,914
Other comprehensive income:
Foreign currency translation adjustments	(2,171)	1,391
Total comprehensive income	382	5,305
Less: Comprehensive income attributable to the noncontrolling interest	110	136
Total comprehensive income attributable to CDI	$272	$5,169

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	March 31, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$18,416	$43,652
Accounts receivable, net of allowances of $2,409 and $2,563	237,065	223,630
Prepaid expenses and other current assets	13,149	10,515
Prepaid income taxes	1,341	698
Deferred income taxes	4,262	3,850
Total current assets	274,233	282,345
Property and equipment, net of accumulated depreciation of $76,765 and $75,159	20,951	22,090
Deferred income taxes	6,936	7,061
Goodwill	61,199	62,009
Other intangible assets, net	16,375	16,782
Other non-current assets	10,934	10,418
Total assets	$390,628	$400,705

Liabilities and Equity
Current liabilities:
Short-term borrowings	$—	$2,751
Cash overdraft	613	—
Accounts payable	32,373	41,157
Accrued compensation and related expenses	44,769	43,571
Other accrued expenses and other current liabilities	14,010	14,970
Income taxes payable	1,180	1,759
Total current liabilities	92,945	104,208
Deferred compensation	8,604	8,398
Deferred income tax	2,482	1,875
Other non-current liabilities	6,095	6,444
Total liabilities	110,126	120,925
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 21,877 and 21,822 shares	2,188	2,182
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	68,197	67,863
Retained earnings	262,403	259,912
Accumulated other comprehensive (loss) income	(718)	1,501
Common stock in treasury, at cost - 2,463 shares	(52,487)	(52,487)
Total CDI shareholders' equity	279,583	278,971
Noncontrolling interest	919	809
Total equity	280,502	279,780
Total liabilities and equity	$390,628	$400,705

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Operating activities:
Net income	$2,553	$3,914
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,154	2,209
Amortization	407	325
Deferred income taxes	332	2,664
Stock-based compensation	770	1,146
(Gain) Loss on disposal of assets, net	(8)	7
Changes in operating assets and liabilities:
Accounts receivable, net	(15,778)	(22,551)
Prepaid expenses and other current assets	(2,665)	1,739
Accounts payable	(8,599)	(3,573)
Accrued expenses and other current liabilities	595	(1,234)
Income taxes prepaid/payable	(1,345)	241
Other non-current assets	322	(771)
Deferred compensation	(34)	1,207
Other non-current liabilities	(324)	(160)
Net cash used in operating activities	(21,620)	(14,837)

Investing activities:
Additions to property and equipment	(1,093)	(1,259)
Other	34	65
Net cash used in investing activities	(1,059)	(1,194)

Financing activities:
Dividends paid to shareholders	—	(2,500)
Short-term borrowings of credit facility	18,632	—
Short-term repayments of credit facility	(21,161)	—
Common shares withheld for taxes	(476)	(599)
Change in cash overdraft	613	(1,339)
Excess tax benefit from share-based compensation awards	73	—
Net cash used in financing activities	(2,319)	(4,438)

Effect of exchange rate changes on cash and cash equivalents	(238)	301
Net decrease in cash and cash equivalents	(25,236)	(20,168)
Cash and cash equivalents at beginning of period	43,652	26,644
Cash and cash equivalents at end of period	$18,416	$6,476

Supplemental disclosure of cash flow information:
Cash paid for interest	$28	$6
Cash paid for income taxes, net	$3,220	$614

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total CDI Share-holders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

December 31, 2011	21,642	$2,164	$(52,487)	$63,860	$253,344	$(306)	$266,575	$456	$267,031
Net income	—	—	—	—	3,823	—	3,823	91	3,914
Translation adjustments	—	—	—	—	—	1,346	1,346	45	1,391
Share-based compensation expense	—	—	—	1,146	—	—	1,146	—	1,146
Reclassification of equity awards from liabilities, net	—	—	—	698	—	—	698	—	698
Vesting of equity awards	115	12	—	(12)	—	—	—	—	—
Common shares withheld for taxes	(38)	(4)	—	(595)	—	—	(599)	—	(599)
Cash dividends paid ($0.13 per common share)	—	—	—	—	(2,500)	—	(2,500)	—	(2,500)
March 31, 2012	21,719	$2,172	$(52,487)	$65,097	$254,667	$1,040	$270,489	$592	$271,081

December 31, 2012	21,822	$2,182	$(52,487)	$67,863	$259,912	$1,501	$278,971	$809	$279,780
Net income	—	—	—	—	2,491	—	2,491	62	2,553
Translation adjustments	—	—	—	—	—	(2,219)	(2,219)	48	(2,171)
Share-based compensation expense	—	—	—	770	—	—	770	—	770
Reclassification of equity awards from liabilities, net	—	—	—	96	—	—	96	—	96
Vesting of equity awards	83	8	—	(8)	—	—	—	—	—
Common shares withheld for taxes	(28)	(2)	—	(474)	—	—	(476)	—	(476)
Share-based compensation tax deficiency	—	—	—	(50)	—	—	(50)	—	(50)
March 31, 2013	21,877	$2,188	$(52,487)	$68,197	$262,403	$(718)	$279,583	$919	$280,502

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

2.	Principles of Consolidation and Basis of Presentation

Principles of Consolidation -The consolidated financial statements include the accounts of CDI Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation - The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These statements should be read in conjunction with the Company's Form 10-K filed with the SEC on March 1, 2013. Results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the full year.

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

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the assumptions used in the determination of the allowance for doubtful accounts receivable, impairment assessment of goodwill, determination of the recoverability of long-lived assets, assessment of legal contingencies and calculation of income taxes.

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
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements at March 31, 2013 using
	Fair Value Measurements at March 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual Funds:
Bond	$2,023	$2,023	$—	$—
Large Cap	2,096	2,096	—	—
International	1,099	1,099	—	—
Mid Cap	408	408	—	—
Small Cap	571	571	—	—
Balanced	383	383	—	—
Total Mutual Funds	6,580	6,580	—	—
Money Market Funds	1,428	1,428	—	—
Total Assets (1)	$8,008	$8,008	$—	$—

(1)
At March 31, 2013, $0.4 million and $7.6 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheet reflecting the non-qualified Deferred Compensation Plan assets.

		Fair Value Measurements At December 31, 2012 using
	Fair Value Measurements at December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual Funds:
Bond	$1,972	$1,972	$—	$—
Large Cap	1,980	1,980	—	—
International	917	917	—	—
Mid Cap	383	383	—	—
Small Cap	509	509	—	—
Balanced	354	354	—	—
Total Mutual Funds	6,115	6,115	—	—
Money Market Funds	1,508	1,508	—	—
Total Assets (1)	$7,623	$7,623	$—	$—

(1)
At December 31, 2012, $0.8 million and $7.1 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheet reflecting the non-qualified Deferred Compensation Plan assets.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

5.	Goodwill and Other Intangible Assets

The Company performed its annual assessment for impairment of goodwill as of July 1, 2012 and determined there was no impairment. The Company's assessment determined that the fair values for each of the Company's reporting units, with the exception of PSS EMEA, comprised primarily of the CDI AndersElite Limited business, were substantially in excess of their related carrying values as of July 1, 2012. The PSS EMEA reporting unit had a fair value in excess of its carrying value of 6% and goodwill of $10.8 million. The Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units. If actual future results are not consistent with management's estimates and assumptions, the Company may have to take an impairment charge in the future related to its goodwill.

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2012				March 31, 2013
	Gross Balance	Accumulated Impairment Losses	Additions	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$50,720	$(15,171)	$—	$—	$50,720	$(15,171)
PSS	25,109	(8,312)	—	(663)	24,446	(8,312)
MRI	15,893	(6,230)	—	(147)	15,746	(6,230)
Total goodwill	$91,722	$(29,713)	$—	$(810)	$90,912	$(29,713)

The following tables summarize the changes in the Company's carrying value of other intangible assets during the indicated periods:

	December 31, 2012				March 31, 2013
	Gross Balance	Accumulated Amortization	Additions	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Client relationships	$11,960	$(3,593)	$—	$(258)	$11,960	$(3,851)
Trademarks	5,200	(67)	—	(93)	5,200	(160)
Developed technology	460	(184)	—	(23)	460	(207)
Non-compete	150	(75)	—	(8)	150	(83)
Reacquired franchise rights	972	(206)	—	(25)	972	(231)
Total intangible assets subject to amortization	18,742	(4,125)	—	(407)	18,742	(4,532)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	2,165	—
Total other intangible assets	$20,907	$(4,125)	$—	$(407)	$20,907	$(4,532)

6.	Restructuring and Other Related Costs

In December 2011, the Company announced a strategic growth initiative. As part of this initiative, the Company approved a restructuring plan (“the Restructuring Plan”) designed to reduce costs and improve efficiencies. Implementation of the Restructuring Plan was completed in 2012 with certain cash payments expected through 2014.

The following table summarizes the Restructuring Plan provision, activity and ending balance in “Other accrued expenses and other current liabilities” in the consolidated balance sheets by cost type for the indicated period:

	Employee severance and related costs	Real estate exit and related costs	Accrued restructuring liability

Balance as of December 31, 2012	$427	$507	$934
Cash payments	(224)	(94)	(318)
Balance as of March 31, 2013	$203	$413	$616

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

7.	Short-Term Borrowings

On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited (each a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”). The Credit Agreement established a $75.0 million revolving line of credit facility (including a $5.0 million UK overdraft facility) that expires on November 29, 2017. The Company intends to repay outstanding borrowings under the Credit Agreement during 2013 and as a result has recorded these borrowings in "Short-term borrowings" in the consolidated balance sheets. Borrowings under this line of credit may be used by the Company and the other Borrowers for general business purposes or for letters of credit.

At March 31, 2013, the Company had no borrowings, letters of credit outstanding of $3.1 million and $71.9 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2013.

As of December 31, 2012, the Company had outstanding borrowings of $2.8 million, letters of credit outstanding of $3.1 million and $69.1 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2012.

The Company's credit agreement with JPMorgan Chase Bank, N.A. expired on November 30, 2012. Upon expiration, the Company entered into a letter agreement with JPMorgan Chase Bank, N.A. to keep in effect an existing standby letter of credit that expires July 1, 2013. The Company provided cash in the amount of $0.4 million to fully collateralize the standby letter of credit, which is recorded in "Prepaid expenses and other current assets" in the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

8.	Basic and Diluted Earnings Per Share (“EPS”) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Three Months Ended
	March 31,
	2013	2012

Numerator:
Net income attributable to CDI	$2,491	$3,823
Denominator:
Basic weighted-average shares	19,378	19,200
Dilutive effect of stock-based awards	345	373
Diluted weighted-average shares	19,723	19,573
Earnings per common share:
Basic	$0.13	$0.20
Diluted	$0.13	$0.20

There were 375 thousand shares and 680 thousand shares excluded from the computation of EPS for the three months ended March 31, 2013 and 2012, respectively, because their inclusion would have been anti-dilutive.

9.	Commitments and Contingencies
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
The effective tax rates for the three months ended March 31, 2013 and 2012 were 47.5% and 46.8%, respectively. The rates for both periods were unfavorably impacted by losses in foreign jurisdictions on which no tax benefit has been recognized and reductions to deferred tax assets for share-based compensation grants that expired with no corresponding tax benefit.

11.	Reporting Segments
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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment data is presented in the following table for the indicated periods:

	Three Months Ended
	March 31,
	2013	2012

Revenue:
GETS	$78,037	$81,275
PSS	177,108	181,733
MRI	14,321	17,619
Total revenue	$269,466	$280,627

Gross profit:
GETS	$21,524	$23,247
PSS	22,270	24,438
MRI	6,357	8,000
Total gross profit	$50,151	$55,685

Operating profit:
GETS	$5,275	$5,938
PSS	4,105	5,794
MRI	1,877	2,253
Corporate	(6,344)	(6,596)
Total operating profit	4,913	7,389
Other income (expense), net	(51)	(38)
Income before income taxes	$4,862	$7,351

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially from external clients.

Reporting segment asset data is presented in the following table for the indicated periods:

	March 31,	December 31,
	2013	2012

Assets:
GETS	$134,209	$144,055
PSS	172,499	150,318
MRI	26,028	26,723
Corporate	57,892	79,609
Total assets	$390,628	$400,705

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Form 10-Q Report.

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
The Company's strategic growth plan includes focusing on high-potential growth opportunities in a discrete number of priority industries and selective expansion of the Company's geographic footprint to meet the global needs of the Company's core clients. The priority industries are OGC, AIE and Hi-Tech.
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
First Quarter 2013 Overview
Revenue during the first quarter of 2013 decreased by $11.2 million or 4.0% as compared to the first quarter of 2012, driven by decreases in all three segments. Gross profit decreased by $5.5 million or 9.9% and gross margin decreased to 18.6% from 19.8%, primarily reflecting the decrease in revenue and the shift in mix to lower margin business. Operating and administrative expenses decreased as a percentage of revenue to 16.8% from 17.2%. Operating profit was $4.9 million during the first quarter of 2013 as compared to $7.4 million during the first quarter of 2012 primarily due to lower revenue and gross margins partially offset by ongoing cost savings from cost containment efforts initiated during the second quarter of 2012. Net income attributable to CDI was $2.5 million during the first quarter of 2013 as compared to $3.8 million in the first quarter of 2012.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations

Three months ended March 31, 2013 as compared to the three months ended March 31, 2012

Consolidated Discussion

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$78,037	29.0%	$81,275	29.0%	$(3,238)	(4.0)%
PSS	177,108	65.7	181,733	64.8	(4,625)	(2.5)
MRI	14,321	5.3	17,619	6.3	(3,298)	(18.7)
Total Revenue	$269,466	100.0	$280,627	100.0	$(11,161)	(4.0)
Gross profit	$50,151	18.6	$55,685	19.8	$(5,534)	(9.9)
Operating and administrative expenses	$45,238	16.8	$48,296	17.2	$(3,058)	(6.3)
Operating profit	$4,913	1.8	$7,389	2.6	$(2,476)	(33.5)
Net income attributable to CDI	$2,491	0.9	$3,823	1.4	$(1,332)	(34.8)
Cash flow used in operations	$(21,620)		$(14,837)
Effective income tax rate	47.5%		46.8%
Pre-tax return on net assets (1)	11.6%		10.0%

(1)
Income (loss) before income taxes for the year, divided by the average net assets at the beginning and end of the year for the prior 12 consecutive months. Net assets include total assets minus total liabilities excluding cash and cash equivalents, income tax accounts and debt.

Revenue decreased in all three segments for the first quarter of 2013 as compared to the first quarter of 2012. GETS' revenue decreased primarily due to reduced infrastructure and government services spending in the "Other" industry vertical partially offset by growth in the OGC vertical. PSS' revenue decreased primarily due to the completion of several projects in the "Other" industry vertical and reduced demand at existing clients in the Hi-Tech vertical partially offset by increased demand by existing clients in the OGC vertical. MRI's revenue decreased primarily due to reduced contract staffing revenue and a decline in royalties.
Gross profit dollars and gross profit margin decreased for the first quarter of 2013 as compared to the first quarter of 2012 primarily due to the reduction in revenue and shift in mix to lower margin business in all three segments.
Operating profit decreased primarily due to the reduced gross profit in all three segments partially offset by the ongoing cost savings from cost containment efforts initiated during the second quarter of 2012.
The effective income tax rates for both periods were unfavorably impacted by losses in foreign jurisdictions on which no tax benefit has been recognized and reductions to deferred tax assets for share-based compensation grants that expired with no corresponding tax benefit.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses decreased slightly for the first quarter of 2013 as compared to the first quarter of 2012 primarily due to lower personnel-related costs.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Global Engineering and Technology Solutions ("GETS ")

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$29,650	38.0%	$28,264	34.8%	$1,386	4.9%
Aerospace and Industrial Equipment ("AIE")	16,869	21.6	16,912	20.8	(43)	(0.3)
Hi-Tech	7,621	9.8	8,065	9.9	(444)	(5.5)
Other	23,897	30.6	28,034	34.5	(4,137)	(14.8)
Total revenue	78,037	100.0	81,275	100.0	(3,238)	(4.0)
Cost of services	56,513	72.4	58,028	71.4	(1,515)	(2.6)
Gross profit	21,524	27.6	23,247	28.6	(1,723)	(7.4)
Operating and administrative expenses	16,249	20.8	17,309	21.3	(1,060)	(6.1)
Operating profit	$5,275	6.8	$5,938	7.3	$(663)	(11.2)

GETS' revenue decreased during the first quarter of 2013 as compared to the first quarter of 2012 primarily due to the reduction in revenue in the "Other" and Hi-Tech industry verticals partially offset by growth in the OGC industry vertical. The decrease in the "Other" industry vertical revenue was primarily due to continued weakness in state and local government spending on infrastructure engineering projects and reduced demand for government services. Hi-Tech revenue decreased primarily due to the completion of several projects partially offset by increased demand from existing clients. The increase in OGC revenue was driven by strong growth within existing clients in the oil refining and chemical industries partially offset by the loss of certain nonstrategic clients.

GETS' gross profit dollars and gross profit margin decreased for the first quarter of 2013 as compared to the first quarter of 2012 primarily due to the reduction in revenue and decline in higher margin infrastructure and government services business and increase in lower margin business in the OGC vertical.

GETS' operating and administrative expenses decreased during the first quarter of 2013 as compared to the first quarter of 2012 primarily due to the ongoing cost savings from cost containment efforts initiated during the second quarter of 2012.

GETS' operating profit decreased for the first quarter of 2013 as compared to the first quarter of 2012 primarily due to the reduction in revenue and the shift in mix to lower margin business partially offset by the ongoing cost savings from cost containment efforts initiated during the second quarter of 2012.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Services Staffing ("PSS")

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$33,342	18.8%	$30,994	17.1%	$2,348	7.6%
Aerospace and Industrial Equipment ("AIE")	18,917	10.7	19,791	10.9	(874)	(4.4)
Hi-Tech	71,994	40.6	74,307	40.9	(2,313)	(3.1)
Other	52,855	29.8	56,641	31.2	(3,786)	(6.7)
Total revenue	177,108	100.0	181,733	100.0	(4,625)	(2.5)
Cost of services	154,838	87.4	157,295	86.6	(2,457)	(1.6)
Gross profit	22,270	12.6	24,438	13.4	(2,168)	(8.9)
Operating and administrative expenses	18,165	10.3	18,644	10.3	(479)	(2.6)
Operating profit	$4,105	2.3	$5,794	3.2	$(1,689)	(29.2)

PSS' revenue decreased for the first quarter of 2013 as compared to the first quarter of 2012 due to the reduction in revenue in the "Other", Hi-Tech and AIE industry verticals partially offset by growth in the OGC industry vertical. Revenue in the "Other" industry verticals decreased primarily due to the impact of the completion of several projects for clients in the financial services and construction industries. Hi-Tech revenue declined primarily due to decreased demand at existing clients partially offset by the impact of new clients. AIE revenue decreased primarily due to the Company's election to exit low margin business partially offset by growth within existing clients. OGC revenue growth was primarily due to increased demand for pipeline-related inspection activities at existing clients and increased demand by clients in the chemical industry.

PSS' gross profit dollars and gross profit margin decreased for the first quarter of 2013 as compared to the first quarter of 2012 primarily due to the reduction in revenue and a shift in mix from higher margin retail staffing clients to lower margin program account clients.

PSS' operating and administrative expenses decreased during the first quarter of 2013 as compared to the first quarter of 2012 due primarily to the ongoing cost savings from cost containment efforts initiated during the second quarter of 2012.

PSS' operating profit decreased for the first quarter of 2013 as compared to the first quarter of 2012 primarily due to the reduction in revenue and the shift in mix to lower margin business partially offset by the ongoing cost savings from cost containment efforts initiated during the second quarter of 2012.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International ("MRI")

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$11,236	78.5%	$13,681	77.6%	$(2,445)	(17.9)%
Royalties and Franchise Fees	3,085	21.5	3,938	22.4	(853)	(21.7)
Total revenue	14,321	100.0	17,619	100.0	(3,298)	(18.7)
Cost of services	7,964	55.6	9,619	54.6	(1,655)	(17.2)
Gross profit	6,357	44.4	8,000	45.4	(1,643)	(20.5)
Operating and administrative expenses	4,480	31.3	5,747	32.6	(1,267)	(22.0)
Operating profit	$1,877	13.1	$2,253	12.8	$(376)	(16.7)

MRI's revenue decreased for the first quarter of 2013 as compared to the first quarter of 2012 primarily due to lower contract staffing revenue and royalties. Contract staffing revenue decreased as demand for interim technical services weakened and royalty revenue decreased due to reduced permanent placements by MRI franchises.

MRI's gross profit dollars and gross profit margin decreased in the first quarter of 2013 as compared to the first quarter of 2012 primarily due to the decrease in contract staffing revenue and a shift toward lower margin contract staffing clients as well a decrease in royalties.

MRI's operating and administrative expenses decreased during the first quarter of 2013 as compared to the first quarter of 2012 due primarily to the ongoing cost savings from cost containment efforts initiated during the second quarter of 2012.
MRI's operating profit decreased for the first quarter of 2013 as compared to the first quarter of 2012 driven primarily due primarily to the decline in revenue partially offset by the ongoing cost savings from cost containment efforts initiated during the second quarter of 2012.

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
On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited (each a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”). The Credit Agreement established a $75.0 million revolving line of credit facility (including a $5.0 million UK overdraft facility), with a five-year term ending on November 29, 2017. Borrowings under this line of credit may be used by the Company and the other Borrowers for general business purposes or for letters of credit. See Note 7-Short-Term Borrowings, in the notes to the consolidated financial statements included in Item1 of this Form 10-Q Report for more information relating to the Credit Agreement.
At March 31, 2013, the Company had cash and cash equivalents of $18.4 million. As of March 31, 2013, there were no outstanding borrowings and $71.9 million available to borrow and $3.1 million of letters of credit outstanding under the Credit Agreement. The Company was in compliance with all financial covenants under the Credit Agreement as of March 31, 2013.
As of March 31, 2013, approximately 72% of the Company's cash and cash equivalents are held by certain non-U.S. subsidiaries, principally a Canadian entity, as well as being denominated in foreign currencies, principally Canadian dollars. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries, because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.
The following table summarizes the net cash provided by (used in) for the major captions from the Company's consolidated statements of cash flows for the indicated periods:

	Three Months Ended
	March 31,
	2013	2012	Change

Operating Activities	$(21,620)	$(14,837)	$(6,783)
Investing Activities	(1,059)	(1,194)	135
Financing Activities	(2,319)	(4,438)	2,119
Operating Activities
For the first three months of 2013, the Company used $21.6 million net cash from operating activities, which was a $6.8 million increase from the comparable period in 2012. Cash used in operating activities increased due to the decline in net income, after adjusting for non-cash items, and, to a lesser extent, an increase in net working capital requirements.
Investing Activities
For the first three months of 2013, the Company used $1.1 million net cash in investing activities which is relatively consistent with the comparable period in 2012.
Financing Activities
For the first three months of 2013, the Company used $2.3 million net cash in financing activities or $2.1 million less cash as compared to the comparable period in 2012 primarily due to the acceleration of the payment of the first quarter 2013 cash dividend into December 2012.

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

The critical accounting estimates and assumptions identified in the Company's 2012 Annual Report on Form 10-K filed on March 1, 2013 with the Securities and Exchange Commission have not materially changed.
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

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of March 31, 2013 is not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. At March 31, 2013 the Company had no outstanding borrowings.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date to provide reasonable assurance that information reported in this Form 10-Q Report is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting during the Company's first quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Part I, Item 1A) of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

CDI Corp.
Date:	May 3, 2013	By:	/s/ Robert M. Larney
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