Form 10-Q
period 2013-06-30
CDI CORP
filed 2013-08-02
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2013
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The number of shares outstanding of each of the registrant's classes of common stock as of July 30, 2013 was as follows:

Common stock, $0.10 par value: Class B common stock, $0.10 par value:	19,462,149 Shares None

CDI CORP.
Form 10-Q
For the Quarterly Period Ended June 30, 2013

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

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$263,363	$274,398	$532,829	$555,025
Cost of services	211,818	218,870	431,133	443,812
Gross profit	51,545	55,528	101,696	111,213
Operating and administrative expenses	46,303	47,664	91,541	95,960
Operating profit	5,242	7,864	10,155	15,253
Other income (expense), net	(62)	(80)	(113)	(118)
Income before income taxes	5,180	7,784	10,042	15,135
Income tax expense	1,683	2,713	3,992	6,150
Net income	3,497	5,071	6,050	8,985
Less: Income attributable to the noncontrolling interest	59	119	121	210
Net income attributable to CDI	$3,438	$4,952	$5,929	$8,775

Earnings per common share:
Basic	$0.18	$0.26	$0.31	$0.46
Diluted	$0.17	$0.25	$0.30	$0.45

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$3,497	$5,071	$6,050	$8,985
Other comprehensive income:
Foreign currency translation adjustments	(1,519)	(1,637)	(3,690)	(246)
Total comprehensive income	1,978	3,434	2,360	8,739
Less: Comprehensive income attributable to the noncontrolling interest	10	64	120	200
Total comprehensive income attributable to CDI	$1,968	$3,370	$2,240	$8,539

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	June 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$23,409	$43,652
Accounts receivable, net of allowances of $2,282 and $2,563	230,762	223,630
Prepaid expenses and other current assets	12,412	10,515
Prepaid income taxes	2,400	698
Deferred income taxes	4,770	3,850
Total current assets	273,753	282,345
Property and equipment, net of accumulated depreciation of $78,609 and $75,159	20,700	22,090
Deferred income taxes	5,997	7,061
Goodwill	61,206	62,009
Other intangible assets, net	15,969	16,782
Other non-current assets	10,700	10,418
Total assets	$388,325	$400,705

Liabilities and Equity
Current liabilities:
Short-term borrowings	$—	$2,751
Cash overdraft	894	—
Accounts payable	34,396	41,157
Accrued compensation and related expenses	42,655	43,571
Other accrued expenses and other current liabilities	13,541	14,970
Income taxes payable	295	1,759
Total current liabilities	91,781	104,208
Deferred compensation	8,525	8,398
Deferred income tax	2,787	1,875
Other non-current liabilities	4,606	6,444
Total liabilities	107,699	120,925
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 21,925 and 21,822 shares	2,192	2,182
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	68,863	67,863
Retained earnings	263,317	259,912
Accumulated other comprehensive (loss) income	(2,188)	1,501
Common stock in treasury, at cost - 2,463 shares	(52,487)	(52,487)
Total CDI shareholders' equity	279,697	278,971
Noncontrolling interest	929	809
Total equity	280,626	279,780
Total liabilities and equity	$388,325	$400,705

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

Operating activities:
Net income	$6,050	$8,985
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,310	4,449
Amortization	813	652
Deferred income taxes	1,026	3,344
Stock-based compensation	1,385	1,736
(Gain) loss on disposal of assets, net	(18)	249
Changes in operating assets and liabilities:
Accounts receivable, net	(11,836)	(22,022)
Prepaid expenses and other current assets	(2,105)	1,504
Accounts payable	(6,322)	(3,303)
Accrued expenses and other current liabilities	(1,443)	(1,102)
Income taxes prepaid/payable	(3,413)	(2,358)
Other non-current assets	1,376	99
Deferred compensation	(33)	334
Other non-current liabilities	(1,797)	(399)
Net cash used in operating activities	(12,007)	(7,832)

Investing activities:
Additions to property and equipment	(3,023)	(3,095)
Reacquired franchise rights	—	(65)
Other	74	95
Net cash used in investing activities	(2,949)	(3,065)

Financing activities:
Dividends paid to shareholders	(2,524)	(5,004)
Borrowings on credit facility	52,611	—
Repayments on credit facility	(55,112)	—
Common shares withheld for taxes	(512)	(658)
Payment of acquisition related earn out	—	(370)
Change in cash overdraft	894	(3,363)
Excess tax benefit from share-based compensation awards	79	—
Net cash used in financing activities	(4,564)	(9,395)

Effect of exchange rate changes on cash and cash equivalents	(723)	(27)
Net decrease in cash and cash equivalents	(20,243)	(20,319)
Cash and cash equivalents at beginning of period	43,652	26,644
Cash and cash equivalents at end of period	$23,409	$6,325

Supplemental disclosure of cash flow information:
Cash paid for interest	$69	$119
Cash paid for income taxes, net	$6,593	$5,293

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total CDI Share-holders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

December 31, 2011	21,642	$2,164	$(52,487)	$63,860	$253,344	$(306)	$266,575	$456	$267,031
Net income	—	—	—	—	8,775	—	8,775	210	8,985
Translation adjustments	—	—	—	—	—	(236)	(236)	(10)	(246)
Share-based compensation expense	—	—	—	1,736	—	—	1,736	—	1,736
Reclassification of equity awards from liabilities, net	—	—	—	1,289	—	—	1,289	—	1,289
Vesting of equity awards	190	19	—	(19)	—	—	—	—	—
Common shares withheld for taxes	(41)	(4)	—	(654)	—	—	(658)	—	(658)
Cash dividends paid ($0.26 per common share)	—	—	—	—	(5,004)	—	(5,004)	—	(5,004)
June 30, 2012	21,791	$2,179	$(52,487)	$66,212	$257,115	$(542)	$272,477	$656	$273,133

December 31, 2012	21,822	$2,182	$(52,487)	$67,863	$259,912	$1,501	$278,971	$809	$279,780
Net income	—	—	—	—	5,929	—	5,929	121	6,050
Translation adjustments	—	—	—	—	—	(3,689)	(3,689)	(1)	(3,690)
Share-based compensation expense	—	—	—	1,385	—	—	1,385	—	1,385
Reclassification of equity awards from liabilities, net	—	—	—	187	—	—	187	—	187
Vesting of equity awards	134	13	—	(13)	—	—	—	—	—
Common shares withheld for taxes	(31)	(3)	—	(509)	—	—	(512)	—	(512)
Share-based compensation tax shortfall, net	—	—	—	(50)	—	—	(50)	—	(50)
Cash dividends paid ($0.13 per common share)	—	—		—	(2,524)	—	(2,524)	—	(2,524)
June 30, 2013	21,925	$2,192	$(52,487)	$68,863	$263,317	$(2,188)	$279,697	$929	$280,626

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

1.	Business

CDI Corp. and Subsidiaries (the “Company” or “CDI”) are an integrated engineering and technology services organization providing client-focused solutions in select global industries. The Company derives most of its revenue by providing these services to large and mid-sized companies located primarily in the United States (“U.S.”), Canada and the United Kingdom (“UK”).

2.	Principles of Consolidation and Basis of Presentation

Principles of Consolidation -The consolidated financial statements include the accounts of CDI Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation - The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These statements should be read in conjunction with the Company's Form 10-K filed with the SEC on March 1, 2013. Results for the six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the full year.

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
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements at June 30, 2013 using
	Fair Value Measurements at June 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual Funds:
Bond	$1,850	$1,850	$—	$—
Large Cap	2,223	2,223	—	—
International	1,057	1,057	—	—
Mid Cap	437	437	—	—
Small Cap	571	571	—	—
Balanced	400	400	—	—
Total Mutual Funds	6,538	6,538	—	—
Money Market Funds	1,383	1,383	—	—
Total Assets (1)	$7,921	$7,921	$—	$—

(1)
At June 30, 2013, $0.3 million and $7.7 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheet reflecting the non-qualified Deferred Compensation Plan assets.

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

(1)
At December 31, 2012, $0.3 million and $7.3 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheet reflecting the non-qualified Deferred Compensation Plan assets.

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

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2012				June 30, 2013
	Gross Balance	Accumulated Impairment Losses	Additions	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$50,720	$(15,171)	$—	$—	$50,720	$(15,171)
PSS	25,109	(8,312)	—	(657)	24,452	(8,312)
MRI	15,893	(6,230)	—	(146)	15,747	(6,230)
Total goodwill	$91,722	$(29,713)	$—	$(803)	$90,919	$(29,713)

The following tables summarize the changes in the Company's carrying value of other intangible assets during the indicated periods:

	December 31, 2012				June 30, 2013
	Gross Balance	Accumulated Amortization	Additions	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Client relationships	$11,960	$(3,593)	$—	$(516)	$11,960	$(4,109)
Trademarks	5,200	(67)	—	(187)	5,200	(254)
Developed technology	460	(184)	—	(46)	460	(230)
Non-compete	150	(75)	—	(15)	150	(90)
Reacquired franchise rights	972	(206)	—	(49)	972	(255)
Total intangible assets subject to amortization	18,742	(4,125)	—	(813)	18,742	(4,938)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	2,165	—
Total other intangible assets	$20,907	$(4,125)	$—	$(813)	$20,907	$(4,938)

6.	Restructuring and Other Related Costs

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

The following table summarizes the Restructuring Plan provision, activity and ending balance in “Other accrued expenses and other current liabilities” in the consolidated balance sheets by cost type for the indicated period:

	Employee severance and related costs	Real estate exit and related costs	Accrued restructuring liability

Balance as of December 31, 2012	$427	$507	$934
Cash payments	(427)	(204)	(631)
Balance as of June 30, 2013	$—	$303	$303

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

As of June 30, 2013, the Company had no borrowings, letters of credit outstanding of $3.6 million and $71.4 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2013.

As of December 31, 2012, the Company had outstanding borrowings of $2.8 million, letters of credit outstanding of $3.1 million and $69.1 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2012.

8.	Basic and Diluted Earnings Per Share (“EPS”) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Numerator:
Net income attributable to CDI	$3,438	$4,952	$5,929	$8,775
Denominator:
Basic weighted-average shares	19,436	19,285	19,407	19,243
Dilutive effect of share-based awards	307	422	326	397
Diluted weighted-average shares	19,743	19,707	19,733	19,640
Earnings per common share:
Basic	$0.18	$0.26	$0.31	$0.46
Diluted	$0.17	$0.25	$0.30	$0.45

There were 468 thousand shares and 309 thousand shares excluded from the computation of EPS for the three months ended June 30, 2013 and 2012, respectively, because their inclusion would have been anti-dilutive. There were 421 thousand and 495 thousand shares excluded from the computation of EPS for the six months ended June 30, 2013 and 2012, respectively, because their inclusion would have been anti-dilutive.

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

The Company calculates an effective income tax rate each quarter using the estimated annual effective rate method based upon forecasted annual income by jurisdiction, statutory tax rates and other tax-related items. The impact of discrete items is recognized in the interim period in which they occur. Discrete items and the mix of domestic and foreign pre-tax income and losses with no tax benefit may significantly impact the interim period income tax provision and increase the volatility of the interim period effective tax rate at low levels of pre-tax income.
The effective tax rates for the three months ended June 30, 2013 and 2012 were 32.5% and 34.9%, respectively. The effective tax rates for the six months ended June 30, 2013 and 2012 were 39.8% and 40.6%, respectively.

11.	Reporting Segments
The Company has the following three reporting segments:

•
Global Engineering and Technology Solutions (“GETS”) - The Company provides engineering and information technology solutions for its clients that involve the production of deliverable work products or services performed at a CDI facility or at a client's facility under the supervision of CDI personnel. These solutions typically include analysis of a client's engineering or information technology needs and the development of a solution that generally ranges in duration from several months to multiple years. Depending on the industry, engineering services can include such functions as feasibility studies, technology assessment, conceptual design, cost estimating, preliminary design, execution planning, procurement optimization, detailed design, testing and validation of regulatory compliance, technology integration and operating and maintenance support. Information technology services can include assessments, execution of business application services, web development, service desk support, quality assurance and testing and program management. GETS provides these solutions through a delivery model consisting of: centers of excellence, with concentrated skill sets required for larger, more complex projects; regional centers to service local needs of clients; client-centered offices to deliver site-specific services; and off-shore and near-shore centers to leverage low-cost design resources.

•
Professional Services Staffing (“PSS”) - The Company provides skilled technical and professional personnel to its clients for discrete periods of time to augment the client's workforce in times of project, seasonal, peak period or business cycle needs. These engagements can range from several months to multiple years in duration. The Company also provides permanent placement services. The Company provides professional staffing services to targeted industries that include managed services and program staffing, functional staffing outsourcing and business advisory services. The Company delivers these services through its PSS delivery organization, which provides centralized global staffing delivery focused on select engineering and technology skill sets and competencies.

•
Management Recruiters International, Inc. (“MRI”) - MRI is a global franchisor that does business as MRINetwork® and provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their clients. The MRI franchisees provide permanent placement services primarily under the brand names Management Recruiters®, Sales Consultants® and OfficeMates 5®. MRI also provides training and support, implementation services and back-office services to enable franchisees to pursue contract staffing opportunities.

For purposes of performance measurement, the Company charges certain expenses directly attributable to the reporting segments and allocates certain expenses and support costs. Support costs consist principally of employee benefit administration, accounting support, IT services and shared service center costs. Operating and administrative expenses that are not directly attributable to the reporting segments are classified as corporate operating expenses. Identifiable assets of the reporting segments exclude corporate assets. Corporate assets consist principally of cash and certain prepaid expenses, non-trade accounts receivable, deferred tax assets attributable to the reporting segments, property and equipment and other assets.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment data is presented in the following table for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue:
GETS	$79,951	$80,762	$157,988	$162,037
PSS	168,759	175,275	345,867	357,008
MRI	14,653	18,361	28,974	35,980
Total revenue	$263,363	$274,398	$532,829	$555,025

Gross profit:
GETS	$22,755	$23,454	$44,279	$46,701
PSS	21,873	23,761	44,143	48,199
MRI	6,917	8,313	13,274	16,313
Total gross profit	$51,545	$55,528	$101,696	$111,213

Operating profit:
GETS	$6,008	$6,021	$11,283	$11,959
PSS	3,394	5,069	7,499	10,863
MRI	2,250	2,738	4,127	4,991
Corporate	(6,410)	(5,964)	(12,754)	(12,560)
Total operating profit	5,242	7,864	10,155	15,253
Other income (expense), net	(62)	(80)	(113)	(118)
Income before income taxes	$5,180	$7,784	$10,042	$15,135

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially from external clients.

Reporting segment asset data is presented in the following table for the indicated periods:

	June 30,	December 31,
	2013	2012

Assets:
GETS	$130,652	$144,055
PSS	167,412	150,318
MRI	28,267	26,723
Corporate	61,994	79,609
Total assets	$388,325	$400,705

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Form 10-Q Report as well as the Note About Forward-Looking Statements.

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
The Company offers a full range of engineering and IT solutions. Engineering solutions include: feasibility studies, technology assessments, conceptual and front-end engineering design services and detailed design, procurement, construction management, validation, testing and operating and maintenance support. IT solutions include: assessments, business application services, web development, service desk support, digital solutions, service management, IT security and risk management, and program management.
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
Second Quarter 2013 Overview
Revenue during the second quarter of 2013 decreased by $11.0 million or 4.0% as compared to the second quarter of 2012, driven by decreases in all three segments. Gross profit decreased by $4.0 million or 7.2% primarily reflecting the decrease in revenue. Gross profit margin decreased to 19.6% from 20.2% primarily due to the shift in mix to lower margin business. Operating and administrative expenses decreased in total dollars but increased as a percentage of revenue. Operating profit was $5.2 million during the second quarter of 2013 as compared to $7.9 million during the second quarter of 2012 primarily due to lower revenue and gross profit margins partially offset by ongoing cost savings from cost containment efforts initiated during the second quarter of 2012. Net income attributable to CDI was $3.4 million during the second quarter of 2013 as compared to $5.0 million in the second quarter of 2012.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations

Consolidated Discussion

Three months ended June 30, 2013 as compared to the three months ended June 30, 2012

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$79,951	30.4%	$80,762	29.4%	$(811)	(1.0)%
PSS	168,759	64.1	175,275	63.9	(6,516)	(3.7)
MRI	14,653	5.6	18,361	6.7	(3,708)	(20.2)
Total Revenue	$263,363	100.0	$274,398	100.0	$(11,035)	(4.0)
Gross profit	$51,545	19.6	$55,528	20.2	$(3,983)	(7.2)
Operating and administrative expenses	$46,303	17.6	$47,664	17.4	$(1,361)	(2.9)
Operating profit	$5,242	2.0	$7,864	2.9	$(2,622)	(33.3)
Net income attributable to CDI	$3,438	1.3	$4,952	1.8	$(1,514)	(30.6)
Cash flow used in operations	$9,613		$7,005
Effective income tax rate	32.5%		34.9%
Pre-tax return on net assets (1)	10.7%		7.4%

(1)
Income (loss) before income taxes for the year, divided by the average net assets at the beginning and end of the year for the prior 12 consecutive months. Net assets include total assets minus total liabilities excluding cash and cash equivalents, income tax accounts and debt.

Revenue decreased in all three segments for the second quarter of 2013 as compared to the second quarter of 2012. GETS' revenue decreased primarily due to reduced infrastructure and government services spending in the "Other" industry vertical substantially offset by growth in the OGC and AIE verticals. PSS' revenue decreased primarily due to reduced demand at existing clients in the Hi-Tech vertical, the completion of several projects in the "Other" industry vertical and exiting certain low margin AIE business, partially offset by increased demand by existing clients in the OGC vertical. MRI's revenue decreased due to lower contract staffing revenue and royalties.
Gross profit decreased for the second quarter of 2013 as compared to the second quarter of 2012 primarily due to the reduction in revenue in all three segments and a shift in mix to lower margin business. Gross profit margin decreased for the second quarter of 2013 as compared to the second quarter of 2012 primarily due to a shift in mix to lower margin business in GETS and PSS.
Operating profit decreased primarily due to the reduced gross profit in PSS and MRI partially offset by the ongoing cost savings from cost containment efforts initiated during the second quarter of 2012.
The effective income tax rates for both periods were impacted by immaterial discrete items and the mix of domestic and foreign pre-tax income and losses with no tax benefit that had a significant impact on the effective income tax rates due to the levels of pre-tax income for both periods. As such, comparison of effective income tax rates for the second quarter of 2013 as compared to the second quarter of 2012 is not relevant.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses increased slightly to $6.4 million for the second quarter of 2013 compared to $6.0 million for the second quarter of 2012.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Consolidated Discussion - Continued

Six months ended June 30, 2013 as compared to the six months ended June 30, 2012

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$157,988	29.7%	$162,037	29.2%	$(4,049)	(2.5)%
PSS	345,867	64.9	357,008	64.3	(11,141)	(3.1)
MRI	28,974	5.4	35,980	6.5	(7,006)	(19.5)
Total Revenue	$532,829	100.0	$555,025	100.0	$(22,196)	(4.0)
Gross profit	$101,696	19.1	$111,213	20.0	$(9,517)	(8.6)
Operating and administrative expenses	$91,541	17.2	$95,960	17.3	$(4,419)	(4.6)
Operating profit	$10,155	1.9	$15,253	2.7	$(5,098)	(33.4)
Net income attributable to CDI	$5,929	1.1	$8,775	1.6	$(2,846)	(32.4)
Cash flow used in operations	$(12,007)		$(7,832)
Effective income tax rate	39.8%		40.6%

(1)
Income (loss) before income taxes for the year, divided by the average net assets at the beginning and end of the year for the prior 12 consecutive months. Net assets include total assets minus total liabilities excluding cash and cash equivalents, income tax accounts and debt.

Revenue decreased in all three segments for the first six months of 2013 as compared to the first six months of 2012. GETS' revenue decreased primarily due to reduced infrastructure and government services spending in the "Other" industry vertical partially offset by growth in the OGC vertical. PSS' revenue decreased primarily due to reduced demand at existing clients in the Hi-Tech vertical, the completion of several projects in the "Other" industry vertical and exiting certain low margin AIE business partially offset by increased demand by existing clients in the OGC vertical. MRI's revenue decreased due to reduced contract staffing revenue and a decline in royalties.
Gross profit decreased for the first six months of 2013 as compared to the first six months of 2012 primarily due to the reduction in revenue in all three segments and a shift in mix to lower margin business. Gross profit margin decreased for the first six months of 2013 as compared to the first six months of 2012 primarily due to the shift in mix to lower margin business in GETS and PSS.
Operating profit decreased primarily due to the reduced gross profit in all three segments partially offset by the ongoing cost savings from cost containment efforts initiated during the second quarter of 2012.
The effective income tax rates for both periods were impacted by immaterial discrete items and the mix of domestic and foreign pre-tax income and losses with no tax benefit that had a significant impact on the effective income tax rates due to the levels of pre-tax income for both periods. As such, comparison of effective income tax rates for the first six months of 2013 as compared to the first six months of 2012 is not relevant.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses increased slightly to $12.8 million for the first six months of 2013 compared to $12.6 million for the first six months of 2012.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Global Engineering and Technology Solutions ("GETS ")

Three months ended June 30, 2013 as compared to the three months ended June 30, 2012

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$30,136	37.7%	$27,931	34.6%	$2,205	7.9%
Aerospace and Industrial Equipment ("AIE")	18,514	23.2	17,506	21.7	1,008	5.8
Hi-Tech	7,524	9.4	8,086	10.0	(562)	(7.0)
Other	23,777	29.7	27,239	33.7	(3,462)	(12.7)
Total revenue	79,951	100.0	80,762	100.0	(811)	(1.0)
Cost of services	57,196	71.5	57,308	71.0	(112)	(0.2)
Gross profit	22,755	28.5	23,454	29.0	(699)	(3.0)
Operating and administrative expenses	16,747	20.9	17,433	21.6	(686)	(3.9)
Operating profit	$6,008	7.5	$6,021	7.5	$(13)	(0.2)

Revenue decreased during the second quarter of 2013 as compared to the second quarter of 2012 primarily due to the reduction in revenue in the "Other" and Hi-Tech industry verticals partially offset by growth in the OGC and AIE industry verticals. The decrease in the "Other" industry vertical revenue was primarily due to reduced demand for government services as a result of automatic reductions in U.S. Federal government spending that went into effect in the first quarter of 2013 and continued weakness in state and local government spending on infrastructure engineering projects. The increase in OGC revenue was driven by strong growth within existing clients in the oil refining and chemical industries partially offset by the completion of projects. The increase in AIE revenue was primarily due to growth in demand by commercial aviation clients partially offset by decreased demand in defense-related aerospace spending.

Gross profit decreased for the second quarter of 2013 as compared to the second quarter of 2012 primarily due to the shift in mix to lower margin business and to a lesser extent, reduced demand. Gross profit margin decreased for the second quarter of 2013 as compared to the second quarter of 2012 primarily due to a shift in mix from the higher margin infrastructure and government services business to the lower margin OGC and AIE verticals.

Operating and administrative expenses decreased during the second quarter of 2013 as compared to the second quarter of 2012 primarily due to the ongoing cost savings from cost containment efforts initiated during the second quarter of 2012.

Operating profit was relatively flat for the second quarter of 2013 as compared to the second quarter of 2012 due to the decrease in gross profit offset by the reduction in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Global Engineering and Technology Solutions - Continued

Six months ended June 30, 2013 as compared to the six months ended June 30, 2012

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$59,786	37.8%	$56,195	34.7%	$3,591	6.4%
Aerospace and Industrial Equipment ("AIE")	35,383	22.4	34,418	21.2	965	2.8
Hi-Tech	15,145	9.6	16,151	10.0	(1,006)	(6.2)
Other	47,674	30.2	55,273	34.1	(7,599)	(13.7)
Total revenue	157,988	100.0	162,037	100.0	(4,049)	(2.5)
Cost of services	113,709	72.0	115,336	71.2	(1,627)	(1.4)
Gross profit	44,279	28.0	46,701	28.8	(2,422)	(5.2)
Operating and administrative expenses	32,996	20.9	34,742	21.4	(1,746)	(5.0)
Operating profit	$11,283	7.1	$11,959	7.4	$(676)	(5.7)

Revenue decreased during the first six months of 2013 as compared to the first six months of 2012 primarily due to the reduction in revenue in the "Other" and Hi-Tech industry verticals partially offset by growth in the OGC and AIE industry verticals. The decrease in the "Other" industry vertical revenue was primarily due to reduced demand for government services as a result of automatic reductions in U.S. Federal government spending that went into effect in the first quarter of 2013 continued weakness in state and local government spending on infrastructure engineering projects. Hi-Tech revenue decreased primarily due to the completion of several projects partially offset by increased demand from existing clients. The increase in OGC revenue was driven by strong growth within existing clients in the oil refining and chemical industries partially offset by the loss of certain nonstrategic clients. The increase in AIE revenue was primarily due to growth in demand by commercial aviation clients partially offset by decreased demand in defense-related aerospace spending.

Gross profit decreased for the first six months of 2013 as compared to the first six months of 2012 due to reduced demand and shift in mix to lower margin business. Gross profit margin decreased for the first six months of 2013 as compared to the first six months of 2012 primarily due to a shift in mix from the higher margin infrastructure and government services business to the lower margin OGC and AIE verticals.

Operating and administrative expenses decreased during the first six months of 2013 as compared to the first six months of 2012 primarily due to the ongoing cost savings from cost containment efforts initiated during the second quarter of 2012.

Operating profit decreased for the first six months of 2013 as compared to the first six months of 2012 primarily due to decrease in gross profit partially offset by the reduction in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Services Staffing ("PSS")

Three months ended June 30, 2013 as compared to the three months ended June 30, 2012

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$27,021	16.0%	$23,044	13.1%	$3,977	17.3%
Aerospace and Industrial Equipment ("AIE")	19,363	11.5	21,397	12.2	(2,034)	(9.5)
Hi-Tech	71,457	42.3	76,426	43.6	(4,969)	(6.5)
Other	50,918	30.2	54,408	31.0	(3,490)	(6.4)
Total revenue	168,759	100.0	175,275	100.0	(6,516)	(3.7)
Cost of services	146,886	87.0	151,514	86.4	(4,628)	(3.1)
Gross profit	21,873	13.0	23,761	13.6	(1,888)	(7.9)
Operating and administrative expenses	18,479	10.9	18,692	10.7	(213)	(1.1)
Operating profit	$3,394	2.0	$5,069	2.9	$(1,675)	(33.0)

Revenue decreased for the second quarter of 2013 as compared to the second quarter of 2012 due to the reduction in revenue in the Hi-Tech,"Other" and AIE industry verticals partially offset by growth in the OGC industry vertical. Hi-Tech revenue declined primarily due to decreased demand at existing clients. Revenue in the "Other" industry verticals decreased primarily due to the impact of the completion of several projects for clients in the financial services and construction industries, a slowdown in non-program staffing offset by strong growth in program staffing. AIE revenue decreased primarily due to the Company's election to exit certain low margin business partially offset by growth within existing clients. OGC revenue growth was primarily due to increased demand for pipeline-related inspection activities at existing clients and increased demand by clients in the chemical industry.

Gross profit decreased for the second quarter of 2013 as compared to the second quarter of 2012 primarily due to reduced demand and shift in mix to lower margin business. Gross profit margin decreased for the second quarter of 2013 as compared to the second quarter of 2012 primarily due to the shift in mix from higher margin non-program staffing clients to lower margin program staffing clients.

Operating and administrative expenses decreased during the second quarter of 2013 as compared to the second quarter of 2012 due primarily to the ongoing cost savings from cost containment efforts initiated during the second quarter of 2012.

Operating profit decreased for the second quarter of 2013 as compared to the second quarter of 2012 primarily due to the decrease in gross profit partially offset by the reduction in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Services Staffing - Continued

Six months ended June 30, 2013 as compared to the six months ended June 30, 2012

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS for the first six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$60,363	17.5%	$54,038	15.1%	$6,325	11.7%
Aerospace and Industrial Equipment ("AIE")	38,280	11.1	41,188	11.5	(2,908)	(7.1)
Hi-Tech	143,451	41.5	150,733	42.2	(7,282)	(4.8)
Other	103,773	30.0	111,049	31.1	(7,276)	(6.6)
Total revenue	345,867	100.0	357,008	100.0	(11,141)	(3.1)
Cost of services	301,724	87.2	308,809	86.5	(7,085)	(2.3)
Gross profit	44,143	12.8	48,199	13.5	(4,056)	(8.4)
Operating and administrative expenses	36,644	10.6	37,336	10.5	(692)	(1.9)
Operating profit	$7,499	2.2	$10,863	3.0	$(3,364)	(31.0)

Revenue decreased for the first six months of 2013 as compared to the first six months of 2012 due to the reduction in revenue in the Hi-Tech, "Other" and AIE industry verticals partially offset by growth in the OGC industry vertical. Hi-Tech revenue declined primarily due to decreased demand at existing clients partially offset by the impact of new clients. Revenue in the "Other" industry verticals decreased primarily due to the impact of the completion of several projects for clients in the financial services and construction industries, a slowdown in non-program staffing partially offset by strong growth in program staffing. AIE revenue decreased primarily due to the Company's election to exit certain low margin business partially offset by growth within existing clients. OGC revenue growth was primarily due to increased demand for pipeline-related inspection activities at existing clients and increased demand by clients in the chemical industry.

Gross profit decreased for the first six months of 2013 as compared to the first six months of 2012 primarily due to reduced demand and shift in mix to lower margin business. Gross profit margin decreased for the first six months of 2013 as compared to the first six months of 2012 primarily due to a shift in mix from higher margin non-program staffing clients to lower margin program staffing clients.

Operating and administrative expenses decreased during the first six months of 2013 as compared to the first six months of 2012 due primarily to the ongoing cost savings from cost containment efforts initiated during the second quarter of 2012.

Operating profit decreased for the first six months of 2013 as compared to the first six months of 2012 primarily due to the decrease in gross profit partially offset by the reduction in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International ("MRI")

Three months ended June 30, 2013 as compared to the three months ended June 30, 2012

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$11,208	76.5%	$14,129	77.0%	$(2,921)	(20.7)%
Royalties and Franchise Fees	3,445	23.5	4,232	23.0	(787)	(18.6)
Total revenue	14,653	100.0	18,361	100.0	(3,708)	(20.2)
Cost of services	7,736	52.8	10,048	54.7	(2,312)	(23.0)
Gross profit	6,917	47.2	8,313	45.3	(1,396)	(16.8)
Operating and administrative expenses	4,667	31.9	5,575	30.4	(908)	(16.3)
Operating profit	$2,250	15.4	$2,738	14.9	$(488)	(17.8)

Revenue decreased for the second quarter of 2013 as compared to the second quarter of 2012 due to lower contract staffing revenue and royalties. Contract staffing revenue decreased due primarily to weaker demand for interim technical services and royalty revenue decreased primarily due to franchise attrition and, to a lesser extent, reduced permanent placements by MRI franchises.

Gross profit decreased in the second quarter of 2013 as compared to the second quarter of 2012 primarily due to reduced demand partially offset by a shift in mix to higher margin business. Gross profit margin increased primarily due to a shift in mix to higher margin royalty revenue and higher margin contract staffing engagements.

Operating and administrative expenses decreased during the second quarter of 2013 as compared to the second quarter of 2012 due primarily to lower commission expense and the ongoing cost savings from cost containment efforts initiated during the second quarter of 2012.
Operating profit decreased for the second quarter of 2013 as compared to the second quarter of 2012 primarily due to the decrease in gross profit partially offset by the reduction in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International - Continued

Six months ended June 30, 2013 as compared to the six months ended June 30, 2012

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$22,444	77.5%	$27,810	77.3%	$(5,366)	(19.3)%
Royalties and Franchise Fees	6,530	22.5	8,170	22.7	(1,640)	(20.1)
Total revenue	28,974	100.0	35,980	100.0	(7,006)	(19.5)
Cost of services	15,700	54.2	19,667	54.7	(3,967)	(20.2)
Gross profit	13,274	45.8	16,313	45.3	(3,039)	(18.6)
Operating and administrative expenses	9,147	31.6	11,322	31.5	(2,175)	(19.2)
Operating profit	$4,127	14.2	$4,991	13.9	$(864)	(17.3)

Revenue decreased for the first six months of 2013 as compared to the first six months of 2012 due to lower contract staffing revenue and royalties. Contract staffing revenue decreased primarily due to weaker demand for interim technical services and royalty revenue decreased due to franchise attrition and reduced permanent placements by MRI franchises.

Gross profit decreased in the first six months of 2013 as compared to the first six months of 2012 primarily due to reduced demand. Gross profit margin increased primarily due to a shift in mix to higher margin royalty revenue and higher margin contract staffing engagements.

Operating and administrative expenses decreased during the first six months of 2013 as compared to the first six months of 2012 due primarily to lower commission expense and the ongoing cost savings from cost containment efforts initiated during the second quarter of 2012.
Operating profit decreased for the first six months of 2013 as compared to the first six months of 2012 primarily due to the decrease in gross profit partially offset by the reduction in operating and administrative expenses.

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
At June 30, 2013, the Company had cash and cash equivalents of $23.4 million. As of June 30, 2013, there were no outstanding borrowings and $71.4 million available to borrow and $3.6 million of letters of credit outstanding under the Credit Agreement. The Company was in compliance with all financial covenants under the Credit Agreement as of June 30, 2013.
As of June 30, 2013, approximately half of the Company's cash and cash equivalents are held by certain non-U.S. subsidiaries, principally a Canadian entity, as well as being denominated in foreign currencies, principally Canadian dollars. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries, because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.
The following table summarizes the net cash used in the major categories of the Company's consolidated statements of cash flows for the indicated periods:

	Six Months Ended
	June 30,
	2013	2012	Change

Operating Activities	$(12,007)	$(7,832)	$(4,175)
Investing Activities	(2,949)	(3,065)	116
Financing Activities	(4,564)	(9,395)	4,831
Operating Activities
For the first six months of 2013, the Company used $12.0 million net cash from operating activities, which was a $4.2 million increase from the comparable period in 2012. Cash used in operating activities increased due to the decline in net income, after adjusting for non-cash items, partially offset by a decrease in net working capital requirements.
Investing Activities
For the first six months of 2013, the Company used $2.9 million net cash in investing activities which is relatively consistent with the comparable period in 2012.
Financing Activities
For the first six months of 2013, the Company used $4.6 million net cash in financing activities or $4.8 million less cash as compared to the comparable period in 2012 due to reduction of cash used in the first six months of 2013 for the payment of cash dividends and bank overdrafts partially offset by the repayment of the line of credit balance during the first six months of 2013. The Company accelerated the payment of the first quarter 2013 cash dividend into December 2012.

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

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of June 30, 2013 is not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. At June 30, 2013 the Company had no outstanding borrowings.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date to provide reasonable assurance that information reported in this Form 10-Q Report is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting during the Company's second quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CDI Corp.
Date:	August 2, 2013	By:	/s/ Robert M. Larney
Robert M. Larney
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1*	Offer Letter dated December 1, 2011 from CDI Corporation to Stuart Batchelor.
10.2*	Service Agreement dated December 3, 2011 between CDI AndersElite Limited and Stuart Batchelor.
10.3*	Letter agreement dated February 28, 2013 between CDI Corporation and Stuart Batchelor, amending the Service Agreement with Stuart Batchelor.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes a management contract or compensatory plan or arrangement.

**
Pursuant to Regulation S-T, these interactive data files are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.