Form 10-Q
period 2013-09-30
CDI CORP
filed 2013-11-01
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2013
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The number of shares outstanding of each of the registrant's classes of common stock as of October 30, 2013 was as follows:

Common stock, $0.10 par value: Class B common stock, $0.10 par value:	19,490,053 Shares None

CDI CORP.
Form 10-Q
For the Quarterly Period Ended September 30, 2013

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategies for growth and future financial results (such as revenue, gross profit, operating profit, cash flow, and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by clients in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our clients' capital projects or the inability of our clients to pay our fees; the inability to successfully execute on our strategic plan; the termination of a major client contract or project; delays or reductions in government spending, including the impact of sequestration on U.S. government defense spending and a possible federal government shutdown if necessary appropriations bills are not passed by Congress and signed by the President; credit risks associated with our clients; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on client contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about some of these and other risks and uncertainties may be found in our filings with the SEC, particularly in the “Risk Factors” section in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.
Unless the context otherwise requires, all references herein to “CDI,” “the Registrant,” “the Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$277,916	$279,390	$810,745	$834,415
Cost of services	225,219	224,670	656,352	668,482
Gross profit	52,697	54,720	154,393	165,933
Operating and administrative expenses	45,751	45,711	137,292	141,671
Operating profit	6,946	9,009	17,101	24,262
Other income (expense), net	(57)	(47)	(170)	(165)
Income before income taxes	6,889	8,962	16,931	24,097
Income tax expense	2,323	3,556	6,315	9,706
Net income	4,566	5,406	10,616	14,391
Less: Income attributable to the noncontrolling interest	38	57	159	267
Net income attributable to CDI	$4,528	$5,349	$10,457	$14,124

Earnings per common share:
Basic	$0.23	$0.27	$0.54	$0.73
Diluted	$0.23	$0.27	$0.53	$0.72

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$4,566	$5,406	$10,616	$14,391
Other comprehensive income:
Foreign currency translation adjustments	1,985	3,143	(1,705)	2,897
Total comprehensive income	6,551	8,549	8,911	17,288
Less: Comprehensive income attributable to the noncontrolling interest	26	112	146	312
Total comprehensive income attributable to CDI	$6,525	$8,437	$8,765	$16,976

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$32,067	$43,652
Accounts receivable, net of allowances of $2,390 and $2,563	232,758	223,630
Prepaid expenses and other current assets	13,754	10,515
Prepaid income taxes	1,957	698
Deferred income taxes	4,334	3,850
Total current assets	284,870	282,345
Property and equipment, net of accumulated depreciation of $80,586 and $75,159	20,579	22,090
Deferred income taxes	5,996	7,061
Goodwill	61,991	62,009
Other intangible assets, net	15,563	16,782
Other non-current assets	9,529	10,418
Total assets	$398,528	$400,705

Liabilities and Equity
Current liabilities:
Short-term borrowings	$—	$2,751
Cash overdraft	997	—
Accounts payable	34,402	41,157
Accrued compensation and related expenses	51,222	43,571
Other accrued expenses and other current liabilities	11,487	14,970
Income taxes payable	321	1,759
Total current liabilities	98,429	104,208
Deferred compensation	7,446	8,398
Deferred income tax	2,970	1,875
Other non-current liabilities	4,400	6,444
Total liabilities	113,245	120,925
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 21,952 and 21,822 shares	2,195	2,182
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	69,496	67,863
Retained earnings	265,315	259,912
Accumulated other comprehensive (loss) income	(191)	1,501
Common stock in treasury, at cost - 2,463 shares	(52,487)	(52,487)
Total CDI shareholders' equity	284,328	278,971
Noncontrolling interest	955	809
Total equity	285,283	279,780
Total liabilities and equity	$398,528	$400,705

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Operating activities:
Net income	$10,616	$14,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,430	6,687
Amortization	1,219	980
Deferred income taxes	1,593	4,968
Stock-based compensation	2,146	2,549
Loss on disposal of assets, net	71	266
Changes in operating assets and liabilities:
Accounts receivable, net	(11,127)	(24,492)
Prepaid expenses and other current assets	(2,027)	385
Accounts payable	(6,633)	(1,775)
Accrued expenses and other current liabilities	3,187	(2,129)
Income taxes prepaid/payable	(2,925)	(898)
Other non-current assets	303	267
Deferred compensation	(33)	335
Other non-current liabilities	(2,043)	(352)
Net cash provided by operating activities	777	1,182

Investing activities:
Additions to property and equipment	(5,047)	(4,609)
Reacquired franchise rights	—	(65)
Other	119	97
Net cash used in investing activities	(4,928)	(4,577)

Financing activities:
Dividends paid to shareholders	(5,054)	(7,517)
Borrowings on credit facility	57,550	153,523
Repayments on credit facility	(60,165)	(150,723)
Common shares withheld for taxes	(795)	(733)
Payment of acquisition related earn out	—	(370)
Change in cash overdraft	997	(1,084)
Excess tax benefit from share-based compensation awards	118	—
Net cash used in financing activities	(7,349)	(6,904)

Effect of exchange rate changes on cash and cash equivalents	(85)	729
Net decrease in cash and cash equivalents	(11,585)	(9,570)
Cash and cash equivalents at beginning of period	43,652	26,644
Cash and cash equivalents at end of period	$32,067	$17,074

Supplemental disclosure of cash flow information:
Cash paid for interest	$104	$151
Cash paid for income taxes, net	$7,680	$5,802

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total CDI Share-holders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

December 31, 2011	21,642	$2,164	$(52,487)	$63,860	$253,344	$(306)	$266,575	$456	$267,031
Net income	—	—	—	—	14,124	—	14,124	267	14,391
Translation adjustments	—	—	—	—	—	2,852	2,852	45	2,897
Share-based compensation expense	—	—	—	2,549	—	—	2,549	—	2,549
Reclassification of equity awards from liabilities, net	—	—	—	1,205	—	—	1,205	—	1,205
Vesting and exercise of equity awards	203	20	—	(20)	—	—	—	—	—
Common shares withheld for taxes	(45)	(4)	—	(729)	—	—	(733)	—	(733)
Cash dividends declared ($0.39 per common share)	—	—	—	—	(7,517)	—	(7,517)	—	(7,517)
September 30, 2012	21,800	$2,180	$(52,487)	$66,865	$259,951	$2,546	$279,055	$768	$279,823

December 31, 2012	21,822	$2,182	$(52,487)	$67,863	$259,912	$1,501	$278,971	$809	$279,780
Net income	—	—	—	—	10,457	—	10,457	159	10,616
Translation adjustments	—	—	—	—	—	(1,692)	(1,692)	(13)	(1,705)
Share-based compensation expense	—	—	—	2,146	—	—	2,146	—	2,146
Reclassification of equity awards from liabilities, net	—	—	—	345	—	—	345	—	345
Vesting and exercise of equity awards	180	18	—	(18)	—	—	—	—	—
Common shares withheld for taxes	(50)	(5)	—	(790)	—	—	(795)	—	(795)
Share-based compensation tax shortfall, net	—	—	—	(50)	—	—	(50)	—	(50)
Cash dividends declared ($0.26 per common share)	—	—		—	(5,054)	—	(5,054)	—	(5,054)
September 30, 2013	21,952	$2,195	$(52,487)	$69,496	$265,315	$(191)	$284,328	$955	$285,283

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

1.	Business

CDI Corp. and its Subsidiaries (the “Company” or “CDI”) are an integrated engineering and technology services organization providing client-focused solutions in select global industries. The Company derives most of its revenue by providing these services to large and mid-sized companies located primarily in the United States (“U.S.”), Canada and the United Kingdom (“UK”).

2.	Principles of Consolidation and Basis of Presentation

Principles of Consolidation - The consolidated financial statements include the accounts of CDI Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation - The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These statements should be read in conjunction with the Company's Form 10-K filed with the SEC on March 1, 2013. Results for the nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the full year. For comparative purposes, certain amounts have been reclassified to conform to the current period presentation.

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
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements at September 30, 2013 using
	Fair Value Measurements at September 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual funds:
Bond	$1,619	$1,619	$—	$—
Large cap	2,461	2,461	—	—
International	1,266	1,266	—	—
Mid cap	524	524	—	—
Small cap	648	648	—	—
Balanced	332	332	—	—
Money market funds	1,468	1,468	—	—
Total assets (1)	$8,318	$8,318	$—	$—

(1)
At September 30, 2013, $1.6 million and $6.7 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheet reflecting the non-qualified Deferred Compensation Plan assets.

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

The Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets as of July 1, 2013 and determined there was no impairment. The Company's assessment determined that the fair values for each of the Company's reporting units, with the exception of PSS EMEA, comprised primarily of the CDI AndersElite Limited business, were substantially in excess of their related carrying values as of July 1, 2013. The PSS EMEA reporting unit had a fair value in excess of its carrying value of 15% and goodwill of $10.5 million. The Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units and indefinite-lived intangible assets. If actual future results are not consistent with management's estimates and assumptions, the Company may have to take an impairment charge in the future related to its goodwill and other indefinite-lived intangible assets.

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2012				September 30, 2013
	Gross Balance	Accumulated Impairment Losses	Additions	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$50,720	$(15,171)	$—	$—	$50,720	$(15,171)
PSS	25,109	(8,312)	—	(15)	25,094	(8,312)
MRI	15,893	(6,230)	—	(3)	15,890	(6,230)
Total goodwill	$91,722	$(29,713)	$—	$(18)	$91,704	$(29,713)

The following tables summarize the changes in the Company's carrying value of other intangible assets during the indicated periods:

	December 31, 2012				September 30, 2013
	Gross Balance	Accumulated Amortization	Additions	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Client relationships	$11,960	$(3,593)	$—	$(774)	$11,960	$(4,367)
Trademarks	5,200	(67)	—	(280)	5,200	(347)
Developed technology	460	(184)	—	(69)	460	(253)
Non-compete	150	(75)	—	(22)	150	(97)
Reacquired franchise rights	972	(206)	—	(74)	972	(280)
Total intangible assets subject to amortization	18,742	(4,125)	—	(1,219)	18,742	(5,344)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	2,165	—
Total other intangible assets	$20,907	$(4,125)	$—	$(1,219)	$20,907	$(5,344)

6.	Restructuring and Other Related Costs

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

The following table summarizes the Restructuring Plan provision, activity and ending balance in “Other accrued expenses and other current liabilities” in the consolidated balance sheets by cost type for the indicated period:

	Employee severance and related costs	Real estate exit and related costs	Accrued restructuring liability

Balance as of December 31, 2012	$427	$507	$934
Cash payments	(427)	(293)	(720)
Balance as of September 30, 2013	$—	$214	$214

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

As of September 30, 2013, the Company had no borrowings, letters of credit outstanding of $3.1 million and $71.9 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2013. As of September 30, 2013, the Company had an unsecured $0.4 million letter of credit outstanding under an agreement with TD Bank, N.A. that expires on July 1, 2014.

As of December 31, 2012, the Company had outstanding borrowings of $2.8 million, letters of credit outstanding of $3.1 million and $69.1 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2012.

8.	Basic and Diluted Earnings Per Share (“EPS”) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Numerator:
Net income attributable to CDI	$4,528	$5,349	$10,457	$14,124
Denominator:
Basic weighted-average shares	19,464	19,541	19,426	19,342
Dilutive effect of share-based awards	248	429	300	408
Diluted weighted-average shares	19,712	19,970	19,726	19,750
Earnings per common share:
Basic	$0.23	$0.27	$0.54	$0.73
Diluted	$0.23	$0.27	$0.53	$0.72

There were 512 thousand shares and 287 thousand shares excluded from the computation of EPS for the three months ended September 30, 2013 and 2012, respectively, because their inclusion would have been anti-dilutive. There were 452 thousand and 426 thousand shares excluded from the computation of EPS for the nine months ended September 30, 2013 and 2012, respectively, because their inclusion would have been anti-dilutive.

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
The effective tax rates for the three months ended September 30, 2013 and 2012 were 33.7% and 39.7%, respectively. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 37.3% and 40.3%, respectively.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment data is presented in the following table for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue:
GETS	$81,495	$83,550	$239,483	$245,587
PSS	182,002	178,372	527,869	535,380
MRI	14,419	17,468	43,393	53,448
Total revenue	$277,916	$279,390	$810,745	$834,415

Gross profit:
GETS	$22,665	$24,241	$66,944	$70,942
PSS	22,990	22,679	67,133	70,878
MRI	7,042	7,800	20,316	24,113
Total gross profit	$52,697	$54,720	$154,393	$165,933

Operating profit:
GETS	$6,476	$7,515	$17,759	$19,474
PSS	4,195	4,525	11,694	15,388
MRI	2,172	2,727	6,299	7,718
Corporate	(5,897)	(5,758)	(18,651)	(18,318)
Total operating profit	6,946	9,009	17,101	24,262
Other income (expense), net	(57)	(47)	(170)	(165)
Income before income taxes	$6,889	$8,962	$16,931	$24,097

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially from external clients.

Reporting segment asset data is presented in the following table for the indicated periods:

	September 30,	December 31,
	2013	2012

Assets:
GETS	$125,820	$144,055
PSS	174,737	150,318
MRI	28,967	26,723
Corporate	69,004	79,609
Total assets	$398,528	$400,705

12.	Subsequent Event

During October 2013, the Company entered into a Settlement Agreement with a third party to resolve claims pursued by the Company. The Company received $3.25 million under this agreement which will be recorded in “Operating and administrative expenses” in the consolidated statements of operations during the fourth quarter of 2013.

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
The Company's results of operations can be affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence. There continues to be economic uncertainty in some of the markets where we operate. The Company will continue to monitor this uncertainty to position itself to respond to changing conditions.
Third Quarter 2013 Overview
Revenue during the third quarter of 2013 decreased by $1.5 million or 0.5% as compared to the third quarter of 2012 due to decreases in GETS and MRI partially offset by an increase in PSS. Gross profit and gross profit margin decreased primarily due to the shift in mix to lower margin business within GETS. Operating and administrative expenses remained relatively flat. Operating profit was $6.9 million during the third quarter of 2013 as compared to $9.0 million during the third quarter of 2012 primarily due to lower gross profit margins. Net income attributable to CDI was $4.5 million during the third quarter of 2013 as compared to $5.3 million in the third quarter of 2012.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations

Consolidated Discussion

Three months ended September 30, 2013 as compared to the three months ended September 30, 2012

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$81,495	29.3%	$83,550	29.9%	$(2,055)	(2.5)%
PSS	182,002	65.5	178,372	63.8	3,630	2.0
MRI	14,419	5.2	17,468	6.3	(3,049)	(17.5)
Total Revenue	$277,916	100.0	$279,390	100.0	$(1,474)	(0.5)
Gross profit	$52,697	19.0	$54,720	19.6	$(2,023)	(3.7)
Operating and administrative expenses	$45,751	16.5	$45,711	16.4	$40	0.1
Operating profit	$6,946	2.5	$9,009	3.2	$(2,063)	(22.9)
Net income attributable to CDI	$4,528	1.6	$5,349	1.9	$(821)	(15.3)
Cash flow provided by operations	$12,784		$9,014
Effective income tax rate	33.7%		39.7%
Pre-tax return on net assets (1)	9.9%		9.1%

(1)
Income (loss) before income taxes for the year, divided by the average net assets at the beginning and end of the year for the prior 12 consecutive months. Net assets include total assets minus total liabilities excluding cash and cash equivalents, income tax accounts and debt.

Revenue decreased for the third quarter of 2013 as compared to the third quarter of 2012 due to decreases in GETS and MRI partially offset by an increase in PSS. GETS revenue decreased primarily due to reduced government services and infrastructure spending in the "Other" industry vertical and to a lesser extent decreases in the Hi-Tech and AIE verticals partially offset by growth in the OGC vertical. PSS revenue increased primarily due to increased demand at existing pipeline inspection clients in the OGC vertical, partially offset by a decrease in demand at existing clients in the Hi-Tech vertical and the Company's election to exit certain low margin AIE business. MRI's revenue decreased primarily due to lower contract staffing revenue.
Gross profit and gross profit margin decreased for the third quarter of 2013 as compared to the third quarter of 2012 primarily due to the shift in mix to lower margin business within GETS.
Operating profit decreased for the third quarter of 2013 as compared to the third quarter of 2012 predominantly due to the reduced gross profit.
The effective income tax rates for both periods were impacted by immaterial discrete items and the mix of domestic and foreign pre-tax income and losses with no tax benefit that had a significant impact on the effective income tax rates due to the levels of pre-tax income for both periods. As such, comparison of effective income tax rates for the third quarter of 2013 as compared to the third quarter of 2012 is not meaningful.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses remained relatively flat at $5.9 million for the third quarter of 2013 compared to $5.8 million for the third quarter of 2012.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Consolidated Discussion - Continued

Nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$239,483	29.5%	$245,587	29.4%	$(6,104)	(2.5)%
PSS	527,869	65.1	535,380	64.2	(7,511)	(1.4)
MRI	43,393	5.4	53,448	6.4	(10,055)	(18.8)
Total Revenue	$810,745	100.0	$834,415	100.0	$(23,670)	(2.8)
Gross profit	$154,393	19.0	$165,933	19.9	$(11,540)	(7.0)
Operating and administrative expenses	$137,292	16.9	$141,671	17.0	$(4,379)	(3.1)
Operating profit	$17,101	2.1	$24,262	2.9	$(7,161)	(29.5)
Net income attributable to CDI	$10,457	1.3	$14,124	1.7	$(3,667)	(26.0)
Cash flow provided by operations	$777		$1,182
Effective income tax rate	37.3%		40.3%
Revenue decreased in all three segments for the first nine months of 2013 as compared to the first nine months of 2012. MRI's revenue decreased due to reduced contract staffing revenue and a decline in royalties. GETS revenue decreased primarily due to reduced infrastructure and government services spending in the "Other" industry vertical, decreased demand in the Hi-Tech vertical partially offset by growth in the OGC vertical. PSS revenue decreased primarily due to reduced demand at existing clients in the Hi-Tech vertical and the completion of several projects in the "Other" industry vertical partially offset by increased demand by existing clients in the OGC vertical.
Gross profit decreased for the first nine months of 2013 as compared to the first nine months of 2012 primarily due to the shift in mix to lower margin business in GETS and PSS and a reduction in revenue in all three segments. Gross profit margin decreased for the first nine months of 2013 as compared to the first nine months of 2012 primarily due to the shift in mix to lower margin business in GETS and PSS.
Operating profit decreased primarily due to the reduced gross profit in all three segments partially offset by the cost savings from cost containment efforts initiated during the second quarter of 2012.
The effective income tax rates for both periods were impacted by immaterial discrete items and the mix of domestic and foreign pre-tax income and losses with no tax benefit that had a significant impact on the effective income tax rates due to the levels of pre-tax income for both periods. As such, comparison of income tax rates for the first nine months of 2013 as compared to the first nine months of 2012 is not meaningful.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses increased slightly to $18.7 million for the first nine months of 2013 compared to $18.3 million for the first nine months of 2012.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Global Engineering and Technology Solutions ("GETS ")

Three months ended September 30, 2013 as compared to the three months ended September 30, 2012

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$31,677	38.9%	$27,713	33.2%	$3,964	14.3%
Aerospace and Industrial Equipment ("AIE")	19,012	23.3	19,500	23.3	(488)	(2.5)
Hi-Tech	7,559	9.3	8,502	10.2	(943)	(11.1)
Other	23,247	28.5	27,835	33.3	(4,588)	(16.5)
Total revenue	81,495	100.0	83,550	100.0	(2,055)	(2.5)
Cost of services	58,830	72.2	59,309	71.0	(479)	(0.8)
Gross profit	22,665	27.8	24,241	29.0	(1,576)	(6.5)
Operating and administrative expenses	16,189	19.9	16,726	20.0	(537)	(3.2)
Operating profit	$6,476	7.9	$7,515	9.0	$(1,039)	(13.8)

Revenue decreased during the third quarter of 2013 as compared to the third quarter of 2012 primarily due to the reduction in revenue in the "Other", Hi-Tech and AIE industry verticals partially offset by growth in the OGC industry vertical. The decrease in the "Other" industry vertical revenue was primarily due to reduced demand for government services as a result of automatic reductions in U.S. Federal government spending that went into effect in the first quarter of 2013 and continued weakness in state and local government spending on infrastructure engineering projects. The decrease in the Hi-Tech industry vertical revenue was primarily due to reduced demand by existing clients. The decrease in AIE revenue was primarily due to decreased demand in defense-related aerospace spending partially offset by growth in demand by commercial aviation clients. The increase in OGC revenue is due to increased demand by new and existing clients in the oil refining and chemical industries.

Gross profit decreased for the third quarter of 2013 as compared to the third quarter of 2012 primarily due to the shift in mix to lower margin business and to a lesser extent, reduced demand. Gross profit margin decreased for the third quarter of 2013 as compared to the third quarter of 2012 primarily due to a shift in mix from the higher margin infrastructure and government services business to the lower margin OGC vertical.

Operating and administrative expenses decreased slightly during the third quarter of 2013 as compared to the third quarter of 2012.

Operating profit decreased for the third quarter of 2013 as compared to the third quarter of 2012 primarily due to the decrease in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Global Engineering and Technology Solutions - Continued

Nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$91,463	38.2%	$83,908	34.2%	$7,555	9.0%
Aerospace and Industrial Equipment ("AIE")	54,395	22.7	53,918	22.0	477	0.9
Hi-Tech	22,704	9.5	24,653	10.0	(1,949)	(7.9)
Other	70,921	29.6	83,108	33.8	(12,187)	(14.7)
Total revenue	239,483	100.0	245,587	100.0	(6,104)	(2.5)
Cost of services	172,539	72.0	174,645	71.1	(2,106)	(1.2)
Gross profit	66,944	28.0	70,942	28.9	(3,998)	(5.6)
Operating and administrative expenses	49,185	20.5	51,468	21.0	(2,283)	(4.4)
Operating profit	$17,759	7.4	$19,474	7.9	$(1,715)	(8.8)

Revenue decreased during the first nine months of 2013 as compared to the first nine months of 2012 primarily due to the reduction in revenue in the "Other" and Hi-Tech industry verticals partially offset by growth in the OGC and AIE industry verticals. The decrease in the "Other" industry vertical revenue was primarily due to reduced demand for government services as a result of automatic reductions in U.S. Federal government spending that went into effect in the first quarter of 2013 and continued weakness in state and local government spending on infrastructure engineering projects. Hi-Tech revenue decreased primarily due to the completion of several projects. The increase in OGC revenue is due to increased demand by new and existing clients in the oil refining and chemical industries. The increase in AIE revenue was primarily due to growth in demand by commercial aviation clients partially offset by decreased demand in defense-related aerospace spending.

Gross profit decreased for the first nine months of 2013 as compared to the first nine months of 2012 due to the shift in mix to lower margin business and reduced demand. Gross profit margin decreased for the first nine months of 2013 as compared to the first nine months of 2012 primarily due to a shift in mix from the higher margin infrastructure and government services business to the lower margin OGC vertical.

Operating and administrative expenses decreased during the first nine months of 2013 as compared to the first nine months of 2012 primarily due to the cost savings from cost containment efforts initiated during the second quarter of 2012.

Operating profit decreased for the first nine months of 2013 as compared to the first nine months of 2012 primarily due to decrease in gross profit partially offset by the reduction in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Services Staffing ("PSS")

Three months ended September 30, 2013 as compared to the three months ended September 30, 2012

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$41,120	22.6%	$31,551	17.7%	$9,569	30.3%
Aerospace and Industrial Equipment ("AIE")	18,360	10.1	21,555	12.1	(3,195)	(14.8)
Hi-Tech	68,528	37.7	72,136	40.4	(3,608)	(5.0)
Other	53,994	29.7	53,130	29.8	864	1.6
Total revenue	182,002	100.0	178,372	100.0	3,630	2.0
Cost of services	159,012	87.4	155,693	87.3	3,319	2.1
Gross profit	22,990	12.6	22,679	12.7	311	1.4
Operating and administrative expenses	18,795	10.3	18,154	10.2	641	3.5
Operating profit	$4,195	2.3	$4,525	2.5	$(330)	(7.3)

Revenue increased for the third quarter of 2013 as compared to the third quarter of 2012 due to the increase in revenue primarily in the OGC and "Other" industry vertical partially offset by the decrease in the Hi-Tech and AIE industry verticals. OGC revenue growth was primarily due to increased demand for pipeline-related inspection activities at existing clients and increased demand by clients in the chemical industry. Revenue in Hi-Tech declined primarily due to decreased demand at large existing clients. AIE revenue decreased primarily due to the Company's election to exit certain low margin business, which was partially offset by an increase at existing clients. Revenue in the "Other" industry vertical increased primarily due to the growth in the UK region, while we also experienced a slowdown in non-program staffing.

Gross profit and gross profit margin remained relatively flat for the third quarter of 2013 as compared to the third quarter of 2012.

Operating and administrative expenses increased during the third quarter of 2013 as compared to the third quarter of 2012 primarily due to the increase in business volume.

Operating profit decreased slightly for the third quarter of 2013 as compared to the third quarter of 2012.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Services Staffing - Continued

Nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS for the first nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals ("OGC")	$101,483	19.2%	$85,589	16.0%	$15,894	18.6%
Aerospace and Industrial Equipment ("AIE")	56,640	10.7	62,743	11.7	(6,103)	(9.7)
Hi-Tech	211,979	40.2	222,869	41.6	(10,890)	(4.9)
Other	157,767	29.9	164,179	30.7	(6,412)	(3.9)
Total revenue	527,869	100.0	535,380	100.0	(7,511)	(1.4)
Cost of services	460,736	87.3	464,502	86.8	(3,766)	(0.8)
Gross profit	67,133	12.7	70,878	13.2	(3,745)	(5.3)
Operating and administrative expenses	55,439	10.5	55,490	10.4	(51)	(0.1)
Operating profit	$11,694	2.2	$15,388	2.9	$(3,694)	(24.0)

Revenue decreased for the first nine months of 2013 as compared to the first nine months of 2012 due to the revenue decline in the Hi-Tech, "Other" and AIE industry verticals partially offset by growth in the OGC industry vertical. Hi-Tech revenue declined primarily due to decreased demand at large existing clients partially offset by the full year impact of a new client. Revenue in the "Other" industry vertical decreased primarily due to a slowdown in non-programming staffing and the impact of the completion of several projects for a client in the financial services, partially offset by strong growth in a program staffing account and growth in the UK region. AIE revenue decreased primarily due to the Company's election to exit certain low margin business partially offset by growth within existing clients. OGC revenue growth was primarily due to increased demand for pipeline-related inspection activities at existing clients and increased demand by clients in the chemical industry.

Gross profit decreased for the first nine months of 2013 as compared to the first nine months of 2012 primarily due to the shift in mix to lower margin business and, to a lesser extent, decrease in business volume. Gross profit margin declined for the first nine months of 2013 as compared to the first nine months of 2012 primarily due to a shift in mix from higher margin non-program staffing clients to lower margin program staffing clients.

Operating and administrative expenses remained relatively flat during the first nine months of 2013 as compared to the first nine months of 2012.

Operating profit decreased for the first nine months of 2013 as compared to the first nine months of 2012 primarily due to the decrease in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International ("MRI")

Three months ended September 30, 2013 as compared to the three months ended September 30, 2012

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$10,837	75.2%	$13,430	76.9%	$(2,593)	(19.3)%
Royalties and Franchise Fees	3,582	24.8	4,038	23.1	(456)	(11.3)
Total revenue	14,419	100.0	17,468	100.0	(3,049)	(17.5)
Cost of services	7,377	51.2	9,668	55.3	(2,291)	(23.7)
Gross profit	7,042	48.8	7,800	44.7	(758)	(9.7)
Operating and administrative expenses	4,870	33.8	5,073	29.0	(203)	(4.0)
Operating profit	$2,172	15.1	$2,727	15.6	$(555)	(20.4)

Revenue decreased for the third quarter of 2013 as compared to the third quarter of 2012 primarily due to lower contract staffing revenue, and to a lesser extent, royalties. Contract staffing revenue decreased due primarily to weak demand for interim staffing services and royalty revenue decreased primarily due to reduced permanent placements by MRI franchises and franchise attrition.

Gross profit decreased in the third quarter of 2013 as compared to the third quarter of 2012 primarily due to reduced demand partially offset by a shift in mix to higher margin business. Gross profit margin increased primarily due to greater deterioration of the lower margin contract staffing as compared to royalties.

Operating and administrative expenses decreased during the third quarter of 2013 as compared to the third quarter of 2012 due primarily to lower commission expense.
Operating profit decreased for the third quarter of 2013 as compared to the third quarter of 2012 primarily due to the decrease in gross profit partially offset by the reduction in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International - Continued

Nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013		2012		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$33,281	76.7%	$41,240	77.2%	$(7,959)	(19.3)%
Royalties and Franchise Fees	10,112	23.3	12,208	22.8	(2,096)	(17.2)
Total revenue	43,393	100.0	53,448	100.0	(10,055)	(18.8)
Cost of services	23,077	53.2	29,335	54.9	(6,258)	(21.3)
Gross profit	20,316	46.8	24,113	45.1	(3,797)	(15.7)
Operating and administrative expenses	14,017	32.3	16,395	30.7	(2,378)	(14.5)
Operating profit	$6,299	14.5	$7,718	14.4	$(1,419)	(18.4)

Revenue decreased for the first nine months of 2013 as compared to the first nine months of 2012 due to lower contract staffing revenue and royalties. Contract staffing revenue decreased primarily due to weaker demand for interim staffing services and royalty revenue decreased due to reduced permanent placements by MRI franchise and franchise attrition.

Gross profit decreased in the first nine months of 2013 as compared to the first nine months of 2012 primarily due to reduced demand for contract staffing and permanent placements. Gross profit margin increased primarily due to a shift in mix to higher margin royalty revenue and higher margin contract staffing engagements.

Operating and administrative expenses decreased during the first nine months of 2013 as compared to the first nine months of 2012 due primarily to lower commission expense and personnel costs.
Operating profit decreased for the first nine months of 2013 as compared to the first nine months of 2012 primarily due to the decrease in gross profit partially offset by the reduction in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations and borrowings under our credit facility. The Company's principal uses of cash are operating expenses, capital expenditures, working capital requirements, dividends, and debt service. Management expects that the Company's current cash balances, cash generated from operations and unused borrowing capacity will be sufficient to support the Company's planned operating and capital requirements for the foreseeable future and at least the next twelve months.
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
As of September 30, 2013, the Company had cash and cash equivalents of $32.1 million. As of September 30, 2013, there were no outstanding borrowings, $71.9 million available to borrow and $3.1 million of letters of credit outstanding under the Credit Agreement. The Company was in compliance with all financial covenants under the Credit Agreement as of September 30, 2013. As of September 30, 2013, the Company had an unsecured $0.4 million letter of credit outstanding under an agreement with TD Bank, N.A. that expires on July 1, 2014.
As of September 30, 2013, approximately 12% of the Company's cash and cash equivalents were held by certain non-U.S. subsidiaries, principally a Canadian and UK entity, as well as being denominated in foreign currencies, principally Canadian dollars and British pounds. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries, because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.
The following table summarizes the net cash (used in) provided by the major categories of the Company's consolidated statements of cash flows for the indicated periods:

	Nine Months Ended
	September 30,
	2013	2012	Change

Operating Activities	$777	$1,182	$(405)
Investing Activities	(4,928)	(4,577)	(351)
Financing Activities	(7,349)	(6,904)	(445)
Operating Activities
For the first nine months of 2013, the Company provided $0.8 million net cash from operating activities, which was a $0.4 million decrease from the comparable period in 2012. The decrease was primarily due to the decline in net income, after adjusting for non-cash items and an increase in income tax payments, partially offset by a decrease in net working capital requirements.
Investing Activities
For the first nine months of 2013, the Company used $4.9 million net cash in investing activities which was a $0.4 million increase from the comparable period in 2012. The increase was primarily due to the higher capital expenditures.
Financing Activities
For the first nine months of 2013, the Company used $7.3 million net cash in financing activities or $0.4 million more cash as compared to the comparable period in 2012 primarily due to the repayment of 2012 borrowings in 2013 partially offset by the reduction in cash dividend payments during the first nine months of 2013. The Company accelerated the payment of the first quarter 2013 cash dividend into December 2012.

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

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of September 30, 2013 is not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. At September 30, 2013 the Company had no outstanding borrowings.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date to provide reasonable assurance that information reported in this Form 10-Q Report is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting during the Company's third quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
As reported in the Form 8-K filed by the Company on September 25, 2013, the Company and Robert J. Giorgio, Executive Vice President, executed a Third Amendment to Mr. Giorgio’s Employment Agreement which extended the term of his employment to September 30, 2013.  Mr. Giorgio retired on September 30, 2013 and his employment as an executive officer of the Company ended on that date.

Item 6.    Exhibits
The list of exhibits in the Index to Exhibits to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDI Corp.
Date:	November 1, 2013	By:	/s/ Robert M. Larney
Robert M. Larney
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1*	Offer Letter dated July 23, 2013 from CDI Corporation to William J. Wasilewski.
10.2*	Employment Agreement between CDI Corporation and William J. Wasilewski effective August 19, 2013.
10.3*	Third Amendment to Employment and Consulting Agreement between CDI Corporation and Robert J. Giorgio executed on September 19, 2013.
10.4*	Form of 2013 Executive Incentive Program Overview distributed to executive officers.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes a management contract or compensatory plan or arrangement.

**
Pursuant to Regulation S-T, these interactive data files are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.