Form 10-K
period 2013-12-31
CDI CORP
filed 2014-03-06
CIK 18396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
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
Large accelerated filer     ☐                    Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ YES ☒ NO
As of June 30, 2013, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $204.3 million computed by reference to the reported price at which the common equity was last sold on the New York Stock Exchange on June 28, 2013, which was the last business day of the registrant's most recently completed second fiscal quarter.
The number of shares outstanding of each of the registrant's classes of common stock as of February 27, 2014 was as follows:

Common stock, $0.10 par value Class B common stock, $0.10 par value	19,500,263 Shares None

Documents Incorporated By Reference
Portions of the registrant's definitive proxy statement for its 2014 annual meeting of shareholders (to be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year end of December 31, 2013) are incorporated by reference into Part III of this Form 10-K.

CDI CORP.

Caution Concerning Forward–Looking Statements
This report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategies for growth and future financial results (such as revenue, gross profit, operating profit, cash flow, and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by clients in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our clients' capital projects or the inability of our clients to pay our fees; the inability to successfully execute on our strategic plan or recently-announced realignment; the termination of a major client contract or project; delays or reductions in U.S. government spending; credit risks associated with our clients; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on client contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about some of these and other risks and uncertainties may be found in our filings with the SEC, particularly in the “Risk Factors” section in Part I, Item 1A of this Form 10-K Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context otherwise requires, all references herein to “CDI,” the “Registrant,” the “Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART I.

Item 1.    Business

General
CDI Corp. (NYSE:CDI) is an integrated engineering and technology services organization providing differentiated, client-focused solutions in select global industries.

In December 2013, the Company announced that it will undertake a corporate realignment in the first quarter of 2014 to organize its business efforts more clearly into engineering and staffing services, which is expected to improve operational effectiveness and further optimize the Company's cost structure. See Note 5 - Restructuring and Other Related Costs in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report.

Services
CDI provides a range of integrated engineering and technology solutions and professional staffing services through an organizational platform focused on services offered to clients, geographic markets that reflect its clients' growth plans and select industries that are aligned with the Company's core capabilities. The Company's reporting segments are as follows:

•
Global Engineering and Technology Solutions (GETS) - GETS provides engineering and information technology solutions for its clients that involve the production of deliverable work products or services performed at a CDI facility or at a client's facility under the supervision of CDI personnel. These solutions typically include analysis of a client's engineering or information technology needs and the development of a solution that generally ranges in duration from several months to multiple years. Depending on the industry, engineering services can include such functions as feasibility studies, technology assessment, conceptual design, cost estimating, preliminary design, execution planning, procurement optimization, detailed design, testing and validation of regulatory compliance, technology integration and operating and maintenance support. Information technology services can include assessments, execution of business application services, web development, service-desk support, quality assurance and testing and program management. GETS provides these solutions through a delivery model consisting of: centers of excellence, with concentrated skill sets required for larger, more complex projects; regional centers to service local needs of clients; client-centered offices to deliver site-specific services; and near-shore centers to leverage low-cost design resources.

•
Professional Services Staffing (PSS) - PSS provides skilled technical and professional personnel to its clients for discrete periods of time to augment the client's workforce in times of project, seasonal, peak period or business cycle needs. These engagements can range from several months to multiple years in duration. PSS also provides permanent placement services. PSS provides professional staffing services to targeted industries that include managed services and managed staffing programs, functional staffing outsourcing and business advisory services. PSS provides these services through a delivery model that provides global staffing delivery focused on select engineering and technology skill sets and competencies.

•
Management Recruiters International (MRI) - MRI is a global franchisor that does business as MRINetwork® and provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their clients. The MRI franchisees provide permanent placement services primarily under the brand names Management Recruiters®, Sales Consultants® and OfficeMates 5®. MRI also provides training and support, implementation services and back-office services to enable franchisees to pursue contract staffing opportunities.

The Company derives most of its revenue by providing these services to large and mid-sized companies located primarily in the United States (U.S.), Canada and the United Kingdom (UK).

Business Strategy
The Company's strategic growth plan includes focusing on high-potential growth opportunities in a discrete number of priority industries and selective expansion of the Company's geographic footprint to meet the global needs of the Company's core clients.

Key elements of the Company's strategic growth plan are as follows:

•	Continue development of the client engagement model that is designed to build deeper and more strategic client relationships in targeted industries across the portfolio of CDI services.

•	GETS will continue to focus on effectively delivering value-added engineering and information technology solutions services to the Company's clients.

•	PSS will continue to provide global talent sourcing and delivery.

•	Continue to prioritize investments in strategic industry verticals.

Other Information
The Company was incorporated in Pennsylvania on July 30, 1985. It is the successor registrant to CDI Corporation, which was incorporated in Pennsylvania on September 16, 1950.

Clients/Markets
The Company's clients consist primarily of: multi-national, national and regional companies; and U.S. Federal, state and local governments. The Company seeks to expand its service offerings of engineering and technology solutions as well as professional staffing within the Oil, Gas and Chemicals, Aerospace and Industrial Equipment, and Hi-Tech industries. The Company also does significant business in other industries, including the U.S. defense, infrastructure, transportation and financial services industries. Revenue from one client, International Business Machines Corporation (IBM), accounted for approximately 19% of total CDI consolidated revenue in 2013.

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

MRI's revenue includes franchising revenue that consists of royalties and initial franchise fees. MRI receives royalty fees based on a percentage of the franchisee's permanent placement fees and any other revenue collected. New franchise agreements generally have a term of 10 to 15 years. Individual franchises may be acquired by qualified candidates both in the U.S. and internationally. The domestic pricing structure includes an initial fee and a royalty rate schedule.

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

Safeguards-Business, Disaster and Contingency Planning
CDI has a number of safeguards that seek to protect the Company from various system-related risks. Given the significant amount of data generated in the Company's key processes, including client-related projects, recruiting, payroll, and client invoicing, CDI has implemented redundant system processing capabilities designed to limit risk related to hardware failure. Additionally, CDI utilizes a third-party backup facility to periodically store critical data off-site in the event of a catastrophic issue at the primary location. CDI maintains and annually tests its Information Technology Disaster Recovery Plan for its core systems and associated data.

Employees
As of December 31, 2013, CDI had approximately 900 staff employees. In addition, CDI had approximately 9,000 employees and other workers engaged as billable personnel. The number of billable employees and other workers varies in relation to the number of projects and assignments in progress at any particular time.

Access to Company Information
CDI maintains a website at www.cdicorp.com and makes available free of charge on that website (under the “Investor Relations” tab) the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q,current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after CDI electronically files these materials with, or furnishes them to, the Securities and Exchange Commission. Also available on CDI's website are the Company's Corporate Governance Principles, Code of Conduct and the charters for the Audit Committee, Compensation Committee, Finance Committee, Executive Committee and Governance and Nominating Committee. The information contained on CDI's website, or on other websites linked to CDI's website, is not part of, or incorporated in, this Form 10-K Report.

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

Our staffing businesses earn revenue when qualified candidates accept open positions with potential employers. These employers may postpone or cut back on hiring in an effort to cut costs, particularly during economic downturns. In addition, during periods of high unemployment, candidates may be less likely to take the risk of seeking new employment, creating a lack of qualified candidates. Both of these events could have a material adverse effect on our financial and operating performance.

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

Our revenue is subject to uncertainties and cyclicality. Our results of operations depend on, among other factors, new contract awards and contract renewals, and the selection process and timing for performing these contracts are subject to contingencies beyond our control. In addition, our client contracts and arrangements may be adjusted, canceled or suspended by our clients, in most cases on short notice.
A significant portion of our revenues is directly or indirectly derived from awards of long-term contracts. It is difficult to predict whether and when we will receive such awards due to the typically lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, clients' financing arrangements and governmental approvals. Because a meaningful portion of our revenue is generated from these contracts, CDI's results of operations and cash flows can fluctuate from quarter to quarter depending on the timing of contract awards and contract renewals.

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

If we are not able to successfully execute on our recently-announced realignment, our business and results of operations would be adversely affected.
In December 2013, CDI announced that it will undertake a corporate realignment in 2014 to organize its business efforts more clearly into engineering and staffing services, in an effort to improve organizational effectiveness and to optimize the company’s cost structure. If we are unable to successfully execute any or all of the initiatives in our corporate realignment, our revenues, operating results and profitability may be adversely affected. Even if we successfully implement these plans, we cannot guarantee that our revenue, operating results and profitability will improve.

The loss of one or more major clients could have a material adverse effect on our financial results.
The loss of one or more major clients or projects, or a significant decrease in the volume of business that we receive from such major clients or projects could have a material adverse effect on CDI's financial condition and results of operations. Revenue from one client, IBM, accounted for approximately 19% of total CDI consolidated revenue in 2013. Our current contract with IBM was extended at the end of 2011, with a new three-year term, but is subject to termination by IBM with or without cause at any time.

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

Contracts with the U.S. Federal Government, for example, are subject to the uncertainties of Congressional funding. In recent years, automatic budget cuts under sequestration and partial government shutdowns have resulted in the disruption of ongoing programs, facilities closures and personnel reductions in the defense sector and have had adverse consequences to our U.S. Government business.

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
In connection with certain of our project outsourcing services, the Company engineers and performs services in various types of facilities, including major industrial facilities, where accidents or system failures can be disastrous. CDI also provides engineering and related services in connection with major products such as aircraft engines and naval ships. Any catastrophic occurrences in excess of insurance limits relating to locations or products which are engineered by CDI or locations where our services are performed could result in significant professional liability, product liability, warranty and other claims against us. Furthermore, the project outsourcing services CDI provides expose us to additional risks, including equipment failures, personal injuries, property damage and unforeseen engineering, architectural and environmental problems, each of which could significantly impact our performance and materially impact our financial statements.

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

In addition, some contracts may require our clients to provide us with design or engineering information or with equipment or materials to be used on the project. In some cases, the client may provide us with deficient design or engineering information or equipment, or may provide the information or equipment to us later than required by the project schedule. The client may also determine, after commencement of the project, to change various elements of the project. We are subject to the risk that we might be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred due to client requested change orders or failure by the client to timely provide required items. A failure to obtain adequate compensation for these matters could require CDI to record an adjustment to amounts of revenue and gross profit that were recognized in prior periods. Any such adjustments could have a material adverse effect on our results of operations and financial condition.

We are subject to many different laws and regulations. The failure to comply with those laws and regulations could result in significant fines and penalties being imposed on CDI, harm to our reputation, loss of business and other adverse consequences. Changes in laws and regulations could also result in loss of business and increased costs.
Many U.S., state, local and foreign laws and regulations govern and impact the business, operations and employees of CDI. These laws and regulations are often complex. CDI's policies mandate compliance with all applicable laws and regulations, and we maintain a compliance program and provide employees with training, guidelines and information about applicable laws and regulations. CDI has controls and procedures in place that are designed to detect and prevent legal violations and errors and misconduct by employees. However, these policies, programs, controls and procedures cannot provide assurance that employees or agents of CDI will not violate any laws or regulations. Government regulatory agencies can investigate CDI's compliance with laws and regulations and, if they believe there have been violations, can seek to impose significant fines and penalties (both civil and criminal) on us. Recent laws, such as the Dodd-Frank Act, increase the rewards for whistleblowing and could result in more claims of violations and in more government investigations. Compliance with laws and regulations, and responding to government investigations, even when no violations have occurred, can entail significant costs and expenses. If violations are alleged or found, CDI's reputation could be materially damaged for a considerable period of time, which in turn could directly or indirectly result in a loss of business for CDI. Clients and potential clients could decide to discontinue doing business with us, to decrease the amount of business they do with us or to not award new business to us. In some cases, we could be suspended or debarred from government contract work. Our senior management may be required to devote a significant amount of time to repairing the relationship with any client that decides to discontinue or decrease its business with CDI, thereby decreasing the amount of time senior management is able to devote to other facets of our business.

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

If we violate a law or regulation, fail to comply with a contractual or other requirement or do not satisfy an audit, a variety of penalties can be imposed, including monetary damages and criminal and civil penalties. In addition, our government contracts could be terminated, CDI could be suspended or debarred from government contract work, or payment of our costs could be disallowed. Any of these actions could harm CDI's reputation and could have a material adverse impact on our business, financial condition and results of operations.

CDI's business is also subject to licensing in many states and in certain foreign countries. There can be no assurance we will continue to obtain all necessary government licenses or that the cost of compliance with the licensing rules will not prove to be material in the future. Any failure to comply with licensing requirements, or any increase in the cost of compliance, could materially and adversely impact us.

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
On November 30, 2012, CDI entered into a credit agreement with Bank of America, N.A. under which we have access to a $75.0 million revolving line of credit facility (the “Credit Facility”) that terminates in November 2017. The terms of the Credit Facility include, among other provisions, specific limitations (subject to various exceptions) on creating liens on our assets, incurring indebtedness, making acquisitions and other investments, and disposing of assets other than in the ordinary course of business. Additionally, the Credit Facility requires CDI to maintain certain financial covenants, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The failure to comply with any of these covenants would cause a default under the Credit Facility. A default, if not waived or cured, could cause CDI's debt under the Credit Facility to become immediately due and payable. In such a situation, we may not be able to repay the debt or borrow sufficient funds to refinance the debt, and even if new financing is available, it may not be on terms acceptable to us. Additionally, if we need to obtain a waiver under the Credit Facility or if we seek other financing, if available, our cost of borrowing could significantly increase and we could face more restrictive covenants. This could materially and adversely affect CDI's results of operations and financial condition.

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

Although CDI generally finances much of its operations using cash provided by operations, at times we depend on the availability of credit to support our working capital needs, grow our business and to help fund business acquisitions. The state of the global credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of debt securities. There is no guarantee that CDI will be able to renew the Credit Facility on terms as favorable as those in the existing facility, and if we are unable to do so, CDI's costs of borrowing and our business may be materially adversely affected.

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
In conducting its business, CDI pays a number of payroll-related costs and expenses, including unemployment taxes, workers' compensation and medical coverage for its personnel. Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment. Workers' compensation costs may increase in the future if states raise benefit levels and liberalize allowable claims. CDI maintains insurance relating to its exposure for losses associated with workers' compensation and medical coverage for its personnel, but this insurance coverage is subject to deductibles. We have established reserves for workers' compensation and medical coverage claims based on historical loss statistics and periodic independent actuarial valuations. While we believe that our assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially and adversely affect our future financial results. Our future earnings could also be materially and adversely affected if we are not able to increase the fees charged to clients to absorb the increased costs related to unemployment insurance, workers' compensation and medical benefits. In addition, our future earnings could also be materially and adversely affected by future cost increases for these programs.

Recent health care reform could increase the costs of CDI's staffing business.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Acts”) were signed into U.S. law. The Health Care Acts represent comprehensive health care reform legislation that, in addition to other provisions, will require that we provide a minimum level of health care coverage to our temporary employees in the U.S. or incur penalties. Although we intend to pass through increased costs to our clients, there can be no assurance that we will be able to raise the fees charged to our clients in a sufficient amount to cover the increased costs. Since certain significant provisions of the Health Care Acts affecting employers’ obligations will not become effective until 2015, we cannot yet determine the impact of the Health Care Acts on us, but the financial impact on our business, our profit margins and the demand for our staffing services could be significant.

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
The efficient operation of CDI's business is dependent on computer hardware and software systems. Information systems are inherently vulnerable to security breaches by computer hackers and cyber terrorists. Our defense and energy businesses may make CDI a target for cyber attacks. Cybersecurity attacks are evolving and include malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. We have devoted and will continue to devote significant resources to the security of our computer systems. We rely on industry-accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not always be adequate to properly prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could materially and adversely affect our business and results of operations. We maintain insurance to cover certain of these cybersecurity risks, but that insurance is subject to limits and self-insured retentions.

Improper disclosure of employee and client data could result in liabilities and harm CDI's reputation.
CDI's business involves the use, storage and transmission of information about its employees, candidates, clients and franchisees. The protection of such information, as well as CDI data, is critical to us. We have established policies and procedures to help protect the security and privacy of this information. However, the regulatory environment surrounding information security and personal data privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Privacy breaches may require notification and other remedies which can be costly and which may have other serious adverse consequences for our business, including regulatory penalties and fines and oversight by state or federal regulatory agencies.

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
CDI outsources certain payroll, employee benefits administration, information technology and other back-office functions to companies that specialize in performing those services. The failure of such outside service providers to adequately perform such services could have a material adverse effect on our business and operations. Such third parties may also face risks relating to cybersecurity and possible breaches of data privacy laws which are similar to those risks described above for CDI. We seek to reduce those risks by requiring audits of the relevant third parties' information technology processes or by performing other due diligence inquiries regarding such processes, but there can be no assurance that such parties will not experience cybersecurity or data privacy breaches which could adversely affect our employees, clients and business.

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
Over the years there has been increasing pressure from clients on their suppliers to outsource certain areas of their businesses to lower-cost offshore locations. Many engineering and IT outsourcing and staffing companies already have or are seeking offshore solutions to support their technology and business process functions, and as a result, a significant amount of domestic technology and engineering project work utilizes offshore capabilities as alternatives to domestic resources. CDI has established lower-cost outsourcing centers and has partnered with offshore companies to provide additional lower cost options to its clients. In connection with our strategic growth plan, we are seeking to expand our service delivery capabilities outside the U.S. Conducting business through offshore arrangements entails additional compliance and regulatory issues and may result in additional costs to CDI. CDI's partnering arrangements are subject to our ability to maintain good working relationships with our foreign partners and on our partners' ability to fulfill their obligations under our agreements with them. Changes in the supply and demand for offshore personnel with the training to perform the engineering and IT services sought by CDI's clients, as well as other factors affecting offshore labor costs, could raise CDI's costs, which would put pressure on our margins. Also, other offshore solution providers could develop direct relationships with CDI's clients resulting in a significant loss of CDI's market share and revenue.

Foreign currency fluctuations, weak foreign economies and unfavorable political developments in connection with CDI's international operations could harm our financial condition.
CDI's international operations are important to our business, and we expect that they will account for an increasing portion of our total revenue as we continue to implement our growth strategy. CDI's reported financial condition and results of operations are exposed to the effects (both positive and negative) of fluctuating exchange rates. CDI's exposure to foreign currency fluctuations currently relates primarily to operations denominated in Canadian dollars and British pounds sterling. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as our investment in the net assets related to these operations. CDI has at times in the past (including in 2013) engaged, and may in the future engage, in hedging activities with respect to certain of its foreign operations.

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
From time to time, various types of legal claims arise in connection with the ordinary conduct of our business. Employees of CDI may make a variety of claims including workplace injury claims and employment-related claims such as discrimination, harassment, and wage and hour claims. Since CDI's staffing business involves employing a large number of individuals on a temporary basis and placing them in client workplaces where we have limited ability to control the workplace environment, these types of claims may arise more frequently in those business operations. CDI's clients may also make claims based on our alleged failure to perform in accordance with contract requirements. Since our project business often involves responsibility to produce specified deliverables, these types of claims may arise more frequently in those business operations. Clients in the staffing business may allege claims based on the conduct of staffing employees assigned to the client's worksite. In addition, CDI is subject to possible government claims or fines for violations of various laws.

Disasters could interfere with CDI's ability to operate its business. Certain of our offices and clients operate in areas that may be impacted by severe weather conditions.
Various types of natural or man-made disasters could interfere with CDI's continued ability to operate its business normally. For example, our ability to protect our data centers and information systems against damage from fire, power loss, telecommunications failure and other disasters is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large databases and periodically expand and upgrade our capabilities. Any damage to our data centers or any failure of our telecommunication links that interrupts our operations or results in an inadvertent loss of data could materially and adversely affect our ability to meet our clients' needs and their confidence in utilizing CDI for future services. While we have developed various backup plans, disaster recovery plans and a business continuity plan, there can be no assurance that we would be able to continue to operate our business smoothly in the face of certain natural or man-made disasters. Such business interruptions could materially and adversely affect our financial results and future prospects.

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
CDI has pursued and continues to pursue acquisitions as an element of its growth strategy, but we cannot provide assurances that we will be able to locate suitable acquisitions or that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that such transactions will be successful. Adverse changes in the credit markets may make it more difficult and costly to finance acquisitions. Acquisitions involve a number of risks, including the diversion of management's attention from its existing operations, the failure to retain key personnel or clients of an acquired business, the failure to realize anticipated benefits, such as cost savings and revenue enhancements, the potentially substantial transaction costs associated with acquisitions, the assumption of unknown liabilities of the acquired business, and the inability to successfully integrate the business within CDI. Potential impairment could result if we overpay for an acquisition. There can also be no assurance that any past or future acquired businesses will generate anticipated revenues or earnings.

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
CDI sometimes enters into fixed-price contracts with clients, primarily for engineering project services. Revenue recognized under fixed-price contracts accounted for less than 5% of 2013 consolidated revenue. Under these fixed-price contracts, prices are established based on cost and scheduling estimates, which in turn are based in part on assumptions about the prices and availability of skilled personnel, equipment and materials. If our price estimates for a particular project prove to be inaccurate, if there are errors or ambiguities as to contract specifications, or if there are unanticipated technical problems, then cost overruns may occur, and we could experience reduced profits or a loss for that project. Cost overruns may also be caused by changes in the scope of the project after the contract has been entered into or by a failure of the parties to adequately define and agree upon the entire scope of the project at inception. In those cases, there may be disputes between the parties over who should pay for the cost overruns. We will attempt to negotiate change orders to recover the additional costs, but there can be no assurance that we will be successful in these negotiations with our clients. In general, fixed-price contracts can offer greater profit potential but also entail more inherent risk both in terms of possible financial losses and the potential for significant disputes with clients than contracts containing pricing on a time-and-materials basis.

A charge for impairment of goodwill or other intangible assets could have a material adverse effect on our reported results of operations.
We are required to test the goodwill and other indefinite-lived intangible assets carried on our consolidated balance sheets for possible impairment on an annual basis based upon a fair value approach. As of December 31, 2013, CDI had $77.4 million of goodwill and other intangible assets, representing 19.1% of our total assets of $405.8 million.

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
When we prepare our financial statements, we estimate our income tax liabilities with respect to the various jurisdictions in which we do business. Significant judgment is required in determining the provision for income tax liabilities in our financial statements and in forecasting our effective income tax rate in a given period. The provision for income taxes and tax liability in the future could be materially and adversely affected by numerous factors, including changes in tax laws, regulations or accounting principles, changes in the valuation of deferred tax assets and liabilities and audits by taxing authorities. We may not be able to generate sufficient profits in the future to realize the benefit of our net deferred tax assets.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties

The Company maintains major facilities in the following locations, all of which are leased:

Segment	Location	Description

Corporate	Philadelphia, Pennsylvania	Executive offices
Corporate/GETS/MRI	Philadelphia, Pennsylvania	Corporate offices/Engineering center/MRI offices
GETS	Ebensburg, Pennsylvania	Engineering center
GETS	Baton Rouge, Louisiana	Engineering center
GETS	Cincinnati, Ohio	Engineering center
GETS	Houston, Texas	Engineering center
Corporate/GETS	Cross Lanes, West Virginia	Shared services center/Hi-Tech service-desk operations

Additionally, each reporting segment maintains numerous other active facilities and locations under operating lease agreements. Most of the leased space is devoted to engineering design, recruiting, administrative and back-office functions, sales and marketing. Most of these facilities are leased for terms ranging from three to ten years. The Company believes that its facilities are adequate to meet its current and near-term needs.

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

Item 4.    Mine Safety Disclosures
Not Applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Shares of CDI’s common stock are traded on the New York Stock Exchange under the trading symbol “CDI”. The high and low sales price per share of the Company’s common stock for each quarter during the last two years are shown in the table below, together with dividend information for each period.

	High	Low	Cash Dividends

2013
First quarter	$17.83	$16.02	$—
Second quarter	17.28	13.35	0.13
Third quarter	16.45	13.36	0.13
Fourth quarter	19.19	14.95	0.13
2012
First quarter	18.25	13.36	0.13
Second quarter	18.61	14.75	0.13
Third quarter	17.99	15.55	0.13
Fourth quarter	18.00	14.98	0.26

Dividends
Cash dividends have been paid quarterly during the past two years. During December 2012, the Company accelerated the payment of the first quarter 2013 dividend typically paid in March in the amount of $0.13 per share to holders of record as of the close of business on December 14, 2012. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s earnings, cash flows, financial condition and capital requirements. The Company maintains a Credit Agreement with Bank of America, N.A. that limits the Company with respect to, among other things, making dividend payments that immediately after giving effect thereto, cause or continue to cause an event of default, as that term is defined in the Credit Agreement. See Item 7, Liquidity and Capital Resources, for a further description of the restrictions under the Credit Agreement.

Shareholders
As of February 26, 2014, there were 360 shareholders of record of the Company’s common stock. A single record shareholder account may however represent multiple beneficial owners, including holders of shares in street name accounts. Including those multiple beneficial owners, the Company estimates that the total number of shareholders of the Company’s common stock on February 26, 2014 was approximately 4,000. See Part III, Item 12 and Note 7—Share-Based Compensation, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report, for information relating to securities authorized for issuance under the Company’s equity compensation plans.

Comparative Stock Performance
The following graph sets forth the cumulative total shareholder return (assuming an investment of $100 on December 31, 2008 and the reinvestment of any dividends) for the last five fiscal years on: CDI stock, the Standard & Poor's (S&P) 500 Index, and CDI's peer group.

CDI's peer group (Peer Group) is comprised of the following companies: AECOM Technology Corp.; Chicago Bridge & Iron Company N.V.; CIBER, Inc.; Computer Task Group, Inc.; Heidrick & Struggles International, Inc.; Jacobs Engineering Group, Inc.; Kforce, Inc.; Korn/Ferry International; ManpowerGroup, Inc.; and Robert Half International, Inc.

	December 31,
	2008	2009	2010	2011	2012	2013

CDI Corp.	$100.00	$104.96	$155.76	$120.28	$155.00	$172.11
S&P 500 Index - Total Return	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	165.94	220.27	163.00	156.38	227.72

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
None.

Purchases of Equity Securities by the Issuer
The Company did not repurchase any of the Company’s common stock during the quarter ended December 31, 2013.

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

	Year ended December 31,
	2013	2012	2011	2010	2009

Earnings Data:
Revenue	$1,087,859	$1,104,958	$1,059,803	$926,289	$884,950
Net Income (loss) (1), (2), (3), (4), (5), (6)	$12,948	$19,433	$15,000	$(10,814)	$(19,919)
Income (loss) attributable to the noncontrolling interest	$64	$317	$167	$44	$(17)
Net income (loss) attributable to CDI	$12,884	$19,116	$14,833	$(10,858)	$(19,902)

Earnings (loss) per common share:
Basic	$0.66	$0.99	$0.77	$(0.57)	$(1.05)
Diluted	$0.65	$0.97	$0.77	$(0.57)	$(1.05)
Weighted-average shares outstanding - Basic	19,442	19,344	19,144	19,015	18,932
Weighted-average shares outstanding - Diluted	19,739	19,745	19,356	19,015	18,932

Cash dividends paid per common share	$0.39	$0.65	$0.52	$0.52	$0.52

Balance Sheet Data:
Total assets	$405,807	$400,705	$392,516	$398,511	$375,034
Long-term obligations	$17,397	$16,717	$15,524	$15,496	$12,945
Total equity	$285,174	$279,780	$267,031	$258,927	$274,896

(1)	In 2013, the Company recorded a $5.7 million charge to operations related to the 2013 Restructuring Plan announced in December 2013.

(2)	In 2013, the Company recorded a $3.3 million benefit to operations related to the settlement of legal claims pursued by the Company.

(3)	In 2013, the Company recorded a $1.8 million benefit to operations related to the reduction of an acquisition-related earnout liability.

(4)	In 2011, the Company recorded a $8.1 million charge to operations related to the strategic plan announced in December 2011.

(5)	In 2011, the Company recorded a $9.7 million benefit to operations related to the successful legal appeal to reduce a fine imposed by the United Kingdom Office of Fair Trade.

(6)	In 2010, the Company recorded a $8.3 million goodwill impairment charge related to its CDI AndersElite Limited business.

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

Executive Overview
Business Overview
CDI is an integrated engineering and technology services organization providing differentiated, client-focused solutions in select global industries. The Company provides engineering and information technology solutions and staffing services to clients in the Oil, Gas and Chemical (OGC), Aerospace and Industrial Equipment (AIE), and Hi-Tech industry verticals as well as in "Other" industry verticals that primarily include the infrastructure, U.S. defense, transportation and financial services industries.
The Company operates through its three reporting segments: Global Engineering and Technology Solutions (GETS), Professional Services Staffing (PSS) and Management Recruiters International (MRI). GETS provides engineering and information technology solutions for its clients that involve the production of deliverable work products or services performed at a CDI facility or at a client's facility under the supervision of CDI personnel. PSS provides skilled technical and professional personnel to its clients for discrete periods of time to augment the client's workforce in times of project, seasonal, peak period or business cycle needs. MRI is a global franchisor that provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their clients.
The Company's strategic growth plan includes focusing on high-potential growth opportunities in the strategic industry verticals and selective expansion of the Company's geographic footprint to meet the global needs of the Company's core clients.
The Company's results of operations can be affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence. There continues to be economic uncertainty in some of the markets where we operate. The Company will continue to monitor this uncertainty to position itself to respond to changing conditions.
Fiscal Year 2013 Overview

Revenue in 2013 decreased by $17.1 million or 1.5% as compared to 2012 due to decreases in all three segments, primarily MRI. Gross profit decreased by $12.8 million and gross profit margin decreased to 19.0%, primarily due to a shift in mix to lower margin business within GETS and PSS and a decrease in MRI business. Operating profit in 2013 was $20.9 million as compared to $32.3 million in 2012, primarily reflecting the decrease in gross profit. Net income attributable to CDI was $12.9 million in 2013 as compared to $19.1 million in 2012.
In December 2013, the Company announced that it will undertake a corporate realignment in the first quarter of 2014 (the “2013 Restructuring Plan”) to improve operational effectiveness and further optimize the Company's cost structure. In the fourth quarter of 2013, the Company recorded a charge of $5.7 million to "Restructuring and other related costs" in the consolidated statement of operations. Implementation of the 2013 Restructuring Plan is expected to be completed during 2014 and include additional charges of approximately $1 million to $3 million in 2014 related to the consolidation of facilities.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations
Fiscal Year 2013 versus 2012

Consolidated Results of Operations

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for 2013 and 2012:

	2013		2012		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$321,289	29.5%	$325,046	29.4%	$(3,757)	(1.2)%
PSS	708,598	65.1	710,268	64.3	(1,670)	(0.2)
MRI	57,972	5.3	69,644	6.3	(11,672)	(16.8)
Total Revenue	$1,087,859	100.0	$1,104,958	100.0	$(17,099)	(1.5)
Gross profit	$206,641	19.0	$219,409	19.9	$(12,768)	(5.8)
Operating and administrative expenses (1), (2)	$180,009	16.5	$187,143	16.9	$(7,134)	(3.8)
Restructuring and other related costs (3)	$5,716	0.5	$—	—	$5,716	NM
Operating profit	$20,916	1.9	$32,266	2.9	$(11,350)	(35.2)
Net income attributable to CDI	$12,884	1.2	$19,116	1.7	$(6,232)	(32.6)
Cash flow provided by operations	$16,100		$37,137		$(21,037)	(56.6)
Effective income tax rate	37.3%		39.3%
Pre-tax return on net assets (4)	8.8%		13.8%

(1)	In 2013, the Company's GETS segment recorded a $3.3 million benefit related to the settlement of legal claims pursued by the Company.

(2)	In 2013, the Company's GETS segment recorded a $1.8 million benefit related to the reduction of an acquisition-related earnout liability.

(3)	In 2013, the Company recorded a $5.7 million charge related to the 2013 Restructuring Plan announced in the fourth quarter of 2013.

(4)
Income before income taxes for the year, divided by the average net assets at the beginning and end of the year for the prior 12 consecutive months. Net assets include total assets minus total liabilities excluding cash and cash equivalents, income tax accounts and debt.

NM–Not meaningful.
Revenue decreased in all three segments in 2013 as compared to 2012, primarily MRI. MRI revenue decreased due primarily to a decline in contract staffing revenue. The revenue decline in GETS was predominantly attributable to reduced spending by the Federal Government due to the sequestration and reduced spending by state and local governments on infrastructure engineering activities in the "Other" industry verticals, partially offset by strong growth in the OGC industry vertical. PSS revenue declined slightly, primarily due to decreased demand by a large client in the Hi-Tech industry vertical that is attributed to a reduction in their business, decreases in AIE and the "Other" industry verticals, partially offset by strong growth in the OGC industry vertical.
Gross profit dollars decreased in 2013 as compared to 2012 due primarily to the decrease in higher margin business in GETS as a result of reduced Federal, state and local government spending, a shift in mix to lower margin business in PSS and lower contract staffing and permanent placement revenue in MRI. Gross margin decreased primarily due to the shift in mix to lower margin business within GETS and PSS and the higher rate of decline in MRI business.
Excluding the impact of the 2013 Restructuring Plan and settlement of legal claims, operating profit decreased in 2013 primarily due to reduced gross profit partially offset by a reduction in variable operating expenses.
The effective income tax rate for both periods was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit had been recognized and reductions to deferred tax assets for stock-based compensation grants that expired with no corresponding tax benefit. The 2013 rate was favorably impacted by federal employer tax credits and a reduction in the reserve for uncertain tax positions.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses increased to $25.4 million for 2013 from $24.2 million for 2012. Corporate expenses in 2013 included $1.0 million related to the 2013 Restructuring Plan. Excluding the impact of the 2013 Restructuring Plan, corporate expenses increased slightly in 2013 as compared to 2012.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Global Engineering and Technology Solutions (GETS)

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS in 2013 and 2012:

	2013		2012		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$122,478	38.1%	$110,931	34.1%	$11,547	10.4%
Aerospace and Industrial Equipment (AIE)	74,729	23.3	72,349	22.3	2,380	3.3
Hi-Tech	30,409	9.5	32,829	10.1	(2,420)	(7.4)
Other	93,673	29.2	108,937	33.5	(15,264)	(14.0)
Total revenue	321,289	100.0	325,046	100.0	(3,757)	(1.2)
Cost of services	231,488	72.0	231,328	71.2	160	0.1
Gross profit	89,801	28.0	93,718	28.8	(3,917)	(4.2)
Operating and administrative expenses (1), (2)	62,519	19.5	67,993	20.9	(5,474)	(8.1)
Restructuring and other related costs (3)	2,132	0.7	—	—	2,132	NM
Operating profit	$25,150	7.8	$25,725	7.9	$(575)	(2.2)

(1)	In 2013, the Company's GETS segment recorded a $3.3 million benefit related to the settlement of legal claims pursued by the Company.

(2)	In 2013, the Company's GETS segment recorded a $1.8 million benefit related to the reduction of an acquisition-related earnout liability.

(3)	In 2013, the Company's GETS segment recorded a $2.1 million charge related to the 2013 Restructuring Plan announced in the fourth quarter of 2013.
NM–Not meaningful.

Revenue decreased in 2013 as compared to 2012 primarily due to the decrease in "Other" industry verticals offset partially by growth in the OGC industry vertical. Revenue in the "Other" industry verticals decreased primarily due to reduced spending by the Federal Government due to the sequestration and reduced spending by state and local governments on infrastructure engineering activities. The increase in OGC revenue was driven by increased demand from existing refinery and transportation clients. AIE revenue growth was primarily due to growth in the commercial aviation industry, partially offset by reduced government agency and defense spending. Hi-Tech revenue decreased in 2013 as compared to 2012 due primarily to decreased demand from existing clients.

Gross profit dollars and margin decreased primarily due to the decline in higher margin data acquisition and analysis solutions, infrastructure engineering activities and Federal Government activities.

Excluding the impact of the reduction of the earnout liability and the settlement of legal claims, operating and administrative expenses decreased slightly in 2013 as compared to 2012.

Excluding the impact of the claims settlement, 2013 Restructuring Plan and earnout liability reduction, the decrease in operating profit in 2013 compared to 2012 was primarily due to the decline in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Services Staffing (PSS)
The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS in 2013 and 2012:

	2013		2012		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$144,411	20.4%	$117,240	16.5%	$27,171	23.2%
Aerospace and Industrial Equipment (AIE)	74,784	10.6	84,235	11.9	(9,451)	(11.2)
Hi-Tech	277,782	39.2	291,839	41.1	(14,057)	(4.8)
Other	211,621	29.9	216,954	30.5	(5,333)	(2.5)
Total revenue	708,598	100.0	710,268	100.0	(1,670)	(0.2)
Cost of services	619,052	87.4	616,083	86.7	2,969	0.5
Gross profit	89,546	12.6	94,185	13.3	(4,639)	(4.9)
Operating and administrative expenses	74,531	10.5	73,657	10.4	874	1.2
Restructuring and other related costs (1)	2,394	0.3	—	—	2,394	NM
Operating profit	$12,621	1.8	$20,528	2.9	$(7,907)	(38.5)

(1)	In 2013, the Company's PSS segment recorded a $2.4 million charge related to the 2013 Restructuring Plan announced in the fourth quarter of 2013.
NM–Not meaningful.

Revenue decreased in 2013 as compared to 2012 driven by a decline in the Hi-Tech, AIE and "Other" industry verticals, partially offset by an increase in the OGC industry vertical. The decline in Hi-Tech revenue was primarily due to decreased demand by a large client that is attributed to a reduction in their business. AIE revenue declined primarily due to the termination of an existing client contract. Revenue in "Other" industry verticals decreased due primarily to the impact of the completion of a long-term project for a client in the financial services industry. OGC revenue growth was primarily due to increased demand for pipeline-related inspection, maintenance and site services.

Gross profit dollars and margin decreased in 2013 as compared to 2012 primarily due to a shift in mix to lower margin business and a reduction of permanent placement revenues. The shift in mix to lower margin business primarily relates to a shift in mix from higher margin non-program staffing clients to lower margin program staffing clients.

Operating and administrative expenses increased slightly during 2013 as compared to 2012.

Excluding the impact of the 2013 Restructuring Plan, operating profit declined primarily due to the decline in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI)

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI in 2013 and 2012:

	2013		2012		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$44,328	76.5%	$53,646	77.0%	$(9,318)	(17.4)%
Royalties and Franchise Fees	13,644	23.5	15,998	23.0	(2,354)	(14.7)
Total revenue	57,972	100.0	69,644	100.0	(11,672)	(16.8)
Cost of services	30,678	52.9	38,138	54.8	(7,460)	(19.6)
Gross profit	27,294	47.1	31,506	45.2	(4,212)	(13.4)
Operating and administrative expenses	18,530	32.0	21,305	30.6	(2,775)	(13.0)
Restructuring and other related costs (1)	215	0.4	—	—	215	NM
Operating profit	$8,549	14.7	$10,201	14.6	$(1,652)	(16.2)

(1)	In 2013, the Company's MRI segment recorded a $0.2 million charge related to the 2013 Restructuring Plan announced in the fourth quarter of 2013.
NM–Not meaningful.
Revenue decreased in 2013 as compared to 2012 due primarily to a decline in contract staffing revenue and to a lesser extent, a reduction in permanent placement royalty revenue.
Gross profit dollars decreased in 2013 as compared to 2012 due to lower contract staffing revenue and lower permanent placement royalty revenue. MRI’s gross profit margin increased in 2013 as compared to 2012 due to a change in the revenue mix as a result of the significant decline in contract staffing revenue as compared to a less significant decline in permanent placement royalty revenue.
Operating and administrative expenses decreased in 2013 as compared to 2012 primarily due to reduced commissions associated with the decline in contract staffing revenue.
Operating profit decreased in 2013 as compared to 2012 primarily due to the decline in gross profit partially offset by lower operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Fiscal Year 2012 versus 2011

Consolidated Results of Operations

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for 2012 and 2011:

	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$325,046	29.4%	$323,546	30.5%	$1,500	0.5%
PSS	710,268	64.3	667,662	63.0	42,606	6.4
MRI	69,644	6.3	68,595	6.5	1,049	1.5
Total Revenue	$1,104,958	100.0	$1,059,803	100.0	$45,155	4.3
Gross profit	$219,409	19.9	$225,301	21.3	$(5,892)	(2.6)
Restructuring and other related costs	$—	—	$8,100	0.8	$(8,100)	NM
Operating and administrative expenses (1)	$187,143	16.9	$196,826	18.6	$(9,683)	(4.9)
Operating profit	$32,266	2.9	$20,375	1.9	$11,891	58.4
Net income attributable to CDI	$19,116	1.7	$14,833	1.4	$4,283	28.9
Cash flow used in operations	$37,137		$28,002		$9,135	32.6
Effective income tax rate	39.3%		25.5%
Pre-tax return on net assets (2)	13.8%		8.7%

(1)	In 2011, the Company's PSS segment recorded a $9.7 million benefit related to the successful legal appeal of the OFT matter.

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
Operating profit in 2011 included a benefit of $9.7 million related to the successful legal appeal of the fine imposed by the United Kingdom Office of Fair Trade (the "OFT matter"), partially offset by an $8.1 million charge related to the restructuring plan announced in the fourth quarter of 2011. Excluding the 2011 impact of the OFT matter and restructuring charge, operating profit increased in 2012 primarily due to the ongoing cost savings from the 2011 restructuring plan and savings from additional cost reduction efforts.
The effective income tax rate for both periods was unfavorably impacted by losses in foreign jurisdictions for which no tax benefit had been recognized and reductions to deferred tax assets for stock-based compensation grants that expired with no corresponding tax benefit. The 2011 rate was favorably impacted by a reduction in the reserve for the OFT matter and federal income tax credits under the Hiring Incentives to Restore Employment (HIRE) Act.
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

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Global Engineering and Technology Solutions (GETS)

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for 2012 and 2011:

	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$110,931	34.1%	$99,352	30.7%	$11,579	11.7%
Aerospace and Industrial Equipment (AIE)	72,349	22.3	71,815	22.2	534	0.7
Hi-Tech	32,829	10.1	29,639	9.2	3,190	10.8
Other	108,937	33.5	122,740	37.9	(13,803)	(11.2)
Total revenue	325,046	100.0	323,546	100.0	1,500	0.5
Cost of services	231,328	71.2	226,738	70.1	4,590	2.0
Gross profit	93,718	28.8	96,808	29.9	(3,090)	(3.2)
Operating and administrative expenses (1)	67,993	20.9	81,829	25.3	(13,836)	(16.9)
Operating profit	$25,725	7.9	$14,979	4.6	$10,746	71.7

(1)	The year ended December 31, 2011 included a $4.5 million restructuring charge.

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

Excluding the impact of the 2011 restructuring charge, GETS operating profit improved due to ongoing cost savings from the 2011 restructuring plan partially offset by the decline in higher margin infrastructure engineering activities.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Services Staffing (PSS)
The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS in 2012 and 2011:

	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$117,240	16.5%	$81,771	12.2%	$35,469	43.4%
Aerospace and Industrial Equipment (AIE)	84,235	11.9	64,175	9.6	20,060	31.3
Hi-Tech	291,839	41.1	280,433	42.0	11,406	4.1
Other	216,954	30.5	241,283	36.1	(24,329)	(10.1)
Total revenue	710,268	100.0	667,662	100.0	42,606	6.4
Cost of services	616,083	86.7	572,093	85.7	43,990	7.7
Gross profit	94,185	13.3	95,569	14.3	(1,384)	(1.4)
Operating and administrative expenses (1), (2)	73,657	10.4	73,382	11.0	275	0.4
Operating profit	$20,528	2.9	$22,187	3.3	$(1,659)	(7.5)

(1)	The year ended December 31, 2011 included a $9.7 million benefit related to the successful legal appeal of the OFT matter.

(2)	The year ended December 31, 2011 included a $2.6 million restructuring charge.

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

Excluding the impact of the 2011 benefit related to the OFT matter and restructuring charge, PSS operating profit improved primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011 and savings from additional cost reduction efforts, partially offset by the decline in higher margin business.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI)

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI in 2012 and 2011:

	2012		2011		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$53,646	77.0%	$51,612	75.2%	$2,034	3.9%
Royalties and Franchise Fees	15,998	23.0	16,983	24.8	(985)	(5.8)
Total revenue	69,644	100.0	68,595	100.0	1,049	1.5
Cost of services	38,138	54.8	35,671	52.0	2,467	6.9
Gross profit	31,506	45.2	32,924	48.0	(1,418)	(4.3)
Operating and administrative expenses	21,305	30.6	23,456	34.2	(2,151)	(9.2)
Operating profit	$10,201	14.6	$9,468	13.8	$733	7.7

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
Operating profit increased in 2012 as compared to 2011 primarily due to the ongoing cost savings from the restructuring plan implemented in the fourth quarter of 2011, partially offset by lower permanent placement royalty revenue.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations and borrowings under credit facilities. The Company's principal uses of cash are operating expenses, capital expenditures, working capital requirements, dividends and debt service. Management expects that the Company's current cash balances, cash generated from operations and available borrowing capacity will be sufficient to support the Company's planned operating and capital requirements for the foreseeable future and at least the next twelve months.

On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited (each a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”). The Credit Agreement established a $75.0 million revolving line of credit facility (including a $5.0 million UK overdraft facility), with a five-year term ending on November 29, 2017. Borrowings under this line of credit may be used by the Borrowers for general business purposes or for letters of credit. See Note 6 - Short-Term Borrowings, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report for more information relating to the Credit Agreement.

As of December 31, 2013, the Company had cash and cash equivalents of $45.5 million. As of December 31, 2013, there were outstanding borrowings of $2.8 million, letters of credit outstanding of $3.1 million, and $69.1 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2013. As of December 31, 2013, the Company also had an unsecured $0.4 million letter of credit outstanding under an agreement with TD Bank, N.A. that expires on July 1, 2014.

The Company's primary source of cash is cash generated from operations. The Company provides services to clients, which it typically bills on a weekly, bi-weekly or monthly basis. The Company has general payment terms with clients that can range from advance payments to more than 60 days. Expansions and contractions of the Company's business operations as well as varying efforts to collect amounts due can have a significant impact on accounts receivable and available cash. Expansions of the Company's business operations generally result in an initial decrease of cash due to increased payroll costs and an initial increase in outstanding accounts receivable associated with higher business volumes. Contractions of the Company's business operations generally result in an initial increase of cash due to the continued collections of outstanding accounts receivable and decreased payroll costs associated with lower business volumes. The Company's accounts receivable balances were $230.6 million and $223.6 million as of December 31, 2013 and 2012, respectively.

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

As of December 31, 2013, approximately 19.7% of the Company's cash and cash equivalents were held by certain non-U.S. subsidiaries, principally Canadian and UK entities, and denominated in foreign currencies, principally Canadian dollars and British pounds sterling. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.

The following table summarizes the net cash flows, by category, from the Company's consolidated statements of cash flows:

	Year ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Operating Activities	$16,100	$37,137	$28,002	$(21,037)	$9,135
Investing Activities	(7,387)	(6,634)	(5,860)	(753)	(774)
Financing Activities	(6,381)	(14,043)	(24,014)	7,662	9,971

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Operating Activities
During 2013, net cash provided by operating activities was $16.1 million, a decrease of $21.0 million as compared to 2012. Cash flow provided by operating activities decreased primarily due to the decline in net income, after adjusting for non-cash items, and increase in working capital requirements.

During 2012, net cash provided by operating activities was $37.1 million, an increase of $9.1 million as compared to 2011. Cash flow provided by operating activities increased primarily due to the improvement in net income, after adjusting for non-cash items, and improvements in working capital requirements, partially offset by a $4.7 million increase in payments during 2012 related to the restructuring plan announced in December 2011.

During 2011, net cash provided by operating activities was $28.0 million, an increase of $32.3 million as compared to 2010. Operating cash flow increased primarily due to an increase in net income of $25.8 million and lower working capital requirements, partially offset by a net change in non-cash items of $20.3 million. The lower working capital requirements resulted from the change in the Company's accounts receivable balances during 2011 as compared to 2010. The change in non-cash items primarily related to the $9.7 million gain for the non-cash reduction of legal reserves in 2011 and the $8.3 million goodwill impairment charge in 2010.

Investing Activities
During 2013, net cash used in investing activities was $7.4 million, an increase of $0.8 million as compared to 2012. The increase was primarily due to an increase in capital expenditures.

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

Financing Activities
During 2013, net cash used in financing activities was $6.4 million, a $7.7 million decrease in the use of cash as compared to 2012. The decrease in net cash used in financing activities was primarily due to the reduction in cash dividends paid and a change in book overdrafts. During December 2012, the Company accelerated the payment of the first quarter 2013 dividend typically paid in March in the amount of $2.5 million or $0.13 per share to holders of record as of the close of business on December 14, 2012.

During 2012, net cash used in financing activities was $14.0 million, a decrease of $10.0 million as compared to 2011. The decrease in net cash used in financing activities was primarily due to the $13.9 million repayment in 2011 of borrowings under the former credit agreement and 2012 borrowings under the current Credit Agreement, partially offset by the elimination of book overdrafts and an increase in cash dividends paid to shareholders. During December 2012, the Company accelerated the payment of the first quarter 2013 dividend typically paid in March in the amount of $2.5 million or $0.13 per share to holders of record as of the close of business on December 14, 2012.

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

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Contractual Obligations and Commitments
The following table summarizes the Company's outstanding contractual obligations and commitments as of December 31, 2013:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating lease commitments (1)	$32,319	$10,739	$14,062	$7,033	$485
Letters of credit (2)	3,565	3,565	—	—	—
Purchase obligations (3)	10,666	6,835	3,728	103	—
Other (4)	5,337	4,710	487	121	19
Total	$51,887	$25,849	$18,277	$7,257	$504

(1)
Represents future minimum rental commitments under non-cancelable leases before sublease payments of $0.2 million and $0.1 million that are expected to be received in 2014 and 2015, respectively. The Company expects to fund these commitments with existing cash, cash flows from operations and its borrowing capacity under its Credit Agreement. (See Note 10 - Commitments, Contingencies and Legal Proceedings, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report.)

(2)	Represents letters of credit issued through domestic banks as required by certain insurance carriers, primarily in connection with the Company's workers' compensation plan.

(3)
Purchase obligations consist primarily of normal and customary technology maintenance and on-line job posting and search services contracts. The Company expects to fund these commitments with existing cash, cash flows from operations and its borrowing capacity.

(4)
Represents remaining amounts expected to be paid pursuant to the 2013 Restructuring Plan, excluding real estate exit and related payments that are partly included in the line 'Operating lease commitments'. (See Note 5 - Restructuring and Other Related Costs, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report.)

Off-Balance Sheet Arrangements
The Company does not have any significant off-balance sheet arrangements other than those disclosed in Note 10 -Commitments, Contingencies and Legal Proceedings, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report. There are no off-balance sheet arrangements that are reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

Staffing Services - The Company recognizes revenue from staffing services based on the gross amount billed. The Company typically bills its clients once services are performed and associated costs have been incurred. In these circumstances, the Company assumes the risk of acceptability of its employees to its clients. The Company will also at times use unaffiliated companies (supplier associates) and their employees to fulfill a client's staffing requirements either in whole or in part. Under these arrangements, these firms serve as subcontractors. Clients typically require a single consolidated bill that reflects services performed by both the Company's employees and the employees of any applicable supplier associates.

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

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Project and Outsourcing Services - The Company recognizes revenue from project and outsourcing services as the services are performed. Revenue for these services is generally based on mark-ups of its employees' rates of pay utilizing an hourly multiplier or on a cost plus fixed fee basis. Information technology (IT) outsourcing service contracts generally include the performance of certain computer or network operations or service-desk support on behalf of clients. These IT outsourcing service contracts typically contain an invoicing schedule covering the contractual period. Accordingly, the Company recognizes revenue on a pro-rata basis using elapsed time as the measure of performance under these contracts. The Company derives less than 5% of its revenue from fixed-price contracts. Fixed-price engineering contracts typically include development of conceptual and detailed designs in support of a client's construction of tangible property. The Company recognizes revenue for fixed-price contracts under the percentage-of-completion method based generally on the proportion of total direct labor costs incurred to total estimated direct labor costs. When total estimated costs indicate a loss, the Company will recognize the full amount of that loss immediately.

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

Income Taxes
The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. As of December 31, 2013, the Company had net deferred tax assets of $7.0 million. This included $5.7 million (net of valuation allowance) which relates primarily to state net operating loss carry forwards and foreign tax credit carry forwards. A determination on the basis of objective factors was made that it is more likely than not that the net deferred tax assets will be realized through future years' income. In the event that actual results differ from these estimates and assessments, the valuation allowances may be adjusted. In 2013, the Company released $0.9 million from the valuation allowance for foreign deferred tax assets due primarily to the disposal of the AndersElite Australia Pty Limited business. In 2012, the Company added $0.6 million to the valuation allowance for foreign deferred tax assets. In 2011, the Company added $0.6 million to the valuation allowance for foreign deferred tax assets.

Allowance for Doubtful Accounts
The Company's principal asset is its accounts receivable. Substantially all of the Company's clients are provided trade credit. The Company's clients are primarily large and mid-sized organizations. The Company performs ongoing credit evaluations of its clients and maintains allowances for potential credit losses. The Company considers a number of factors in determining the allowance for doubtful accounts, including an assessment of client-specific information, the Company's historical experience, the age of the receivable and current market and economic conditions. Unanticipated changes in the financial condition of clients, the resolution of various disputes, or significant changes in the economy could impact the reserves required. As of December 31, 2013 and 2012, the allowance for doubtful accounts was $2.9 million and $2.6 million, respectively.

Goodwill and Other Intangible Assets
The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets as of July 1 of each fiscal year, or whenever events occur or circumstances indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is below its carrying value.

The Company has the option to perform a qualitative assessment for impairment of its goodwill and indefinite-lived intangible assets to determine if it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is below its carrying value. If the Company determines based on a qualitative assessment that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is greater than its carrying value, then it would not be required to perform the two-step quantitative impairment test described below. If necessary, the Company will perform a quantitative assessment for impairment of its goodwill and indefinite-lived intangible assets using the two-step approach.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The first step of the quantitative impairment test requires that the Company determine the fair value of each reporting unit and then compare that fair value to the reporting unit’s carrying amount. The Company uses the income approach to determine the fair value of its reporting units. The Company applies a valuation technique consistent with the income approach to measure the fair value of its indefinite-lived intangible assets. The income approach is based on the present value of estimated discounted cash flows and terminal value projected for each reporting unit. The income approach requires significant judgments, including the projected results of operations, the weighted-average cost of capital (WACC) used to discount the cash flows and terminal value assumptions. The projected results of operations are based on the Company’s best estimates of future economic and market conditions, including growth rates, estimated earnings and cash expenditures. The WACC is determined based on the Company’s capital structure, cost of capital, inherent business risk profile and long-term growth expectations, as reflected in the terminal value. The Company uses a market approach based on peer group market multiples to validate the reasonableness of the reporting unit fair values determined under the income approach.
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

The Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets as of July 1, 2013 and determined there was no impairment. The Company's assessment determined that the fair values for each of the Company's reporting units, with the exception of PSS EMEA, comprised primarily of the CDI AndersElite Limited business,were substantially in excess of their related carrying values as of July 1, 2013. The PSS EMEA reporting unit had a fair value in excess of its carrying value of 15% and goodwill of $10.5 million. The Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units. If actual future results are not consistent with management's estimates and assumptions, the Company may have to take an impairment charge in the future related to its goodwill or indefinite-lived intangible assets. There were no triggering events subsequent to July 1, 2013 that required additional testing for any reporting units or its indefinite-lived intangible assets.

Changes in future market conditions, the Company's business strategy, or other factors could impact the future values of the Company's reporting units, which could result in future impairment charges. The future occurrence of a potential triggering event, such as a decrease in expected earnings, adverse market conditions, a decline in current market multiples, a significant decline in the Company's stock price, a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require additional interim impairment testing prior to the next annual impairment test. In the event of significant adverse changes such as those described above, the Company may need to recognize a non-cash impairment of goodwill, which could have a material adverse effect on the Company's consolidated statements of operations. As of December 31, 2013, total goodwill amounted to $62.3 million.

Other intangible assets arising from acquisitions that are determined to have a definite useful life are generally amortized on a straight-line basis over the estimated useful life of the asset. Other intangible assets determined to have an indefinite useful life are tested for impairment as part of the Company's annual impairment assessment. When significant intangible assets are acquired, an independent third-party valuation firm is engaged to assist in determining the fair value of the assets as of the acquisition date. As of December 31, 2013, other intangible assets amounted to $15.2 million net of accumulated amortization.

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

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of December 31, 2013 is not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. As of December 31, 2013, the Company had outstanding borrowings of $2.8 million with interest payable at rates ranging from 1.42% to 1.78% per annum.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CDI Corp.:

We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CDI Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 6, 2014

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$45,479	$43,652
Accounts receivable, net of allowances of $2,893 and $2,563	230,613	223,630
Prepaid expenses and other current assets	8,033	10,515
Prepaid income taxes	2,378	698
Deferred income taxes	4,724	3,850
Total current assets	291,227	282,345
Property and equipment, net of accumulated depreciation of $82,512 and $75,159	20,528	22,090
Deferred income taxes	5,260	7,061
Goodwill	62,280	62,009
Other intangible assets, net	15,157	16,782
Other non-current assets	11,355	10,418
Total assets	$405,807	$400,705

Liabilities and Equity
Current liabilities:
Short-term borrowings	$2,812	$2,751
Accounts payable	38,019	41,157
Accrued compensation and related expenses	46,123	43,571
Other accrued expenses and other current liabilities	16,037	14,970
Income taxes payable	245	1,759
Total current liabilities	103,236	104,208
Deferred compensation	9,393	8,398
Deferred income tax	2,994	1,875
Other non-current liabilities	5,010	6,444
Total liabilities	120,633	120,925
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 21,958 and 21,822 shares	2,196	2,182
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	70,104	67,863
Retained earnings	265,207	259,912
Accumulated other comprehensive (loss) income	(712)	1,501
Common stock in treasury, at cost - 2,463 shares	(52,487)	(52,487)
Total CDI shareholders' equity	284,308	278,971
Noncontrolling interest	866	809
Total equity	285,174	279,780
Total liabilities and equity	$405,807	$400,705

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011

Revenue	$1,087,859	$1,104,958	$1,059,803
Cost of services	881,218	885,549	834,502
Gross profit	206,641	219,409	225,301
Operating and administrative expenses	180,009	187,143	196,826
Restructuring and other related costs	5,716	—	8,100
Operating profit	20,916	32,266	20,375
Other income (expense), net	(268)	(251)	(245)
Income before income taxes	20,648	32,015	20,130
Income tax expense	7,700	12,582	5,130
Net income	12,948	19,433	15,000
Less: Income attributable to the noncontrolling interest	64	317	167
Net income attributable to CDI	$12,884	$19,116	$14,833

Earnings per common share:
Basic	$0.66	$0.99	$0.77
Diluted	$0.65	$0.97	$0.77

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2013	2012	2011

Net income	$12,948	$19,433	$15,000
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,220)	1,843	(473)
Total comprehensive income	10,728	21,276	14,527
Less: Comprehensive income attributable to the noncontrolling interest	57	353	111
Total comprehensive income attributable to CDI	$10,671	$20,923	$14,416

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2013	2012	2011

Operating activities:
Net income	12,948	$19,433	$15,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,721	8,959	9,640
Amortization	1,625	1,306	1,368
Deferred income taxes	1,986	6,186	433
Share-based compensation	2,827	3,414	3,358
Non-cash reduction in legal reserves	—	—	(9,698)
Loss on disposal of assets, net	317	492	1,170
Changes in operating assets and liabilities:
Accounts receivable, net	(9,301)	18	(103)
Prepaid expenses and other current assets	2,488	262	(1,560)
Accounts payable	(4,751)	4,891	3,019
Accrued expenses and other current liabilities	3,823	(8,762)	4,543
Income taxes prepaid/payable	(3,505)	(351)	1,638
Other non-current assets	388	(1,719)	261
Deferred compensation	(32)	579	(189)
Other non-current liabilities	(1,434)	2,429	(878)
Net cash provided by operating activities	16,100	37,137	28,002

Investing activities:
Additions to property and equipment	(7,529)	(6,225)	(5,658)
Reacquired franchise rights	—	(65)	(372)
Other	142	(344)	170
Net cash used in investing activities	(7,387)	(6,634)	(5,860)

Financing activities:
Dividends paid to shareholders	(7,589)	(12,548)	(9,956)
Payment of acquisition-related earnout	—	(370)	—
Borrowings on credit facility	77,619	206,674	429,614
Repayments on credit facility	(77,405)	(203,923)	(443,514)
Change in book overdraft	1,709	(3,363)	393
Common shares withheld for taxes	(858)	(900)	(551)
Excess tax benefit from share-based compensation awards	143	387	—
Net cash used in financing activities	(6,381)	(14,043)	(24,014)

Effect of exchange rate changes on cash and cash equivalents	(505)	548	(230)
Net increase (decrease) in cash and cash equivalents	1,827	17,008	(2,102)
Cash and cash equivalents at beginning of period	43,652	26,644	28,746
Cash and cash equivalents at end of period	$45,479	$43,652	$26,644

Supplemental disclosure of cash flow information:
Cash paid for interest	$133	$202	$333
Cash paid for income taxes, net	$9,384	$6,591	$3,213

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive (Loss) Income	Total CDI Share-holders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

December 31, 2010	21,531	$2,153	$(52,487)	$60,338	$248,467	$111	$258,582	$345	$258,927
Net income	—	—	—	—	14,833	—	14,833	167	15,000
Translation adjustments	—	—	—	—	—	(417)	(417)	(56)	(473)
Share-based compensation expense		—	—	3,358	—	—	3,358	—	3,358
Reclassification of equity awards from liabilities, net	—	—	—	726	—	—	726	—	726
Vesting of equity awards	149	15	—	(15)	—	—	—	—	—
Common shares withheld for taxes	(38)	(4)	—	(547)	—	—	(551)	—	(551)
Cash dividends paid ($0.52 per common share)	—	—	—	—	(9,956)	—	(9,956)	—	(9,956)
December 31, 2011	21,642	2,164	(52,487)	63,860	253,344	(306)	266,575	456	267,031
Net income	—	—	—	—	19,116	—	19,116	317	19,433
Translation adjustments	—	—	—	—	—	1,807	1,807	36	1,843
Share-based compensation expense	—	—	—	3,414	—	—	3,414	—	3,414
Share-based compensation tax benefit, net	—	—	—	50	—	—	50	—	50
Reclassification of equity awards from liabilities, net	—	—	—	1,457	—	—	1,457	—	1,457
Vesting of equity awards	235	24	—	(24)	—	—	—	—	—
Common shares withheld for taxes	(55)	(6)	—	(894)	—	—	(900)		(900)
Cash dividends paid ($0.65 per common share)	—	—	—	—	(12,548)	—	(12,548)	—	(12,548)
December 31, 2012	21,822	2,182	(52,487)	67,863	259,912	1,501	278,971	809	279,780
Net income	—	—	—	—	12,884	—	12,884	64	12,948
Translation adjustments	—	—	—	—	—	(2,213)	(2,213)	(7)	(2,220)
Share-based compensation expense	—	—	—	2,827	—	—	2,827	—	2,827
Share-based compensation tax shortfall, net	—	—	—	(50)	—	—	(50)	—	(50)
Reclassification of equity awards from liabilities, net	—	—	—	336	—	—	336	—	336
Vesting of equity awards	189	19	—	(19)	—	—	—	—	—
Common shares withheld for taxes	(53)	(5)	—	(853)	—	—	(858)	—	(858)
Cash dividends paid ($0.39 per common share)	—	—	—	—	(7,589)	—	(7,589)	—	(7,589)
December 31, 2013	21,958	$2,196	$(52,487)	$70,104	$265,207	$(712)	$284,308	$866	$285,174

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

1.    Significant Accounting Policies

Organization - CDI Corp. and its subsidiaries (the “Company” or “CDI”) is an integrated engineering and technology services organization providing client-focused solutions in select global industries. The Company provides engineering and information technology (IT) solutions and staffing services to clients in the Oil, Gas and Chemical (OGC), Aerospace and Industrial Equipment (AIE), and Hi-Tech industry verticals as well as in "Other" industry verticals that primarily include the infrastructure, U.S. defense, transportation and financial services industries. The Company derives most of its revenue by providing these services to large and mid-sized companies located primarily in the United States (U.S.), Canada and the United Kingdom (UK).

Basis of Presentation - The consolidated financial statements of the Company and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

Revenue Recognition - Revenue is presented net of any revenue-based taxes, such as sales, use, excise and value added taxes. The Company derives its revenue from several sources. Each of the Company’s three segments provide staffing services. The Company’s Global Engineering Technology Solutions (GETS) segment also provides project and outsourcing services, which include cost-plus and fixed-price contracts, and permanent placement services. The Company’s Management Recruiters International (MRI) segment also generates franchising revenue through royalties and, to a lesser extent, initial franchise fees.

Staffing Services - The Company recognizes revenue from staffing services based on the gross amount billed. The Company typically bills its clients once services are performed and associated costs have been incurred. In these circumstances, the Company assumes the risk of acceptability of its employees to its clients. The Company will also at times use unaffiliated companies (supplier associates) and their employees to fulfill a client’s staffing requirements either in whole or in part. Under these arrangements, these firms serve as subcontractors. Clients typically require a single consolidated bill that reflects services performed by both the Company’s employees and the employees of any applicable supplier associates. When utilizing supplier associates, the Company records the difference between its gross billings and the amount paid to the supplier associate as revenue, which is generally referred to as an administrative fee. Administrative and clerical costs related to time accumulation, invoicing and other activities are recorded and included in operating and administrative expenses as incurred.
Project and Outsourcing Services - The Company recognizes revenue from project and outsourcing services as the services are performed. Revenue for these services is generally based on mark-ups of the Company's employees' hourly rates of pay or on a cost plus fixed fee basis. Information technology (IT) outsourcing service contracts generally include the performance of certain computer or network operations or service-desk support on behalf of clients. These IT outsourcing service contracts typically contain an invoicing schedule covering the contractual period. Accordingly, the Company recognizes revenue on a pro-rata basis using elapsed time as the measure of performance under these IT outsourcing service contracts. The Company derives less than 5% of its revenue from fixed-price contracts. Fixed-price engineering contracts typically include development of conceptual and detailed designs in support of a client's construction of tangible property. The Company recognizes revenue for fixed-price contracts under the percentage-of-completion method based generally on the proportion of total direct labor costs incurred to total estimated direct labor costs. When total estimated costs indicate a loss, the Company will recognize the full amount of that loss immediately.
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

Foreign Currency - Foreign subsidiaries of the Company use local currency as the functional currency. Net assets are translated at year-end exchange rates while revenue and expenses are translated at average monthly exchange rates. Adjustments resulting from these translations are reflected in “Accumulated other comprehensive (loss) income” in the equity section of the consolidated balance sheets. Gains and losses arising from foreign currency transactions are reflected in “Other income (expense), net” in the consolidated statements of operations.

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

The following table summarizes the changes in the allowance for doubtful accounts receivable for the indicated periods:

	Balance at beginning of year	Additions charged to earnings	Uncollectible receivables written off, net of recoveries	Balance at end of year

December 31, 2013	$2,563	$1,442	$(1,112)	$2,893
December 31, 2012	3,698	637	(1,772)	2,563
December 31, 2011	5,339	428	(2,069)	3,698

One client accounted for approximately 20% and 22% of total accounts receivable as of December 31, 2013 and 2012, respectively.
The Company’s cash and cash equivalents are held in money market mutual funds and in accounts at major banks and financial institutions located primarily in Canada, the U.S. and the UK.

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

Cash and Cash Equivalents - Cash equivalents include highly liquid investments that mature within 90 days from the date of investment. The Company funds its disbursement accounts daily as checks are presented for payment. Book overdrafts represent outstanding checks that have not been presented for payment, net of cash in accounts with the right of offset. Book overdrafts are reported in “Accounts payable” in the consolidated balance sheet and the change in book overdrafts are reported in financing activities of the consolidated statement of cash flows.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Fair Value of Financial Instruments - The net carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term nature of these instruments as well as the variable interest rate for short-term borrowings.
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

The Company has the option to perform a qualitative assessment for impairment of its goodwill and indefinite-lived intangible assets to determine if it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is below its carrying value. If the Company determines based on a qualitative assessment that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is greater than its carrying value, then it would not be required to perform the two-step quantitative impairment test described below. If necessary, the Company will perform a quantitative assessment for impairment of its goodwill and indefinite-lived intangible assets using the two-step approach.

The first step of the quantitative impairment test requires that the Company determine the fair value of each reporting unit and then compare that fair value to the reporting unit’s carrying amount. The Company uses the income approach to determine the fair value of its reporting units. The Company applies a valuation technique consistent with the income approach to measure the fair value of its indefinite-lived intangible assets. The income approach is based on the present value of estimated discounted cash flows and terminal value projected for each reporting unit. The income approach requires significant judgments, including the projected results of operations, the weighted-average cost of capital (WACC) used to discount the cash flows and terminal value assumptions. The projected results of operations are based on the Company’s best estimates of future economic and market conditions, including growth rates, estimated earnings and cash expenditures. The WACC is determined based on the Company’s capital structure, cost of capital, inherent business risk profile and long-term growth expectations, as reflected in the terminal value. The Company uses a market approach based on peer group market multiples to validate the reasonableness of the reporting unit fair values determined under the income approach.
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

Joint Ventures - The Company applies the equity-method of accounting for investments for which it has the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% to 50%. The Company recognizes its proportionate share of the investee’s results within the operating results in the consolidated statements of operations, if applicable.
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

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists (ASU 2013-11). With certain exceptions, ASU 2013-11 requires entities to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for interim and annual periods beginning after December 15, 2013 on either a prospective or retrospective basis with early adoption permitted. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU No. 2013-05 Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 clarifies when to release the cumulative translation adjustment into net income for transactions involving the disposition of some or all of an investment or a business combination achieved in stages (step acquisitions). The amendments are effective prospectively for interim and annual periods beginning on or after December 15, 2013. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.

2.    Property and Equipment

Property and equipment, net was comprised of the following for the indicated periods:

	December 31,
	2013	2012

Computer equipment	$46,427	$40,281
Equipment and furniture	19,429	18,881
Software	28,249	29,538
Leasehold improvements	8,935	8,549
Total property and equipment	103,040	97,249
Accumulated depreciation	(82,512)	(75,159)
Property and equipment, net	$20,528	$22,090

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

During the years ended December 31, 2013 and 2012, the Company capitalized $0.7 million and $0.2 million, respectively, of internal-use software acquisition and development costs. During 2013 and 2012, the Company recorded adjustments to retire $1.4 million and $10.3 million, respectively, of property and equipment and removed the associated $1.0 million and $9.8 million, respectively, of accumulated depreciation, recognizing a loss of $0.4 million and $0.5 million, respectively.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements as of December 31, 2013 using
Description	Fair Value Measurements as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mutual Funds:
Bond	$1,495	$1,495	$—	$—
Large Cap	2,925	2,925	—	—
International	1,227	1,227	—	—
Mid Cap	750	750	—	—
Small Cap	738	738	—	—
Balanced	348	348	—	—
Money Market Funds	1,512	1,512	—	—
Total Assets (1)	$8,995	$8,995	$—	$—

(1)
As of December 31, 2013, $0.3 million and $8.7 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

		Fair Value Measurements as of December 31, 2012 using
Description	Fair Value Measurements as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mutual Funds:
Bond	$1,972	$1,972	$—	$—
Large Cap	1,980	1,980	—	—
International	917	917	—	—
Mid Cap	383	383	—	—
Small Cap	509	509	—	—
Balanced	354	354	—	—
Money Market Funds	1,508	1,508	—	—
Total Assets (1)	$7,623	$7,623	$—	$—

(1)
As of December 31, 2012, $0.3 million and $7.3 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

4.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2012				December 31, 2013
	Gross Balance	Accumulated Impairment Losses	Additions	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$35,713	$(164)	$—	$—	$35,713	$(164)
PSS	48,245	(31,448)	—	221	47,075	(30,057)
MRI	16,578	(6,915)	—	50	16,765	(7,052)
Total goodwill	$100,536	$(38,527)	$—	$271	$99,553	$(37,273)

	December 31, 2011				December 31, 2012
	Gross Balance	Accumulated Impairment Losses	Additions	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$35,713	$(164)	$—	$—	$35,713	$(164)
PSS	47,019	(30,616)	—	394	48,245	(31,448)
MRI	16,245	(6,670)	—	88	16,578	(6,915)
Total goodwill	$98,977	$(37,450)	$—	$482	$100,536	$(38,527)

The Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets as of July 1, 2013 and determined there was no impairment. The Company's assessment determined that the fair values for each of the Company's reporting units, with the exception of PSS EMEA, comprised primarily of the CDI AndersElite Limited business, were substantially in excess of their related carrying values as of July 1, 2013. The PSS EMEA reporting unit had a fair value in excess of its carrying value of 15% and goodwill of $10.5 million. The Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units and indefinite-lived intangible assets. If actual future results are not consistent with management's estimates and assumptions, the Company may have to take an impairment charge in the future related to its goodwill or other indefinite-lived intangible assets. There were no triggering events subsequent to July 1, 2013 that required additional testing for any reporting units or indefinite-lived intangible assets.

The following tables summarize the changes in the Company's carrying value of other intangible assets for the indicated periods:

	December 31, 2012				December 31, 2013
	Gross Balance	Accumulated Amortization	Additions	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Trademarks	$5,200	$(67)	$—	$(373)	$5,200	$(440)
Developed technology	460	(184)	—	(92)	460	(276)
Client relationships	11,960	(3,593)	—	(1,032)	11,960	(4,625)
Non-compete	150	(75)	—	(30)	150	(105)
Reacquired franchise rights	972	(206)	—	(98)	972	(304)
Total intangible assets subject to amortization	18,742	(4,125)	—	(1,625)	18,742	(5,750)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	2,165	—
Total other intangible assets	$20,907	$(4,125)	$—	$(1,625)	$20,907	$(5,750)

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

	December 31, 2011				December 31, 2012
	Gross Balance	Accumulated Amortization	Additions and Adjustments (1)	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Trademarks	$100	$(33)	$5,100	$(34)	$5,200	$(67)
Developed technology	460	(92)	—	(92)	460	(184)
Client relationships	11,960	(2,537)	—	(1,056)	11,960	(3,593)
Non-compete	150	(46)	—	(29)	150	(75)
Reacquired franchise rights	907	(111)	65	(95)	972	(206)
Total intangible assets subject to amortization	13,577	(2,819)	5,165	(1,306)	18,742	(4,125)
Indefinite-lived intangible assets:
Trademarks	7,265	—	(5,100)	—	2,165	—
Total other intangible assets	$20,842	$(2,819)	$65	$(1,306)	$20,907	$(4,125)

(1)
In December 2012, the Company reassessed the useful life of its $5.1 million L.R. Kimball trademark and determined the trademark to have a finite life. Accordingly, the Company accounted for this change on a prospective basis and it is being amortized on a straight-line basis over its estimated remaining useful life.

Amortization expense was $1.6 million for 2013, $1.3 million for 2012 and $1.4 million for 2011. Annual amortization expense is expected to range from approximately $1.1 million to $1.5 million per year for each of the next five years.

5.	Restructuring and Other Related Costs

In December 2013, the Company announced that it will undertake a corporate realignment in the first quarter of 2014 (the “2013 Restructuring Plan”) to improve operational effectiveness and further optimize the Company's cost structure. The 2013 Restructuring Plan includes the elimination of approximately 70 positions and the consolidation of facilities and is expected to be completed during 2014. In the fourth quarter of 2013, the Company recorded a charge of $5.7 million to "Restructuring and other related costs" in the consolidated statement of operations, comprised of $4.6 million of employee severance and related costs, $0.6 million of real estate exit and related costs and $0.5 million of asset write-offs and related costs. Substantially all payments are expected to be made during 2014 with certain payments related to the consolidation of facilities expected through 2019. Additional charges of approximately $1 million to $3 million are expected to be recognized during 2014 related to the consolidation of facilities that include estimates for remaining lease obligations less sub-lease proceeds, facility relocation and related costs.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

In December 2011, the Company announced a strategic growth initiative. As part of this initiative, the Company approved a restructuring plan (the "2011 Restructuring Plan”) designed to reduce costs and improve efficiencies. Implementation of the 2011 Restructuring Plan was completed in 2012 with certain payments expected through 2014. In the fourth quarter of 2011, the Company recorded a $8.1 million charge to “Restructuring and other related costs” in the consolidated statement of operations, comprised of $5.7 million of employee severance and related costs, $0.8 million of real estate exit and related costs and $1.5 million of asset write-offs.

The following table summarizes the provision, activity and balances related to the restructuring plans by cost type for the indicated periods:

	Employee severance and related costs	Real estate exit and related costs	Asset write-offs and related costs	Accrued restructuring liability

Charges	$5,739	$831	$1,530
Cash payments	(367)	—	—
Non-cash	—	—	(1,530)
Balance at December 31, 2011	5,372	831	—	6,203
Cash payments	(4,358)	(701)	—
Non-cash	(587)	377	—
Balance at December 31, 2012	427	507	—	934
Cash payments	(427)	(353)	—
Charges	4,568	615	533
Non-cash	—	—	(533)
Balance at December 31, 2013	$4,568	$769	$—	$5,337

The consolidated balance sheet as of December 31, 2013 include $4.7 million in “Other accrued expenses and other current liabilities” and $0.6 million in "Other non-current liabilities", respectively. The consolidated balance sheet as of December 31, 2012 include $0.9 million in “Other accrued expenses and other current liabilities”.

6.	Short-Term Borrowings

On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited (each a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”). The Credit Agreement established a $75.0 million revolving line of credit facility (including a $5.0 million UK overdraft facility) that expires on November 29, 2017. The Company intends to repay outstanding borrowings under the Credit Agreement as of December 31, 2013 during 2014 and as a result has recorded these borrowings in "Short-term borrowings" in the consolidated balance sheets. Borrowings under this line of credit may be used by the Company and the other Borrowers for general business purposes or for letters of credit.

The Borrowers' obligations under the Credit Agreement are guaranteed by three indirect subsidiaries of the Company: CDI-Infrastructure, LLC, CDI Marine Company, LLC and MRI Contract Staffing, Inc. The obligations of the three Borrowers and the three guarantors (the “Loan Parties”) are unsecured.

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

The Credit Agreement contains customary affirmative covenants and certain restrictive covenants which limit the Company with respect to, among other things, creating liens on its assets, incurring indebtedness, making acquisitions and other investments, and disposing of assets other than in the ordinary course of business. The Credit Agreement also contains financial covenants which require the Company not to exceed a maximum consolidated leverage ratio (consolidated funded indebtedness to consolidated EBITDA) of 2.5 to 1.0 and to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0. The preceding financial covenant terms are as defined in the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2013.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

As of December 31, 2013, the Company had outstanding borrowings of $2.8 million, letters of credit outstanding of $3.1 million and $69.1 million available to borrow under the Credit Agreement. Interest was payable at rates ranging from 1.42% to 1.78% per annum for outstanding borrowings as of December 31, 2013. As of December 31, 2013, the Company had an unsecured $0.4 million letter of credit outstanding under an agreement with TD Bank, N.A. that expires on July 1, 2014.

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

As of December 31, 2013, the Company was authorized to issue 2.1 million additional shares of the Company's common stock under the Restated Omnibus Plan. The Company may settle share-based awards by delivering shares of the Company's common stock that are authorized but unissued or that are held in treasury. When an award is granted, the number of shares of common stock subject to such award are reserved for issuance. Shares of Company stock tendered in payment of the exercise price or withholding taxes in respect of an award shall again be available for issuance under the Restated Omnibus Plan.

Stock-based compensation expense is included in “Operating and administrative expenses” in the consolidated statements of operations and amounted to $2.8 million ($1.7 million, net of tax), $3.4 million ($2.1 million, net of tax) and $3.4 million ($2.1 million, net of tax) for the years ended December 31, 2013, 2012 and 2011, respectively.

The table below summarizes the components of stock-based compensation expense for all of the Company’s stock-based plans by award type for the indicated periods:

	Year ended December 31,
	2013	2012	2011

Time-vested deferred stock	$1,829	$1,920	$1,625
Stock appreciation rights	618	647	850
Performance-based share awards	48	631	721
Stock purchase plan	68	126	162
Stock options	264	90	—
Total stock-based compensation	$2,827	$3,414	$3,358

Time-Vested Deferred Stock (TVDS)
TVDS awards entitle each recipient to receive a number of shares of the Company’s common stock upon vesting. The shares of TVDS generally vest ratably over five years except for those granted to the non-employee directors and certain current members of senior management, whose vesting periods vary from two to five years. TVDS will generally be forfeited prior to vesting if the holder’s employment with the Company ends, or for a certain award, if the Company’s stock price on the date of vesting is below the price on the date of grant. Upon vesting, a holder of TVDS receives the number of originally awarded shares plus additional shares of CDI common stock having a fair market value equal to the sum of the dividends that would have been paid on the original awarded shares during the vesting period had they been issued and outstanding throughout the vesting period. Compensation expense for TVDS is based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight-line basis over the vesting period.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The following table summarizes the Company’s TVDS activity and related information for the indicated periods:

	Time Vested Deferred Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (In Years)

Outstanding non-vested as of December 31, 2010	218	$16.57
Granted	305	14.74
Vested	(70)	20.59
Canceled	(37)	15.16
Outstanding non-vested as of December 31, 2011	416	14.68
Granted	104	17.14
Vested	(95)	12.89
Canceled	(25)	13.43
Outstanding non-vested as of December 31, 2012	400	15.82
Granted	104	15.21
Vested	(92)	14.98
Canceled	(33)	15.17
Outstanding non-vested as of December 31, 2013	379	14.69	2.5

The following table summarizes for TVDS the accumulated dividend equivalent number of shares of common stock that would be issued for outstanding TVDS using the closing market price as of the indicated dates:

	December 31,
	2013	2012	2011

Dividend participation	$332	$370	$241
Closing market price per share	$18.53	$17.13	$13.81
Equivalent shares at closing market price	18	22	17

As of December 31, 2013, total unrecognized compensation expense related to non-vested TVDS was $2.7 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Stock Appreciation Rights (SARs)
SARs represent the right to receive, upon exercise, shares of the Company’s common stock having a value equal to the difference between the market price of the common stock and the exercise price, net of withholding taxes, as determined by the terms of the individual awards. SARs generally vest in three to five years and expire seven years from the date of grant. The expected life of SARs is based on the Company's historical experience. The expected stock price volatility is based on the historical volatility of the Company’s common stock.

No SARs were granted in 2013. The following table summarizes the range of assumptions used to estimate the fair values of SARs granted for the indicated periods:

	Year ended December 31,
	2012	2011

Risk-free interest rate	0.72%	0.87-2.37%
Expected life	4.3 years	4.5 years
Expected stock price volatility	56%	54-60%
Expected dividend yield	3.47%	2.71-4.97%

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The following table summarizes the Company’s SARs activity and related information for the indicated periods:

	SARs	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2010	695	$19.47
Granted	429	13.15
Exercised	(22)	10.06
Canceled	(136)	15.70
Expired	(109)	24.49
Outstanding as of December 31, 2011	857	16.51
Granted	18	14.99
Exercised	(79)	10.88
Canceled	(69)	13.38
Expired	(99)	22.99
Outstanding as of December 31, 2012	628	16.53
Exercised	(53)	11.54
Canceled	(16)	12.10
Expired	(66)	25.65
Outstanding as of December 31, 2013	493	15.98	3.0	$1,999
Exercisable as of December 31, 2013	287	18.02	2.3	863
Exercisable and expected to vest as of December 31, 2013	434	16.52	2.9	1,613

The weighted average grant date fair value of SARS granted during the years ended December 31, 2012 and 2011 was $5.20 and $4.28, respectively. Aggregate intrinsic value represents the difference between the exercise prices of outstanding SARs and the closing price of the Company's common stock on December 31, 2013. The total intrinsic value of SARs exercised during the years ended December 31, 2013, 2012 and 2011 was $0.3 million, $0.5 million and $0.1 million, respectively. As of December 31, 2013, total unrecognized compensation expense related to non-vested SARs was $0.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The following table summarizes the Company’s performance-based share awards activity and related information for the indicated periods:

	Performance-based Share Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

Outstanding as of December 31, 2010	—	$—
Granted	133	13.67
Canceled	(26)	13.64
Outstanding as of December 31, 2011	107	13.67
Granted	82	17.36
Vested	(50)	13.67
Canceled	(32)	16.02
Outstanding as of December 31, 2012	107	15.78
Vested	(46)	14.00
Canceled	(19)	17.36
Outstanding as of December 31, 2013	42	17.36	3.2

As of December 31, 2013, total unrecognized compensation expense related to non-vested performance-based share awards was $0.8 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Stock Purchase Plan (SPP)
On May 3, 2012, pursuant to the terms of the Restated Omnibus Plan, the SPP was terminated and any shares that were available for issuance under the SPP as of that date with respect to new awards were made available for issuance under the Restated Omnibus Plan.

Under the terms of the SPP, designated employees and non-employee directors had the opportunity to purchase shares of the Company’s common stock on a pre-tax basis and the Company matched participant contributions on a one for three basis. Vesting of SPP units occurs over a period of three to ten years as chosen by the participant. As of December 31, 2013, there were 32 thousand SPP units accumulated based upon participating employee and Company matching contributions and using a weighted-average market price of $15.19. In addition, SPP units that vest will receive additional shares of the Company’s common stock in lieu of dividends declared from the date of grant to the date of vesting.

Stock Options
Stock options are granted at a price equal to the quoted market price per share of the Company’s common stock on the date of grant. Employee stock options generally vest ratably over a five year period and expire seven years from the date of grant.

No stock options were granted in 2011. The following table summarizes the assumptions used to estimate the fair values of stock options granted for the indicated periods:

	Year ended December 31,
	2013	2012

Risk-free interest rate	1.55%	0.73%
Expected life	3.9 years	4.1 years
Expected stock price volatility	51%	56%
Expected dividend yield	3.10%	3.00%

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The following table summarizes the Company’s stock option activity and related information for the indicated periods:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2010	155	$23.57
Canceled	(50)	16.05
Expired	(105)	27.15
Outstanding as of December 31, 2011	—	—
Granted	154	17.36
Canceled	(10)	17.36
Outstanding as of December 31, 2012	144	17.36
Granted	127	16.80
Canceled	(11)	17.36
Outstanding as of December 31, 2013	260	17.09	6.4	$375

The weighted average grant date fair value of stock options granted during the years ended December 31, 2013 and 2012 was $5.46 and $6.18, respectively. At December 31, 2013, there were 27 thousand exercisable options outstanding. As of December 31, 2013, total unrecognized compensation expense related to non-vested stock options was $1.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.

8.    Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Year ended December 31,
	2013	2012	2011

Numerator:
Net income attributable to CDI	$12,884	$19,116	$14,833
Denominator:
Basic weighted-average shares	19,442	19,344	19,144
Dilutive effect of stock-based awards	297	401	212
Diluted weighted-average shares	19,739	19,745	19,356
Earnings per common share:
Basic	$0.66	$0.99	$0.77
Diluted	$0.65	$0.97	$0.77

There were 459 thousand, 425 thousand and 729 thousand shares excluded from the computation of EPS for the years ended December 31, 2013, 2012 and 2011, respectively, because their inclusion would have been anti-dilutive.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

9.    Income Taxes

Income before income taxes was as follows for the indicated periods:

	Year ended December 31,
	2013	2012	2011

United States	$15,290	$25,417	$11,186
Foreign	5,358	6,598	8,944
Income before income taxes	$20,648	$32,015	$20,130

Income tax expense was comprised of the following for the indicated periods:

	Year ended December 31,
	2013	2012	2011

Current:
Federal	$3,040	$3,845	$2,595
State	870	360	1,604
Foreign	1,884	2,176	442
Total current	5,794	6,381	4,641

Deferred:
Federal	328	4,819	1,086
State	1,669	1,198	(552)
Foreign	(91)	184	(45)
Total deferred	1,906	6,201	489

Income tax expense	$7,700	$12,582	$5,130

The following table reconciles income tax expense and rate based on the U.S. statutory rate to the Company’s income tax expense for the indicated periods:

	Year ended December 31,
	2013		2012		2011
	$	%	$	%	$	%

Income tax expense based on the U.S. statutory rate	$7,227	35.0%	$11,205	35.0%	$7,046	35.0%
Effect of charge related to the UK OFT matter	—	—	—	—	(3,381)	(16.8)
State income taxes, net of federal tax benefit	1,147	5.6	1,013	3.2	684	3.4
Permanent items	179	0.9	148	0.5	164	0.8
Effect of foreign operations	1,008	4.9	2	—	289	1.4
Net change in uncertain tax positions	(737)	(3.6)	(274)	(0.9)	(139)	(0.7)
Change in valuation allowance - foreign loss deferred tax assets	(898)	(4.3)	477	1.5	634	3.2
Federal employer tax credits	(763)	(3.7)	—	—	(947)	(4.7)
Stock-based compensation	241	1.1	382	1.2	689	3.4
Other	296	1.4	(371)	(1.2)	91	0.5
Income tax expense	$7,700	37.3	$12,582	39.3	$5,130	25.5

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The tax effects of temporary differences that give rise to the Company’s deferred tax accounts were as follows for the indicated periods:

	December 31,
	2013	2012

Deferred tax assets:
Accrued compensation	$8,597	$9,264
Reserves and accruals	3,367	2,027
Loss and credit carryforwards	11,132	12,817
Total gross deferred tax assets	23,096	24,108
Less: valuation allowances	5,474	6,362
Net total deferred tax assets	17,622	17,746

Deferred tax liabilities:
Property and equipment depreciation	3,127	3,560
Intangible asset amortization	6,358	4,815
Other	1,147	335
Total deferred tax liabilities	10,632	8,710

Net deferred tax assets	$6,990	$9,036

As of December 31, 2013, the Company had state net operating loss carry forwards aggregating $93.0 million; these losses expire at various dates from 2014 through 2032.
As of December 31, 2013, the Company had foreign tax credits of $2.1 million, which expire at various dates from 2014 through 2022.
As of December 31, 2013, the Company had foreign net operating losses of $21.0 million, the majority of which can be carried forward indefinitely.
During 2013, 2012 and 2011, the Company (released)/added ($0.9 million), $0.6 million and $0.6 million, respectively, to the valuation allowance that was set up against the Company’s net foreign deferred tax assets of which $0.1 million, $0.5 million and $0.4 million, respectively, related to the valuation allowance set up against the Company’s net foreign deferred tax assets to fully reserve previously recorded tax benefits generated in the UK. The valuation allowance of $1.0 million related to foreign deferred tax assets generated in Australia was released in 2013 upon the disposal of the AndersElite Australia Pty Limited business. The remaining valuation allowance is primarily due to cumulative losses in the UK operations of the CDI AndersElite Limited business over the past seven years. A valuation allowance has been established for the state net operating loss carry forwards and foreign tax credit carry forwards to reduce the assets to a level which, more likely than not, will be realized. Realization is dependent upon generating sufficient state taxable income, foreign taxable income and foreign source income, respectively, in the appropriate jurisdictions prior to the expiration of the carry forwards. In addition, the Company has considered available tax planning strategies as part of the establishment of the valuation allowances. The deferred tax asset considered realizable could be reduced if estimates of these amounts during the carry forward period are reduced.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

As of December 31, 2013, the Company had $0.1 million of total gross unrecognized tax benefits that, if recognized, would impact the effective tax rate. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows for the indicated periods:

	Year ended December 31,
	2013	2012	2011

Beginning balance of gross unrecognized tax benefits	$588	$1,070	$1,351
Additions based on tax positions related to the current year	—	—	95
Reductions for the tax positions of prior years	(53)	(164)	(11)
Reductions for settlements and payments	(323)	(318)	(118)
Reductions due to statute expiration	(127)	—	(247)
Ending balance of gross unrecognized tax benefits	$85	$588	$1,070

The Company accounts for interest and penalties related to income tax matters in income tax expense. Interest and penalties of $0.2 million were accrued as of December 31, 2013 and $0.6 million of interest and penalties were released during 2013. The Company files a consolidated U.S. federal income tax return and files state and foreign income tax returns in various jurisdictions as required. The U.S. federal tax return is open for examination back to 2011. State and foreign income tax returns remain open for examination back to 2009 in major jurisdictions in which the Company operates.
The Company has not recorded incremental deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management’s intention to reinvest such earnings for the foreseeable future. As of December 31, 2013, the undistributed earnings of the foreign subsidiaries amounted to approximately $40.0 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and foreign withholding taxes, reduced by certain foreign tax credits.

10.    Commitments, Contingencies and Legal Proceedings
Lease Commitments
The Company leases office facilities and equipment under operating leases. The office facilities are generally used for sales, recruitment, engineering, design, drafting and administrative functions and are under leases with various expiration dates in the future. Rent expense for operating leases was $12.1 million, $12.3 million and $13.0 million in 2013, 2012 and 2011, respectively. Sublease proceeds were $0.4 million, $0.2 million and $0.7 million in 2013, 2012 and 2011, respectively. Future minimum annual rental payments under non-cancelable leases, excluding expected sublease proceeds of $0.2 million and $0.1 million for 2014 and 2015, are as follows for the indicated periods:

Year	Amount

2014	$10,739
2015	8,652
2016	5,410
2017	3,950
2018	3,083
Thereafter	485
Total	$32,319

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Self-Insurance
The Company self-funds certain losses related to workers' compensation and employee health benefit claims. The Company maintains stop-loss insurance for workers’ compensation and health care benefit claims that generally limits the Company’s exposure to $250 thousand and $200 thousand per incident, respectively. The Company records expense for its estimated claims exposure based on incurred claims, historical experience and third-party insurance professionals or actuaries. The amounts accrued give consideration to the estimated undiscounted cash payments expected to be paid to satisfy existing claims and an allowance for incurred-but-not-reported claims. The accrual for workers’ compensation estimated claims exposure was $2.1 million and $2.0 million as of December 31, 2013 and 2012, respectively. The Company established its self-funded health benefits program during 2011 and had accrued $5.2 million and $4.0 million as of December 31, 2013 and 2012, respectively, for its estimated claims exposure.

Contingent Earnout Liability
On December 20, 2010, the Company acquired substantially all of the assets and certain liabilities of DSPCon, Inc. (DSPCon) for a purchase price of $6.9 million. Approximately $5.6 million of the purchase price was allocated to intangible assets, including $1.7 million for client relationships, $0.5 million for developed technology, $0.1 million for a trademark and $3.4 million for goodwill. The first of up to two contingent purchase consideration payments occurred during 2012 in the amount of $0.4 million. During 2013, the Company reversed $1.8 million of contingent purchase consideration liability through "Operating and administrative expense" in the consolidated statement of operations. As of December 31, 2013, the remaining contingent purchase consideration was $0.2 million and is expected to be paid in 2014.

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

In April 2011, the Company received a favorable ruling from the Competition Appeal Tribunal (CAT) on the Company’s appeal of a fine imposed by the United Kingdom’s Office of Fair Trading (OFT). The ruling by the CAT reduced the fine from $12.3 million to $2.5 million. The Company originally reserved $12.3 million for the fine in 2009 but as a result of the appeal, reversed $9.7 million of that reserve in the second quarter of 2011 through “Operating and administrative expenses” in the consolidated statement of operations.

11.    Retirement Plan

The CDI Corporation 401(k) Saving Plan (the "Plan") is a defined contribution retirement plan maintained for the benefit of eligible employees and qualified under section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary tax deferred contributions to the Plan and the Company, at its discretion, may make matching contributions subject to certain limitations. Participants are fully vested in their contributions and in the Company's matching contributions at all times except in certain limited instances. The Company recorded Plan expenses of $2.3 million, $2.1 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, in the consolidated statements of operations. Plan expenses are based on a formula using a percentage of compensation or an amount determined by the Board of Directors.

12.    Related Party Transactions

A member of the Company’s Board of Directors is a senior partner of a law firm that provides legal services to the Company. Total disbursements to the law firm relating to these legal services aggregated $0.8 million, $0.3 million and $0.5 million in 2013, 2012 and 2011, respectively.

13.    Joint Ventures

CDI-Pycopsa
In 2008, the Company formed CDI—Pycopsa Ingeniería y Construcción, S. de R.L. de C.V. (CDI-Pycopsa), a joint venture with a Mexico-based construction and industrial maintenance company. In June 2009, CDI-Pycopsa began operations. The Company consolidates CDI-Pycopsa based on the Company’s controlling interest. As of December 31, 2013, the Company had a 67% ownership interest in CDI-Pycopsa and had invested an aggregate of approximately $0.6 million. CDI-Pycopsa had pre-tax income of $0.6 million, $1.2 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

CTQ Engineering LLC (CTQ)
In December 2006, the Company formed CTQ Engineering LLC (CTQ) with two engineering firms. Since July 2008, the Company has maintained a 50% ownership interest in CTQ. The Company accounts for its ownership interest in CTQ under the equity method of accounting based on its significant but non-controlling interest. The Company maintains a de minimis investment balance in CTQ.

14.    Reporting Segments
The Company has the following three reporting segments:

•
Global Engineering and Technology Solutions (GETS) - GETS provides engineering and information technology solutions for its clients that involve the production of deliverable work products or services performed at a CDI facility or at a client's facility under the supervision of CDI personnel. These solutions typically include analysis of a client's engineering or information technology needs and the development of a solution that generally ranges in duration from several months to multiple years. Depending on the industry, engineering services can include such functions as feasibility studies, technology assessment, conceptual design, cost estimating, preliminary design, execution planning, procurement optimization, detailed design, testing and validation of regulatory compliance, technology integration and operating and maintenance support. Information technology services can include assessments, execution of business application services, web development, service-desk support, quality assurance and testing and program management. GETS provides these solutions through a delivery model consisting of: centers of excellence, with concentrated skill sets required for larger, more complex projects; regional centers to service local needs of clients; client-centered offices to deliver site-specific services; and near-shore centers to leverage low-cost design resources.

•
Professional Services Staffing (PSS) - PSS provides skilled technical and professional personnel to its clients for discrete periods of time to augment the client's workforce in times of project, seasonal, peak period or business cycle needs. These engagements can range from several months to multiple years in duration. PSS also provides permanent placement services. PSS provides professional staffing services to targeted industries that include managed services and managed staffing programs, functional staffing outsourcing and business advisory services. PSS delivers these services through a delivery model that provides global staffing delivery focused on select engineering and technology skill sets and competencies. During 2013, 2012 and 2011, IBM accounted for approximately 19%, 20% and 21%, respectively, of the Company’s consolidated revenue. In December 2011, the Company and IBM executed a new Master Statement of Work effective as of December 31, 2011 with a term of three years. IBM may terminate the contract with or without cause at any time and has the option to extend the contract by an additional three years, in one-year increments.

•
Management Recruiters International, Inc. (MRI) - MRI is a global franchisor that does business as MRINetwork® and provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their clients. The MRI franchisees provide permanent placement services primarily under the brand names Management Recruiters®, Sales Consultants® and OfficeMates 5®. MRI also provides training and support, implementation services and back-office services to enable franchisees to pursue contract staffing opportunities.

For purposes of performance measurement, the Company charges certain expenses directly attributable to the reporting segments and allocates certain other expenses and support costs. Support costs consist principally of employee benefits administration, accounting support, IT services and shared service center costs. Operating and administrative expenses that are not directly attributable to the reporting segments are classified as corporate. Identifiable assets of the reporting segments exclude corporate assets. Corporate assets consist principally of all cash and cash equivalents, all current and deferred income tax assets, and certain corporate assets not directly associated with the reporting segments including certain property and equipment and certain prepaid expenses and other current assets and certain other non-current assets.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Reporting segment data is presented in the following table for the indicated periods:

	Year ended December 31,
	2013	2012	2011

Revenue:
GETS	$321,289	$325,046	$323,546
PSS	708,598	710,268	667,662
MRI	57,972	69,644	68,595
Total revenue	$1,087,859	$1,104,958	$1,059,803

Gross profit:
GETS	$89,801	$93,718	$96,808
PSS	89,546	94,185	95,569
MRI	27,294	31,506	32,924
Total gross profit	$206,641	$219,409	$225,301

Operating profit:
GETS (1), (2), (3)	$25,150	$25,725	$14,979
PSS (1), (4)	12,621	20,528	22,187
MRI (1)	8,549	10,201	9,468
Corporate (1)	(25,404)	(24,188)	(26,259)
Total operating profit	20,916	32,266	20,375
Other (expense) income, net	(268)	(251)	(245)
Income before income taxes	$20,648	$32,015	$20,130

(1)
In 2013 and 2011, the Company recorded pre-tax charges of $5.7 million and $8.1 million, respectively, to "Restructuring and other related costs" related to the 2013 and 2011 Restructuring Plans. The following table summarizes the amount of restructuring and other related costs recognized by reporting segment for the indicated periods:

	Year ended December 31,
	2013	2012	2011

GETS	$2,132	$—	$4,467
PSS	2,394	—	2,622
MRI	215	—	372
Corporate	975	—	639
Restructuring and other related costs	$5,716	$—	$8,100

(2)	In 2013, the Company's GETS segment recorded a $3.3 million benefit to "Operating and administrative expenses" related to the settlement of legal claims pursued by the Company.

(3)	In 2013, the Company's GETS segment recorded a $1.8 million benefit to "Operating and administrative expenses" related to the reduction of an acquisition-related earnout liability.

(4)	In 2011, the Company's PSS segment recorded a $9.7 million benefit to "Operating and administrative expenses" related to the successful legal appeal of the UK OFT matter.

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially from external clients.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Total depreciation and amortization by reporting segment is presented in the table below for the indicated periods:

	Year ended December 31,
	2013	2012	2011

Depreciation and amortization:
GETS	$5,730	$5,171	$5,761
PSS	893	840	1,210
MRI	415	538	400
Corporate	3,308	3,716	3,637
Total depreciation and amortization	$10,346	$10,265	$11,008

Reporting segment asset data is presented in the following table for the indicated periods:

	December 31,
	2013	2012

Assets:
GETS	$130,269	$142,428
PSS	168,786	150,795
MRI	28,098	29,044
Corporate	78,654	78,438
Total assets	$405,807	$400,705

Capital expenditure data by reporting segment is presented in the table below for the indicated periods:

	Year ended December 31,
	2013	2012	2011

Purchases of property and equipment:
GETS	$4,832	$4,082	$2,734
PSS	670	837	757
MRI	29	116	649
Corporate	1,998	1,190	1,518
Total purchases of property and equipment	$7,529	$6,225	$5,658

The Company is domiciled in the U.S. and its reporting segments (other than PSS) operate primarily in the U.S. and Canada. Revenue attributable to foreign countries is determined based on the client’s country of domicile. Revenue and fixed assets by geographic area are presented in the tables below for the indicated periods:

	Year ended December 31,
	2013	2012	2011

Revenue:
US	$824,228	$869,679	$889,671
Canada	162,252	144,089	99,541
UK	79,743	59,967	55,900
Other	21,636	31,223	14,691
Total revenue	$1,087,859	$1,104,958	$1,059,803

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

	December 31,
	2013	2012

Property and equipment, net:
US	$18,535	$19,902
Canada	221	301
UK	1,633	1,724
Other	139	163
Total property and equipment, net	$20,528	$22,090

15.    Selected Quarterly Financial Information (Unaudited)

The following is a summary of quarterly financial information for the indicated periods:

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$269,466	$263,363	$277,916	$277,114	$1,087,859
Gross profit	50,151	51,545	52,697	52,248	206,641
Operating and administrative expenses (1), (2)	45,238	46,303	45,751	42,717	180,009
Operating profit (1), (2), (3)	4,913	5,242	6,946	3,815	20,916
Income before income taxes	4,862	5,180	6,889	3,717	20,648
Net income	2,553	3,497	4,566	2,332	12,948
Net income attributable to CDI	2,491	3,438	4,528	2,427	12,884
Earnings per common share:
Basic	$0.13	$0.18	$0.23	$0.13	$0.66
Diluted	$0.13	$0.17	$0.23	$0.12	$0.65

(1)	In the fourth quarter of 2013, the Company recorded a $3.3 million benefit to "Operating and administrative expenses" related to the settlement of legal claims pursued by the Company.

(2)
In 2013, the Company's GETS segment recorded a $1.8 million benefit to "Operating and administrative expenses" related to the reduction of an acquisition-related earnout liability (by quarter: first $0.3 million, second $0.4 million, third $0.5 million and fourth $0.6 million.)

(3)	In the fourth quarter of 2013, the Company recorded a $5.7 million charge to "Restructuring and other related costs" related to the 2013 Restructuring Plan.

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$280,627	$274,398	$279,390	$270,543	$1,104,958
Gross profit	55,685	55,528	54,720	53,476	219,409
Operating and administrative expenses	48,296	47,664	45,711	45,472	187,143
Operating profit	7,389	7,864	9,009	8,004	32,266
Income before income taxes	7,351	7,784	8,962	7,918	32,015
Net income	3,914	5,071	5,406	5,042	19,433
Net income attributable to CDI	3,823	4,952	5,349	4,992	19,116
Earnings per common share:
Basic	$0.20	$0.26	$0.27	$0.26	$0.99
Diluted	$0.20	$0.25	$0.27	$0.25	$0.97

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in this Form 10-K Report is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework (1992).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited and issued its report on effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which is included herein.

(c) Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CDI Corp.:

We have audited CDI Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CDI Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CDI Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CDI Corp. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the years in the three-year period ended December 31, 2013, and our report dated March 6, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 6, 2014

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

The Company has adopted a Code of Conduct that applies to all of the Company’s employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This Code of Conduct is available on the Company’s website at www.cdicorp.com, or may be obtained free of charge by making a written request addressed to the Company’s Vice President of Investor Relations. The Company will disclose on its website amendments to, and, if any are granted, waivers of, its Code of Conduct for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Information related to executive compensation is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Information related to security ownership of certain beneficial owners and management and related stockholders matters is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the Company’s fiscal year.

Equity Compensation Plan Information
The following table provides information as of December 31, 2013 regarding shares of the Company’s common stock that may be issued under the CDI Corp. Amended and Restated 2004 Omnibus Stock Plan (the "Restated Omnibus Plan”). The Restated Omnibus Plan amended and restated the CDI Corp. 2004 Omnibus Stock Plan and eliminated prospective participation in the CDI Corp. Stock Purchase Plan. See Note 7 - Stock-Based Compensation, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report, for further information related to these equity compensation plans.ts

(in thousands, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
	A	B		C

Equity compensation plans approved by security holders (a)	821	$15.53	(b)	2,143
Equity compensation plans not approved by security holders	—	—		—
Total	821	$15.53		2,143

(a)
As of December 31, 2013, 108 thousand shares would have been issuable to participants upon exercise of Stock Appreciation Rights (SARs) under the Restated Omnibus Plan. Holders of SARs can, upon vesting, receive shares of CDI common stock having a value equal to any appreciation in the market price of the stock on the date of exercise over the market price on the date of grant. Based on the market price of CDI common stock on December 31, 2013 of $18.53, the market price exceeded the exercise price for 297 thousand of the 493 thousand SARs outstanding as of December 31, 2013 under the Restated Omnibus Plan. The weighted-average appreciation of these SARs was $6.73.

As of December 31, 2013, 260 thousand shares would have been issuable to participants upon exercise of Stock Options under the Restated Omnibus Plan. Employee stock options generally vest ratably over a five year period and expire seven years from the date of grant.
As of December 31, 2013, 379 thousand shares of Time-Vested Deferred Stock (TVDS) were outstanding and held by various employees and directors. For most employees, the shares of TVDS generally vest ratably over five years and will generally be forfeited prior to vesting if the holder’s employment with the Company ends prior to the applicable vesting date. For directors, the shares of TVDS vest on the third anniversary of the date of grant.

As of December 31, 2013, 42 thousand shares of performance-based share awards were outstanding under the Restated Omnibus Plan, vesting at various times over the course of the next two to five years if the applicable performance goals are met. The fair value of a performance-based share award is determined and the number of shares of common stock to be awarded is fixed on the date of grant.
As of December 31, 2013, 32 thousand SPP units outstanding. Upon vesting, the holders are entitled to receive an equal number of shares of CDI common stock under the Restated Omnibus Plan.

(b)
The weighted-average exercise price relates to outstanding SARs and Stock Options. Not included in the calculation of the weighted-average exercise price were shares of CDI common stock issuable under the Stock Purchase Plan, shares of TVDS and shares of performance-based share awards.

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
The consolidated balance sheets of the Registrant as of December 31, 2013 and 2012, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the years ended December 31, 2013, 2012 and 2011, the footnotes thereto, and the reports of KPMG LLP, independent registered public accounting firm, are filed herewith.

(b)	Financial Statement Schedules:
All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(c)	Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Articles of Incorporation of the Registrant, as amended effective December 11, 2007	10-K	001-05519	3.1	3/7/2008
3.2	Bylaws of the Registrant, as amended effective December 11, 2007	10-K	001-05519	3.2	3/7/2008
10.1	Credit Agreement dated November 30, 2012 among Bank of America, N.A. (along with certain other lenders) and the Registrant (along with certain of its subsidiaries)	8-K	001-05519	10.1	12/4/2012
10.2*	CDI Corp. Amended and Restated 2004 Omnibus Stock Plan	Def. Proxy Stmt. (14A)	001-05519	Appendix A	4/4/2012
10.3*	CDI Corp. Stock Purchase Plan for Management Employees and non-Employee Directors, as amended and restated effective May 17, 2011	10-Q	001-05519	10.3	8/5/2011
10.4*	CDI Corporation Deferred Compensation Plan	10-K	001-05519	—	3/31/2005
10.5*	Executive Severance Program applicable to executive officers of the Registrant	10-K	001-05519	10.12	3/11/2009
10.6*	Executive Stock Purchase Opportunity Program approved by the Board of Directors of the Registrant on March 9, 2006	8-K	001-05519	10.1	3/15/2006
10.7*	Form of Stock Appreciation Rights Agreement	8-K	001-05519	10.1	6/6/2005
10.8*	Form of Stock Appreciation Rights Agreement	8-K	001-05519	10.1	6/30/2006
10.9*	Form of Time-Vested Stock Agreement	8-K	001-05519	10.2	6/30/2006
10.10*	Changes to the Directors' Compensation Arrangements, approved by the Board of Directors on June 11, 2007 and effective on July 18, 2007	10-Q	001-05519	10	8/3/2007
10.11*	Form of Director's Time-Vested Deferred Stock Award	10-Q	001-05519	10.a	11/7/2007
10.12*	Employment Agreement between CDI Corporation and Brian D. Short effective March 16, 2009, and offer letter dated February 11, 2009 from CDI Corporation to Brian D. Short	10-Q	001-05519	10.2	8/6/2009
10.13*	Policy on Cash Bonus Awards and Equity Awards “Clawback”	10-K	001-05519	10.37	3/2/2010
10.14*	Form of Stock Appreciation Rights Agreement for 2010 grants	10-Q	001-05519	10.1	11/5/2010
10.15*	Form of Time-Vested Deferred Stock Agreement for 2010 awards	10-Q	001-05519	10.2	11/5/2010
10.16*	Form of Performance-Contingent Deferred Stock Agreement for 2010 awards	10-Q	001-05519	10.3	11/5/2010
10.17*	Employment Agreement dated January 10, 2011 between the Registrant and Paulett Eberhart	8-K	001-05519	10.1	1/14/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.18*	2011 CEO Cash Bonus Plan	Def. Proxy Stmt. (14A)	001-05519	Appendix A	4/19/2011
10.19*	Employment and Consulting Agreement dated as of February 15, 2009 between CDI Corporation and Robert J. Giorgio. and Amendment to Employment Agreement between CDI Corporation and Robert J. Giorgio effective as of December 16, 2010	10-Q	001-05519	10.1	8/5/2011
10.20*	Offer letter dated May 18, 2011 and Employment Agreement dated May 31, 2011 between CDI Corporation and Phillip L. Clark	10-Q	001-05519	10.2	8/5/2011
10.21*	Offer Letter dated August 15, 2011 from CDI Corporation to Robert M. Larney	8-K	001-05519	10.1	8/31/2011
10.22*	Employment Agreement effective August 30, 2011 between CDI Corporation and Robert M. Larney	8-K	001-05519	10.2	8/31/2011
10.23*	Form of Non-Qualified Option Agreement for 2012 awards to executive officers	8-K	001-05519	10.1	11/7/2012
10.24*	Form of Performance Shares Agreement for 2012 awards to executive officers	8-K	001-05519	10.2	11/7/2012
10.25*	Form of 2012 Executive Incentive Program Overview distributed to executive officers	10-Q	001-05519	10.1	10/31/2012
10.26*	Second Amendment to Employment Agreement between CDI Corporation and Robert J. Giorgio dated December 31, 2012	10-K	001-05519	10.33	3/1/2013
10.27	Technical Services Agreement dated as of July 24, 2009 between CDI Corporation and International Business Machines Corporation	10-K	001-05519	10.34	3/1/2013
10.28	Predominant Supplier Attachment to the Technical Services Statement of Work between CDI Corporation and International Business Machines Corporation effective as of July 1, 2008	10-Q	001-05519	10.3	8/8/2008
10.29	Master Statement of Work between CDI Corporation and International Business Machines Corporation effective as of December 31, 2011	8-K	001-05519	10.1	12/22/2011
10.30*	Offer Letter dated December 1, 2011 from CDI Corporation to Stuart Batchelor	10-Q	001-05519	10.1	8/2/2013
10.31*	Service Agreement dated December 3, 2011 between CDI AndersElite Limited and Stuart Batchelor	10-Q	001-05519	10.2	8/2/2013
10.32*	Letter agreement dated February 28, 2013 between CDI Corporation and Stuart Batchelor, amending the Service Agreement with Stuart Batchelor	10-Q	001-05519	10.3	8/2/2013
10.33*	Offer Letter dated July 23, 2013 from CDI Corporation to William J. Wasilewski	10-Q	001-05519	10.1	11/1/2013
10.34*	Employment Agreement between CDI Corporation and William J. Wasilewski effective August 19, 2013	10-Q	001-05519	10.2	11/1/2013
10.35*	Third Amendment to Employment and Consulting Agreement between CDI Corporation and Robert J. Giorgio executed on September 19, 2013	10-Q	001-05519	10.3	11/1/2013
10.36*	Form of 2013 Executive Incentive Program Overview distributed to executive officers	10-Q	001-05519	10.4	11/1/2013
21	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

101* *
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes a management contract or compensatory plan or arrangement.

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

CDI Corp.
Date:	March 6, 2014	By:	/s/ Robert M. Larney
Robert M. Larney
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ H. Paulett Eberhart	By:	/s/ Anna M. Seal	By:	/s/ Lawrence C. Karlson
	H. Paulett Eberhart		Anna M. Seal		Lawrence C. Karlson
	President, Chief		Director		Director
	Executive Officer and Director	Date:	March 6, 2014	Date:	March 6, 2014
(Principal Executive Officer)
Date:	March 6, 2014

By:	/s/ Robert M. Larney	By:	/s/ Michael J. Emmi	By:	/s/ Ronald J. Kozich
	Robert M. Larney		Michael J. Emmi		Ronald J. Kozich
	Executive Vice President		Director		Director
	and Chief Financial Officer	Date:	March 6, 2014	Date:	March 6, 2014
(Principal Financial Officer)
Date:	March 6, 2014

By:	/s/ Thomas M. Walsh	By:	/s/ Walter R. Garrison	By:	/s/ Barton J. Winokur
	Thomas M. Walsh		Walter R. Garrison		Barton J. Winokur
	Chief Accounting Officer		Director		Director
	(Principal Accounting Officer)	Date:	March 6, 2014	Date:	March 6, 2014
Date:	March 6, 2014

By:	/s/ Albert E. Smith
Albert E. Smith
Director
Date:	March 6, 2014