Form 10-Q
period 2014-03-31
CDI CORP
filed 2014-05-07
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2014
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The number of shares outstanding of each of the registrant's classes of common stock as of May 5, 2014 was as follows:

Common stock, $0.10 par value: Class B common stock, $0.10 par value:	19,534,536 Shares None

CDI CORP.
Form 10-Q
For the Quarterly Period Ended March 31, 2014

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategies for growth and future financial results (such as revenue, gross profit, operating profit, cash flow, and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by clients in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our clients' capital projects or the inability of our clients to pay our fees; the inability to successfully execute on our chief executive officer leadership transition, strategic plan or restructuring announced in December 2013; the termination of a major client contract or project; delays or reductions in U.S. government spending; credit risks associated with our clients; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on client contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about some of these and other risks and uncertainties may be found in our filings with the SEC, particularly in the “Risk Factors” section in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.
Unless the context otherwise requires, all references herein to “CDI,” the "Registrant,” the "Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$6,157	$45,479
Accounts receivable, net of allowances of $2,990 and $2,893	267,042	230,613
Prepaid expenses and other current assets	13,927	8,033
Prepaid income taxes	2,437	2,378
Deferred income taxes	3,601	4,724
Total current assets	293,164	291,227
Property and equipment, net of accumulated depreciation of $84,366 and $82,512	20,473	20,528
Deferred income taxes	5,153	5,260
Goodwill	62,434	62,280
Other intangible assets, net	14,783	15,157
Other non-current assets	10,666	11,355
Total assets	$406,673	$405,807

Liabilities and Equity
Current liabilities:
Short-term borrowings	$10,295	$2,812
Accounts payable	29,813	38,019
Accrued compensation and related expenses	50,667	46,123
Other accrued expenses and other current liabilities	14,181	16,037
Income taxes payable	832	245
Total current liabilities	105,788	103,236
Deferred compensation	8,649	9,393
Deferred income tax	3,697	2,994
Other non-current liabilities	4,856	5,010
Total liabilities	122,990	120,633
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 21,997 and 21,958 shares	2,200	2,196
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	70,429	70,104
Retained earnings	264,708	265,207
Accumulated other comprehensive loss	(2,037)	(712)
Common stock in treasury, at cost - 2,463 shares	(52,487)	(52,487)
Total CDI shareholders' equity	282,813	284,308
Noncontrolling interest	870	866
Total equity	283,683	285,174
Total liabilities and equity	$406,673	$405,807

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenue	$276,272	$269,466
Cost of services	225,509	219,315
Gross profit	50,763	50,151
Operating and administrative expenses	45,708	45,238
Restructuring and other related costs	370	—
Operating profit	4,685	4,913
Other income (expense), net	(82)	(51)
Income before income taxes	4,603	4,862
Income tax expense	2,562	2,309
Net income	2,041	2,553
Less: Income attributable to the noncontrolling interest	4	62
Net income attributable to CDI	$2,037	$2,491

Earnings per common share:
Basic	$0.10	$0.13
Diluted	$0.10	$0.13

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net income	$2,041	$2,553
Other comprehensive income:
Foreign currency translation adjustments	(1,325)	(2,171)
Total comprehensive income	716	382
Less: Comprehensive income attributable to the noncontrolling interest	4	110
Total comprehensive income attributable to CDI	$712	$272

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Operating activities:
Net income	$2,041	$2,553
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,316	2,154
Amortization	374	407
Deferred income taxes	1,905	332
Share-based compensation	575	770
Gain on disposal of assets, net	(1)	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	(38,258)	(15,778)
Prepaid expenses and other current assets	(5,763)	(2,665)
Accounts payable	(7,114)	(8,599)
Accrued expenses and other current liabilities	2,703	595
Income taxes prepaid/payable	387	(1,345)
Other non-current assets	274	322
Deferred compensation	(35)	(34)
Other non-current liabilities	(157)	(324)
Net cash used in operating activities	(40,753)	(21,620)

Investing activities:
Additions to property and equipment	(2,296)	(1,093)
Other	46	34
Net cash used in investing activities	(2,250)	(1,059)

Financing activities:
Dividends paid to shareholders	(2,536)	—
Borrowings on credit facility	34,130	18,632
Repayments on credit facility	(26,655)	(21,161)
Common shares withheld for taxes	(361)	(476)
Change in book overdraft	(1,054)	613
Excess tax benefit from share-based compensation awards	101	73
Net cash provided by (used in) financing activities	3,625	(2,319)

Effect of exchange rate changes on cash and cash equivalents	56	(238)
Net decrease in cash and cash equivalents	(39,322)	(25,236)
Cash and cash equivalents at beginning of period	45,479	43,652
Cash and cash equivalents at end of period	$6,157	$18,416

Supplemental disclosure of cash flow information:
Cash paid for interest	$33	$28
Cash paid for income taxes, net	$112	$3,220

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total CDI Share-holders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

December 31, 2012	21,822	$2,182	$(52,487)	$67,863	$259,912	$1,501	$278,971	$809	$279,780
Net income	—	—	—	—	2,491	—	2,491	62	2,553
Translation adjustments	—	—	—	—	—	(2,219)	(2,219)	48	(2,171)
Share-based compensation expense	—	—	—	770	—	—	770	—	770
Share-based compensation tax shortfall, net	—	—	—	(50)	—	—	(50)	—	(50)
Reclassification of equity awards from liabilities, net	—	—	—	96	—	—	96	—	96
Vesting of equity awards	83	8	—	(8)	—	—	—	—	—
Common shares withheld for taxes	(28)	(2)	—	(474)	—	—	(476)	—	(476)
March 31, 2013	21,877	$2,188	$(52,487)	$68,197	$262,403	$(718)	$279,583	$919	$280,502

December 31, 2013	21,958	$2,196	$(52,487)	$70,104	$265,207	$(712)	$284,308	$866	$285,174
Net income	—	—	—	—	2,037	—	2,037	4	2,041
Translation adjustments	—	—	—	—	—	(1,325)	(1,325)	—	(1,325)
Share-based compensation expense	—	—	—	575	—	—	575	—	575
Reclassification of equity awards from liabilities, net	—	—	—	115	—	—	115	—	115
Vesting and exercise of equity awards	59	6	—	(6)	—	—	—	—	—
Common shares withheld for taxes	(20)	(2)	—	(359)	—	—	(361)	—	(361)
Cash dividends declared ($0.13 per common share)	—	—		—	(2,536)	—	(2,536)	—	(2,536)
March 31, 2014	21,997	$2,200	$(52,487)	$70,429	$264,708	$(2,037)	$282,813	$870	$283,683

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

On March 31, 2014, the Company announced that Paulett Eberhart, President and Chief Executive Officer (CEO), departed the Company upon completion of her contract and entered into an agreement to perform consulting services through the end of 2014; and Robert Larney, CDI’s Chief Financial Officer, agreed to act as interim President and CEO while the Board of Directors conducts an executive search for a permanent replacement.

2.	Principles of Consolidation and Basis of Presentation

Principles of Consolidation - The consolidated financial statements include the accounts of CDI Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation - The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (GAAP), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (SEC) for interim financial reporting. These statements should be read in conjunction with the Company's Form 10-K filed with the SEC on March 6, 2014. Results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the full year.

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

Reclassifications - For comparative purposes, certain amounts have been reclassified to conform to the current period presentation. On December 30, 2013, the Company announced that it would undertake a corporate realignment (See Note 6-Restructuring and Other Related Costs, in the notes to the consolidated financial statements included in this Form 10-Q Report). As a result of this realignment, certain support functions that were previously centrally managed under a matrix structure and subsequently allocated based on revenue to the reporting segments; including sales, business development, finance, legal, communications, human resources and information systems; have either been moved directly into the reporting segments or allocated to the reporting segments under an activity-based method that aligns with how the Company now manages and monitors performance of its businesses post-realignment. Historical segment financial information has been reclassified to reflect the realignment of the Company's reporting segments. (See Note 11-Reporting Segments, in the notes to the consolidated financial statements included in this Form 10-Q Report).

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists (ASU 2013-11). With certain exceptions, ASU 2013-11 requires entities to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for interim and annual periods beginning after December 15, 2013 on either a prospective or retrospective basis with early adoption permitted. The adoption of this guidance on a prospective basis did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

In March 2013, the FASB issued ASU No. 2013-05 Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 clarifies when to release the cumulative translation adjustment into net income for transactions involving the disposition of some or all of an investment or a business combination achieved in stages (step acquisitions). The amendments are effective prospectively for interim and annual periods beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements as of March 31, 2014 Using
	Fair Value Measurements as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual funds:
Bond	$1,768	$1,768	$—	$—
Large cap	2,645	2,645	—	—
International	1,312	1,312	—	—
Mid cap	587	587	—	—
Small cap	638	638	—	—
Balanced	332	332	—	—
Money market funds	1,242	1,242	—	—
Total assets (1)	$8,524	$8,524	$—	$—

(1)
As of March 31, 2014, $0.4 million and $8.1 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

		Fair Value Measurements as of December 31, 2013 Using
	Fair Value Measurements as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual funds:
Bond	$1,495	$1,495	$—	$—
Large cap	2,925	2,925	—	—
International	1,227	1,227	—	—
Mid cap	750	750	—	—
Small cap	738	738	—	—
Balanced	348	348	—	—
Money market funds	1,512	1,512	—	—
Total assets (1)	$8,995	$8,995	$—	$—

(1)
As of December 31, 2013, $0.3 million and $8.7 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

5.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2013				March 31, 2014
	Gross Balance	Accumulated Impairment Losses	Additions	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$35,713	$(164)	$—	$—	$35,713	$(164)
PSS	47,075	(30,057)	—	126	46,641	(29,497)
MRI	16,765	(7,052)	—	28	16,871	(7,130)
Total goodwill	$99,553	$(37,273)	$—	$154	$99,225	$(36,791)

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

The following tables summarize the changes in the Company's carrying value of other intangible assets during the indicated periods:

	December 31, 2013				March 31, 2014
	Gross Balance	Accumulated Amortization	Additions	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Client relationships	$11,960	$(4,625)	$—	$(234)	$11,960	$(4,859)
Trademarks	5,200	(440)	—	(85)	5,200	(525)
Developed technology	460	(276)	—	(23)	460	(299)
Non-compete	150	(105)	—	(8)	150	(113)
Reacquired franchise rights	972	(304)	—	(24)	972	(328)
Total intangible assets subject to amortization	18,742	(5,750)	—	(374)	18,742	(6,124)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	2,165	—
Total other intangible assets	$20,907	$(5,750)	$—	$(374)	$20,907	$(6,124)

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

6.	Restructuring and Other Related Costs

In December 2013, the Company announced that it will undertake a corporate restructuring in the first quarter of 2014 (the “2013 Restructuring Plan”) to improve operational effectiveness and further optimize the Company's cost structure. The 2013 Restructuring Plan included a workforce reduction and the consolidation of facilities and is expected to be completed during 2014. Substantially all payments are expected to be made during 2014 with certain payments related to the consolidation of facilities expected through 2019. Additional charges of approximately $0.4 million to $2.3 million are expected to be recognized through the remainder of 2014 related to the consolidation of facilities that include estimates for remaining lease obligations less sub-lease proceeds, facility relocation and related costs.

The following table summarizes the provision, activity and balances related to the Restructuring Plan by cost type for the indicated periods:

	Employee severance and related costs	Real estate exit and related costs	Asset write-offs	Accrued restructuring liability

Balance as of December 31, 2013	$4,568	$769	$—	$5,337
Cash payments	(1,169)	(88)	—	(1,257)
Charges	37	303	30	370
Non cash	—	—	(30)	(30)
Balance as of March 31, 2014	$3,436	$984	$—	$4,420

The consolidated balance sheets as of March 31, 2014 and December 31, 2013 include $3.8 million and $4.7 million in “Other accrued expenses and other current liabilities”, and $0.6 million and $0.6 million in "Other non-current liabilities", respectively.

7.	Short-Term Borrowings

On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited (each a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”). The Credit Agreement established a $75.0 million revolving line of credit facility (including a $5.0 million UK overdraft facility) that expires on November 29, 2017. The Company intends to repay borrowings under the Credit Agreement within twelve months of borrowing and as a result has recorded these borrowings in "Short-term borrowings" in the consolidated balance sheets. Borrowings under this line of credit may be used by the Company and the other Borrowers for general business purposes or for letters of credit.

As of March 31, 2014, the Company had $10.3 million of borrowings, letters of credit outstanding of $3.1 million and $61.6 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2014. Interest was payable at rates ranging from 1.40% to 1.96% per annum for outstanding borrowings as of March 31, 2014. As of March 31, 2014, the Company had an unsecured $0.4 million letter of credit outstanding under an agreement with TD Bank, N.A. that expires on July 1, 2014.

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
The effective tax rates for the three months ended March 31, 2014 and 2013 were 55.7% and 47.5%, respectively. During the three months ended March 31, 2014, the Company recorded a $0.5 million charge for the write-off of deferred tax assets related to the forfeiture of the outstanding equity awards due to the separation of the CEO.

10.	Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Three months ended
	March 31,
	2014	2013

Numerator:
Net income attributable to CDI	$2,037	$2,491
Denominator:
Basic weighted-average shares	19,507	19,378
Dilutive effect of share-based awards	296	345
Diluted weighted-average shares	19,803	19,723
Earnings per common share:
Basic	$0.10	$0.13
Diluted	$0.10	$0.13

There were 405 thousand shares and 375 thousand shares excluded from the computation of EPS for the three months ended March 31, 2014 and 2013, respectively, because their inclusion would have been anti-dilutive.

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

•
Professional Staffing Services (PSS) - PSS provides skilled technical and professional personnel to its clients for discrete periods of time to augment the client's workforce in times of project, seasonal, peak period or business cycle needs. These engagements can range from several months to multiple years in duration. PSS also provides permanent placement services. PSS provides professional staffing services to targeted industries that include managed services and managed staffing programs, functional staffing outsourcing and business advisory services. PSS delivers these services through a delivery model that provides global staffing delivery focused on select engineering and technology skill sets and competencies.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment operations data is presented in the following table for the indicated periods:

	Three Months Ended
	March 31,
	2014	2013

Revenue:
GETS	$82,254	$78,037
PSS	180,139	177,108
MRI	13,879	14,321
Total revenue	$276,272	$269,466

Gross profit:
GETS	$22,400	$21,524
PSS	21,946	22,270
MRI	6,417	6,357
Total gross profit	$50,763	$50,151

Operating profit:
GETS (1)	$1,556	$1,880
PSS (1)	6,145	6,165
MRI	1,260	1,629
Corporate (2)	(4,276)	(4,761)
Total operating profit	4,685	4,913
Other income (expense), net	(82)	(51)
Income before income taxes	$4,603	$4,862

(1)
During the three months ended March 31, 2014, the Company recorded pre-tax charges of $0.4 million, to "Restructuring and other related costs" related to the 2013 Restructuring Plan. The following table summarizes the amount of restructuring and other related costs recognized by reporting segment for the indicated periods:

	Three Months Ended
	2014
	2014	2013

GETS	$333	$—
PSS	37	—
MRI	—	—
Corporate	—	—
Restructuring and other related costs	$370	$—

(2)
In the first quarter of 2014, the Company recorded an aggregate $0.9 million after tax charge to net income related to the separation of the CEO that is comprised of a $0.7 million pre-tax charge ($0.4 million after tax) to operations associated with the CEO's separation arrangement and an additional $0.5 million charge to income tax expense for the write-off of deferred tax assets related to the forfeiture of outstanding equity awards.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment asset data is presented in the following table for the indicated periods:

	March 31,	December 31,
	2014	2013

Assets:
GETS	$135,392	$130,269
PSS	200,239	168,786
MRI	29,985	28,098
Corporate	41,057	78,654
Total assets	$406,673	$405,807

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
The Company operates through its three reporting segments: Global Engineering and Technology Solutions (GETS), Professional Staffing Services (PSS) and Management Recruiters International (MRI). GETS provides engineering and information technology solutions for its clients that involve the production of deliverable work products or services performed at a CDI facility or at a client's facility under the supervision of CDI personnel. PSS provides skilled technical and professional personnel to its clients for discrete periods of time to augment the client's workforce in times of project, seasonal, peak period or business cycle needs. MRI is a global franchisor that provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their clients.
The Company's strategic growth plan includes focusing on high-potential growth opportunities in the strategic industry verticals and selective expansion of the Company's geographic footprint to meet the global needs of the Company's core clients.
First Quarter 2014 Overview
Revenue during the first quarter of 2014 increased by $6.8 million or 2.5% as compared to the first quarter of 2013 due primarily to increases in GETS and PSS. Gross profit increased by $0.6 million primarily due to the increases in revenue, partially offset by a shift in mix to lower margin business within GETS and PSS. Operating and administrative expenses remained relatively flat. Operating profit decreased slightly to $4.7 million during the first quarter of 2014 as compared to $4.9 million during the first quarter of 2013. Net income attributable to CDI decreased to $2.0 million during the first quarter of 2014 as compared to $2.5 million in the first quarter of 2013. Excluding the impact of the CEO separation costs detailed below and the restructuring charges, both operating profit and net income attributable to CDI increased in 2014 compared to 2013.

On March 31, 2014, the Company announced that Paulett Eberhart, President and Chief Executive Officer (CEO), departed the Company upon completion of her contract and entered into an agreement to perform consulting services through the end of 2014; and Robert Larney, CDI’s Chief Financial Officer, agreed to act as interim President and CEO while the Board of Directors conducts an executive search for a permanent replacement. In the first quarter of 2014, the Company recorded an aggregate $0.9 million after tax charge to net income related to the separation of the CEO that is comprised of a $0.7 million pre-tax charge ($0.4 million after tax) to operations associated with the CEO's separation arrangement and an additional $0.5 million charge to income tax expense for the write-off of deferred tax assets related to the forfeiture of outstanding equity awards.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations

Consolidated Discussion

Three months ended March 31, 2014 as compared to the three months ended March 31, 2013

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$82,254	29.8%	$78,037	29.0%	$4,217	5.4%
PSS	180,139	65.2	177,108	65.7	3,031	1.7
MRI	13,879	5.0	14,321	5.3	(442)	(3.1)
Total Revenue	$276,272	100.0	$269,466	100.0	$6,806	2.5
Gross profit	$50,763	18.4	$50,151	18.6	$612	1.2
Operating and administrative expenses (1)	$45,708	16.5	$45,238	16.8	$470	1.0
Restructuring and other related costs	$370	0.1	$—	—	$370	NM
Operating profit	$4,685	1.7	$4,913	1.8	$(228)	(4.6)
Net income attributable to CDI (1)	$2,037	0.7	$2,491	0.9	$(454)	(18.2)
Effective income tax rate	55.7%		47.5%
Pre-tax return on net assets (2)	7.6%		11.6%

(1)
In the first quarter of 2014, the Company recorded an aggregate $0.9 million after tax charge to net income related to the CEO separation that is comprised of a $0.7 million pre-tax charge ($0.4 million after tax) to operations associated with the CEO's separation arrangement and an additional $0.5 million charge to income tax expense for the write-off of deferred tax assets related to the forfeiture of outstanding equity awards.

(2)
Income (loss) before income taxes for the year, divided by the average net assets at the beginning and end of the year for the prior 12 consecutive months. Net assets include total assets minus total liabilities excluding cash and cash equivalents, income tax accounts and debt.

NM - Not meaningful.
Revenue increased for the first quarter of 2014 as compared to the first quarter of 2013 due to increases in GETS and PSS, partially offset by a decrease in MRI. GETS revenue increased primarily due to increased growth in the AIE and OGC verticals, partially offset by reductions in government services and infrastructure spending in the "Other" industry vertical. PSS revenue increased primarily due to increased demand for pipeline-related inspection, maintenance and site services in the OGC vertical and to a lesser extent increases in the "Other" and AIE industry verticals, partially offset by reduced staffing at a large client in the Hi-Tech vertical. MRI's revenue decreased primarily due to lower contract staffing revenue and lower permanent placement royalty revenue.
Gross profit increased for the first quarter of 2014 as compared to the first quarter of 2013 primarily due to the increases in revenue partially offset by a shift in mix to lower margin business within GETS and PSS. Gross margin decreased primarily due to the shift in mix to lower margin business within GETS and PSS.
Operating profit decreased slightly for the first quarter of 2014 as compared to the first quarter of 2013. Excluding the $0.7 million pre-tax charge for the CEO separation and the $0.4 million restructuring charge, operating profit increased in 2014 compared to 2013.
The effective income tax rates for both periods were impacted by immaterial discrete items and the mix of domestic and foreign pre-tax income and losses with no tax benefit that had a significant impact on the effective income tax rates due to the levels of pre-tax income for both periods. The first quarter of 2014 included the $0.5 million charge for the write-off of deferred tax assets related to the forfeiture of the outstanding equity awards of the CEO.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses were $4.3 million for the first quarter of 2014 compared to $4.8 million for the first quarter of 2013. Included in corporate expenses for the first quarter of 2014 is a $0.7 million pre-tax charge related to the CEO separation.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Global Engineering and Technology Solutions (GETS)

Three months ended March 31, 2014 as compared to the three months ended March 31, 2013

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$32,543	39.6%	$29,650	38.0%	$2,893	9.8%
Aerospace and Industrial Equipment (AIE)	19,846	24.1	16,869	21.6	2,977	17.6
Hi-Tech	7,910	9.6	7,621	9.8	289	3.8
Other	21,955	26.7	23,897	30.6	(1,942)	(8.1)
Total revenue	82,254	100.0	78,037	100.0	4,217	5.4
Cost of services	59,854	72.8	56,513	72.4	3,341	5.9
Gross profit	22,400	27.2	21,524	27.6	876	4.1
Operating and administrative expenses	20,511	24.9	19,644	25.2	867	4.4
Restructuring and other related costs	333	0.4	—	—	333	NM
Operating profit	$1,556	1.9	$1,880	2.4	$(324)	(17.2)

NM - Not meaningful.

Revenue increased during the first quarter of 2014 as compared to the first quarter of 2013 primarily due to the increase in revenue in the AIE and OGC industry verticals, partially offset by the decrease in the "Other" industry vertical. The increase in AIE revenue is primarily due to increased demand by commercial aviation clients. The increase in OGC revenue is primarily due to increased demand by chemical, refinery and pipeline clients. The decrease in the "Other" industry vertical revenue is primarily due to reduced spending by the U.S. Federal government due to sequestration and ongoing reduced state and local government spending on infrastructure engineering activities.

Gross profit increased for the first quarter of 2014 as compared to the first quarter of 2013 primarily due to the increase in revenue partially offset by a shift in mix to lower margin business. Gross profit margin decreased for the first quarter of 2014 as compared to the first quarter of 2013 primarily due to a shift in mix from the higher margin infrastructure and government services business to the lower margin OGC and AIE industry verticals.

Operating and administrative expenses increased during the first quarter of 2014 as compared to the first quarter of 2013 primarily due to the increase in business volume in the first quarter of 2014 and the reduction of an acquisition-related earnout liability in the first quarter of 2013.

Operating profit decreased for the first quarter of 2014 as compared to the first quarter of 2013 primarily due to the restructuring charges during the first quarter of 2014.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Staffing Services (PSS)

Three months ended March 31, 2014 as compared to the three months ended March 31, 2013

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$45,063	25.0%	$33,342	18.8%	$11,721	35.2%
Aerospace and Industrial Equipment (AIE)	19,917	11.1	18,917	10.7	1,000	5.3
Hi-Tech	60,134	33.4	71,994	40.6	(11,860)	(16.5)
Other	55,025	30.5	52,855	29.8	2,170	4.1
Total revenue	180,139	100.0	177,108	100.0	3,031	1.7
Cost of services	158,193	87.8	154,838	87.4	3,355	2.2
Gross profit	21,946	12.2	22,270	12.6	(324)	(1.5)
Operating and administrative expenses	15,764	8.8	16,105	9.1	(341)	(2.1)
Restructuring and other related costs	37	—	—	—	37	NM
Operating profit	$6,145	3.4	$6,165	3.5	$(20)	(0.3)

NM - Not meaningful.

Revenue increased for the first quarter of 2014 as compared to the first quarter of 2013 due to the increase in revenue primarily in the OGC and "Other" industry vertical partially offset by a decrease in the Hi-Tech industry vertical. OGC revenue growth is primarily due to increased demand for pipeline-related inspection, maintenance and site services at existing clients. Revenue in the "Other" industry vertical increased primarily due to the growth in the UK region, partially offset by a decrease in non-program staffing in North America. Revenue in Hi-Tech declined primarily due to reduced staffing at a large existing client.

Gross profit decreased for the first quarter of 2014 as compared to the first quarter of 2013 primarily due to the decrease in Hi-Tech revenue and non-program staffing revenue in North America. Gross margin decreased primarily due to a shift in mix to lower margin program staffing revenue in OGC.

Operating and administrative expenses decreased slightly during the first quarter of 2014 as compared to the first quarter of 2013.

Operating profit remained flat as the increase in revenue was predominantly offset by decreased margins for the first quarter of 2014 as compared to the first quarter of 2013.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI)

Three months ended March 31, 2014 as compared to the three months ended March 31, 2013

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$11,072	79.8%	$11,236	78.5%	$(164)	(1.5)%
Royalties and Franchise Fees	2,807	20.2	3,085	21.5	(278)	(9.0)
Total revenue	13,879	100.0	14,321	100.0	(442)	(3.1)
Cost of services	7,462	53.8	7,964	55.6	(502)	(6.3)
Gross profit	6,417	46.2	6,357	44.4	60	0.9
Operating and administrative expenses	5,157	37.2	4,728	33.0	429	9.1
Operating profit	$1,260	9.1	$1,629	11.4	$(369)	(22.7)

Revenue decreased for the first quarter of 2014 as compared to the first quarter of 2013 primarily due to a reduction in royalty revenue and, to a lesser extent, contract staffing. Royalty revenue decreased primarily due to reduced permanent placements by MRI franchises and franchise attrition, and contract staffing revenue decreased due primarily to staffing reductions at several large clients.

Gross profit increased slightly in the first quarter of 2014 as compared to the first quarter of 2013 primarily due to a shift to higher margin business within contract staffing partially offset by a decrease in royalties and franchise fees. Gross profit margin increased primarily due to a shift to higher margin business within contract staffing.

Operating and administrative expenses increased during the first quarter of 2014 as compared to the first quarter of 2013 due primarily to higher sales expenses related to contract staffing.
Operating profit decreased for the first quarter of 2014 as compared to the first quarter of 2013 primarily due to the increase in operating and administrative expenses partially offset by the increase in gross profit.

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
As of March 31, 2014, the Company had cash and cash equivalents of $6.2 million. As of March 31, 2014, there were $10.3 million outstanding borrowings, $61.6 million available to borrow and $3.1 million of letters of credit outstanding under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2014. As of March 31, 2014, the Company also had an unsecured $0.4 million letter of credit outstanding under an agreement with TD Bank, N.A. that expires on July 1, 2014.
As of March 31, 2014, approximately 90% of the Company's cash and cash equivalents were held by certain non-U.S. subsidiaries, principally Canadian and UK entities, and denominated in foreign currencies, principally Canadian dollars and British pounds sterling. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries, because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.
Cash and cash equivalents decreased from $45.5 million on December 31, 2013 to $6.2 million on March 31, 2014. The following table summarizes the net cash impact, by classification, from the Company's consolidated statements of cash flows for the indicated periods:

	Three Months Ended
	March 31,
	2014	2013	Change

Operating Activities	$(40,753)	$(21,620)	$(19,133)
Investing Activities	(2,250)	(1,059)	(1,191)
Financing Activities	3,625	(2,319)	5,944
Effect of exchange rate changes on cash and cash equivalents	56	(238)	294
Net decrease in cash and cash equivalents	$(39,322)	$(25,236)	$(14,086)
Operating Activities
For the first three months of 2014, the Company used $40.8 million net cash in operating activities, which is a $19.1 million increase from the comparable period in 2013. The increase in the use of cash is primarily due to an increase in working capital requirements predominantly due to higher levels of accounts receivable, partially offset by a decrease in income tax payments. The increase in accounts receivable in the first three months of 2014 is due in part to the unfavorable timing of cash receipts from one large client. The Company’s billing and cash collection cycle for this client is based on the client’s monthly fiscal calendar which can cause significant fluctuations in the amount of cash the Company receives from this client in any particular reporting quarter ranging from two to four months of cash receipts. The increase is also due in part to delays in collections from certain other large customers that the company expects to be resolved later in 2014.
Investing Activities
For the first three months of 2014, the Company used $2.3 million net cash in investing activities which is a $1.2 million increase from the comparable period in 2013. The increase is primarily due to the higher capital expenditures.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Financing Activities
For the first three months of 2014, net cash provided by financing activities is $3.6 million compared to net cash used in financing activities of $2.3 million during the comparable period in 2013. The difference is primarily due to the net proceeds from borrowings during 2014 compared to the net repayments during 2013, dividends paid during 2014 and the change in overdrafts. The Company accelerated the payment of the first quarter 2013 cash dividend into December 2012.

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
The critical accounting estimates and assumptions identified in the Company's 2013 annual report on Form 10-K filed on March 6, 2014 with the Securities and Exchange Commission have not materially changed.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, primarily related to changes in foreign currency exchange rates and interest rates. The Company monitors this risk to limit the effect of changes in foreign currency exchange rates and interest rates on earnings and cash flows.

Foreign Currency Risk
The Company's exposure to foreign currency exchange rate risk relates primarily to its operations denominated in Canadian dollars and British pounds sterling. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as the Company's investment in the net assets related to these operations. The Company utilizes derivative financial instruments from time to time to reduce its exposure to certain foreign currency fluctuations.

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of March 31, 2014 is not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. As of March 31, 2014 the Company had outstanding borrowings of $10.3 million with interest payable at rates ranging from 1.40% to 1.96% per annum.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of that date to provide reasonable assurance that information reported in this Form 10-Q Report is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting during the Company's first quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Part I, Item 1A) of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

CDI Corp.
Date:	May 7, 2014	By:	/s/ Robert M. Larney
Robert M. Larney
Interim President and Chief Executive Officer;
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes a management contract or compensatory plan or arrangement.

**
Pursuant to Regulation S-T, these interactive data files are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.