Form 10-Q
period 2014-06-30
CDI CORP
filed 2014-08-06
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2014
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The number of shares outstanding of each of the registrant's classes of common stock as of August 4, 2014 was as follows:

Common stock, $0.10 par value: Class B common stock, $0.10 par value:	19,614,952 Shares None

CDI CORP.
Form 10-Q
For the Quarterly Period Ended June 30, 2014

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our strategies for growth and future financial results (such as revenue, gross profit, operating profit, cash flow, and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers' capital projects or the inability of our customers to pay our fees; the inability to successfully execute on our chief executive officer leadership transition, strategic plan or restructuring announced in December 2013; the termination of a major customer contract or project; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about some of these and other risks and uncertainties may be found in our filings with the SEC, particularly in the “Risk Factors” section in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.
Unless the context otherwise requires, all references herein to “CDI,” the "Registrant,” the "Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$32,418	$45,479
Accounts receivable, net of allowances of $2,607 and $2,893	238,702	230,613
Prepaid expenses and other current assets	12,462	8,033
Prepaid income taxes	1,799	2,378
Deferred income taxes	4,813	4,724
Total current assets	290,194	291,227
Property and equipment, net of accumulated depreciation of $86,619 and $82,512	21,035	20,528
Deferred income taxes	5,036	5,260
Goodwill	62,808	62,280
Other intangible assets, net	14,408	15,157
Other non-current assets	11,144	11,355
Total assets	$404,625	$405,807

Liabilities and Equity
Current liabilities:
Short-term borrowings	$1,618	$2,812
Accounts payable	32,883	38,019
Accrued compensation and related expenses	51,159	46,123
Other accrued expenses and other current liabilities	12,381	16,037
Income taxes payable	530	245
Total current liabilities	98,571	103,236
Deferred compensation	8,759	9,393
Deferred income tax	4,277	2,994
Other non-current liabilities	4,800	5,010
Total liabilities	116,407	120,633
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 22,063 and 21,958 shares	2,206	2,196
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	70,970	70,104
Retained earnings	266,596	265,207
Accumulated other comprehensive income (loss)	38	(712)
Common stock in treasury, at cost - 2,463 shares	(52,487)	(52,487)
Total CDI shareholders' equity	287,323	284,308
Noncontrolling interest	895	866
Total equity	288,218	285,174
Total liabilities and equity	$404,625	$405,807

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$284,282	$263,363	$560,554	$532,829
Cost of services	231,485	211,818	456,994	431,133
Gross profit	52,797	51,545	103,560	101,696
Operating and administrative expenses	46,107	46,303	91,815	91,541
Restructuring and other related costs	(298)	—	72	—
Operating profit	6,988	5,242	11,673	10,155
Other income (expense), net	8	(62)	(74)	(113)
Income before income taxes	6,996	5,180	11,599	10,042
Income tax expense	2,544	1,683	5,106	3,992
Net income	4,452	3,497	6,493	6,050
Less: Income attributable to the noncontrolling interest	25	59	29	121
Net income attributable to CDI	$4,427	$3,438	$6,464	$5,929

Earnings per common share:
Basic	$0.23	$0.18	$0.33	$0.31
Diluted	$0.22	$0.17	$0.33	$0.30

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$4,452	$3,497	$6,493	$6,050
Other comprehensive income:
Foreign currency translation adjustments	2,075	(1,519)	750	(3,690)
Total comprehensive income	6,527	1,978	7,243	2,360
Less: Comprehensive income attributable to the noncontrolling interest	25	10	29	120
Total comprehensive income attributable to CDI	$6,502	$1,968	$7,214	$2,240

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Operating activities:
Net income	$6,493	$6,050
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,734	4,310
Amortization	749	813
Deferred income taxes	1,401	1,026
Share-based compensation	1,053	1,385
Gain on disposal of assets, net	(11)	(18)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,242)	(11,836)
Prepaid expenses and other current assets	(3,782)	(2,105)
Accounts payable	(3,558)	(6,322)
Accrued expenses and other current liabilities	777	(1,443)
Income taxes prepaid/payable	778	(3,413)
Other non-current assets	(636)	1,376
Deferred compensation	(33)	(33)
Other non-current liabilities	(220)	(1,797)
Net cash provided by (used in) operating activities	503	(12,007)

Investing activities:
Additions to property and equipment	(5,218)	(3,023)
Other	57	74
Net cash used in investing activities	(5,161)	(2,949)

Financing activities:
Dividends paid to shareholders	(5,075)	(2,524)
Borrowings on credit facility	103,587	52,611
Repayments on credit facility	(104,817)	(55,112)
Common shares withheld for taxes	(368)	(512)
Payment of acquisition related earn out	(187)	—
Change in book overdraft	(1,709)	894
Excess tax benefit from share-based compensation awards	123	79
Net cash used in financing activities	(8,446)	(4,564)

Effect of exchange rate changes on cash and cash equivalents	43	(723)
Net decrease in cash and cash equivalents	(13,061)	(20,243)
Cash and cash equivalents at beginning of period	45,479	43,652
Cash and cash equivalents at end of period	$32,418	$23,409

Supplemental disclosure of cash flow information:
Cash paid for interest	$66	$69
Cash paid for income taxes, net	$2,713	$6,593

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total CDI Share-holders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

December 31, 2012	21,822	$2,182	$(52,487)	$67,863	$259,912	$1,501	$278,971	$809	$279,780
Net income	—	—	—	—	5,929	—	5,929	121	6,050
Translation adjustments	—	—	—	—	—	(3,689)	(3,689)	(1)	(3,690)
Share-based compensation expense	—	—	—	1,385	—	—	1,385	—	1,385
Share-based compensation tax shortfall, net	—	—	—	(50)	—	—	(50)	—	(50)
Reclassification of equity awards from liabilities, net	—	—	—	187	—	—	187	—	187
Vesting of equity awards	134	13	—	(13)	—	—	—	—	—
Common shares withheld for taxes	(31)	(3)	—	(509)	—	—	(512)	—	(512)
Cash dividends declared ($0.13 per common share)	—	—	—	—	(2,524)	—	(2,524)	—	(2,524)
June 30, 2013	21,925	$2,192	$(52,487)	$68,863	$263,317	$(2,188)	$279,697	$929	$280,626

December 31, 2013	21,958	$2,196	$(52,487)	$70,104	$265,207	$(712)	$284,308	$866	$285,174
Net income	—	—	—	—	6,464	—	6,464	29	6,493
Translation adjustments	—	—	—	—	—	750	750	—	750
Share-based compensation expense	—	—	—	1,053	—	—	1,053	—	1,053
Reclassification of equity awards from liabilities, net	—	—	—	191	—	—	191	—	191
Vesting and exercise of equity awards	126	13	—	(13)	—	—	—	—	—
Common shares withheld for taxes	(21)	(3)	—	(365)	—	—	(368)	—	(368)
Cash dividends declared ($0.26 per common share)	—	—		—	(5,075)	—	(5,075)	—	(5,075)
June 30, 2014	22,063	$2,206	$(52,487)	$70,970	$266,596	$38	$287,323	$895	$288,218

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

1.	Business

CDI Corp. and its Subsidiaries (the “Company” or “CDI”) is an integrated engineering and technology services organization providing customer-focused solutions in select global industries. The Company provides engineering and information technology (IT) solutions and staffing services to customers in the Oil, Gas and Chemical (OGC), Aerospace and Industrial Equipment (AIE), and Hi-Tech industry verticals as well as in "Other" industry verticals that primarily include the infrastructure, U.S. defense, transportation and financial services industries. The Company derives most of its revenue by providing these services to large and mid-sized companies located primarily in the United States (U.S.), Canada and the United Kingdom (UK).

2.	Principles of Consolidation and Basis of Presentation

Principles of Consolidation - The consolidated financial statements include the accounts of CDI Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation - The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (GAAP), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (SEC) for interim financial reporting. These statements should be read in conjunction with the Company's Form 10-K filed with the SEC on March 6, 2014. Results for the six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the full year.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 (Topic 606) Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue guidance in addition to some cost guidance. ASU 2014-09 establishes a five-step model under the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the Company beginning January 1, 2017 and the Company may apply this guidance using either a full retrospective approach, subject to certain practical expedients, or a modified retrospective approach with a cumulative effect adjustment as of the date of initial application. Early adoption is not permitted. The Company is evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). The amendments in ASU 2014-12 require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for the Company beginning January 1, 2016 and the Company may apply the amendments either prospectively to all awards granted or modified after the effective date; or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements as of June 30, 2014 Using
	Fair Value Measurements at June 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual funds:
Bond	$1,940	$1,940	$—	$—
Large cap	2,704	2,704	—	—
International	1,419	1,419	—	—
Mid cap	594	594	—	—
Small cap	558	558	—	—
Balanced	374	374	—	—
Money market funds	1,607	1,607	—	—
Total assets (1)	$9,196	$9,196	$—	$—

(1)
As of June 30, 2014, $0.9 million and $8.3 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

		Fair Value Measurements as of December 31, 2013 Using
	Fair Value Measurements at December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual funds:
Bond	$1,495	$1,495	$—	$—
Large cap	2,925	2,925	—	—
International	1,227	1,227	—	—
Mid cap	750	750	—	—
Small cap	738	738	—	—
Balanced	348	348	—	—
Money market funds	1,512	1,512	—	—
Total assets (1)	$8,995	$8,995	$—	$—

(1)
As of December 31, 2013, $0.3 million and $8.7 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

5.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2013				June 30, 2014
	Gross Balance	Accumulated Impairment Losses	Additions	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$35,713	$(164)	$—	$—	$35,713	$(164)
PSS	47,075	(30,057)	—	432	47,916	(30,466)
MRI	16,765	(7,052)	—	96	17,128	(7,319)
Total goodwill	$99,553	$(37,273)	$—	$528	$100,757	$(37,949)

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

The following tables summarize the changes in the Company's carrying value of other intangible assets during the indicated periods:

	December 31, 2013				June 30, 2014
	Gross Balance	Accumulated Amortization	Additions	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Customer relationships	$11,960	$(4,625)	$—	$(469)	$11,960	$(5,094)
Trademarks	5,200	(440)	—	(170)	5,200	(610)
Developed technology	460	(276)	—	(46)	460	(322)
Non-compete	150	(105)	—	(15)	150	(120)
Reacquired franchise rights	972	(304)	—	(49)	972	(353)
Total intangible assets subject to amortization	18,742	(5,750)	—	(749)	18,742	(6,499)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	2,165	—
Total other intangible assets	$20,907	$(5,750)	$—	$(749)	$20,907	$(6,499)

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

6.	Restructuring and Other Related Costs

In December 2013, the Company announced that it would undertake a corporate restructuring in the first quarter of 2014 (the “2013 Restructuring Plan”) to improve operational effectiveness and further optimize the Company's cost structure. The 2013 Restructuring Plan included a workforce reduction and the consolidation of facilities and was substantially completed by June 30, 2014. The majority of the payments are expected to be made during 2014 with certain payments related to the consolidation of facilities expected through 2019. During the three months ended June 30, 2014, the Company adjusted its total restructuring liability due to lower than expected severance costs.

The following table summarizes the provision, activity and balances related to the Restructuring Plan by cost type for the indicated periods:

	Employee severance and related costs	Real estate exit and related costs	Asset write-offs	Accrued restructuring liability

Balance as of December 31, 2013	$4,568	$769	$—	$5,337
Cash payments	(2,032)	(271)	—	(2,303)
Charges	37	492	30	559
Non cash	—	—	(30)	(30)
Adjustments	(487)	—	—	(487)
Balance as of June 30, 2014	$2,086	$990	$—	$3,076

The consolidated balance sheets as of June 30, 2014 and December 31, 2013 include $2.7 million and $4.7 million in “Other accrued expenses and other current liabilities”, and $0.4 million and $0.6 million in "Other non-current liabilities", respectively.

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

As of June 30, 2014, the Company had $1.6 million of borrowings, letters of credit outstanding of $3.2 million and $70.2 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2014. Interest was payable at a rate of 1.65% per annum for outstanding borrowings as of June 30, 2014. As of June 30, 2014, the Company had an unsecured $0.4 million letter of credit outstanding under an agreement with TD Bank, N.A. that expires on July 1, 2015.

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
The effective tax rates for the three months ended June 30, 2014 and 2013 were 36.4% and 32.5%, respectively. The effective tax rates for the six months ended June 30, 2014 and 2013 were 44.0% and 39.8%, respectively. During the six months ended June 30, 2014, the Company recorded a $0.5 million charge for the write-off of deferred tax assets related to the forfeiture of the outstanding equity awards due to the separation of the Company's former CEO.

10.	Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Numerator:
Net income attributable to CDI	$4,427	$3,438	$6,464	$5,929
Denominator:
Basic weighted-average shares	19,565	19,436	19,536	19,407
Dilutive effect of share-based awards	202	307	227	326
Diluted weighted-average shares	19,767	19,743	19,763	19,733
Earnings per common share:
Basic	$0.23	$0.18	$0.33	$0.31
Diluted	$0.22	$0.17	$0.33	$0.30

There were 354 thousand shares and 468 thousand shares excluded from the computation of EPS for the three months ended June 30, 2014 and 2013, respectively, because their inclusion would have been anti-dilutive. There were 249 thousand shares and 421 thousand shares excluded from the computation of EPS for the six months ended June 30, 2014 and 2013, respectively, because their inclusion would have been anti-dilutive.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

11.	Reporting Segments
The Company has the following three reporting segments:

•
Global Engineering and Technology Solutions (GETS) - GETS provides engineering and information technology solutions for its customers that involve the production of deliverable work products or services performed at a CDI facility or at a customer's facility under the supervision of CDI personnel. These solutions typically include analysis of a customer's engineering or information technology needs and the development of a solution that generally ranges in duration from several months to multiple years. Depending on the industry, engineering services can include such functions as feasibility studies, technology assessment, conceptual design, cost estimating, preliminary design, execution planning, procurement optimization, detailed design, testing and validation of regulatory compliance, technology integration and operating and maintenance support. Information technology services can include assessments, execution of business application services, web development, service-desk support, quality assurance and testing and program management. GETS provides these solutions through a delivery model consisting of: centers of excellence, with concentrated skill sets required for larger, more complex projects; regional centers to service local needs of customers; customer-centered offices to deliver site-specific services; and a near-shore center to leverage low-cost design resources.

•
Professional Staffing Services (PSS) - PSS provides skilled technical and professional personnel to its customers for discrete periods of time to augment the customer's workforce in times of project, seasonal, peak period or business cycle needs. These engagements can range from several months to multiple years in duration. PSS also provides permanent placement services. PSS provides professional staffing services to targeted industries that include managed services and managed staffing programs, functional staffing outsourcing and business advisory services. PSS delivers these services through a delivery model that provides global staffing delivery focused on select engineering and technology skill sets and competencies.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment operations data is presented in the following table for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue:
GETS	$84,288	$79,951	$166,542	$157,988
PSS	184,730	168,759	364,869	345,867
MRI	15,264	14,653	29,143	28,974
Total revenue	$284,282	$263,363	$560,554	$532,829

Gross profit:
GETS	$22,805	$22,755	$45,205	$44,279
PSS	22,809	21,873	44,755	44,143
MRI	7,183	6,917	13,600	13,274
Total gross profit	$52,797	$51,545	$103,560	$101,696

Operating profit:
GETS (1)	$2,215	$2,842	$3,771	$4,722
PSS (1)	6,867	5,169	13,012	11,334
MRI	1,752	2,060	3,012	3,689
Corporate (2)	(3,846)	(4,829)	(8,122)	(9,590)
Total operating profit	6,988	5,242	11,673	10,155
Other income (expense), net	8	(62)	(74)	(113)
Income before income taxes	$6,996	$5,180	$11,599	$10,042

(1)
During the three and six months ended June 30, 2014, the Company recorded pre-tax amounts of $(0.3) million and $0.1 million, respectively, to "Restructuring and other related costs" related to the 2013 Restructuring Plan. The following table summarizes the amount of restructuring and other related costs recognized by reporting segment for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

GETS	$86	$—	$419	$—
PSS	(286)	—	(249)	—
MRI	—	—	—	—
Corporate	(98)	—	(98)	—
Restructuring and other related costs	$(298)	$—	$72	$—

(2)
In the first quarter of 2014, the Company recorded an aggregate $0.9 million after tax charge to net income related to the separation of the Company's former CEO that is comprised of a $0.7 million pre-tax charge ($0.4 million after tax) to operations associated with the former CEO's separation arrangement and an additional $0.5 million charge to income tax expense for the write-off of deferred tax assets related to the forfeiture of outstanding equity awards.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment asset data is presented in the following table for the indicated periods:

	June 30,	December 31,
	2014	2013

Assets:
GETS	$136,421	$130,269
PSS	175,103	168,786
MRI	27,403	28,098
Corporate	65,698	78,654
Total assets	$404,625	$405,807

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially from external customers.

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

Executive Overview
Business Overview
CDI is an integrated engineering and technology services organization providing differentiated, customer-focused solutions in select global industries. The Company provides engineering and information technology (IT) solutions and staffing services to customers in the Oil, Gas and Chemical (OGC), Aerospace and Industrial Equipment (AIE), and Hi-Tech industry verticals as well as in "Other" industry verticals that primarily include the infrastructure, U.S. defense, transportation and financial services industries.
The Company operates through its three reporting segments: Global Engineering and Technology Solutions (GETS), Professional Staffing Services (PSS) and Management Recruiters International (MRI). GETS provides engineering and IT solutions for its customers that involve the production of deliverable work products or services performed at a CDI facility or at a customer's facility under the supervision of CDI personnel. PSS provides skilled technical and professional personnel to its customers for discrete periods of time to augment the customer's workforce in times of project, seasonal, peak period or business cycle needs. MRI is a global franchisor that provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers.
The Company's strategic growth plan includes focusing on high-potential growth opportunities in the strategic industry verticals and selective expansion of the Company's geographic footprint to meet the global needs of the Company's core customers.
Second Quarter 2014 Overview
Revenue during the second quarter of 2014 increased by $20.9 million or 7.9% as compared to the second quarter of 2013 due primarily to increases in PSS and, to a lesser extent, GETS. Gross profit increased by $1.3 million primarily due to the increase in revenue partially offset by a decrease in gross profit margins in GETS and PSS. Gross profit margin decreased primarily due to a shift in mix to lower margin business within PSS and margin deterioration on certain GETS fixed-price projects. The shift in mix to lower gross profit margin business within PSS is primarily due to increased demand for program staffing services which generally provide higher than average operating profit margins but lower than average gross profit margins. Operating and administrative expenses decreased slightly. Operating profit increased to $7.0 million during the second quarter of 2014 as compared to $5.2 million during the second quarter of 2013 primarily due to the increase in gross profit. Net income attributable to CDI increased to $4.4 million during the second quarter of 2014 as compared to $3.4 million in the second quarter of 2013.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations

Consolidated Discussion

Three months ended June 30, 2014 as compared to the three months ended June 30, 2013

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$84,288	29.6%	$79,951	30.4%	$4,337	5.4%
PSS	184,730	65.0	168,759	64.1	15,971	9.5
MRI	15,264	5.4	14,653	5.6	611	4.2
Total Revenue	$284,282	100.0	$263,363	100.0	$20,919	7.9
Gross profit	$52,797	18.6	$51,545	19.6	$1,252	2.4
Operating and administrative expenses	$46,107	16.2	$46,303	17.6	$(196)	(0.4)
Restructuring and other related costs	$(298)	(0.1)	$—	—	$(298)	NM
Operating profit	$6,988	2.5	$5,242	2.0	$1,746	33.3
Net income attributable to CDI	$4,427	1.6	$3,438	1.3	$989	28.8
Effective income tax rate	36.4%		32.5%
Pre-tax return on net assets (1)	8.9%		10.7%

(1)
Income (loss) before income taxes for the year, divided by the average net assets at the beginning and end of the year for the prior 12 consecutive months. Net assets include total assets minus total liabilities excluding cash and cash equivalents, income tax accounts and debt.

NM - Not meaningful.
Revenue increased for the second quarter of 2014 as compared to the second quarter of 2013 primarily due to increases in PSS and, to a lesser extent, GETS. PSS revenue increased primarily due to increased pipeline staffing demand in the OGC vertical and to a lesser extent increases in the "Other" and AIE industry verticals, partially offset by reduced staffing at a large existing customer in the Hi-Tech vertical. GETS revenue increased primarily due to increased growth in the OGC and AIE verticals, partially offset by reductions in government services and infrastructure spending in the "Other" industry vertical. MRI's revenue increased primarily due to increased contract staffing.
Gross profit increased for the second quarter of 2014 as compared to the second quarter of 2013 primarily due to the increases in revenue partially offset by a decrease in gross profit margin in GETS and PSS. Gross profit margin decreased primarily due to a shift in mix to lower margin business within PSS and margin deterioration on certain GETS fixed-price projects. The shift in mix to lower gross profit margin business within PSS is primarily due to increased demand for program staffing services which generally provide higher than average operating profit margins but lower than average gross profit margins.
Operating profit increased for the second quarter of 2014 as compared to the second quarter of 2013 primarily due to the increase in gross profit and to a lesser extent, a favorable adjustment to the restructuring liability as a result of lower than anticipated severance costs and a decrease in operating costs in 2014 compared to 2013.
The effective income tax rates for both periods were impacted by insignificant discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no tax benefit that had a significant impact on the effective income tax rates due to the levels of pre-tax income for both periods. As such, comparison of effective tax rates for the second quarter of 2014 as compared to the second quarter of 2013 is not meaningful.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses were $3.9 million for the second quarter of 2014 compared to $4.8 million for the second quarter of 2013. The reduction in corporate expenses are primarily due to cost savings as a result of the restructuring undertaken in the first quarter of 2014.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Consolidated Discussion - Continued

Six months ended June 30, 2014 as compared to the six months ended June 30, 2013

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$166,542	29.7%	$157,988	29.7%	$8,554	5.4%
PSS	364,869	65.1	345,867	64.9	19,002	5.5
MRI	29,143	5.2	28,974	5.4	169	0.6
Total Revenue	$560,554	100.0	$532,829	100.0	$27,725	5.2
Gross profit	$103,560	18.5	$101,696	19.1	$1,864	1.8
Operating and administrative expenses (1)	$91,815	16.4	$91,541	17.2	$274	0.3
Restructuring and other related costs	$72	—	$—	—	$72	NM
Operating profit	$11,673	2.1	$10,155	1.9	$1,518	14.9
Net income attributable to CDI (1)	$6,464	1.2	$5,929	1.1	$535	9.0
Effective income tax rate	44.0%		39.8%

(1)
In the first quarter of 2014, the Company recorded an aggregate $0.9 million after tax charge to net income related to the separation of the Company's former CEO that is comprised of a $0.7 million pre-tax charge ($0.4 million after tax) to operations associated with the former CEO's separation arrangement and an additional $0.5 million charge to income tax expense for the write-off of deferred tax assets related to the forfeiture of outstanding equity awards.

NM - Not meaningful.
Revenue increased for the first six months of 2014 as compared to the first six months of 2013 due to increases in PSS and, to a lesser extent, GETS. PSS revenue increased primarily due to increased pipeline staffing demand in the OGC vertical and to a lesser extent increases in the "Other" industry vertical, partially offset by reduced staffing at a large existing customer in the Hi-Tech vertical. GETS revenue increased primarily due to increased growth in the OGC and AIE verticals, partially offset by reductions in government services and infrastructure spending in the "Other" industry vertical. MRI revenue increased slightly.
Gross profit increased for the first six months of 2014 as compared to the first six months of 2013 primarily due to the increases in revenue partially offset by a decrease in gross profit margins in GETS and PSS. Gross profit margin decreased primarily due to a shift in mix to lower margin business within PSS and margin deterioration on certain GETS fixed-price projects. The shift in mix to lower gross profit margin business within PSS is primarily due to increased demand for program staffing services which generally provide higher than average operating profit margins but lower than average gross profit margins.
Operating profit increased for the first six months of 2014 as compared to the first six months of 2013 primarily due to the increase in gross profit. The 2014 operating results include a $0.7 million pre-tax charge related to the separation of the Company's former CEO.
The effective income tax rates for both periods were impacted by insignificant discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no tax benefit. The first six months of 2014 included the $0.5 million charge for the write-off of deferred tax assets related to the forfeiture of the outstanding equity awards of the Company's former CEO.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses were $8.2 million for the first six months of 2014 compared to $9.6 million for the first six months of 2013. Included in corporate expenses for the first six months of 2014 is a $0.7 million pre-tax charge related to the separation of the Company's former CEO. The reduction in corporate expenses are primarily due to cost savings as a result of the restructuring undertaken in the first quarter of 2014.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Global Engineering and Technology Solutions (GETS)

Three months ended June 30, 2014 as compared to the three months ended June 30, 2013

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$34,725	41.2%	$30,136	37.7%	$4,589	15.2%
Aerospace and Industrial Equipment (AIE)	19,807	23.5	18,514	23.2	1,293	7.0
Hi-Tech	8,108	9.6	7,524	9.4	584	7.8
Other	21,648	25.7	23,777	29.7	(2,129)	(9.0)
Total revenue	84,288	100.0	79,951	100.0	4,337	5.4
Cost of services	61,483	72.9	57,196	71.5	4,287	7.5
Gross profit	22,805	27.1	22,755	28.5	50	0.2
Operating and administrative expenses	20,504	24.3	19,913	24.9	591	3.0
Restructuring and other related costs	86	0.1	—	—	86	NM
Operating profit	$2,215	2.6	$2,842	3.6	$(627)	(22.1)

NM - Not meaningful.

Revenue increased during the second quarter of 2014 as compared to the second quarter of 2013 primarily due to the increase in revenue in the OGC and AIE industry verticals, partially offset by the decrease in the "Other" industry vertical. The increase in OGC revenue is primarily due to a net increase in demand downstream customers and, to a lesser extent, midstream pipeline customers. The increase in AIE revenue is primarily due to increased demand by commercial aviation customers. The decrease in the "Other" industry vertical revenue is primarily due to reduced spending by the U.S. Federal government.

Gross profit was relatively flat for the second quarter of 2014 as compared to the second quarter of 2013 primarily due to the increase in revenue being predominantly offset by the decrease in gross profit margin. Gross profit margin decreased for the second quarter of 2014 as compared to the second quarter of 2013 primarily due to margin deterioration on certain fixed-price OGC projects.

Operating and administrative expenses increased during the second quarter of 2014 as compared to the second quarter of 2013 primarily due to the increase in business volume and, to a lesser extent, the reduction of an acquisition-related earnout liability in the second quarter of 2013 partially offset by cost savings as a result of the restructuring undertaken in the first quarter of 2014.

Operating profit decreased for the second quarter of 2014 as compared to the second quarter of 2013 primarily due to the increase in operating and administrative expenses during the second quarter of 2014.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Global Engineering and Technology Solutions (GETS) - Continued

Six months ended June 30, 2014 as compared to the six months ended June 30, 2013

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$67,268	40.4%	$59,786	37.8%	$7,482	12.5%
Aerospace and Industrial Equipment (AIE)	39,653	23.8	35,383	22.4	4,270	12.1
Hi-Tech	16,018	9.6	15,145	9.6	873	5.8
Other	43,603	26.2	47,674	30.2	(4,071)	(8.5)
Total revenue	166,542	100.0	157,988	100.0	8,554	5.4
Cost of services	121,337	72.9	113,709	72.0	7,628	6.7
Gross profit	45,205	27.1	44,279	28.0	926	2.1
Operating and administrative expenses	41,015	24.6	39,557	25.0	1,458	3.7
Restructuring and other related costs	419	0.3	—	—	419	NM
Operating profit	$3,771	2.3	$4,722	3.0	$(951)	(20.1)

NM - Not meaningful.

Revenue increased during the first six months of 2014 as compared to the first six months of 2013 primarily due to the increase in revenue in the OGC and AIE industry verticals, partially offset by the decrease in the "Other" industry vertical. The increase in OGC revenue is primarily due to a net increase in demand downstream customers and, to a lesser extent, midstream pipeline customers. The increase in AIE revenue is primarily due to increased demand by commercial aviation customers. The decrease in the "Other" industry vertical revenue is primarily due to reduced spending by the U.S. Federal government due to sequestration and ongoing reduced state and local government spending on infrastructure engineering activities.

Gross profit increased for the first six months of 2014 as compared to the first six months of 2013 primarily due to the increase in revenue partially offset by the decrease in gross profit margin. Gross profit margin decreased for the first six months of 2014 as compared to the first six months of 2013 primarily due to margin deterioration on certain fixed-price OGC projects and to a lesser extent, a shift in mix from the higher margin infrastructure and government services business to the lower margin business in the OGC and AIE industry verticals.

Operating and administrative expenses increased during the first six months of 2014 as compared to the first six months of 2013 primarily due to the increase in business volume and, to a lesser extent, the reduction of an acquisition-related earnout liability in the first six months of 2013 partially offset by cost savings as a result of the restructuring undertaken in the first quarter of 2014.

Operating profit decreased for the first six months of 2014 as compared to the first six months of 2013 primarily due to the increase in operating and administrative expenses and restructuring charges partially offset by the increase in gross profit during the first six months of 2014.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Staffing Services (PSS)

Three months ended June 30, 2014 as compared to the three months ended June 30, 2013

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$44,417	24.0%	$27,021	16.0%	$17,396	64.4%
Aerospace and Industrial Equipment (AIE)	20,583	11.1	19,363	11.5	1,220	6.3
Hi-Tech	59,895	32.4	71,457	42.3	(11,562)	(16.2)
Other	59,835	32.4	50,918	30.2	8,917	17.5
Total revenue	184,730	100.0	168,759	100.0	15,971	9.5
Cost of services	161,921	87.7	146,886	87.0	15,035	10.2
Gross profit	22,809	12.3	21,873	13.0	936	4.3
Operating and administrative expenses	16,228	8.8	16,704	9.9	(476)	(2.8)
Restructuring and other related costs	(286)	(0.2)	—	—	(286)	NM
Operating profit	$6,867	3.7	$5,169	3.1	$1,698	32.8

NM - Not meaningful.

Revenue increased for the second quarter of 2014 as compared to the second quarter of 2013 due to the increase in revenue primarily in the OGC and "Other" industry verticals partially offset by a decrease in the Hi-Tech industry vertical. OGC revenue growth is primarily due to increased pipeline staffing demand for site-based technicians at existing customers. Revenue in the "Other" industry vertical increased primarily due to the growth in the UK, partially offset by a decrease in non-program staffing in North America. Revenue in Hi-Tech declined primarily due to reduced staffing at a large existing customer.

Gross profit increased for the second quarter of 2014 as compared to the second quarter of 2013 primarily due to the increase in revenue partially offset by a decrease in gross profit margin. Gross profit margin decreased primarily due to a shift in mix to program staffing revenue in OGC and in the UK. Program staffing generally provides higher than average operating profit margins but lower than average gross profit margins.

Operating and administrative expenses decreased during the second quarter of 2014 as compared to the second quarter of 2013 primarily due to cost savings as a result of the restructuring undertaken in the first quarter of 2014.

Operating profit increased for the second quarter of 2014 as compared to the second quarter of 2013 primarily due to the increase in gross profit, reduction in operating and administrative expenses and benefit due to a reduction in the estimated restructuring liability.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Staffing Services (PSS) - Continued

Six months ended June 30, 2014 as compared to the six months ended June 30, 2013

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$89,480	24.5%	$60,363	17.5%	$29,117	48.2%
Aerospace and Industrial Equipment (AIE)	40,500	11.1	38,280	11.1	2,220	5.8
Hi-Tech	120,029	32.9	143,451	41.5	(23,422)	(16.3)
Other	114,860	31.5	103,773	30.0	11,087	10.7
Total revenue	364,869	100.0	345,867	100.0	19,002	5.5
Cost of services	320,114	87.7	301,724	87.2	18,390	6.1
Gross profit	44,755	12.3	44,143	12.8	612	1.4
Operating and administrative expenses	31,992	8.8	32,809	9.5	(817)	(2.5)
Restructuring and other related costs	(249)	(0.1)	—	—	(249)	NM
Operating profit	$13,012	3.6	$11,334	3.3	$1,678	14.8

NM - Not meaningful.

Revenue increased for the first six months of 2014 as compared to the first six months of 2013 due to the increase in revenue primarily in the OGC and "Other" industry vertical partially offset by a decrease in the Hi-Tech industry vertical. OGC revenue growth is primarily due to increased pipeline staffing demand for site-based technicians at existing customers. Revenue in the "Other" industry vertical increased primarily due to the growth in the UK, partially offset by a decrease in non-program staffing in North America. Revenue in Hi-Tech declined primarily due to reduced staffing at a large existing customer.

Gross profit increased for the first six months of 2014 as compared to the first six months of 2013 primarily due to the increase in revenue partially offset by the decrease in gross profit margin. Gross profit margin decreased primarily due to a shift in mix to program staffing revenue in OGC and in the UK. Program staffing generally provides higher than average operating profit margins but lower than average gross profit margins.

Operating and administrative expenses decreased during the first six months of 2014 as compared to the first six months of 2013 primarily due to cost savings as a result of the restructuring undertaken in the first quarter of 2014.

Operating profit increased for the first six months of 2014 as compared to the first six months of 2013 primarily due to the increase in gross profit, reduction in operating and administrative expenses and benefit due to a reduction in the estimated restructuring liability as a result of lower than anticipated severance costs.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI)

Three months ended June 30, 2014 as compared to the three months ended June 30, 2013

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$11,808	77.4%	$11,208	76.5%	$600	5.4%
Royalties and Franchise Fees	3,456	22.6	3,445	23.5	11	0.3
Total revenue	15,264	100.0	14,653	100.0	611	4.2
Cost of services	8,081	52.9	7,736	52.8	345	4.5
Gross profit	7,183	47.1	6,917	47.2	266	3.8
Operating and administrative expenses	5,431	35.6	4,857	33.1	574	11.8
Operating profit	$1,752	11.5	$2,060	14.1	$(308)	(15.0)

Revenue increased for the second quarter of 2014 as compared to the second quarter of 2013 primarily due to an increase in contract staffing revenue. The increase in contract staffing revenue is primarily due to increased headcount. Royalties and franchise fees increased slightly as increases in franchise fees due to the addition of new franchises were mostly offset by a reduction in permanent placement royalties.

Gross profit increased in the second quarter of 2014 as compared to the second quarter of 2013 primarily due to the increase in contract staffing revenue. Gross profit margin remained relatively flat.

Operating and administrative expenses increased during the second quarter of 2014 as compared to the second quarter of 2013 due primarily to higher sales expenses related to contract staffing and additional spending on professional development for new and existing franchisees.
Operating profit decreased for the second quarter of 2014 as compared to the second quarter of 2013 primarily due to the increase in operating and administrative expenses partially offset by the increase in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI) - Continued

Six months ended June 30, 2014 as compared to the six months ended June 30, 2013

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$22,880	78.5%	$22,444	77.5%	$436	1.9%
Royalties and Franchise Fees	6,263	21.5	6,530	22.5	(267)	(4.1)
Total revenue	29,143	100.0	28,974	100.0	169	0.6
Cost of services	15,543	53.3	15,700	54.2	(157)	(1.0)
Gross profit	13,600	46.7	13,274	45.8	326	2.5
Operating and administrative expenses	10,588	36.3	9,585	33.1	1,003	10.5
Operating profit	$3,012	10.3	$3,689	12.7	$(677)	(18.4)

Revenue increased for the first six months of 2014 as compared to the first six months of 2013 primarily due to an increase in contract staffing revenue partially offset by a reduction in royalty revenue. Contract staffing revenue increased due primarily to increased headcount. Royalties and franchise fees decreased primarily due to reduced permanent placement royalties partially offset by an increase in franchise fees due to the addition of new franchises.

Gross profit increased in the first six months of 2014 as compared to the first six months of 2013 primarily due to a shift to higher gross profit margin business within contract staffing partially offset by a decrease in royalties and franchise fees. Gross profit margin increased primarily due to a shift to higher margin business within contract staffing partially offset by the decrease in royalties and franchise fees.

Operating and administrative expenses increased during the first six months of 2014 as compared to the first six months of 2013 due primarily to higher sales expenses related to contract staffing and additional spending on professional development for new and existing franchisees.
Operating profit decreased for the first six months of 2014 as compared to the first six months of 2013 primarily due to the increase in operating and administrative expenses partially offset by the increase in gross profit.

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
As of June 30, 2014, the Company had cash and cash equivalents of $32.4 million. As of June 30, 2014, there were $1.6 million outstanding borrowings, $70.2 million available to borrow and $3.2 million of letters of credit outstanding under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2014. As of June 30, 2014, the Company also had an unsecured $0.4 million letter of credit outstanding under an agreement with TD Bank, N.A. that expires on July 1, 2015.
As of June 30, 2014, approximately 23% of the Company's cash and cash equivalents were held by certain non-U.S. subsidiaries, principally Canadian and UK entities, and denominated in foreign currencies, principally Canadian dollars and British pounds sterling. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries, because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.
The Company’s billing and cash collection cycle for the Company's largest customer is based on the customer’s monthly fiscal calendar which can cause significant fluctuations in cash receipts in any given period.
Cash and cash equivalents decreased from $45.5 million on December 31, 2013 to $32.4 million on June 30, 2014. The following table summarizes the net cash impact, by classification, from the Company's consolidated statements of cash flows for the indicated periods:

	Six Months Ended
	June 30,
	2014	2013	Change

Operating Activities	$503	$(12,007)	$12,510
Investing Activities	(5,161)	(2,949)	(2,212)
Financing Activities	(8,446)	(4,564)	(3,882)
Effect of exchange rate changes on cash and cash equivalents	43	(723)	766
Net decrease in cash and cash equivalents	$(13,061)	$(20,243)	$7,182
Operating Activities
For the first six months of 2014, the Company generated $0.5 million net cash by operating activities, which is a $12.5 million increase from the comparable period in 2013. The increase in net cash generated by operations is primarily due to a reduction in working capital requirements and a decrease in income tax payments. Working capital requirements during the first six months of 2014 as compared to the first six months of 2013 decreased primarily due to improved collections from several of the Company's large customers and the timing of payments to vendors.
Investing Activities
For the first six months of 2014, the Company used $5.2 million net cash in investing activities which is a $2.2 million increase from the comparable period in 2013. The increase is primarily due to higher capital expenditures related to an increase in capital information technology spend to support billable headcount growth in GETS.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Financing Activities
For the first six months of 2014, net cash used by financing activities is $8.4 million compared to $4.6 million during the comparable period in 2013. The increase in cash used in financing activities is primarily due to an increase in dividends paid and the change in overdrafts offset partially by a reduction in net repayments under the Company's short-term borrowing facility. The Company accelerated the payment of the first quarter 2013 cash dividend into December 2012.

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

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of June 30, 2014 is not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. As of June 30, 2014 the Company had outstanding borrowings of $1.6 million with interest payable at a rate of 1.65% per annum.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
The management of the Company, under the supervision and with the participation of the Company's Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of that date to provide reasonable assurance that information reported in this Form 10-Q Report is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting during the Company's second quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CDI Corp.
Date:	August 6, 2014	By:	/s/ Robert M. Larney
Robert M. Larney
Interim President and Chief Executive Officer;
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1*	Form of 2014 Executive Incentive Program Overview distributed to executive officers.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes a management contract or compensatory plan or arrangement.

**
Pursuant to Regulation S-T, these interactive data files are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.