Form 10-Q
period 2014-09-30
CDI CORP
filed 2014-11-03
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2014
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The number of shares outstanding of each of the registrant's classes of common stock as of October 30, 2014 was as follows:

Common stock, $0.10 par value: Class B common stock, $0.10 par value:	19,619,764 Shares None

CDI CORP.
Form 10-Q
For the Quarterly Period Ended September 30, 2014

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

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$43,078	$45,479
Accounts receivable, net of allowances of $2,000 and $2,893	233,140	230,613
Prepaid expenses and other current assets	11,334	8,033
Prepaid income taxes	736	2,378
Deferred income taxes	4,737	4,724
Total current assets	293,025	291,227
Property and equipment, net of accumulated depreciation of $88,417 and $82,512	21,322	20,528
Deferred income taxes	4,900	5,260
Goodwill	62,053	62,280
Other intangible assets, net	14,034	15,157
Other non-current assets	10,330	11,355
Total assets	$405,664	$405,807

Liabilities and Equity
Current liabilities:
Short-term borrowings	$1,932	$2,812
Accounts payable	30,973	38,019
Accrued compensation and related expenses	54,057	46,123
Other accrued expenses and other current liabilities	12,025	16,037
Income taxes payable	1,165	245
Total current liabilities	100,152	103,236
Deferred compensation	8,366	9,393
Deferred income tax	4,515	2,994
Other non-current liabilities	4,526	5,010
Total liabilities	117,559	120,633
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 22,083 and 21,958 shares	2,208	2,196
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	71,490	70,104
Retained earnings	269,446	265,207
Accumulated other comprehensive loss	(3,465)	(712)
Common stock in treasury, at cost - 2,463 shares	(52,487)	(52,487)
Total CDI shareholders' equity	287,192	284,308
Noncontrolling interest	913	866
Total equity	288,105	285,174
Total liabilities and equity	$405,664	$405,807

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$295,732	$277,916	$856,286	$810,745
Cost of services	241,244	225,219	698,238	656,352
Gross profit	54,488	52,697	158,048	154,393
Operating and administrative expenses	46,006	45,751	137,821	137,292
Restructuring and other related costs	—	—	72	—
Operating profit	8,482	6,946	20,155	17,101
Other income (expense), net	(133)	(57)	(207)	(170)
Income before income taxes	8,349	6,889	19,948	16,931
Income tax expense	2,908	2,323	8,014	6,315
Net income	5,441	4,566	11,934	10,616
Less: Income attributable to the noncontrolling interest	41	38	70	159
Net income attributable to CDI	$5,400	$4,528	$11,864	$10,457

Earnings per common share:
Basic	$0.28	$0.23	$0.61	$0.54
Diluted	$0.27	$0.23	$0.60	$0.53

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$5,441	$4,566	$11,934	$10,616
Other comprehensive income:
Foreign currency translation adjustments	(3,526)	1,985	(2,776)	(1,705)
Total comprehensive income	1,915	6,551	9,158	8,911
Less: Comprehensive income attributable to the noncontrolling interest	18	26	47	146
Total comprehensive income attributable to CDI	$1,897	$6,525	$9,111	$8,765

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Operating activities:
Net income	$11,934	$10,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,947	6,430
Amortization	1,123	1,219
Deferred income taxes	1,820	1,593
Share-based compensation	1,661	2,146
(Gain)/loss on disposal of assets, net	(20)	71
Changes in operating assets and liabilities:
Accounts receivable, net	(5,083)	(11,127)
Prepaid expenses and other current assets	(2,999)	(2,027)
Accounts payable	(5,218)	(6,633)
Accrued expenses and other current liabilities	4,162	3,187
Income taxes prepaid/payable	2,347	(2,925)
Other non-current assets	233	303
Deferred compensation	22	(33)
Other non-current liabilities	(480)	(2,043)
Net cash provided by operating activities	16,449	777

Investing activities:
Additions to property and equipment	(7,825)	(5,047)
Other	66	119
Net cash used in investing activities	(7,759)	(4,928)

Financing activities:
Dividends paid to shareholders	(7,625)	(5,054)
Borrowings on credit facility	109,061	57,550
Repayments on credit facility	(109,874)	(60,165)
Common shares withheld for taxes	(544)	(795)
Payment of acquisition related earn out	(187)	—
Change in book overdraft	(1,709)	997
Excess tax benefit from share-based compensation awards	144	118
Net cash used in financing activities	(10,734)	(7,349)

Effect of exchange rate changes on cash and cash equivalents	(357)	(85)
Net decrease in cash and cash equivalents	(2,401)	(11,585)
Cash and cash equivalents at beginning of period	45,479	43,652
Cash and cash equivalents at end of period	$43,078	$32,067

Supplemental disclosure of cash flow information:
Cash paid for interest	$106	$104
Cash paid for income taxes, net	$3,515	$7,680

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total CDI Share-holders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

December 31, 2012	21,822	$2,182	$(52,487)	$67,863	$259,912	$1,501	$278,971	$809	$279,780
Net income	—	—	—	—	10,457	—	10,457	159	10,616
Translation adjustments	—	—	—	—	—	(1,692)	(1,692)	(13)	(1,705)
Share-based compensation expense	—	—	—	2,146	—	—	2,146	—	2,146
Share-based compensation tax shortfall, net	—	—	—	(50)	—	—	(50)	—	(50)
Reclassification of equity awards from liabilities, net	—	—	—	345	—	—	345	—	345
Vesting of equity awards	180	18	—	(18)	—	—	—	—	—
Common shares withheld for taxes	(50)	(5)	—	(790)	—	—	(795)	—	(795)
Cash dividends declared ($0.26 per common share)	—	—	—	—	(5,054)	—	(5,054)	—	(5,054)
September 30, 2013	21,952	$2,195	$(52,487)	$69,496	$265,315	$(191)	$284,328	$955	$285,283

December 31, 2013	21,958	$2,196	$(52,487)	$70,104	$265,207	$(712)	$284,308	$866	$285,174
Net income	—	—	—	—	11,864	—	11,864	70	11,934
Translation adjustments	—	—	—	—	—	(2,753)	(2,753)	(23)	(2,776)
Share-based compensation expense	—	—	—	1,661	—	—	1,661	—	1,661
Reclassification of equity awards from liabilities, net	—	—	—	226	—	—	226	—	226
Vesting and exercise of equity awards	154	15	—	(15)	—	—	—	—	—
Common shares withheld for taxes	(29)	(3)	—	(486)	—	—	(489)	—	(489)
Cash dividends declared ($0.39 per common share)	—	—		—	(7,625)	—	(7,625)	—	(7,625)
September 30, 2014	22,083	$2,208	$(52,487)	$71,490	$269,446	$(3,465)	$287,192	$913	$288,105

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

1.	Business

CDI Corp. and its Subsidiaries (the “Company” or “CDI”) operate engineering and technology businesses providing differentiated, customer-focused solutions in select industries primarily in the United States (U.S.), Canada and the United Kingdom (UK). The Company provides engineering and information technology (IT) solutions and staffing services to customers in the Oil, Gas and Chemical (OGC), Aerospace and Industrial Equipment (AIE), and Hi-Tech industry verticals as well as in "Other" industry verticals that primarily include the infrastructure, U.S. defense, and transportation industries.

On August 13, 2014, the Company announced the appointment of Scott J. Freidheim as president and chief executive officer, effective September 15, 2014. Mr. Freidheim and CDI entered into an employment agreement which was filed as Exhibit 10.1 to the Form 8-K on September 15, 2014.

2.	Principles of Consolidation and Basis of Presentation

Principles of Consolidation - The consolidated financial statements include the accounts of CDI Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation - The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (GAAP), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (SEC) for interim financial reporting. These statements should be read in conjunction with the Company's Form 10-K filed with the SEC on March 6, 2014. Results for the nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the full year.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 (Topic 606) Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue guidance in addition to some cost guidance. ASU 2014-09 establishes a five-step model under the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the Company beginning January 1, 2017 and the Company may apply this guidance using either a full retrospective approach, subject to certain practical expedients, or a modified retrospective approach with a cumulative effect adjustment as of the date of initial application. Early adoption is not permitted. The Company has not yet selected a transition method nor has it determined the impact that adoption of this guidance will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (ASU 2014-15). The amendments in ASU 2014-15 require management to assess, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for the Company beginning January 1, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements as of September 30, 2014 Using
	Fair Value Measurements at September 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual funds:
Bond	$1,994	$1,994	$—	$—
Large cap	2,605	2,605	—	—
International	1,368	1,368	—	—
Mid cap	563	563	—	—
Small cap	475	475	—	—
Balanced	347	347	—	—
Money market funds	1,195	1,195	—	—
Total assets (1)	$8,547	$8,547	$—	$—

(1)
As of September 30, 2014, $0.6 million and $7.9 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

5.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2013				September 30, 2014
	Gross Balance	Accumulated Impairment Losses	Additions	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$35,713	$(164)	$—	$—	$35,713	$(164)
PSS	47,075	(30,057)	—	(185)	45,820	(28,987)
MRI	16,765	(7,052)	—	(42)	16,608	(6,937)
Total goodwill	$99,553	$(37,273)	$—	$(227)	$98,141	$(36,088)

The Company performed its annual assessment for impairment of goodwill and other indefinite-lived intangible assets as of July 1, 2014 and determined there was no impairment. The Company's assessment determined that the fair values for each of the Company's reporting units were substantially in excess of their related carrying values as of July 1, 2014 with the exception of the following reporting units: PSS EMEA, GETS Infrastructure and GETS Aerospace and Industrial Equipment (GETS AIE). The PSS EMEA reporting unit, comprised primarily of the CDI AndersElite Limited business, had a fair value in excess of its carrying value of 9% and goodwill of $11.8 million. The GETS Infrastructure reporting unit had a fair value in excess of its carrying value of 17% and goodwill of $15.6 million. The GETS AIE reporting unit had a fair value in excess of its carrying value of 18% and goodwill of $10.4 million. The Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units and indefinite-lived intangible assets. If actual future results are not consistent with management's estimates and assumptions, the Company may have to take an impairment charge in the future related to its goodwill and other indefinite-lived intangible assets.

The following tables summarize the changes in the Company's carrying value of other intangible assets during the indicated periods:

	December 31, 2013				September 30, 2014
	Gross Balance	Accumulated Amortization	Additions	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Customer relationships	$11,960	$(4,625)	$—	$(703)	$11,960	$(5,328)
Trademarks	5,200	(440)	—	(255)	5,200	(695)
Developed technology	460	(276)	—	(69)	460	(345)
Non-compete	150	(105)	—	(23)	150	(128)
Reacquired franchise rights	972	(304)	—	(73)	972	(377)
Total intangible assets subject to amortization	18,742	(5,750)	—	(1,123)	18,742	(6,873)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	2,165	—
Total other intangible assets	$20,907	$(5,750)	$—	$(1,123)	$20,907	$(6,873)

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

6.	Restructuring and Other Related Costs

In December 2013, the Company announced that it would undertake a corporate restructuring in the first quarter of 2014 (the “2013 Restructuring Plan”) to improve operational effectiveness and further optimize the Company's cost structure. The 2013 Restructuring Plan included a workforce reduction and the consolidation of facilities and was substantially completed by June 30, 2014. The majority of the payments are expected to be made during 2014 with certain payments related to the consolidation of facilities expected through 2019. During the nine months ended September 30, 2014, the Company adjusted its total restructuring liability due to lower than expected severance costs.

The following table summarizes the provision, activity and balances related to the Restructuring Plan by cost type for the indicated periods:

	Employee severance and related costs	Real estate exit and related costs	Asset write-offs	Accrued restructuring liability

Balance as of December 31, 2013	$4,568	$769	$—	$5,337
Cash payments	(2,650)	(485)	—	(3,135)
Charges	37	734	30	801
Non cash	—	—	(30)	(30)
Adjustments	(729)	—	—	(729)
Balance as of September 30, 2014	$1,226	$1,018	$—	$2,244

The consolidated balance sheets as of September 30, 2014 and December 31, 2013 include $1.8 million and $4.7 million in “Other accrued expenses and other current liabilities”, and $0.4 million and $0.6 million in "Other non-current liabilities", respectively.

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

As of September 30, 2014, the Company had $1.9 million of borrowings, letters of credit outstanding of $3.2 million and $69.9 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2014. Interest was payable at a rate of 1.71% per annum for outstanding borrowings as of September 30, 2014. As of September 30, 2014, the Company had an unsecured $0.4 million letter of credit outstanding under an agreement with TD Bank, N.A. that expires on July 1, 2015.

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
The effective tax rates for the three months ended September 30, 2014 and 2013 were 34.8% and 33.7%, respectively. The effective tax rates for the nine months ended September 30, 2014 and 2013 were 40.2% and 37.3%, respectively. During the nine months ended September 30, 2014, the Company recorded a $0.5 million charge for the write-off of deferred tax assets related to the forfeiture of the outstanding equity awards due to the separation of the Company's former CEO.

10.	Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Numerator:
Net income attributable to CDI	$5,400	$4,528	$11,864	$10,457
Denominator:
Basic weighted-average shares	19,614	19,464	19,562	19,426
Dilutive effect of share-based awards	185	248	203	300
Diluted weighted-average shares	19,799	19,712	19,765	19,726
Earnings per common share:
Basic	$0.28	$0.23	$0.61	$0.54
Diluted	$0.27	$0.23	$0.60	$0.53

There were 406 thousand shares and 512 thousand shares excluded from the computation of EPS for the three months ended September 30, 2014 and 2013, respectively, because their inclusion would have been anti-dilutive. There were 290 thousand shares and 452 thousand shares excluded from the computation of EPS for the nine months ended September 30, 2014 and 2013, respectively, because their inclusion would have been anti-dilutive.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment operations data is presented in the following table for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue:
GETS	$88,388	$81,495	$254,930	$239,483
PSS	192,426	182,002	557,295	527,869
MRI	14,918	14,419	44,061	43,393
Total revenue	$295,732	$277,916	$856,286	$810,745

Gross profit:
GETS	$24,391	$22,665	$69,596	$66,944
PSS	23,141	22,990	67,896	67,133
MRI	6,956	7,042	20,556	20,316
Total gross profit	$54,488	$52,697	$158,048	$154,393

Operating profit:
GETS (1)	$3,429	$2,917	$7,200	$7,639
PSS (1)	7,367	6,489	20,379	17,823
MRI	1,721	1,987	4,733	5,676
Corporate (1), (2)	(4,035)	(4,447)	(12,157)	(14,037)
Total operating profit	8,482	6,946	20,155	17,101
Other income (expense), net	(133)	(57)	(207)	(170)
Income before income taxes	$8,349	$6,889	$19,948	$16,931

(1)	The following table summarizes the amount of restructuring and other related costs recognized by reporting segment for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

GETS	$—	$—	$419	$—
PSS	—	—	(249)	—
MRI	—	—	—	—
Corporate	—	—	(98)	—
Restructuring and other related costs	$—	$—	$72	$—

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment asset data is presented in the following table for the indicated periods:

	September 30,	December 31,
	2014	2013

Assets:
GETS	$137,232	$130,269
PSS	170,764	168,786
MRI	25,026	28,098
Corporate	72,642	78,654
Total assets	$405,664	$405,807

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

Executive Overview
Business Overview
CDI operates engineering and technology businesses providing differentiated, customer-focused solutions in select industries primarily in the U.S., Canada and the UK. The Company provides engineering and information technology (IT) solutions and staffing services to customers in the Oil, Gas and Chemical (OGC), Aerospace and Industrial Equipment (AIE), and Hi-Tech industry verticals as well as in "Other" industry verticals that primarily include the infrastructure, U.S. defense, and transportation industries.
The Company operates through its three reporting segments: Global Engineering and Technology Solutions (GETS), Professional Staffing Services (PSS) and Management Recruiters International (MRI). GETS provides engineering and IT solutions for its customers that involve the production of deliverable work products or services performed at a CDI facility or at a customer's facility under the supervision of CDI personnel. PSS provides skilled technical and professional personnel to its customers for discrete periods of time to augment the customer's workforce in times of project, seasonal, peak period or business cycle needs. MRI is a global franchisor that provides the use of its trademarks, business systems, and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers.

Third Quarter 2014 Overview
Revenue during the third quarter of 2014 increased by $17.8 million or 6.4% as compared to the third quarter of 2013 due primarily to increases in PSS and, to a lesser extent, GETS. Gross profit increased by $1.8 million primarily due to the increase in revenue, partially offset by a decrease in gross profit margins in GETS and PSS. Gross profit margin decreased primarily due to a shift in mix to lower margin business within PSS and GETS. The shift in mix to lower gross profit margin business within PSS is primarily due to increased demand for program staffing services which achieved higher than average operating profit margins but lower than average gross profit margins. Operating and administrative expenses were relatively flat. Operating profit increased to $8.5 million during the third quarter of 2014 as compared to $6.9 million during the third quarter of 2013. Net income attributable to CDI increased to $5.4 million during the third quarter of 2014 as compared to $4.5 million in the third quarter of 2013.

On August 13, 2014, the Company announced the appointment of Scott J. Freidheim as president and chief executive officer, effective September 15, 2014. Mr. Freidheim and CDI entered into an employment agreement which was filed as Exhibit 10.1 to the Form 8-K on September 15, 2014. In addition, on October 28, 2014, the Company announced that it added three leaders to its executive management team.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations

Consolidated Discussion
Three months ended September 30, 2014 as compared to the three months ended September 30, 2013

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$88,388	29.9%	$81,495	29.3%	$6,893	8.5%
PSS	192,426	65.1	182,002	65.5	10,424	5.7
MRI	14,918	5.0	14,419	5.2	499	3.5
Total Revenue	$295,732	100.0	$277,916	100.0	$17,816	6.4
Gross profit	$54,488	18.4	$52,697	19.0	$1,791	3.4
Operating and administrative expenses	$46,006	15.6	$45,751	16.5	$255	0.6
Operating profit	$8,482	2.9	$6,946	2.5	$1,536	22.1
Net income attributable to CDI	$5,400	1.8	$4,528	1.6	$872	19.3
Effective income tax rate	34.8%		33.7%
Pre-tax return on net assets (1)	9.7%		9.9%

(1)
Income (loss) before income taxes for the year, divided by the average net assets at the beginning and end of the year for the prior 12 consecutive months. Net assets include total assets minus total liabilities excluding cash and cash equivalents, income tax accounts and debt.

Revenue increased for the third quarter of 2014 as compared to the third quarter of 2013 primarily due to increases in PSS and, to a lesser extent, GETS. PSS revenue increased primarily due to increased pipeline staffing demand in the OGC vertical and, to a lesser extent, increases in the "Other" and AIE industry verticals, partially offset by reduced staffing at a large existing customer in the Hi-Tech vertical. GETS revenue increased primarily due to increased growth in the OGC and, to a lesser extent, the Hi-Tech verticals, partially offset by a decrease in demand in the AIE vertical and reduced infrastructure spending in the "Other" industry vertical. MRI's revenue increased primarily due to increased contract staffing, partially offset by a decrease in royalties and franchise fees.
Gross profit increased for the third quarter of 2014 as compared to the third quarter of 2013 primarily due to the increases in revenue, partially offset by decreases in gross profit margin in GETS and PSS. Gross profit margin decreased primarily due to a shift in mix to lower margin business within PSS and GETS. The shift in mix to lower gross profit margin business within PSS is primarily due to increased demand for program staffing services which achieved higher than average operating profit margins but lower than average gross profit margins.
Operating profit increased for the third quarter of 2014 as compared to the third quarter of 2013 primarily due to cost savings as a result of the restructuring undertaken in the first quarter of 2014 and subsequent cost containment efforts, partially offset by an increase in operating costs as a result of the increase in business volume. Operating and administrative expenses in 2013 include a $0.5 million benefit related to a reduction of an acquisition-related earnout liability.
The effective income tax rates for both periods were impacted by insignificant discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no tax benefit that had a significant impact on the effective income tax rates due to the levels of pre-tax income for both periods. As such, comparison of effective tax rates for the third quarter of 2014 as compared to the third quarter of 2013 is not meaningful.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses were $4.0 million for the third quarter of 2014 compared to $4.4 million for the third quarter of 2013. The reduction in corporate expenses are primarily due to cost savings as a result of the restructuring undertaken in the first quarter of 2014.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Consolidated Discussion - Continued
Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$254,930	29.8%	$239,483	29.5%	$15,447	6.5%
PSS	557,295	65.1	527,869	65.1	29,426	5.6
MRI	44,061	5.1	43,393	5.4	668	1.5
Total Revenue	$856,286	100.0	$810,745	100.0	$45,541	5.6
Gross profit	$158,048	18.5	$154,393	19.0	$3,655	2.4
Operating and administrative expenses (1)	$137,821	16.1	$137,292	16.9	$529	0.4
Restructuring and other related costs	$72	—	$—	—	$72	NM
Operating profit	$20,155	2.4	$17,101	2.1	$3,054	17.9
Net income attributable to CDI (1)	$11,864	1.4	$10,457	1.3	$1,407	13.5
Effective income tax rate	40.2%		37.3%

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

NM - Not meaningful.
Revenue increased for the first nine months of 2014 as compared to the first nine months of 2013 due to increases in PSS, GETS and, to a lesser extent, MRI. PSS revenue increased primarily due to increased pipeline staffing demand in the OGC vertical and, to a lesser extent, increases in the "Other" and AIE industry verticals, partially offset by reduced staffing at a large existing customer in the Hi-Tech vertical. GETS revenue increased primarily due to increased growth in the OGC, AIE and Hi-Tech verticals, partially offset by reductions in government services and infrastructure spending in the "Other" industry vertical.
Gross profit increased for the first nine months of 2014 as compared to the first nine months of 2013 primarily due to the increases in revenue, partially offset by a decrease in gross profit margins in GETS and PSS. Gross profit margin decreased primarily due to a shift in mix to lower margin business within GETS and PSS. The decrease in gross profit margin within GETS was primarily due to a shift in mix from the higher margin infrastructure and government services business to the lower margin business in OGC and AIE verticals. The shift in mix to lower gross profit margin business within PSS is primarily due to increased demand for program staffing services which achieved higher than average operating profit margins but lower than average gross profit margins.
Operating profit increased for the first nine months of 2014 as compared to the first nine months of 2013 primarily due to cost savings as a result of the restructuring undertaken in the first quarter of 2014 and subsequent cost containment efforts, partially offset by an increase in operating costs as a result of the increase in business volume and a $0.7 million pre-tax charge related to the separation of the Company's former CEO. Operating and administrative expenses in 2013 include a $1.2 million benefit related to a reduction of an acquisition-related earnout liability.
The effective income tax rates for both periods were impacted by insignificant discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no tax benefit. The first nine months of 2014 included the $0.5 million charge for the write-off of deferred tax assets related to the forfeiture of the outstanding equity awards of the Company's former CEO.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses were $12.3 million for the first nine months of 2014 compared to $14.0 million for the first nine months of 2013. Included in corporate expenses for the first nine months of 2014 is a $0.7 million pre-tax charge related to the separation of the Company's former CEO. The reduction in corporate expenses are primarily due to cost savings as a result of the restructuring undertaken in the first quarter of 2014.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Global Engineering and Technology Solutions (GETS)
Three months ended September 30, 2014 as compared to the three months ended September 30, 2013

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$39,786	45.0%	$31,677	38.9%	$8,109	25.6%
Aerospace and Industrial Equipment (AIE)	17,799	20.1	19,012	23.3	(1,213)	(6.4)
Hi-Tech	8,273	9.4	7,559	9.3	714	9.4
Other	22,530	25.5	23,247	28.5	(717)	(3.1)
Total revenue	88,388	100.0	81,495	100.0	6,893	8.5
Cost of services	63,997	72.4	58,830	72.2	5,167	8.8
Gross profit	24,391	27.6	22,665	27.8	1,726	7.6
Operating and administrative expenses	20,962	23.7	19,748	24.2	1,214	6.1
Operating profit	$3,429	3.9	$2,917	3.6	$512	17.6

Revenue increased during the third quarter of 2014 as compared to the third quarter of 2013 primarily due to the increase in revenue in the OGC industry vertical, partially offset by the decrease in the AIE industry vertical. The increase in OGC revenue is primarily due to a net increase in demand from industrial chemical customers and, to a lesser extent, midstream pipeline customers. The increase in Hi-Tech revenue is primarily due to an increase in demand by existing customers. The decrease in AIE revenue is primarily due to decreased demand by a large commercial aviation customer. The decrease in the "Other" industry vertical revenue is primarily due to reduced spending by state and local governments.

Gross profit increased for the third quarter of 2014 as compared to the third quarter of 2013 primarily due to the increase in revenue, partially offset by the decrease in gross profit margin. Gross profit margin decreased slightly for the third quarter of 2014 as compared to the third quarter of 2013 primarily due to the growth in the lower margin OGC business and decrease in the higher margin infrastructure business.

Operating and administrative expenses increased during the third quarter of 2014 as compared to the third quarter of 2013 primarily due to the increase in business volume and, to a lesser extent, the $0.5 million benefit related to the reduction of the acquisition-related earnout liability in the third quarter of 2013, partially offset by cost savings as a result of the restructuring undertaken in the first quarter of 2014 and subsequent cost containment efforts.

Operating profit increased for the third quarter of 2014 as compared to the third quarter of 2013 primarily due to the cost savings as a result of the restructuring undertaken in the first quarter of 2014 as the other drivers of the change in operating and administrative expenses offset the increase in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Global Engineering and Technology Solutions (GETS) - Continued
Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$107,054	42.0%	$91,463	38.2%	$15,591	17.0%
Aerospace and Industrial Equipment (AIE)	57,452	22.5	54,395	22.7	3,057	5.6
Hi-Tech	24,291	9.5	22,704	9.5	1,587	7.0
Other	66,133	25.9	70,921	29.6	(4,788)	(6.8)
Total revenue	254,930	100.0	239,483	100.0	15,447	6.5
Cost of services	185,334	72.7	172,539	72.0	12,795	7.4
Gross profit	69,596	27.3	66,944	28.0	2,652	4.0
Operating and administrative expenses	61,977	24.3	59,305	24.8	2,672	4.5
Restructuring and other related costs	419	0.2	—	—	419	NM
Operating profit	$7,200	2.8	$7,639	3.2	$(439)	(5.7)

NM - Not meaningful.

Revenue increased during the first nine months of 2014 as compared to the first nine months of 2013 primarily due to the increase in revenue in the OGC, AIE and Hi-Tech industry verticals, partially offset by the decrease in the "Other" industry vertical. The increase in OGC revenue is primarily due to a net increase in demand from industrial chemical customers and, to a lesser extent, midstream pipeline customers. The increase in AIE revenue is primarily due to increased demand by commercial aviation customers in the first half of 2014. The increase in Hi-Tech revenue is primarily due to an increase in demand by existing customers. The decrease in the "Other" industry vertical revenue is primarily due to reduced spending by the U.S. Federal government due to sequestration and ongoing reduced state and local government spending on infrastructure engineering activities.

Gross profit increased for the first nine months of 2014 as compared to the first nine months of 2013 primarily due to the increase in revenue, partially offset by the decrease in gross profit margin. Gross profit margin decreased for the first nine months of 2014 as compared to the first nine months of 2013 primarily due to a shift in mix from the higher margin infrastructure and government services business to the lower margin business in the OGC and AIE industry verticals.

Operating and administrative expenses increased during the first nine months of 2014 as compared to the first nine months of 2013 primarily due to the increase in business volume and, to a lesser extent, the $1.2 million benefit related to the reduction of an acquisition-related earnout liability in the first nine months of 2013, partially offset by cost savings as a result of the restructuring undertaken in the first quarter of 2014 and subsequent cost containment efforts.

Operating profit decreased for the first nine months of 2014 as compared to the first nine months of 2013 primarily due to the restructuring charges during the first nine months of 2014 as the increase in gross profit was offset by the increase in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Staffing Services (PSS)
Three months ended September 30, 2014 as compared to the three months ended September 30, 2013

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$51,386	26.7%	$41,120	22.6%	$10,266	25.0%
Aerospace and Industrial Equipment (AIE)	21,216	11.0	18,360	10.1	2,856	15.6
Hi-Tech	57,837	30.1	68,528	37.7	(10,691)	(15.6)
Other	61,987	32.2	53,994	29.7	7,993	14.8
Total revenue	192,426	100.0	182,002	100.0	10,424	5.7
Cost of services	169,285	88.0	159,012	87.4	10,273	6.5
Gross profit	23,141	12.0	22,990	12.6	151	0.7
Operating and administrative expenses	15,774	8.2	16,501	9.1	(727)	(4.4)
Operating profit	$7,367	3.8	$6,489	3.6	$878	13.5

Revenue increased for the third quarter of 2014 as compared to the third quarter of 2013 due to the increase in revenue primarily in the OGC, "Other" and AIE industry verticals, partially offset by a decrease in the Hi-Tech industry vertical. OGC revenue growth is primarily due to increased pipeline staffing demand for site-based technicians at existing customers. Revenue in the "Other" industry vertical increased primarily due to the growth in the UK, partially offset by a decrease in non-program staffing in North America. The increase in AIE revenue is primarily due to increased demand by existing customers. Revenue in Hi-Tech declined primarily due to reduced staffing at a large existing customer.

Gross profit increased slightly for the third quarter of 2014 as compared to the third quarter of 2013 primarily due to the increase in revenue, partially offset by a decrease in gross profit margin. Gross profit margin decreased primarily due to a shift in mix to program staffing revenue in OGC and in the UK. Program staffing achieved higher than average operating profit margins but lower than average gross profit margins.

Operating and administrative expenses decreased during the third quarter of 2014 as compared to the third quarter of 2013 primarily due to cost savings as a result of the restructuring undertaken in the first quarter of 2014 and subsequent cost containment efforts.

Operating profit increased for the third quarter of 2014 as compared to the third quarter of 2013 primarily due to the decrease in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Staffing Services (PSS) - Continued
Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$140,866	25.3%	$101,483	19.2%	$39,383	38.8%
Aerospace and Industrial Equipment (AIE)	61,716	11.1	56,640	10.7	5,076	9.0
Hi-Tech	177,866	31.9	211,979	40.2	(34,113)	(16.1)
Other	176,847	31.7	157,767	29.9	19,080	12.1
Total revenue	557,295	100.0	527,869	100.0	29,426	5.6
Cost of services	489,399	87.8	460,736	87.3	28,663	6.2
Gross profit	67,896	12.2	67,133	12.7	763	1.1
Operating and administrative expenses	47,766	8.6	49,310	9.3	(1,544)	(3.1)
Restructuring and other related costs	(249)	—	—	—	(249)	NM
Operating profit	$20,379	3.7	$17,823	3.4	$2,556	14.3

NM - Not meaningful.

Revenue increased for the first nine months of 2014 as compared to the first nine months of 2013 due to the increase in revenue primarily in the OGC, "Other" and AIE industry verticals, partially offset by a decrease in the Hi-Tech industry vertical. OGC revenue growth is primarily due to increased pipeline staffing demand for site-based technicians at existing customers. Revenue in the "Other" industry vertical increased primarily due to the growth in the UK, partially offset by a decrease in non-program staffing in North America. The increase in AIE revenue is primarily due to increased demand by existing customers. Revenue in Hi-Tech declined primarily due to reduced staffing at a large existing customer.

Gross profit increased for the first nine months of 2014 as compared to the first nine months of 2013 primarily due to the increase in revenue, partially offset by the decrease in gross profit margin. Gross profit margin decreased primarily due to a shift in mix to program staffing revenue in OGC and in the UK. Program staffing achieved higher than average operating profit margins but lower than average gross profit margins.

Operating and administrative expenses decreased during the first nine months of 2014 as compared to the first nine months of 2013 primarily due to cost savings as a result of the restructuring undertaken in the first quarter of 2014 and subsequent cost containment efforts, partially offset by an increase in personnel costs to support the growth in the UK.

Operating profit increased for the first nine months of 2014 as compared to the first nine months of 2013 primarily due to the reduction in operating and administrative expenses and benefit due to a reduction in the estimated restructuring liability as a result of lower than anticipated severance costs.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI)
Three months ended September 30, 2014 as compared to the three months ended September 30, 2013

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$11,600	77.8%	$10,837	75.2%	$763	7.0%
Royalties and Franchise Fees	3,318	22.2	3,582	24.8	(264)	(7.4)
Total revenue	14,918	100.0	14,419	100.0	499	3.5
Cost of services	7,962	53.4	7,377	51.2	585	7.9
Gross profit	6,956	46.6	7,042	48.8	(86)	(1.2)
Operating and administrative expenses	5,235	35.1	5,055	35.1	180	3.6
Operating profit	$1,721	11.5	$1,987	13.8	$(266)	(13.4)

Revenue increased for the third quarter of 2014 as compared to the third quarter of 2013 due to an increase in contract staffing revenue, partially offset by a decrease in royalties and franchise fees. The increase in contract staffing revenue is primarily due to demand for staffing. Royalties and franchise fees decreased primarily due to a reduction in permanent placement royalties and reduced franchise fees.

Gross profit and gross profit margins decreased in the third quarter of 2014 as compared to the third quarter of 2013 primarily due to the reduction in royalties and franchise fees that more than offset the increase in contract staffing. Royalties and franchise fees provide higher margins than contract staffing.

Operating and administrative expenses increased during the third quarter of 2014 as compared to the third quarter of 2013 due primarily to higher sales expenses related to contract staffing and additional spending on professional development for new and existing franchisees.
Operating profit decreased for the third quarter of 2014 as compared to the third quarter of 2013 primarily due to the increase in operating and administrative expenses and the decrease in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI) - Continued
Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$34,480	78.3%	$33,281	76.7%	$1,199	3.6%
Royalties and Franchise Fees	9,581	21.7	10,112	23.3	(531)	(5.3)
Total revenue	44,061	100.0	43,393	100.0	668	1.5
Cost of services	23,505	53.3	23,077	53.2	428	1.9
Gross profit	20,556	46.7	20,316	46.8	240	1.2
Operating and administrative expenses	15,823	35.9	14,640	33.7	1,183	8.1
Operating profit	$4,733	10.7	$5,676	13.1	$(943)	(16.6)

Revenue increased for the first nine months of 2014 as compared to the first nine months of 2013 primarily due to an increase in contract staffing revenue, partially offset by a reduction in royalty revenue. Contract staffing revenue increased due primarily to increased demand for staffing. Royalties and franchise fees decreased primarily due to reduced permanent placement royalties and reduced franchise fees.

Gross profit increased in the first nine months of 2014 as compared to the first nine months of 2013 primarily due to the increase in contract staffing revenue, partially offset by the reduction in royalties and franchise fees. Gross profit margin decreased slightly due primarily to the decrease in royalties and franchise fees which was predominantly offset by a shift to higher margin business within contract staffing.

Operating and administrative expenses increased during the first nine months of 2014 as compared to the first nine months of 2013 due primarily to higher sales expenses related to contract staffing and additional spending on professional development for new and existing franchisees.
Operating profit decreased for the first nine months of 2014 as compared to the first nine months of 2013 primarily due to the increase in operating and administrative expenses, partially offset by the increase in gross profit.

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
On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited (each a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”). The Credit Agreement established a $75.0 million revolving line of credit facility (including a $5.0 million UK overdraft facility), with a five-year term ending on November 29, 2017. Borrowings under this line of credit may be used by the Borrowers for general business purposes or for letters of credit. As of September 30, 2014, there were $1.9 million outstanding borrowings and $3.2 million of letters of credit outstanding under the Credit Agreement. See Note 7-Short-Term Borrowings, in the notes to the consolidated financial statements included in Item1 of this Form 10-Q Report for more information relating to the Credit Agreement.
As of September 30, 2014, the Company had cash and cash equivalents of $43.1 million and $69.9 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2014. As of September 30, 2014, the Company also had an unsecured $0.4 million letter of credit outstanding under an agreement with TD Bank, N.A. that expires on July 1, 2015.
As of September 30, 2014, approximately 17% of the Company's cash and cash equivalents were held by certain non-U.S. subsidiaries, principally Canadian and UK entities, and denominated in foreign currencies, principally Canadian dollars and British pounds sterling. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries, because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.
The Company’s billing and cash collection cycle for the Company's largest customer is based on the customer’s monthly fiscal calendar which can cause significant fluctuations in cash receipts in any given period.
Cash and cash equivalents decreased from $45.5 million on December 31, 2013 to $43.1 million on September 30, 2014. The following table summarizes the net cash impact, by classification, from the Company's consolidated statements of cash flows for the indicated periods:

	Nine Months Ended
	September 30,
	2014	2013	Change

Operating Activities	$16,449	$777	$15,672
Investing Activities	(7,759)	(4,928)	(2,831)
Financing Activities	(10,734)	(7,349)	(3,385)
Effect of exchange rate changes on cash and cash equivalents	(357)	(85)	(272)
Net decrease in cash and cash equivalents	$(2,401)	$(11,585)	$9,184
Operating Activities
For the first nine months of 2014, the Company generated $16.4 million net cash by operating activities, which is a $15.7 million increase from the comparable period in 2013. The increase in net cash generated by operations is primarily due to reductions in working capital requirements and income tax payments, and an increase in net income. Working capital requirements during the first nine months of 2014 as compared to the first nine months of 2013 decreased primarily due to improved collections.
Investing Activities
For the first nine months of 2014, the Company used $7.8 million net cash in investing activities which is a $2.8 million increase from the comparable period in 2013. The increase is primarily due to higher capital expenditures to support the growth in GETS and implement a new recruiting platform in PSS.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Financing Activities
For the first nine months of 2014, net cash used by financing activities is $10.7 million compared to $7.3 million during the comparable period in 2013. The increase in cash used in financing activities is primarily due to an increase in dividends paid and the change in book overdrafts, offset partially by a reduction in net repayments under the Company's short-term borrowing facility. The Company accelerated the payment of the first quarter 2013 cash dividend into December 2012.

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

Foreign Currency Risk
The Company's exposure to foreign currency exchange rate risk relates primarily to its operations denominated in Canadian dollars and British pounds sterling. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as the Company's investment in the net assets related to these operations. The Company utilizes short term foreign exchange forward contracts to reduce its exposure to certain foreign currency denominated intercompany loans.

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of September 30, 2014 is not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. As of September 30, 2014 the Company had outstanding borrowings of $1.9 million with interest payable at a rate of 1.71% per annum.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date to provide reasonable assurance that information reported in this Form 10-Q Report is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting during the Company's third quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CDI Corp.
Date:	November 3, 2014	By:	/s/ Robert M. Larney
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