Form 10-K
period 2014-12-31
CDI CORP
filed 2015-03-05
CIK 18396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
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
Large accelerated filer     ☐                    Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ YES ☒ NO
As of June 30, 2014, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $210.7 million computed by reference to the reported price at which the common equity was last sold on the New York Stock Exchange on June 30, 2014, which was the last business day of the registrant's most recently completed second fiscal quarter.
The number of shares outstanding of each of the registrant's classes of common stock as of February 27, 2015 was as follows:

Common stock, $0.10 par value Class B common stock, $0.10 par value	19,631,109 Shares None

Documents Incorporated By Reference
Portions of the registrant's definitive proxy statement for its 2015 annual meeting of shareholders (to be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year end of December 31, 2014) are incorporated by reference into Part III of this Form 10-K.

CDI CORP.

Caution Concerning Forward–Looking Statements
This report (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers' capital projects or the inability of our customers to pay our fees; the inability to successfully execute on our recently-announced realignment; the termination of a major customer contract or project; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about these and other risks and uncertainties may be found in our filings with the SEC, particularly in the “Risk Factors” section in Part I, Item 1A of this Form 10-K Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context otherwise requires, all references herein to “CDI,” the “Registrant,” the “Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART I.

Item 1.    Business

General
CDI Corp. (NYSE:CDI) provides customer-focused engineering, information technology and staffing solutions. The Company's customers operate in a variety of industries, ranging from Oil, Gas and Chemical to Aerospace and Industrial Equipment, and High Technology, and include corporate, federal, state and municipal entities.  The Company serves customers through offices and delivery centers in the United States (U.S.), Canada and the United Kingdom (UK).  The Company also provides staffing services through its global MRINetwork® of franchisees.

Services
The Company provides engineering, information technology and staffing solutions to customers through the Company's reporting segments as follows:

•
Global Engineering and Technology Solutions (GETS) - GETS provides engineering and information technology solutions for its customers that involve principally the production of deliverable work products or services performed at a CDI facility or at a customer's facility under the supervision of CDI personnel. These solutions typically include analysis of a customer's engineering or information technology needs and the development of a solution that generally ranges in duration from several months to multiple years. Depending on the industry, engineering services can include feasibility studies, architectural and structural designs, technology assessments, conceptual designs, pricing studies, preliminary designs, execution planning, procurement optimization, detailed designs, testing and validations of regulatory compliance, technology integration and operating and maintenance support. Information technology services can include assessments, execution of business application services, web development, service-desk support, quality assurance and testing and program management. GETS provides these solutions through a delivery model consisting of: centers of excellence, with concentrated skill sets required for larger, more complex projects; regional centers to service local needs of customers; and customer-centered offices to deliver site-specific services.

•
Professional Staffing Services (PSS) - PSS provides skilled technical and professional personnel to its customers for discrete periods of time to augment the customer's workforce in times of project, seasonal, peak period or business cycle needs. These engagements can range from several months to multiple years in duration. PSS also provides permanent placement services. PSS provides professional staffing services to targeted industries that include managed services and managed staffing programs, and functional staffing outsourcing.

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

Business Strategy
The key elements of the Company’s strategy are as follows:

•	To enhance the operating performance of existing businesses and assets through select investment in growth-oriented resources and improvement of operational efficiency;

•	To expand in specialized staffing and engineering market segments within certain of the Company’s existing business lines to improve the margin and growth profile of those businesses;

•	To grow the Company’s offering scope of value added services that provide more comprehensive solution opportunities to new and existing clients of the Company;

•	To increase selectively the Company’s geographic footprint to access new profitable growth opportunities and to support clients domestically and internationally; and

•
To utilize active portfolio management to optimize the composition of the Company’s business portfolio in light of our strategy, including the use of corporate development initiatives, such as acquisitions, partnerships and joint business arrangements.

Other Information
The Company was incorporated in Pennsylvania on July 30, 1985. It is the successor registrant to CDI Corporation, which was incorporated in Pennsylvania on September 16, 1950.

Customers/Markets
The Company's customers consist primarily of: multi-national, national and regional companies; and U.S. Federal, state and local governments. The Company provides its services to customers in the oil, gas and chemicals, aerospace and industrial equipment, and hi-tech industries. The Company also does significant business in other industries, including the infrastructure, U.S. defense, and transportation industries. Revenue from the Company's largest customer, International Business Machines Corporation (IBM), accounted for approximately 15% of total CDI consolidated revenue in 2014.

MRI provides trademarks and business systems, as well as service, training, support and ancillary services to its franchisees, to enable them to be successful in their businesses. MRI seeks to sell new franchises and renew existing franchises. New franchisees have been historically brought into the MRI network primarily on a referral basis. MRI's business is not dependent on any single franchisee.

Pricing
The Company generally determines its pricing for cost-plus contracts based on mark-ups of its employees' or contractors' hourly rates of pay. Pricing for fixed-priced contracts is generally based on an assessment of the level of effort and scope of work. Permanent placement revenue is based on agreed-upon rates, which generally is a percentage of the candidate's initial annual compensation, or a fixed fee. Pricing is subject to negotiation and agreement with the customer.

U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), agency-specific regulations that supplement the FAR and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustments, mandatory disclosure, and audit requirements. Failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, inability to bill and collect receivables from customers, and the assessment of penalties and fines.

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

Competition
The Company competes in global, national, and regional markets with numerous engineering and information technology outsourcing companies and with temporary staffing and permanent placement firms. All segments of the Company's operations face competition in attracting both customers and high-quality specialized employment candidates. Customers typically invite several companies to bid for contracts, which the Company believes are awarded primarily on the basis of prior performance, reputation, value-added services, technological capability and price. The Company believes it derives a competitive advantage from its lengthy experience with and long-standing commitment to the industries it serves, long-term relationships with its customers, technical capabilities, and national and international presence.

The engineering and information technology outsourcing business is highly fragmented. Certain of the Company's competitors have greater financial resources and offer a broader range of services and others are smaller and tend to be more specialized. The extent of competition varies according to the particular markets and geographic area. The degree and type of competition is also influenced by the type and scope of a particular project.

The temporary staffing and permanent placement businesses are very competitive and highly fragmented, with limited barriers to entry into the market. In many areas, local companies are the strongest competitors. Price competition among companies and pricing pressures from customers are significant in the staffing services industry.

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

Safeguards-Business, Disaster and Contingency Planning
CDI has a number of safeguards that seek to protect the Company from various system-related risks. Given the significant amount of data generated in the Company's key processes, including customer-related projects, recruiting, payroll, and customer invoicing, CDI has implemented redundant system processing capabilities designed to limit risk related to hardware failure. Additionally, CDI utilizes a third-party backup facility to periodically store critical data off-site in the event of a catastrophic issue at the primary location. CDI maintains and annually tests its Information Technology Disaster Recovery Plan for its core systems and associated data.

Employees
As of December 31, 2014, CDI had approximately 800 staff employees. In addition, CDI had approximately 8,600 employees and other workers engaged as billable personnel. The number of billable employees and other workers varies in relation to the number of projects and assignments in progress at any particular time.

Access to Company Information
CDI maintains a website at www.cdicorp.com and makes available free of charge on that website (under “Investor Relations”) the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q,current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after CDI electronically files these materials with, or furnishes them to, the Securities and Exchange Commission. Also available on CDI's website are the Company's Corporate Governance Principles, Code of Conduct and the charters for the Audit Committee, Compensation Committee, Finance Committee, Executive Committee and Governance and Nominating Committee. The information contained on CDI's website, or on other websites linked to CDI's website, is not part of, or incorporated in, this Form 10-K Report.

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

CDI's business is dependent on capital spending by customers in the industries we serve, and cuts in capital spending may result in the loss of revenue and profitability.
The demand for CDI's services is dependent upon the level of capital spending by our customers, especially in our engineering project outsourcing business and in certain portions of our staffing business. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on our customers' needs for project outsourcing and both temporary and permanent employees. During the most recent recession and in its aftermath, there were delays and cancellations of projects due to credit constraints and weak economic conditions experienced by some of our customers. Such delays and cancellations can adversely affect CDI's revenue and profitability.

Unfavorable economic conditions could negatively affect CDI's business.
Our results of operations are affected by the level of business activity of our customers, which in turn is affected by the macroeconomic conditions in which they operate. In recent years, there has been considerable volatility and uncertainty in economic conditions in the U.S. and other countries in which CDI does business. We are likely to experience reduced demand for our services during periods of declining economic activity, increased unemployment and tightened credit availability. If, in the event of unfavorable economic conditions, companies limit their spending on the services which CDI provides, this would have a material adverse effect on our financial and operating performance.

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

While CDI manages its cost structure in response to reduced demand for our services, these efforts may not be successful in having us remain profitable or, if profitable, maintain our current level of profitability.

Our revenue is subject to uncertainties and cyclicality. Our results of operations depend on, among other factors, new contract awards and contract renewals, and the selection process and timing for performing these contracts are subject to contingencies beyond our control. In addition, our customer contracts and arrangements may be adjusted, canceled or suspended by our customers, in most cases on short notice.
A significant portion of our revenue is directly or indirectly derived from awards of long-term contracts. It is difficult to predict whether and when we will receive such awards due to the typically lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, customers' financing arrangements and governmental approvals. Because a meaningful portion of our revenue is generated from these contracts, CDI's results of operations and cash flows can fluctuate from quarter to quarter depending on the timing of contract awards and contract renewals.

Furthermore, substantially all of CDI's contracts are subject to cancellation or termination at the discretion of the customer, typically on short notice. Many of our contracts, particularly in the staffing business, contain no minimum purchase obligations on the part of the customer. Project contracts are generally subject to changes in the scope of services to be provided. Accordingly, we do not have a guaranteed backlog of business.

Many of the industries we serve are cyclical, and fluctuations in commodity prices could also have a material adverse impact on our operating results.
Many of the industries CDI serves (such as the oil, gas and chemical industries) historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies. Consequently, CDI's results of operations have fluctuated and may continue to fluctuate depending on the demand for services from these cyclical industries. Fluctuations in commodity prices (such as chemicals or oil and gas, which have experienced significant price declines in the recent past) can have a significant impact on our engineering outsourcing and staffing businesses, since those prices have a direct effect on our customers' decisions to invest in capital projects. Rising commodity prices can negatively impact the financial returns on those projects, which may result in projects being delayed or canceled, which in turn could have a material adverse impact on our operating results.

The loss of one or more major customers could have a material adverse effect on our financial results.
The loss of one or more major customers or projects, or a significant decrease in the volume of business that we receive from such major customers or projects, could have a material adverse effect on CDI's financial condition and results of operations. Revenue from one customer, IBM, accounted for approximately 15% of total CDI consolidated revenue in 2014. Our current contract with IBM was extended at the end of 2014, with a new three-year term, but is subject to termination by IBM with or without cause at any time.

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

Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public-supported financing, such as state and local municipal bonds, may be only partially raised to support existing infrastructure projects. As a result, a project we are currently working on may only be partially funded and thus additional public funding may be required in order to complete our contract. Governments are typically under no obligation to maintain funding at any specific level, and funds for government programs can be eliminated. As a result, CDI's government customers may terminate our contracts for convenience or decide not to renew the contracts with little or no prior notice. Government contracts may also contain terms (such as broad indemnification obligations) that expose CDI to higher levels of risk and potential liability than non-government contracts.

CDI's project outsourcing services expose the company to potential professional liability, product liability and other claims. Our project outsourcing business also may encounter difficulties that result in additional costs, reductions in revenue, claims, disputes and the payment of damages.
In connection with certain of our project outsourcing services, the Company performs engineering and other services in various types of facilities, including major industrial facilities, where accidents or system failures can be disastrous. CDI also provides engineering and related services in connection with major products such as aircraft engines and naval ships. Any catastrophic occurrences in excess of insurance limits relating to locations or products which are engineered by CDI or locations where our services are performed could result in significant professional liability, product liability and other claims against us. Furthermore, the project outsourcing services CDI provides expose us to additional risks, including equipment failures, personal injuries, property damage and unforeseen engineering, architectural and environmental problems, each of which could significantly impact our performance and materially impact our financial condition and results.

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

In addition, some contracts may require our customers to provide us with design or engineering information or with equipment or materials to be used on a project. In some cases, the customer may provide us with deficient design or engineering information or equipment, or may provide the information or equipment to us later than required by the project schedule. The customer may also determine, after commencement of the project, to change various elements of the project. We are subject to the risk that we might be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred due to customer requested change orders or failure by the customer to timely provide required items. A failure to obtain adequate compensation for these matters could require CDI to record an adjustment to amounts of revenue and gross profit that were recognized in prior periods. Any such adjustments could have a material adverse effect on our results of operations and financial condition.

We are subject to many different laws and regulations. The failure to comply with those laws and regulations could result in significant fines and penalties being imposed on CDI, harm to our reputation, loss of business and other adverse consequences. Changes in laws and regulations could also result in loss of business and increased costs.
Many U.S., state, local and foreign laws and regulations govern and impact the business, operations and employees of CDI. These laws and regulations are often complex. CDI's policies mandate compliance with all applicable laws and regulations, and we maintain a compliance program and provide employees with training, guidelines and information about applicable laws and regulations. CDI has controls and procedures in place that are designed to detect and prevent legal violations and errors and misconduct by employees. However, these policies, programs, controls and procedures cannot provide assurance that employees or agents of CDI will not violate any laws or regulations. Government regulatory agencies can investigate CDI's compliance with laws and regulations and, if they believe there have been violations, can seek to impose significant fines and penalties (both civil and criminal) on us. Recent laws, such as the Dodd-Frank Act, increase the rewards for whistleblowing and could result in more claims of violations and in more government investigations. Compliance with laws and regulations, and responding to government investigations, even when no violations have occurred, can entail significant costs and expenses. If violations are alleged or found, CDI's reputation could be materially damaged for a considerable period of time, which in turn could directly or indirectly result in a loss of business for CDI. Customers and potential customers could decide to discontinue doing business with us, to decrease the amount of business they do with us or to not award new business to us. Our senior management may be required to devote a significant amount of time to repairing the relationship with any customer that decides or threatens to discontinue or decrease its business with CDI, thereby decreasing the amount of time senior management is able to devote to other facets of our business.

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

New laws or regulations also could disrupt or reduce existing business done by CDI. Changes in laws or regulations could result in the imposition of new or additional employee benefits, licensing or tax requirements, thereby increasing our costs of doing business. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner or in a sufficient amount to cover increased costs as a result of any of the foregoing. CDI's staffing services entail employing a large number of individuals on a temporary basis and placing such individuals in customers' workplaces. Therefore, increased government regulation of the workplace or of the employer-employee relationship could materially and adversely impact CDI.

CDI's existing credit facility includes restrictive and financial covenants. CDI's ability to access additional credit also could be limited.
In November 2012, CDI entered into a credit agreement with Bank of America, N.A. under which we have access to a $75.0 million revolving line of credit facility (the “Credit Facility”) that terminates in November 2017. The terms of the Credit Facility include, among other provisions, specific limitations (subject to various exceptions) on creating liens on our assets, incurring indebtedness, making acquisitions and other investments, and disposing of assets other than in the ordinary course of business. Additionally, the Credit Facility requires CDI to maintain certain financial covenants, a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The failure to comply with any of these covenants would cause a default under the Credit Facility. A default, if not waived or cured, could cause CDI's debt under the Credit Facility to become immediately due and payable. In such a situation, we may not be able to repay the debt or borrow sufficient funds to refinance the debt, and even if new financing is available, it may not be on terms acceptable to us. Additionally, if we need to obtain a waiver under the Credit Facility or if we seek other financing, if available, our cost of borrowing could significantly increase and we could face more restrictive covenants. This could materially and adversely affect CDI's results of operations and financial condition.

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
We typically bill our customers for our services in arrears and so are subject to the risk that our customers will delay or fail to pay our invoices. Accounts receivable represent the largest asset on CDI's balance sheet. While we take steps to evaluate and manage the credit risks relating to our customers, economic downturns such as the one experienced in recent years can adversely affect various industries and, within those industries, particular customers' ability to pay, which could reduce our ability to collect all amounts due from customers. There may also be delays in payments from customers, which would increase the working capital which CDI needs to maintain and could impact our liquidity. In addition, in the staffing business, there are sometimes intermediaries between us and the customer, and therefore financial problems involving the intermediary company could pose credit risks to CDI.

CDI has significant payroll-related costs, such as workers' compensation, unemployment taxes and health benefits, which are subject to increases caused by government regulation and other factors, and such increases could reduce our profits.
In conducting its business, CDI pays a number of payroll-related costs and expenses, including unemployment taxes, workers' compensation and medical coverage for its personnel. Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment. Workers' compensation costs may increase in the future if states raise benefit levels and liberalize allowable claims. CDI maintains insurance relating to its exposure for losses associated with workers' compensation and medical coverage for its personnel, but this insurance coverage is subject to deductibles. We have established reserves for workers' compensation and medical coverage claims based on historical loss statistics and periodic independent actuarial valuations. While we believe that our assumptions and estimates are appropriate, significant differences in actual experience or significant changes in assumptions may materially and adversely affect our future financial results. Our future earnings could also be materially and adversely affected if we are not able to increase the fees charged to customers to absorb the increased costs related to unemployment insurance, workers' compensation and medical benefits. In addition, our future earnings could also be materially and adversely affected by future cost increases for these programs.

Recent health care reform could increase the costs of CDI's staffing business.
In 2010 the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Acts”) were signed into U.S. law. Under the Health Care Acts, beginning in 2015 penalties will be assessed on large employers who do not offer health insurance that meets certain affordability and benefit requirements. Providing such health insurance benefits to our temporary employees in the U.S., or the payment of penalties if such coverage is not provided, will increase our expenses. If we are unable to raise the rates we charge to our customers to cover this additional expense, these increased costs could harm our financial results.

CDI is engaged in highly competitive businesses. Pricing pressures and increasing consolidation of purchasing by our customers could reduce our market share and profits.
The engineering and IT project outsourcing business and the professional staffing business are highly competitive and fragmented, and particularly in the case of staffing services, have limited barriers to entry. CDI competes in global, national, regional and local markets with numerous engineering and IT outsourcing companies and with temporary staffing and permanent placement firms, some of which have greater financial and other resources than we have. Price competition among companies in our industry and pricing pressures from customers are significant. The number of customers that consolidate their purchases of engineering and IT outsourcing and staffing services with a single provider or with a small number of providers has continued to rise. This long-term trend to consolidate purchases may make it more difficult for CDI to obtain or retain customers in the future. We also face the risk that certain customers may decide to provide internally services similar to those we offer.

We rely on information systems in our operations. Failure to protect these systems against security breaches could materially and adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.
The efficient operation of CDI's business is dependent on computer hardware and software systems. Information systems are inherently vulnerable to security breaches by computer hackers and cyber terrorists. Our defense and energy businesses may make CDI a target for cyber attacks. Cybersecurity attacks are evolving and include malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. We have devoted and will continue to devote significant resources to the security of our information systems. We rely on industry-accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not always be adequate to properly prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could materially and adversely affect our business and results of operations. We maintain insurance to cover certain of these cybersecurity risks, but that insurance is subject to limits and self-insured retentions.

Improper disclosure of employee and customer data could result in liabilities and harm CDI's reputation.
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

We also, from time to time, export sensitive customer data and technical information to recipients outside the U.S. CDI has a policy in place that requires an analysis prior to the export of any products, software, data, technology or other information from our systems to determine if any restrictions apply to the export. We have established policies and procedures to help protect the security and privacy of this information.

It is possible that CDI's security controls over personal and customer data and other practices that we follow may not prevent the improper access to or disclosure of personally identifiable and customer information. Such disclosure could harm CDI's reputation, cause us to lose customers or candidates, and subject us to liability under our contracts and laws that protect personal and customer data, resulting in increased costs or loss of revenue.

CDI relies on outside suppliers to perform certain administrative services, and we may suffer damage to our business if those suppliers fail to adequately perform those services.
CDI outsources certain payroll, employee benefits administration, information technology and other back-office functions to companies that specialize in performing those services. The failure of such outside service providers to adequately perform such services could have a material adverse effect on our business and operations. Such third parties may also face risks relating to cybersecurity and possible breaches of data privacy laws which are similar to those risks described above for CDI. We seek to reduce those risks by requiring audits of the relevant third parties' information technology processes or by performing other due diligence inquiries regarding such processes, but there can be no assurance that such parties will not experience cybersecurity or data privacy breaches which could adversely affect our employees, customers and business.

CDI's continued success is dependent on our ability to hire and retain qualified employees, both management and billable personnel. The loss of key personnel could have a material adverse effect on our business. In addition, our business may be harmed if CDI or its employees are unable to obtain the security clearances or other qualifications needed to perform services for our customers.
CDI depends upon its ability to attract qualified personnel who possess the skills and experience required by its customers and to successfully bid for new customer projects. CDI must continually evaluate its access to available qualified personnel to keep pace with changing customer needs and emerging technologies. Competition for individuals with proven professional or technical skills always exists, and the demand for such individuals (particularly in certain engineering disciplines and geographic areas) is expected to remain strong in the foreseeable future. There can be no assurance that qualified personnel will continue to be available to CDI in sufficient numbers and on terms of employment acceptable to CDI.

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

A number of government programs require contractors and management to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If CDI or its employees are unable to obtain or retain necessary security clearances, we may not be able to win certain new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the anticipated revenue or profit from such contract.

The outcome of pending and future claims and litigation could have a material adverse effect on our business.
From time to time, various types of legal claims arise in connection with the ordinary conduct of our business. Employees of CDI may make a variety of claims including workplace injury claims and employment-related claims such as discrimination, harassment, and wage and hour claims. Since CDI's staffing business involves employing a large number of individuals on a temporary basis and placing them in customer workplaces where we have limited ability to control the workplace environment, these types of claims may arise more frequently in those business operations. CDI's customers may also make claims based on our alleged failure to perform in accordance with contract requirements. Since our project business often involves responsibility to produce specified deliverables, these types of claims may arise more frequently in those business operations. Customers in the staffing business may allege claims based on the conduct of staffing employees assigned to the customer's worksite. In addition, CDI is subject to possible government claims or fines for violations of various laws.

Foreign currency fluctuations, weak foreign economies and unfavorable political developments in connection with CDI's international operations could harm our financial condition.
CDI's international operations are important to our business, and we expect that they will account for an increasing portion of our total revenue over time. CDI's reported financial condition and results of operations are exposed to the effects (both positive and negative) of fluctuating exchange rates. CDI's exposure to foreign currency fluctuations currently relates primarily to operations denominated in Canadian dollars and British pounds sterling. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as our investment in the net assets related to these operations. CDI has at times in the past (including in 2014) engaged, and may in the future engage, in hedging activities with respect to certain of its foreign operations.

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
Over the years there has been increasing pressure from customers on their suppliers to outsource certain areas of their businesses to lower-cost offshore locations. Many engineering and IT outsourcing and staffing companies already have or are seeking offshore solutions to support their technology and business process functions, and as a result, a significant amount of domestic technology and engineering project work utilizes offshore capabilities as alternatives to domestic resources. CDI has not established significant lower-cost outsourcing centers, though it has occasionally partnered with offshore companies to provide additional lower cost options to its customers. We expect to expand our service delivery capabilities outside the U.S. in the future. Conducting business through offshore arrangements entails additional compliance and regulatory issues and may result in additional costs to CDI. CDI's partnering arrangements are subject to our ability to maintain good working relationships with our foreign partners and on our partners' ability to fulfill their obligations under our agreements with them. Changes in the supply and demand for offshore personnel with the training to perform the engineering and IT services sought by CDI's customers, as well as other factors affecting offshore labor costs, could raise CDI's costs, which would put pressure on our margins. Also, other offshore solution providers could develop direct relationships with CDI's customers resulting in a significant loss of CDI's market share and revenue.

Disasters could interfere with CDI's ability to operate its business. Certain of our offices and customers operate in areas that may be impacted by severe weather conditions.
Various types of natural or man-made disasters could interfere with CDI's continued ability to operate its business normally. For example, the ability to protect our data centers and information systems (whether maintained internally or outsourced) against damage from fire, power loss, telecommunications failure and other disasters is critical. In order to provide many of our services, we must be able to store, retrieve, process and manage large databases and periodically expand and upgrade our capabilities. Any damage to our data centers or any failure of our telecommunication links (whether maintained internally or outsourced) that interrupts our operations or results in an inadvertent loss of data could materially and adversely affect our ability to meet our customers' needs and their confidence in utilizing CDI for future services. While we and our outsourcing providers have developed various backup plans, disaster recovery plans and business continuity plans, there can be no assurance that we would be able to continue to operate our business smoothly in the face of certain natural or man-made disasters. Such business interruptions could materially and adversely affect our financial results and future prospects.

CDI services the oil, gas and chemical industries, each of which has a significant concentration of activities in the Gulf Coast of the U.S. CDI also has two major engineering centers in this area. The U.S. Gulf Coast has been impacted by severe hurricanes in the past, and could be further impacted by severe weather in the future. Some scientists believe that increased hurricane activity is associated with climate change. Hurricanes in the U.S. Gulf Coast could negatively impact CDI's customers and our ability to serve them.

Regulation regarding climate change may negatively impact our customers and our projects.
Increasing concerns about climate change may result in additional regulation affecting our customers and our projects, particularly those who are involved in the exploration, production, transportation or refining of fossil fuels. Those new regulations could increase the cost of projects for our customers and, in some cases, prevent a project from moving forward, thereby potentially reducing the need for our services, which could in turn have a material adverse impact on our results of operation.

Past and future acquisitions may not be successful.
CDI has pursued and continues to pursue acquisitions as an element of its strategy, but we cannot provide assurances that we will be able to locate suitable acquisition candidates or that we will be able to consummate any such transactions on terms and conditions acceptable to us, or that such transactions will be successful. Adverse changes in the credit markets may make it more difficult and costly to finance acquisitions. Acquisitions involve a number of risks, including the diversion of management's attention from its existing operations, the failure to retain key personnel or customers of an acquired business, the failure to realize anticipated benefits, such as cost savings and revenue enhancements, the potentially substantial transaction costs associated with acquisitions, the assumption of unknown liabilities of the acquired business, and the inability to successfully integrate the business within CDI. Potential impairment charges could result if we overpay for an acquisition. There can also be no assurance that any past or future acquired businesses will generate anticipated revenues or earnings.

We bear the risk of cost overruns in fixed-price contracts.
CDI sometimes enters into fixed-price contracts with customers, primarily for engineering project services. Revenue recognized under fixed-price contracts accounted for less than 5% of 2014 consolidated revenue. Under these fixed-price contracts, prices are established based on cost and scheduling estimates, which in turn are based in part on an evaluation of the scope of work and assumptions about the prices and availability of skilled personnel, equipment and materials. If our price estimates for a particular project prove to be inaccurate, if there are errors or ambiguities as to contract specifications, or if there are unanticipated technical problems, then cost overruns may occur, and we could experience reduced profits or a loss for that project. Cost overruns may also be caused by changes in the scope of the project after the contract has been entered into or by a failure of the parties to adequately define and agree upon the entire scope of the project at inception. In those cases, there may be disputes between the parties over who should pay for the cost overruns. We will attempt to negotiate change orders to recover the additional costs, but there can be no assurance that we will be successful in these negotiations with our customers. In general, fixed-price contracts can offer greater profit potential but also entail more inherent risk both in terms of possible financial losses and the potential for significant disputes with customers than contracts containing pricing on a time-and-materials basis.

A charge for impairment of goodwill or other intangible assets could have a material adverse effect on our reported results of operations.
We are required to test the goodwill and other indefinite-lived intangible assets carried on our consolidated balance sheets for possible impairment on an annual basis based upon a fair value approach. As of December 31, 2014, CDI had $63.1 million of goodwill and other intangible assets, representing 16.9% of our total assets of $372.2 million.

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

During the fourth quarter of 2014, the Company performed an interim assessment for impairment of goodwill and indefinite-lived intangibles as a result of a decline in the forecasted financial performance of its GETS Infrastructure reporting unit. As a result of the assessment, the Company recorded a charge of $10.9 million to “Impairment” related to the impairment of goodwill in the Company’s GETS Infrastructure reporting unit.

During the fourth quarter of 2014, based on a decline in the forecasted financial performance and an evaluation of strategic alternatives for its data acquisition and analysis systems business within the GETS AIE reporting unit, the Company recorded a charge of $3.8 million to “Impairment” that included impairment of definite-lived intangibles and other assets.

The Company believes it has made reasonable estimates and used reasonable assumptions in the calculation of these impairments. If actual future results are not consistent with management's estimates and assumptions, additional impairment charges may be required in the future. The amount of any impairment could be significant and could have a material adverse effect on our financial results for the period in which the charge is taken.

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
As is common in the project engineering industry, CDI executes certain projects jointly with other contractors through joint ventures or other teaming arrangements. These arrangements expose CDI to a number of risks, including the risk that our partners may not be able to fulfill their performance obligations under the joint venture agreements and related customer contracts. There is also a risk that our joint venture partners may be incapable of providing the required financial support to the joint ventures. Another risk is that improper, illegal or unethical actions by our joint venture partners would have a negative impact on the reputation of the joint venture and CDI. Disputes can also arise not only between CDI and its joint venture partners, but also between the joint ventures and customers. To the extent any of these risks or disputes occur, our operating results could be harmed.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties

The Company maintains major facilities in the following locations, all of which are leased:

Segment	Location	Description

Corporate/MRI	Philadelphia, Pennsylvania	Executive offices/MRI offices
Corporate/GETS	Philadelphia, Pennsylvania	Corporate offices
GETS	Ebensburg, Pennsylvania	Engineering center
GETS	Baton Rouge, Louisiana	Engineering center
GETS	Cincinnati, Ohio	Engineering center
GETS	Houston, Texas	Engineering center
Corporate/GETS	Cross Lanes, West Virginia	Shared services center/Hi-Tech service-desk operations

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

	High	Low	Cash Dividends

2014
First quarter	$18.89	$16.57	$0.13
Second quarter	17.74	13.50	0.13
Third quarter	15.92	12.91	0.13
Fourth quarter	18.00	14.28	0.13
2013
First quarter	17.83	16.02	—
Second quarter	17.28	13.35	0.13
Third quarter	16.45	13.36	0.13
Fourth quarter	19.19	14.95	0.13

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

Shareholders
As of February 27, 2015, there were 344 shareholders of record of the Company’s common stock. A single record shareholder account may however represent multiple beneficial owners, including holders of shares in street name accounts. Including those multiple beneficial owners, the Company estimates that the total number of shareholders of the Company’s common stock on February 27, 2015 was approximately 3,500. See Part III, Item 12 and Note 7—Share-Based Compensation, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report, for information relating to securities authorized for issuance under the Company’s equity compensation plans.

Comparative Stock Performance
The following graph sets forth the cumulative total shareholder return (assuming an investment of $100 on December 31, 2009 and the reinvestment of any dividends) for the last five fiscal years on: CDI stock, the Standard & Poor's (S&P) 500 Index, and CDI's peer group.

CDI's peer group (Peer Group) is comprised of the following companies: AECOM Technology Corp.; Chicago Bridge & Iron Company N.V.; CIBER, Inc.; Computer Task Group, Inc.; Heidrick & Struggles International, Inc.; Jacobs Engineering Group, Inc.; Kforce, Inc.; Korn/Ferry International; ManpowerGroup, Inc.; and Robert Half International, Inc.

	December 31,
	2009	2010	2011	2012	2013	2014

CDI Corp.	$100.00	$148.41	$114.60	$147.68	$163.98	$161.93
S&P 500 Index - Total Return	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	132.74	98.23	94.24	137.23	134.79

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
None.

Purchases of Equity Securities by the Issuer
The Company did not repurchase any of the Company’s common stock during the quarter ended December 31, 2014.

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

	Year ended December 31,
	2014	2013	2012	2011	2010

Earnings Data:
Revenue	$1,122,972	$1,087,859	$1,104,958	$1,059,803	$926,289
Net income (loss) attributable to CDI (1), (2), (3), (4), (5), (6)	$3,082	$12,884	$19,116	$14,833	$(10,858)

Earnings (loss) per common share:
Basic	$0.16	$0.66	$0.99	$0.77	$(0.57)
Diluted	$0.16	$0.65	$0.97	$0.77	$(0.57)
Weighted-average shares outstanding - Basic	19,577	19,442	19,344	19,144	19,015
Weighted-average shares outstanding - Diluted	19,790	19,739	19,745	19,356	19,015

Cash dividends paid per common share (7)	$0.52	$0.39	$0.65	$0.52	$0.52

Balance Sheet Data:
Total assets	$372,220	$405,807	$400,705	$392,516	$398,511
Long-term obligations	$15,024	$17,397	$16,717	$15,524	$15,496
Total equity	$274,353	$285,174	$279,780	$267,031	$258,927

(1)	The Company recorded restructuring charges to operations in 2014, 2013 and 2011 in the amounts of $3.6 million, $5.7 million and $8.1 million, respectively.

(2)	In 2014, the Company recorded $14.7 million of charges to operations related to the impairment of goodwill, definite-lived intangibles and other assets.

(3)	In 2013, the Company recorded a $3.3 million benefit to operations related to the settlement of legal claims pursued by the Company.

(4)	In 2013, the Company recorded a $1.8 million benefit to operations related to the reduction of an acquisition earnout liability.

(5)	In 2011, the Company recorded a $9.7 million benefit to operations related to the successful legal appeal to reduce a fine imposed by the United Kingdom Office of Fair Trade.

(6)	In 2010, the Company recorded a $8.3 million goodwill impairment charge related to its CDI AndersElite Limited business.

(7)
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

Executive Overview
Business Overview
CDI provides customer-focused engineering, information technology and staffing solutions. The Company's customers operate in a variety of industries, ranging from Oil, Gas and Chemical (OGC) to Aerospace and Industrial Equipment (AIE), and High Technology (Hi-Tech), and include corporate, federal, state and municipal entities. The Company's customers that operate in the infrastructure, U.S. defense, and transportation industries are included in the Company's "Other" industry vertical. The Company serves customers through offices and delivery centers in the United States (U.S.), Canada and the United Kingdom (UK).  The Company also provides staffing services through its global MRINetwork® of franchisees.
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
Fiscal Year 2014 Overview

Revenue in 2014 increased by $35.1 million or 3.2% as compared to 2013 due to increases in all three segments, primarily PSS and GETS. Gross profit decreased by $0.1 million as the increase in volume was more than offset by the impact of the decrease in gross profit margin, which decreased primarily as a result of lower margins within GETS and PSS. Operating profit in 2014 decreased to $5.4 million as compared to $20.9 million in 2013, primarily due to $14.7 million of impairment charges in 2014. Net income attributable to CDI was $3.1 million in 2014 as compared to $12.9 million in 2013.
In December 2014, the Company approved a restructuring plan to further optimize its operations and facility footprint (the “2014 Restructuring Plan”). In the fourth quarter of 2014, the Company recorded a charge of $3.6 million to "Restructuring and other related costs" in the consolidated statement of operations. Implementation of the 2014 Restructuring Plan is expected to be completed during 2015 and include additional charges of approximately $0.5 million to $2.2 million in 2015 related to the consolidation of facilities. See Note 5 - Restructuring and Other Related Costs in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report.
In the fourth quarter of 2014, the Company recorded $14.7 million of charges, primarily related to the impairment of goodwill, definite-lived intangibles and other assets. See Note 4 - Goodwill and Other Intangible Assets in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report.

Effective September 15, 2014, Scott J. Freidheim became president and chief executive officer. In addition, on October 28, 2014, the Company announced that it added three leaders to its executive management team. The Company's strategy has a number of key elements to improve the Company's margin and growth prospects. Several of the elements will require select investments. See "Business Strategy" in Item 1 of this Form 10-K Report. Historical trends may not be indicative of future trends.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations
Fiscal Year 2014 versus 2013
Consolidated Results of Operations
The following table presents changes in revenue by segment along with selected financial information for 2014 and 2013:

	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$335,382	29.9%	$321,289	29.5%	$14,093	4.4%
PSS	728,686	64.9	708,598	65.1	20,088	2.8
MRI	58,904	5.2	57,972	5.3	932	1.6
Total Revenue	$1,122,972	100.0	$1,087,859	100.0	$35,113	3.2
Gross profit	$206,557	18.4	$206,641	19.0	$(84)	—
Operating and administrative expenses (1), (2)	$182,873	16.3	$180,009	16.5	$2,864	1.6
Restructuring and other related costs (3), (4)	$3,645	0.3	$5,716	0.5	$(2,071)	(36.2)
Impairment (5)	$14,653	1.3	$—	—	$14,653	NM
Operating profit	$5,386	0.5	$20,916	1.9	$(15,530)	(74.2)
Net income attributable to CDI	$3,082	0.3	$12,884	1.2	$(9,802)	(76.1)
Cash flow provided by operations	$14,788		$16,100		$(1,312)	(8.1)
Effective income tax rate	41.5%		37.3%

(1)	In 2013, the Company's GETS segment recorded a $3.3 million benefit related to the settlement of legal claims pursued by the Company.

(2)	In 2013, the Company's GETS segment recorded a $1.8 million benefit related to the reduction of an acquisition earnout liability.

(3)	In 2014, the Company recorded a $3.6 million charge related to the 2014 Restructuring Plan announced in the fourth quarter of 2014.

(4)	In 2013, the Company recorded a $5.7 million charge related to the 2013 Restructuring Plan announced in the fourth quarter of 2013.

(5)	In 2014, the Company's GETS segment recorded $14.7 million of charges related to the impairment of goodwill, definite-lived intangibles and other assets.
NM–Not meaningful.
Revenue increased in 2014 as compared to 2013 due to increases in PSS, GETS and, to a lesser extent, MRI. PSS revenue increased primarily due to increased demand in the OGC vertical for site-based pipeline technicians and, to a lesser extent, increases in the "Other" and AIE industry verticals, partially offset by reduced staffing at a large existing customer in the Hi-Tech vertical and net unfavorable foreign exchange rates. GETS revenue increased primarily due to increased growth in the OGC vertical, partially offset by ongoing reduced defense spending by the U.S. Federal government and reduced state and local government spending on infrastructure in the "Other" industry vertical.
Gross profit decreased slightly in 2014 as compared to 2013 primarily due to the decrease in gross profit margins in GETS and PSS, partially offset by an increase in volume. The decrease in gross profit margin within GETS was primarily due to deterioration in margin of certain fixed price contracts in OGC and to a lesser extent, reduced revenue in the higher margin infrastructure business and margin deterioration in AIE. The lower gross profit margin within PSS was primarily due to reduced margins in the UK and increase in mix of lower margin OGC program staffing business. Program staffing has higher than average operating profit margins but lower than average gross profit margins.
Operating profit decreased in 2014 as compared to 2013. Operating profit in 2014 included $14.7 million of impairment charges and a $3.6 million restructuring charge. Operating profit in 2013 included a $5.7 million restructuring charge, $3.3 million benefit related to a legal settlement and $1.8 million benefit from a reduction of an acquisition earnout liability. Excluding the restructuring charges, impairments in 2014 and the legal settlement and earnout reversal in 2013, operating profit increased during 2014 as compared to 2013 primarily due to the cost savings achieved in 2014 as a result of the restructuring undertaken in the fourth quarter of 2013.
The effective income tax rates for both periods were impacted by discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no tax benefit.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses were $17.3 million in 2014 compared to $18.4 million in 2013. The reduction in corporate expenses were primarily due to cost savings as a result of the restructuring undertaken in the fourth quarter of 2013.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Global Engineering and Technology Solutions (GETS)

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS in 2014 and 2013:

	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$142,351	42.4%	$122,478	38.1%	$19,873	16.2%
Aerospace and Industrial Equipment (AIE)	73,420	21.9	74,729	23.3	(1,309)	(1.8)
Hi-Tech	32,145	9.6	30,409	9.5	1,736	5.7
Other	87,466	26.1	93,673	29.2	(6,207)	(6.6)
Total revenue	335,382	100.0	321,289	100.0	14,093	4.4
Cost of services	245,278	73.1	231,488	72.0	13,790	6.0
Gross profit	90,104	26.9	89,801	28.0	303	0.3
Operating and administrative expenses (1), (2)	81,463	24.3	75,991	23.7	5,472	7.2
Restructuring and other related costs (3), (4)	2,244	0.7	2,412	0.8	(168)	(7.0)
Impairment (5)	$14,653	4.4	$—	—	$14,653	NM
Operating profit (loss)	$(8,256)	(2.5)	$11,398	3.5	$(19,654)	(172.4)

(1)	In 2013, the Company's GETS segment recorded a $3.3 million benefit related to the settlement of legal claims pursued by the Company.

(2)	In 2013, the Company's GETS segment recorded a $1.8 million benefit related to the reduction of an acquisition earnout liability.

(3)
In 2014, the Company's GETS segment recorded a $2.2 million restructuring charge. This charge is comprised of $1.8 million related to the 2014 Restructuring Plan announced in the fourth quarter of 2014 and $0.4 million related to the 2013 Restructuring Plan.

(4)	In 2013, the Company's GETS segment recorded a $2.4 million charge related to the 2013 Restructuring Plan announced in the fourth quarter of 2013.

(5)	In 2014, the Company's GETS segment recorded $14.7 million of charges related to the impairment of goodwill, definite-lived intangibles and other assets.
NM–Not meaningful.

Revenue increased during 2014 as compared to 2013 due to the increase in revenue in the OGC and Hi-Tech industry verticals, partially offset by decreases in the "Other" and AIE industry verticals. The increase in OGC revenue was primarily due to an increase in projects from industrial chemical customers and, to a lesser extent, midstream pipeline customers. The increase in Hi-Tech revenue was primarily due to an increase in demand from existing customers. The decrease in the "Other" industry vertical revenue was primarily driven by the ongoing reduced defense spending by the U.S. Federal government due to sequestration and reduced state and local government spending on infrastructure engineering activities. The decrease in AIE revenue was primarily due to decreased demand from a large commercial aviation customer and our data acquisition and analysis systems business.

Gross profit increased slightly in 2014 as compared to 2013 as the increase in volume was predominantly offset by the decrease in gross profit margin driven by deterioration in margin of certain fixed price contracts in OGC and, to a lesser extent, due to reduced revenues in our higher margin infrastructure and government services business, and margin deterioration in AIE.

Operating and administrative expenses increased $5.5 million 2014 as compared to 2013. Operating profit in 2014 included $14.7 million of impairment charges. In 2013, operating and administrative expenses included a $3.3 million benefit related to a legal settlement and a $1.8 million benefit from a reduction of an acquisition earnout liability. Excluding the impairments in 2014 and the legal settlement and earnout reversal in 2013, operating and administrative expenses increased during 2014 as compared to 2013 primarily due to an increase in operating costs associated with the increase in OGC volume, partially offset by cost savings as a result of the restructuring undertaken in the fourth quarter of 2013.

Operating profit decreased in 2014 as compared to 2013 primarily due to the 2014 impairment charges and the increase in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Staffing Services (PSS)
The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS in 2014 and 2013:

	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$184,289	25.3%	$144,411	20.4%	$39,878	27.6%
Aerospace and Industrial Equipment (AIE)	82,910	11.4	74,784	10.6	8,126	10.9
Hi-Tech	228,199	31.3	277,782	39.2	(49,583)	(17.8)
Other	233,288	32.0	211,621	29.9	21,667	10.2
Total revenue	728,686	100.0	708,598	100.0	20,088	2.8
Cost of services	639,948	87.8	619,052	87.4	20,896	3.4
Gross profit	88,738	12.2	89,546	12.6	(808)	(0.9)
Operating and administrative expenses	63,143	8.7	66,245	9.3	(3,102)	(4.7)
Restructuring and other related costs (1), (2)	1,001	0.1	2,269	0.3	(1,268)	(55.9)
Operating profit	$24,594	3.4	$21,032	3.0	$3,562	16.9

(1)
In 2014, the Company's PSS segment recorded an aggregate $1.0 million charge related to the 2014 Restructuring Plan announced in the fourth quarter of 2014 and adjustments to the 2013 Restructuring Plan.

(2)	In 2013, the Company's PSS segment recorded a $2.3 million charge related to the 2013 Restructuring Plan announced in the fourth quarter of 2013.

Revenue increased in 2014 as compared to 2013 due to the increase in revenue in the OGC, "Other" and AIE industry verticals, partially offset by a decrease in revenue in the Hi-Tech industry vertical. OGC revenue growth was primarily due to increased demand for site-based pipeline technicians at existing customers, partially offset by a weaker Canadian dollar. Revenue in the "Other" industry vertical increased primarily due to the growth in the UK and, to a lesser extent, a stronger British Pound, partially offset by a decrease in non-program staffing in North America. The increase in AIE revenue was primarily due to increased demand from existing customers. Revenue in Hi-Tech declined primarily due to reduced staffing demand at the Company's largest customer.

Gross profit decreased slightly in 2014 as compared to 2013 as the increase in volume was more than offset by the decrease in gross profit margin. Gross profit margin decreased primarily due to a decline in the gross profit margin in the UK and an increase in the mix of lower margin program staffing OGC pipeline business. Program staffing has higher than average operating profit margins but lower than average gross profit margins.

Operating and administrative expenses decreased during 2014 as compared to 2013 primarily due to cost savings achieved in 2014 as a result of the restructuring undertaken in the fourth quarter of 2013, partially offset by an increase in personnel costs to support growth in the UK.

Operating profit increased in 2014 as compared to 2013 primarily due to the reduction in operating and administrative expenses and reduced restructuring charges, partially offset by the reduction in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI)

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI in 2014 and 2013:

	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$45,807	77.8%	$44,328	76.5%	$1,479	3.3%
Royalties and Franchise Fees	13,097	22.2	13,644	23.5	(547)	(4.0)
Total revenue	58,904	100.0	57,972	100.0	932	1.6
Cost of services	31,189	52.9	30,678	52.9	511	1.7
Gross profit	27,715	47.1	27,294	47.1	421	1.5
Operating and administrative expenses	20,925	35.5	19,378	33.4	1,547	8.0
Restructuring and other related costs (1), (2)	259	0.4	313	0.5	(54)	(17.3)
Operating profit	$6,531	11.1	$7,603	13.1	$(1,072)	(14.1)

(1)	In 2014, the Company's MRI segment recorded a $0.3 million restructuring charge related to the 2014 Restructuring Plan announced in the fourth quarter of 2014.

(2)	In 2013, the Company's MRI segment recorded a $0.3 million charge related to the 2013 Restructuring Plan announced in the fourth quarter of 2013.

Revenue increased in 2014 as compared to 2013 primarily due to an increase in contract staffing revenue, partially offset by a reduction in royalty revenue. Contract staffing revenue increased due to increased demand for staffing. Royalties and franchise fees decreased primarily due to reduced permanent placement royalties.

Gross profit increased in 2014 as compared to 2013 primarily due to the increase in contract staffing volume, partially offset by the reduction in royalties and franchise fees. Gross profit margin remained flat due primarily to the decrease in royalties and franchise fees which was offset by a shift to higher margin business within contract staffing.

Operating and administrative expenses increased during 2014 as compared to 2013 due primarily to higher sales expenses related to contract staffing and additional spending on professional development for new and existing franchisees.
Operating profit decreased in 2014 as compared to 2013 primarily due to the increase in operating and administrative expenses, partially offset by the increase in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Fiscal Year 2013 versus 2012
Consolidated Results of Operations

The following table presents changes in revenue by segment along with selected financial information for 2013 and 2012:

	2013		2012		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$321,289	29.5%	$325,046	29.4%	$(3,757)	(1.2)%
PSS	708,598	65.1	710,268	64.3	(1,670)	(0.2)
MRI	57,972	5.3	69,644	6.3	(11,672)	(16.8)
Total Revenue	$1,087,859	100.0	$1,104,958	100.0	$(17,099)	(1.5)
Gross profit	$206,641	19.0	$219,409	19.9	$(12,768)	(5.8)
Operating and administrative expenses (1), (2)	$180,009	16.5	$187,143	16.9	$(7,134)	(3.8)
Restructuring and other related costs (3)	$5,716	0.5	$—	—	$5,716	NM
Operating profit	$20,916	1.9	$32,266	2.9	$(11,350)	(35.2)
Net income attributable to CDI	$12,884	1.2	$19,116	1.7	$(6,232)	(32.6)
Cash flow used in operations	$16,100		$37,137		$(21,037)	(56.6)
Effective income tax rate	37.3%		39.3%

(1)	In 2013, the Company's GETS segment recorded a $3.3 million benefit related to the settlement of legal claims pursued by the Company.

(2)	In 2013, the Company's GETS segment recorded a $1.8 million benefit related to the reduction of an acquisition earnout liability.

(3)	In 2013, the Company recorded a $5.7 million charge related to the 2013 Restructuring Plan announced in the fourth quarter of 2013.
NM–Not meaningful.
Revenue decreased in all three segments in 2013 as compared to 2012, primarily MRI. MRI revenue decreased due primarily to a decline in contract staffing revenue. The revenue decline in GETS was predominantly attributable to reduced spending by the Federal Government due to the sequestration and reduced spending by state and local governments on infrastructure engineering activities in the "Other" industry verticals, partially offset by strong growth in the OGC industry vertical. PSS revenue declined slightly, primarily due to decreased demand from a large customer in the Hi-Tech industry vertical that was attributed to a reduction in their business, decreases in AIE and the "Other" industry verticals, partially offset by strong growth in the OGC industry vertical.
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
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses increased to $19.1 million for 2013 from $17.4 million for 2012. Corporate expenses in 2013 included $0.7 million related to the 2013 Restructuring Plan.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Global Engineering and Technology Solutions (GETS)

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for 2013 and 2012:

	2013		2012		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$122,478	38.1%	$110,931	34.1%	$11,547	10.4%
Aerospace and Industrial Equipment (AIE)	74,729	23.3	72,349	22.3	2,380	3.3
Hi-Tech	30,409	9.5	32,829	10.1	(2,420)	(7.4)
Other	93,673	29.2	108,937	33.5	(15,264)	(14.0)
Total revenue	321,289	100.0	325,046	100.0	(3,757)	(1.2)
Cost of services	231,488	72.0	231,328	71.2	160	0.1
Gross profit	89,801	28.0	93,718	28.8	(3,917)	(4.2)
Operating and administrative expenses (1), (2)	75,991	23.7	81,004	24.9	(5,013)	(6.2)
Restructuring and other related costs (3)	$2,412	0.8	$—	—	$2,412	NM
Operating profit	$11,398	3.5	$12,714	3.9	$(1,316)	(10.4)

(1)	In 2013, the Company's GETS segment recorded a $3.3 million benefit related to the settlement of legal claims pursued by the Company.

(2)	In 2013, the Company's GETS segment recorded a $1.8 million benefit related to the reduction of an acquisition earnout liability.

(3)	In 2013, the Company's GETS segment recorded a $2.4 million charge related to the 2013 Restructuring Plan announced in the fourth quarter of 2013.
NM–Not meaningful.

Revenue decreased in 2013 as compared to 2012 primarily due to the decrease in "Other" industry verticals offset partially by growth in the OGC industry vertical. Revenue in the "Other" industry verticals decreased primarily due to reduced spending by the Federal Government due to the sequestration and reduced spending by state and local governments on infrastructure engineering activities. The increase in OGC revenue was driven by increased demand from existing refinery and transportation customers. AIE revenue growth was primarily due to growth in the commercial aviation industry, partially offset by reduced government agency and defense spending. Hi-Tech revenue decreased in 2013 as compared to 2012 due primarily to decreased demand from existing customers.

Gross profit dollars and margin decreased primarily due to the decline in higher margin data acquisition and analysis solutions, infrastructure engineering activities and Federal Government activities.

Excluding the impact of the reduction of the earnout liability and the settlement of legal claims, operating and administrative expenses were relatively flat in 2013 as compared to 2012.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Staffing Services (PSS)
The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS in 2013 and 2012:

	2013		2012		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$144,411	20.4%	$117,240	16.5%	$27,171	23.2%
Aerospace and Industrial Equipment (AIE)	74,784	10.6	84,235	11.9	(9,451)	(11.2)
Hi-Tech	277,782	39.2	291,839	41.1	(14,057)	(4.8)
Other	211,621	29.9	216,954	30.5	(5,333)	(2.5)
Total revenue	708,598	100.0	710,268	100.0	(1,670)	(0.2)
Cost of services	619,052	87.4	616,083	86.7	2,969	0.5
Gross profit	89,546	12.6	94,185	13.3	(4,639)	(4.9)
Operating and administrative expenses	66,245	9.3	67,123	9.5	(878)	(1.3)
Restructuring and other related costs (1)	$2,269	0.3	$—	—	$2,269	NM
Operating profit	$21,032	3.0	$27,062	3.8	$(6,030)	(22.3)

(1)	In 2013, the Company's PSS segment recorded a $2.3 million charge related to the 2013 Restructuring Plan announced in the fourth quarter of 2013.
NM–Not meaningful.

Revenue decreased in 2013 as compared to 2012 driven by a decline in the Hi-Tech, AIE and "Other" industry verticals, partially offset by an increase in the OGC industry vertical. The decline in Hi-Tech revenue was primarily due to decreased demand from a large customer that was attributed to a reduction in their business. AIE revenue declined primarily due to the termination of an existing customer contract. Revenue in "Other" industry verticals decreased due primarily to the impact of the completion of a long-term project for a customer in the financial services industry. OGC revenue growth was primarily due to increased demand for pipeline-related inspection, maintenance and site services.

Gross profit dollars and margin decreased in 2013 as compared to 2012 primarily due to a shift in mix to lower margin business and a reduction of permanent placement revenues. The shift in mix to lower margin business primarily relates to a shift in mix from higher margin non-program staffing customers to lower margin program staffing customers.

Operating and administrative expenses decreased slightly during 2013 as compared to 2012.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI)

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI in 2013 and 2012:

	2013		2012		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$44,328	76.5%	$53,646	77.0%	$(9,318)	(17.4)%
Royalties and Franchise Fees	13,644	23.5	15,998	23.0	(2,354)	(14.7)
Total revenue	57,972	100.0	69,644	100.0	(11,672)	(16.8)
Cost of services	30,678	52.9	38,138	54.8	(7,460)	(19.6)
Gross profit	27,294	47.1	31,506	45.2	(4,212)	(13.4)
Operating and administrative expenses	19,378	33.4	21,632	31.1	(2,254)	(10.4)
Restructuring and other related costs (1)	$313	0.5	$—	—	$313	NM
Operating profit	$7,603	13.1	$9,874	14.2	$(2,271)	(23.0)

(1)	In 2013, the Company's MRI segment recorded a $0.3 million charge related to the 2013 Restructuring Plan announced in the fourth quarter of 2013.
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

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations, borrowings under credit facilities and access to the capital markets. The Company's principal uses of cash are operating expenses, capital expenditures, working capital requirements, dividends and debt service. Management expects that the Company's current cash balances, cash generated from operations and available borrowing capacity will be sufficient to support the Company's working capital requirements and capital expenditures for at least the next twelve months. The Company's strategy may require additional financing to fund strategic acquisitions.

On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited (each a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”). The Credit Agreement established a $75.0 million revolving line of credit facility (including a $5.0 million UK overdraft facility), with a five-year term ending on November 29, 2017. Borrowings under the Credit Agreement may be used by the Borrowers for general business purposes or for letters of credit. As of December 31, 2014, there were $1.3 million outstanding borrowings and $3.2 million of letters of credit outstanding under the Credit Agreement. See Note 6 - Short-Term Borrowings, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report for more information relating to the Credit Agreement.

As of December 31, 2014, the Company had cash and cash equivalents of $36.3 million and $70.5 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2014. As of December 31, 2014, the Company also had an unsecured $0.4 million letter of credit outstanding under an agreement with TD Bank, N.A. that expires on July 1, 2015.

The Company's primary source of cash is cash generated from operations. The Company provides services to customers, which it typically bills on a weekly, bi-weekly or monthly basis. Payment terms with customers can range from advance payments to more than 60 days. Expansions and contractions of the Company's business operations can have a significant impact on accounts receivable and available cash. Expansions of the Company's business operations generally result in an initial decrease of cash due to increased payroll costs and an initial increase in outstanding accounts receivable associated with higher business volumes. Contractions of the Company's business operations generally result in an initial increase of cash due to the continued collections of outstanding accounts receivable and decreased payroll costs associated with lower business volumes. The Company’s billing and cash collection cycle for the Company's largest customer is based on the customer’s monthly fiscal calendar which can periodically cause significant fluctuations in the Company's reported cash receipts. The Company's accounts receivable balances were $219.6 million and $230.6 million as of December 31, 2014 and 2013, respectively.

Payroll is the Company's largest expense, with the majority of billable employees paid weekly or bi-weekly. As a result of the timing differences between the billing and cash collection cycle and the payroll cycle, the Company typically needs to fund its operations.

Capital expenditures are primarily for the replacement of aging fixed assets and upgrades of systems for efficiencies and for expenditures associated with business growth.

As of December 31, 2014, approximately 44.1% of the Company's cash and cash equivalents were held by certain non-U.S. subsidiaries, principally Canadian and UK entities, and denominated in foreign currencies, principally Canadian dollars and British pounds sterling. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.

The following table summarizes the net cash flows, by category, from the Company's consolidated statements of cash flows:

	Year ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Operating Activities	$14,788	$16,100	$37,137	$(1,312)	$(21,037)
Investing Activities	(8,699)	(7,387)	(6,634)	(1,312)	(753)
Financing Activities	(13,771)	(6,381)	(14,043)	(7,390)	7,662

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Operating Activities
During 2014, net cash provided by operating activities was $14.8 million, a decrease of $1.3 million as compared to 2013. The decrease in net cash generated by operations was primarily due to the decline in net income, after adjusting for non-cash items, partially offset due to improvements in working capital requirements and income tax payments. Working capital requirements during 2014 as compared to 2013 decreased primarily due to improved collections.

During 2013, net cash provided by operating activities was $16.1 million, a decrease of $21.0 million as compared to 2012. Cash flow provided by operating activities decreased primarily due to the decline in net income, after adjusting for non-cash items, and an increase in working capital requirements.

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

Investing Activities
During 2014, net cash used in investing activities was $8.7 million, an increase of $1.3 million as compared to 2013. The increase was primarily due to higher capital expenditures to support the growth in GETS and implement a new recruiting platform in PSS.

During 2013, net cash used in investing activities was $7.4 million, an increase of $0.8 million as compared to 2012. The increase was primarily due to an increase in capital expenditures.

During 2012, net cash used in investing activities was $6.6 million, an increase of $0.8 million as compared to 2011. The increase was primarily due to an increase in capital expenditures.

Financing Activities
During 2014, net cash used in financing activities was $13.8 million, a $7.4 million increase in the use of cash as compared to 2013. The increase in net cash used in financing activities was primarily due to the increase in cash dividends paid, a change in book overdrafts and an increase in net repayments under the Company's Credit Agreement. During December 2012, the Company accelerated the payment of the first quarter 2013 dividend typically paid in March in the amount of $2.5 million or $0.13 per share to holders of record as of the close of business on December 14, 2012.

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

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Contractual Obligations and Commitments
The following table summarizes the Company's outstanding contractual obligations and commitments as of December 31, 2014:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating lease commitments (1)	$30,324	$9,813	$13,842	$6,434	$235
Letters of credit (2)	3,578	3,565	13	—	—
Purchase obligations (3)	8,305	6,485	1,792	28	—
Other (4)	2,031	1,961	70	—	—
Total	$44,238	$21,824	$15,717	$6,462	$235

(1)
Represents future minimum rental commitments under non-cancelable leases before sublease payments of $0.2 million that is expected to be received in 2015. The Company expects to fund these commitments with existing cash, cash flows from operations and its borrowing capacity under its Credit Agreement. (See Note 10 - Commitments, Contingencies and Legal Proceedings, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report.)

(2)	Represents letters of credit issued through domestic banks as required by certain insurance carriers, primarily in connection with the Company's workers' compensation plan.

(3)
Purchase obligations consist primarily of normal and customary technology maintenance, on-line job posting and search services contracts and conference reservations. The Company expects to fund these commitments with existing cash, cash flows from operations and its borrowing capacity.

(4)
Represents remaining employee severance and related costs expected to be paid pursuant to the 2014 and 2013 Restructuring Plans. (See Note 5 - Restructuring and Other Related Costs, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report.)

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

Staffing Services - The Company recognizes revenue from staffing services based on the gross amount billed. The Company typically bills its customers once services are performed and associated costs have been incurred. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. The Company will also at times use unaffiliated companies (supplier associates) and their employees to fulfill a customer's staffing requirements either in whole or in part. Under these arrangements, these firms serve as subcontractors. Customers typically require a single consolidated bill that reflects services performed by both the Company's employees and the employees of any applicable supplier associates.

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

Project and Outsourcing Services - The Company recognizes revenue from project and outsourcing services as the services are performed. Revenue for these services is generally based on mark-ups of its employees' rates of pay utilizing an hourly multiplier or on a cost plus fixed fee basis. Information technology (IT) outsourcing service contracts generally include the performance of certain computer or network operations or service-desk support on behalf of customers. These IT outsourcing service contracts typically contain an invoicing schedule covering the contractual period. Accordingly, the Company recognizes revenue on a pro-rata basis using elapsed time as the measure of performance under these contracts. The Company derives less than 5% of its revenue from fixed-price contracts. Fixed-price engineering contracts typically include development of conceptual and detailed designs in support of a customer's construction of tangible property. The Company recognizes revenue for fixed-price contracts under the percentage-of-completion method based generally on the proportion of total direct labor costs incurred to total estimated direct labor costs. When total estimated costs indicate a loss, the Company will recognize the full amount of that loss immediately.

Permanent Placement - Services include the search for and recruitment of candidates for employment with the Company's customers. Generally, the Company performs permanent placement services on a non-exclusive, contingency basis. Revenue is recognized only after successfully placing a recommended candidate.

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

Income Taxes
The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. As of December 31, 2014, the Company had net deferred tax assets of $12.3 million. This included $5.9 million (net of valuation allowance) which relates primarily to state net operating loss carry forwards and foreign tax credit carry forwards. A determination on the basis of objective factors was made that it is more likely than not that the net deferred tax assets will be realized through future years' income. In the event that actual results differ from these estimates and assessments, the valuation allowances may be adjusted. In 2014, the Company released $0.8 million from the valuation allowance for foreign deferred tax assets due primarily to foreign exchange movement. In 2013, the Company released $0.9 million from the valuation allowance for foreign deferred tax assets due primarily to the disposal of the AndersElite Australia Pty Limited business. In 2012, the Company added $0.6 million to the valuation allowance for foreign deferred tax assets.

Allowance for Doubtful Accounts
The Company's principal asset is its accounts receivable. Substantially all of the Company's customers are provided trade credit. The Company's customers are primarily large and mid-sized organizations. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company considers a number of factors in determining the allowance for doubtful accounts, including an assessment of customer-specific information, the Company's historical experience, the age of the receivable and current market and economic conditions. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $2.0 million and $2.9 million, respectively.

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

The Company performed its annual assessment as of July 1, 2014 and determined there was no impairment. As a result of its annual assessment, the Company identified the following reporting units with fair values that were not substantially in excess of their carrying values: PSS EMEA, GETS Infrastructure and GETS Aerospace and Industrial Equipment (GETS AIE). The Company performs an assessment for impairment of goodwill and other indefinite-lived intangible whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is below its carrying value.

During the fourth quarter of 2014, the Company performed an interim assessment for impairment of goodwill and indefinite-lived intangibles as a result of a decline in the forecasted financial performance of its GETS Infrastructure reporting unit. As a result of the assessment, the Company recorded a charge of $10.9 million to “Impairment” related to the impairment of goodwill in the Company’s GETS Infrastructure reporting unit.

During the fourth quarter of 2014, based on a decline in the forecasted financial performance and an evaluation of strategic alternatives for its data acquisition and analysis systems business within the GETS AIE reporting unit, the Company recorded a charge of $3.8 million to “Impairment” that included impairment of definite-lived intangibles and other assets.

Changes in future market conditions, the Company's business strategy, or other factors could impact the future values of the Company's reporting units, which could result in future impairment charges. The future occurrence of a potential triggering event, such as a decrease in expected earnings, adverse market conditions, a decline in current market multiples, a significant decline in the Company's stock price, a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require additional interim impairment testing prior to the next annual impairment test. In the event of significant adverse changes such as those described above, the Company may need to recognize an impairment charge in the future related to goodwill, which could have a material adverse effect on the Company's consolidated statements of operations. As of December 31, 2014, total goodwill amounted to $50.6 million.

Other intangible assets arising from acquisitions that are determined to have a definite useful life are generally amortized on a straight-line basis over the estimated useful life of the asset. Other intangible assets determined to have an indefinite useful life are tested for impairment as part of the Company's annual impairment assessment. When significant intangible assets are acquired, an independent third-party valuation firm is engaged to assist in determining the fair value of the assets as of the acquisition date. As of December 31, 2014, other intangible assets amounted to $12.4 million net of accumulated amortization.

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

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of December 31, 2014 was not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. As of December 31, 2014, the Company had outstanding borrowings of $1.3 million with interest payable at a rate of 1.74% per annum.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CDI Corp.:

We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CDI Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 5, 2015

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$36,324	$45,479
Accounts receivable, net of allowances of $1,950 and $2,893	219,578	230,613
Prepaid expenses and other current assets	8,302	8,033
Prepaid income taxes	753	2,378
Deferred income taxes	4,138	4,724
Total current assets	269,095	291,227
Property and equipment, net of accumulated depreciation of $86,813 and $82,512	20,350	20,528
Deferred income taxes	9,203	5,260
Goodwill	50,630	62,280
Other intangible assets, net	12,424	15,157
Other non-current assets	10,518	11,355
Total assets	$372,220	$405,807

Liabilities and Equity
Current liabilities:
Short-term borrowings	$1,250	$2,812
Accounts payable	30,071	38,019
Accrued compensation and related expenses	36,005	46,123
Other accrued expenses and other current liabilities	14,502	16,037
Income taxes payable	1,015	245
Total current liabilities	82,843	103,236
Deferred compensation	9,094	9,393
Deferred income taxes	1,034	2,994
Other non-current liabilities	4,896	5,010
Total liabilities	97,867	120,633
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 22,084 and 21,958 shares	2,208	2,196
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	72,023	70,104
Retained earnings	258,113	265,207
Accumulated other comprehensive (loss) income	(6,207)	(712)
Common stock in treasury, at cost - 2,463 shares	(52,487)	(52,487)
Total CDI shareholders' equity	273,650	284,308
Noncontrolling interest	703	866
Total equity	274,353	285,174
Total liabilities and equity	$372,220	$405,807

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012

Revenue	$1,122,972	$1,087,859	$1,104,958
Cost of services	916,415	881,218	885,549
Gross profit	206,557	206,641	219,409
Operating and administrative expenses	182,873	180,009	187,143
Restructuring and other related costs	3,645	5,716	—
Impairment	14,653	—	—
Operating profit	5,386	20,916	32,266
Other income (expense), net	(228)	(268)	(251)
Income before income taxes	5,158	20,648	32,015
Income tax expense	2,141	7,700	12,582
Net income	3,017	12,948	19,433
Less: Income (loss) attributable to the noncontrolling interest	(65)	64	317
Net income attributable to CDI	$3,082	$12,884	$19,116

Earnings per common share:
Basic	$0.16	$0.66	$0.99
Diluted	$0.16	$0.65	$0.97

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2014	2013	2012

Net income	$3,017	$12,948	$19,433
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,593)	(2,220)	1,843
Total comprehensive income (loss)	(2,576)	10,728	21,276
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(163)	57	353
Total comprehensive income (loss) attributable to CDI	$(2,413)	$10,671	$20,923

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2014	2013	2012

Operating activities:
Net income	3,017	$12,948	$19,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,220	8,721	8,959
Amortization	1,497	1,625	1,306
Deferred income taxes	(5,332)	1,986	6,186
Share-based compensation	2,708	2,827	3,414
Impairment	14,653	—	—
Loss on disposal of assets, net	306	317	492
Changes in operating assets and liabilities:
Accounts receivable, net	5,753	(9,301)	18
Prepaid expenses and other current assets	(1,273)	2,488	262
Accounts payable	(6,962)	(4,751)	4,891
Accrued expenses and other current liabilities	(11,131)	3,823	(8,762)
Income taxes prepaid/payable	2,123	(3,505)	(351)
Other non-current assets	339	388	(1,719)
Deferred compensation	(30)	(32)	579
Other non-current liabilities	(100)	(1,434)	2,429
Net cash provided by operating activities	14,788	16,100	37,137

Investing activities:
Additions to property and equipment	(8,774)	(7,529)	(6,225)
Reacquired franchise rights	—	—	(65)
Other	75	142	(344)
Net cash used in investing activities	(8,699)	(7,387)	(6,634)

Financing activities:
Dividends paid to shareholders	(10,176)	(7,589)	(12,548)
Payment of acquisition earnout	(187)	—	(370)
Borrowings on credit facility	115,544	77,619	206,674
Repayments on credit facility	(116,893)	(77,405)	(203,923)
Change in book overdraft	(1,709)	1,709	(3,363)
Common shares withheld for taxes	(498)	(858)	(900)
Excess tax benefit from share-based compensation awards	148	143	387
Net cash used in financing activities	(13,771)	(6,381)	(14,043)

Effect of exchange rate changes on cash and cash equivalents	(1,473)	(505)	548
Net increase (decrease) in cash and cash equivalents	(9,155)	1,827	17,008
Cash and cash equivalents at beginning of period	45,479	43,652	26,644
Cash and cash equivalents at end of period	$36,324	$45,479	$43,652

Supplemental disclosure of cash flow information:
Cash paid for interest	$147	$133	$202
Cash paid for income taxes, net	$4,845	$9,384	$6,591

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive (Loss) Income	Total CDI Share-holders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

December 31, 2011	21,642	$2,164	$(52,487)	$63,860	$253,344	$(306)	$266,575	$456	$267,031
Net income	—	—	—	—	19,116	—	19,116	317	19,433
Translation adjustments	—	—	—	—	—	1,807	1,807	36	1,843
Share-based compensation expense	—	—	—	3,414	—	—	3,414	—	3,414
Share-based compensation tax shortfall, net	—	—	—	50	—	—	50	—	50
Reclassification of equity awards from liabilities, net	—	—	—	1,457	—	—	1,457	—	1,457
Vesting of equity awards	235	24	—	(24)	—	—	—	—	—
Common shares withheld for taxes	(55)	(6)	—	(894)	—	—	(900)	—	(900)
Cash dividends paid ($0.65 per common share)	—	—	—	—	(12,548)	—	(12,548)	—	(12,548)
December 31, 2012	21,822	2,182	(52,487)	67,863	259,912	1,501	278,971	809	279,780
Net income	—	—	—	—	12,884	—	12,884	64	12,948
Translation adjustments	—	—	—	—	—	(2,213)	(2,213)	(7)	(2,220)
Share-based compensation expense	—	—	—	2,827	—	—	2,827	—	2,827
Share-based compensation tax benefit, net	—	—	—	(50)	—	—	(50)	—	(50)
Reclassification of equity awards from liabilities, net	—	—	—	336	—	—	336	—	336
Vesting of equity awards	189	19	—	(19)	—	—	—	—	—
Common shares withheld for taxes	(53)	(5)	—	(853)	—	—	(858)		(858)
Cash dividends paid ($0.39 per common share)	—	—	—	—	(7,589)	—	(7,589)	—	(7,589)
December 31, 2013	21,958	2,196	(52,487)	70,104	265,207	(712)	284,308	866	285,174
Net income	—	—	—	—	3,082	—	3,082	(65)	3,017
Translation adjustments	—	—	—	—	—	(5,495)	(5,495)	(98)	(5,593)
Share-based compensation expense	—	—	—	2,708	—	—	2,708	—	2,708
Reclassification of equity awards from liabilities, net	—	—	—	(279)	—	—	(279)	—	(279)
Vesting of equity awards	155	16	—	(16)	—	—	—	—	—
Common shares withheld for taxes	(29)	(4)	—	(494)	—	—	(498)	—	(498)
Cash dividends paid ($0.52 per common share)	—	—	—	—	(10,176)	—	(10,176)	—	(10,176)
December 31, 2014	22,084	$2,208	$(52,487)	$72,023	$258,113	$(6,207)	$273,650	$703	$274,353

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

1.    Significant Accounting Policies

Organization - CDI Corp. and its Subsidiaries (the “Company” or “CDI”) provide customer-focused engineering, information technology and staffing solutions. The Company's customers operate in a variety of industries, ranging from Oil, Gas and Chemical to Aerospace and Industrial Equipment, and High Technology, and include corporate, federal, state and municipal entities.  The Company serves customers through offices and delivery centers in the United States (U.S.), Canada and the United Kingdom (UK).  The Company also provides staffing services through its global MRINetwork® of franchisees.

In December 2014, the Company approved a restructuring plan to further optimize its operations and facility footprint. The Company expects to complete this plan during the next twelve months (see Note 5).

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

Staffing Services - The Company recognizes revenue from staffing services based on the gross amount billed. The Company typically bills its customers once services are performed and associated costs have been incurred. In these circumstances, the Company assumes the risk of acceptability of its employees to its customers. The Company will also at times use unaffiliated companies (supplier associates) and their employees to fulfill a customer’s staffing requirements either in whole or in part. Under these arrangements, these firms serve as subcontractors. Customers typically require a single consolidated bill that reflects services performed by both the Company’s employees and the employees of any applicable supplier associates. When utilizing supplier associates, the Company records the difference between its gross billings and the amount paid to the supplier associate as revenue, which is generally referred to as an administrative fee. Administrative and clerical costs related to time accumulation, invoicing and other activities are recorded and included in operating and administrative expenses as incurred.
Project and Outsourcing Services - The Company recognizes revenue from project and outsourcing services as the services are performed. Revenue for these services is generally based on mark-ups of the Company's employees' hourly rates of pay or on a cost plus fixed fee basis. Information technology (IT) outsourcing service contracts generally include the performance of certain computer or network operations or service-desk support on behalf of customers. These IT outsourcing service contracts typically contain an invoicing schedule covering the contractual period. Accordingly, the Company recognizes revenue on a pro-rata basis using elapsed time as the measure of performance under these IT outsourcing service contracts. The Company derives less than 5% of its revenue from fixed-price contracts. Fixed-price engineering contracts typically include development of conceptual and detailed designs in support of a customer's construction of tangible property. The Company recognizes revenue for fixed-price contracts under the percentage-of-completion method based generally on the proportion of total direct labor costs incurred to total estimated direct labor costs. When total estimated costs indicate a loss, the Company will recognize the full amount of that loss immediately.
Permanent Placement Services - These services include the search for and recruitment of candidates for employment with the Company’s customers. Generally, the Company performs permanent placement services on a non-exclusive, contingency basis. Revenue is recognized only after successfully placing a recommended candidate.

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

Concentrations of Credit Risk - The Company’s principal asset is its accounts receivable. Substantially all of the Company’s customers are provided trade credit. The Company’s customers are primarily large and mid-sized organizations. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company considers a number of factors in determining the allowance for doubtful accounts receivable, including an assessment of customer-specific information, the Company’s historical experience, the age of the receivable and current market and economic conditions.

The following table summarizes the changes in the allowance for doubtful accounts receivable for the indicated periods:

	Balance at beginning of year	Additions charged to earnings	Uncollectible receivables written off, net of recoveries	Balance at end of year

December 31, 2014	2,893	769	(1,712)	1,950
December 31, 2013	2,563	1,442	(1,112)	2,893
December 31, 2012	3,698	637	(1,772)	2,563

The Company's largest customer, International Business Machines Corporation (IBM), accounted for approximately 19% and 20% of total accounts receivable as of December 31, 2014 and 2013, respectively.
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

2.    Property and Equipment

Property and equipment, net was comprised of the following for the indicated periods:

	December 31,
	2014	2013

Computer equipment	$49,220	$46,427
Equipment and furniture	19,443	19,429
Software	30,404	28,249
Leasehold improvements	8,096	8,935
Total property and equipment	107,163	103,040
Accumulated depreciation	(86,813)	(82,512)
Property and equipment, net	$20,350	$20,528

During 2014, based on an assessment of long-lived assets, the Company recorded a $0.3 million impairment charge. During 2014 and 2013, the Company recorded adjustments to retire $4.3 million and $1.4 million, respectively, of property and equipment and removed the associated $3.9 million and $1.0 million, respectively, of accumulated depreciation, recognizing a loss of $0.4 million and $0.4 million, respectively.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements as of December 31, 2014 using
Description	Fair Value Measurements as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mutual Funds:
Bond	$1,879	$1,879	$—	$—
Large Cap	2,852	2,852	—	—
International	1,405	1,405	—	—
Mid Cap	606	606	—	—
Small Cap	470	470	—	—
Balanced	339	339	—	—
Money Market Funds	1,235	1,235	—	—
Total Assets (1)	$8,786	$8,786	$—	$—

(1)
As of December 31, 2014, $0.7 million and $8.1 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

4.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2013				December 31, 2014
	Gross Balance	Accumulated Impairment Losses	Impairment	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$35,713	$(164)	$(10,887)	$—	$35,713	$(11,051)
PSS	47,075	(30,057)	—	(624)	44,298	(27,904)
MRI	16,765	(7,052)	—	(139)	16,240	(6,666)
Total goodwill	$99,553	$(37,273)	$(10,887)	$(763)	$96,251	$(45,621)

	December 31, 2012				December 31, 2013
	Gross Balance	Accumulated Impairment Losses	Impairment	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$35,713	$(164)	$—	$—	$35,713	$(164)
PSS	48,245	(31,448)	—	221	47,075	(30,057)
MRI	16,578	(6,915)	—	50	16,765	(7,052)
Total goodwill	$100,536	$(38,527)	$—	$271	$99,553	$(37,273)

The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets as of July 1 of each fiscal year. The Company performed its annual assessment as of July 1, 2014 and determined there was no impairment. As a result of its annual assessment, the Company identified the following reporting units with fair values that were not substantially in excess of their carrying values: PSS EMEA, GETS Infrastructure and GETS Aerospace and Industrial Equipment (GETS AIE). The Company performs an assessment for impairment of goodwill and other indefinite-lived intangible whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is below its carrying value.

During the fourth quarter of 2014, the Company engaged a third-party valuation specialist to perform an interim assessment for impairment of goodwill and indefinite-lived intangibles as a result of a decline in the forecasted financial performance of its GETS Infrastructure reporting unit during the fourth quarter of 2014. The Company relied, in part, on the report of the valuation specialist and recorded a charge of $10.9 million to “Impairment” related to the impairment of goodwill in the Company’s GETS Infrastructure reporting unit. The goodwill impairment charge was based on the implied fair value measured as the difference between the fair value of the reporting unit and the fair value of the identified net assets. The fair value of the GETS Infrastructure reporting unit was determined using an income approach.

During the fourth quarter of 2014, based on a decline in the forecasted financial performance and an evaluation of strategic alternatives for its data acquisition and analysis systems business within the GETS AIE reporting unit, the Company recorded a charge of $3.8 million to “Impairment” that included impairment of definite-lived intangibles and other assets.

The Company believes it has made reasonable estimates and used reasonable assumptions in the calculation of these impairments. If actual future results are not consistent with management's estimates and assumptions, additional impairment charges may be required in the future.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The following tables summarize the changes in the Company's carrying value of other intangible assets for the indicated periods:

	December 31, 2013				December 31, 2014
	Gross Balance	Accumulated Amortization	Impairment	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Trademarks	$5,200	$(440)	$—	$(340)	$5,100	$(680)
Developed technology	460	(276)	(92)	(92)	—	—
Customer relationships	11,960	(4,625)	(1,144)	(938)	10,300	(5,047)
Non-compete	150	(105)	—	(30)	150	(135)
Reacquired franchise rights	972	(304)	—	(97)	972	(401)
Total intangible assets subject to amortization	18,742	(5,750)	(1,236)	(1,497)	16,522	(6,263)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	2,165	—
Total other intangible assets	$20,907	$(5,750)	$(1,236)	$(1,497)	$18,687	$(6,263)

	December 31, 2012				December 31, 2013
	Gross Balance	Accumulated Amortization	Impairment	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Trademarks	$5,200	$(67)	$—	$(373)	$5,200	$(440)
Developed technology	460	(184)	—	(92)	460	(276)
Customer relationships	11,960	(3,593)	—	(1,032)	11,960	(4,625)
Non-compete	150	(75)	—	(30)	150	(105)
Reacquired franchise rights	972	(206)	—	(98)	972	(304)
Total intangible assets subject to amortization	18,742	(4,125)	—	(1,625)	18,742	(5,750)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	2,165	—
Total other intangible assets	$20,907	$(4,125)	$—	$(1,625)	$20,907	$(5,750)

Amortization expense was $1.5 million for 2014, $1.6 million for 2013 and $1.3 million for 2012. Annual amortization expense is expected to range from approximately $1.0 million to $1.2 million per year for each of the next five years.

5.	Restructuring and Other Related Costs

In December 2014, the Company approved a restructuring plan (the “2014 Restructuring Plan”) to optimize its operations and facility footprint and is expected to be completed during 2015. In the fourth quarter of 2014, the Company recorded a charge of $3.6 million to "Restructuring and other related costs" in the consolidated statement of operations, comprised of $1.8 million of employee severance and related costs, $1.6 million of real estate exit and related costs and $0.2 million of asset write-offs and related costs. Substantially all remaining payments are expected to be made during 2015 with certain payments related to the consolidation of facilities expected through 2019. Additional charges of approximately $0.5 million to $2.2 million are expected to be recognized during 2015 primarily related to the consolidation of facilities that include estimates for remaining lease obligations less sub-lease proceeds, facility relocation and related costs.

In December 2013, the Company announced that it would undertake a corporate restructuring in the first quarter of 2014 (the “2013 Restructuring Plan”) to improve operational effectiveness and further optimize the Company's cost structure. The 2013 Restructuring Plan included a workforce reduction and the consolidation of facilities and was substantially completed by June 30, 2014. In the fourth quarter of 2013, the Company recorded a charge of $5.7 million to “Restructuring and other related costs” in the consolidated statement of operations, comprised of $4.6 million of employee severance and related costs, $0.6 million of real estate exit and related costs and $0.5 million of asset write-offs and related costs. Substantially all payments were made in 2014, with certain payments related to the consolidation of facilities expected through 2019. During 2014, the Company adjusted

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

its 2013 Restructuring Plan restructuring liability due to lower than expected severance costs in the amount of $0.9 million and higher than expected real estate exit and related costs in the amount of $0.9 million.

The following table summarizes the provision, activity and balances related to the restructuring plans by cost type for the indicated periods:

	Employee severance and related costs	Real estate exit and related costs	Asset write-offs and related costs	Accrued restructuring liability

Balance at December 31, 2011	$5,372	$831	$—	$6,203
Cash payments	(4,358)	(701)	—
Non-cash	(587)	377	—
Balance at December 31, 2012	427	507	—	934
Cash payments	(427)	(353)	—
Charges	4,568	615	533
Non-cash	—	—	(533)
Balance at December 31, 2013	4,568	769	—	5,337
Cash payments	(3,437)	(682)	—
Charges	900	2,513	232
Non-cash	—	—	(232)
Balance at December 31, 2014	$2,031	$2,600	$—	$4,631

The consolidated balance sheet as of December 31, 2014 includes $3.4 million in “Other accrued expenses and other current liabilities” and $1.2 million in "Other non-current liabilities", respectively. The consolidated balance sheet as of December 31, 2013 includes $4.7 million in “Other accrued expenses and other current liabilities” and $0.6 million in "Other non-current liabilities", respectively.

6.	Short-Term Borrowings

On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited (each a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”). The Credit Agreement established a $75.0 million revolving line of credit facility (including a $5.0 million UK overdraft facility) that expires on November 29, 2017. The Company intends to repay outstanding borrowings under the Credit Agreement as of December 31, 2014 during 2015 and as a result has recorded these borrowings in "Short-term borrowings" in the consolidated balance sheets. Borrowings under this line of credit may be used by the Company and the other Borrowers for general business purposes or for letters of credit.

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

The Credit Agreement contains customary affirmative covenants and certain restrictive covenants which limit the Company with respect to, among other things, creating liens on its assets, incurring indebtedness, making acquisitions and other investments, and disposing of assets other than in the ordinary course of business. The Credit Agreement also contains financial covenants which require the Company not to exceed a maximum consolidated leverage ratio (consolidated funded indebtedness to consolidated EBITDA) of 2.5 to 1.0 and to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0. The preceding financial covenant terms are as defined in the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2014.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

As of December 31, 2014, the Company had outstanding borrowings of $1.3 million, letters of credit outstanding of $3.2 million and $70.5 million available to borrow under the Credit Agreement. Interest was payable at a rate of 1.74% per annum for outstanding borrowings as of December 31, 2014. As of December 31, 2014, the Company had an unsecured $0.4 million letter of credit outstanding under an agreement with TD Bank, N.A. that expires on July 1, 2015.

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

As of December 31, 2014, the Company was authorized to issue 0.5 million additional shares of the Company's common stock under the Restated Omnibus Plan. The Company may settle share-based awards by delivering shares of the Company's common stock that are authorized but unissued or that are held in treasury. When an award is granted, the number of shares of common stock subject to such award are reserved for issuance. Shares of Company stock tendered in payment of the exercise price or withholding taxes in respect of an award shall again be available for issuance under the Restated Omnibus Plan.

Stock-based compensation expense is included in “Operating and administrative expenses” in the consolidated statements of operations and amounted to $2.7 million ($1.7 million, net of tax), $2.8 million ($1.7 million, net of tax) and $3.4 million ($2.1 million, net of tax) for the years ended December 31, 2014, 2013 and 2012, respectively.

The table below summarizes the components of stock-based compensation expense for all of the Company’s stock-based plans by award type for the indicated periods:

	Year ended December 31,
	2014	2013	2012

Time-vested deferred stock	$1,579	$1,829	$1,920
Stock appreciation rights	148	618	647
Performance-based share awards	664	48	631
Stock purchase plan	11	68	126
Stock options	306	264	90
Total stock-based compensation	$2,708	$2,827	$3,414

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The following table summarizes the Company’s TVDS activity and related information for the indicated periods:

	Time Vested Deferred Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (In Years)

Outstanding non-vested as of December 31, 2011	416	$14.68
Granted	104	17.14
Vested	(95)	12.89
Canceled	(25)	13.43
Outstanding non-vested as of December 31, 2012	400	15.82
Granted	104	15.21
Vested	(92)	14.98
Canceled	(33)	15.17
Outstanding non-vested as of December 31, 2013	379	14.69
Granted	378	14.70
Vested	(102)	13.80
Canceled	(164)	17.11
Outstanding non-vested as of December 31, 2014	491	15.33	3.1

The following table summarizes for TVDS the accumulated dividend equivalent number of shares of common stock that would be issued for outstanding TVDS using the closing market price as of the indicated dates:

	December 31,
	2014	2013	2012

Dividend participation	$217	$332	$370
Closing market price per share	$17.71	$18.53	$17.13
Equivalent shares at closing market price	12	18	22

As of December 31, 2014, total unrecognized compensation expense related to non-vested TVDS was $5.2 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Stock Appreciation Rights (SARs)
SARs represent the right to receive, upon exercise, shares of the Company’s common stock having a value equal to the difference between the market price of the common stock and the exercise price, net of withholding taxes, as determined by the terms of the individual awards. SARs generally vest ratably over five years and expire seven years from the date of grant. The expected life of SARs is based on the Company's historical experience. The expected stock price volatility is based on the historical volatility of the Company’s common stock.

No SARs were granted in 2014 or 2013. The following table summarizes the assumptions used to estimate the fair values of SARs granted for the indicated period:

Year ended December 31,
2012

Risk-free interest rate	0.72%
Expected life	4.3 years
Expected stock price volatility	56%
Expected dividend yield	3.47%

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The following table summarizes the Company’s SARs activity and related information for the indicated periods:

	SARs	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2011	857	$16.51
Granted	18	14.99
Exercised	(79)	10.88
Canceled	(69)	13.38
Expired	(99)	22.99
Outstanding as of December 31, 2012	628	16.53
Exercised	(53)	11.54
Canceled	(16)	12.10
Expired	(66)	25.65
Outstanding as of December 31, 2013	493	15.98
Exercised	(60)	11.26
Canceled	(72)	12.09
Expired	(174)	21.92
Outstanding as of December 31, 2014	187	13.47	2.6	$948
Exercisable as of December 31, 2014	133	14.23	2.3	617
Exercisable and expected to vest as of December 31, 2014	168	13.68	2.5	835

The weighted average grant date fair value of SARs granted during the year ended December 31, 2012 was $5.20. Aggregate intrinsic value represents the difference between the exercise prices of outstanding SARs and the closing price per share of the Company's common stock on December 31, 2014. The total intrinsic value of SARs exercised during the years ended December 31, 2014, 2013 and 2012 was $0.4 million, $0.3 million and $0.5 million, respectively. As of December 31, 2014, total unrecognized compensation expense related to non-vested SARs was $0.3 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Performance-Based Share Awards
Performance-based share awards represent a number of shares of common stock to be awarded or an amount of cash to be paid upon settlement based on the achievement of certain performance criteria and generally vest over a two to five year period from the date of grant.

The fair value of equity classified performance-based share awards is determined based on the number of shares of common stock to be awarded and the quoted market price per share of common stock on the date of grant. The Company periodically assesses the probability of achievement of the performance criteria and adjusts the amount of compensation expense recognized accordingly. Compensation expense is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.

The Company granted liability classified performance-based share awards during 2014 to the CEO and certain executives that generally vest over five years. These awards require cash settlement, subject to service and market conditions, and their fair value is remeasured at each reporting date based, in part, on the market price per share of common stock with compensation expense recognized over the vesting period.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The following table summarizes the Company’s performance-based share awards activity and related information for the indicated periods:

	Performance-based Share Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

Outstanding as of December 31, 2011	107	$13.67
Granted	82	17.36
Vested	(50)	13.67
Canceled	(32)	16.02
Outstanding as of December 31, 2012	107	15.78
Vested	(46)	14.00
Canceled	(19)	17.36
Outstanding as of December 31, 2013	42	17.36
Granted	1,607	15.53
Vested	—	—
Canceled	(45)	17.66
Outstanding as of December 31, 2014	1,604	15.52	4.5

As of December 31, 2014, total unrecognized compensation expense related to non-vested performance-based share awards was $10.3 million, which is expected to be recognized over a weighted-average period of 4.5 years.

Stock Purchase Plan (SPP)
On May 3, 2012, pursuant to the terms of the Restated Omnibus Plan, the SPP was terminated and any shares that were available for issuance under the SPP as of that date with respect to new awards were made available for issuance under the Restated Omnibus Plan.

Under the terms of the SPP, designated employees and non-employee directors had the opportunity to acquire SPP units (which convert into shares of the Company’s common stock upon vesting) on a pre-tax basis and the Company matched participant contributions on a one for three basis. Vesting of SPP units occurs over a period of three to ten years as chosen by the participant. As of December 31, 2014, there were 11 thousand SPP units accumulated based upon units acquired by participants and Company matching contributions and using a weighted-average market price of $16.39. In addition, SPP units that vest will receive additional shares of the Company’s common stock in lieu of dividends declared from the date of grant to the date of vesting.

Stock Options
Stock options are granted at a price equal to the quoted market price per share of the Company’s common stock on the date of grant. Employee stock options generally vest ratably over a four to five year period and expire seven years from the date of grant.

The following table summarizes the range of assumptions used to estimate the fair values of stock options granted for the indicated periods:

	Year ended December 31,
	2014	2013	2012

Risk-free interest rate	1.10-2.03%	1.55%	0.73%
Expected life	3.8-6.0 years	3.9 years	4.1 years
Expected stock price volatility	50-51%	51%	56%
Expected dividend yield	2.85-3.40%	3.10%	3.00%

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The following table summarizes the Company’s stock option activity and related information for the indicated periods:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2011	—	$—
Granted	154	17.36
Canceled	(10)	17.36
Outstanding as of December 31, 2012	144	17.36
Granted	127	16.80
Canceled	(11)	17.36
Outstanding as of December 31, 2013	260	17.09
Granted	94	16.68
Exercised	(14)	17.36
Canceled	(161)	17.21
Outstanding as of December 31, 2014	179	16.74	5.7	$189

The weighted average grant date fair value of stock options granted during the years ended December 31, 2014 and 2013 was $5.67 and $5.46, respectively. At December 31, 2014, there were 33 thousand exercisable options outstanding. As of December 31, 2014, total unrecognized compensation expense related to non-vested stock options was $0.6 million, which is expected to be recognized over a weighted-average period of 3.1 years.

8.    Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Year ended December 31,
	2014	2013	2012

Numerator:
Net income attributable to CDI	$3,082	$12,884	$19,116
Denominator:
Basic weighted-average shares	19,577	19,442	19,344
Dilutive effect of stock-based awards	213	297	401
Diluted weighted-average shares	19,790	19,739	19,745
Earnings per common share:
Basic	$0.16	$0.66	$0.99
Diluted	$0.16	$0.65	$0.97

There were 274 thousand, 459 thousand and 425 thousand shares excluded from the computation of EPS for the years ended December 31, 2014, 2013 and 2012, respectively, because their inclusion would have been anti-dilutive.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

9.    Income Taxes

Income before income taxes was as follows for the indicated periods:

	Year ended December 31,
	2014	2013	2012

United States	$(5,488)	$15,290	$25,417
Foreign	10,646	5,358	6,598
Income before income taxes	$5,158	$20,648	$32,015

Income tax expense was comprised of the following for the indicated periods:

	Year ended December 31,
	2014	2013	2012

Current:
Federal	$3,854	$3,040	$3,845
State	729	870	360
Foreign	2,865	1,884	2,176
Total current	7,448	5,794	6,381

Deferred:
Federal	(4,284)	328	4,819
State	(822)	1,669	1,198
Foreign	(201)	(91)	184
Total deferred	(5,307)	1,906	6,201

Income tax expense	$2,141	$7,700	$12,582

The following table reconciles income tax expense and rate based on the U.S. statutory rate to the Company’s income tax expense for the indicated periods:

	Year ended December 31,
	2014		2013		2012
	$	%	$	%	$	%

Income tax expense based on the U.S. statutory rate	$1,805	35.0%	$7,227	35.0%	$11,205	35.0%
State income taxes, net of federal tax benefit	(60)	(1.2)	1,147	5.6	1,013	3.2
Permanent items	658	12.8	179	0.9	148	0.5
Effect of foreign operations	(809)	(15.7)	1,008	4.9	2	—
Net change in uncertain tax positions	—	—	(737)	(3.6)	(274)	(0.9)
Change in valuation allowance - foreign loss deferred tax assets	70	1.4	(898)	(4.3)	477	1.5
Federal employer tax credits	—	—	(763)	(3.7)	—	—
Stock-based compensation	563	10.9	241	1.1	382	1.2
Other	(86)	(1.7)	296	1.4	(371)	(1.2)
Income tax expense	$2,141	41.5	$7,700	37.3	$12,582	39.3

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The tax effects of temporary differences that give rise to the Company’s deferred tax accounts were as follows for the indicated periods:

	December 31,
	2014	2013

Deferred tax assets:
Accrued compensation	$8,232	$8,597
Reserves and accruals	3,048	3,367
Loss and credit carryforwards	10,902	11,132
Total gross deferred tax assets	22,182	23,096
Less: valuation allowances	5,161	5,474
Net total deferred tax assets	17,021	17,622

Deferred tax liabilities:
Property and equipment depreciation	1,515	3,127
Intangible asset amortization	2,817	6,358
Other	382	1,147
Total deferred tax liabilities	4,714	10,632

Net deferred tax assets	$12,307	$6,990

As of December 31, 2014, the Company had state net operating loss carry forwards aggregating $91.5 million, which expire at various dates from 2015 through 2032.
As of December 31, 2014, the Company had foreign tax credits of $2.1 million, which expire at various dates from 2015 through 2022.
As of December 31, 2014, the Company had foreign net operating losses of $19.5 million, the majority of which can be carried forward indefinitely.
During 2014, 2013 and 2012, the Company (released)/added ($0.8 million), ($0.9 million) and $0.6 million, respectively, to the valuation allowance that was set up against the Company’s net foreign deferred tax assets of which $(1.1) million, $0.1 million and $0.5 million, respectively, related to the valuation allowance set up against the Company’s net foreign deferred tax assets to fully reserve previously recorded tax benefits generated in the UK. The valuation allowance is primarily due to cumulative losses in the UK operations of the CDI AndersElite Limited business over the past eight years. A valuation allowance has been established for the state net operating loss carry forwards to reduce the assets to a level which, more likely than not, will be realized. Realization is dependent upon generating sufficient state taxable income in the appropriate jurisdictions prior to the expiration of the carry forwards. In addition, the Company has considered available tax planning strategies as part of the establishment of the valuation allowances. The deferred tax asset considered realizable could be reduced if estimates of these amounts during the carry forward period are reduced.
As of December 31, 2014, the Company had $0.1 million of total gross unrecognized tax benefits that, if recognized, would impact the effective tax rate. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows for the indicated periods:

	Year ended December 31,
	2014	2013	2012

Beginning balance of gross unrecognized tax benefits	$85	$588	$1,070
Reductions for the tax positions of prior years	—	(53)	(164)
Reductions for settlements and payments	—	(323)	(318)
Reductions due to statute expiration	(2)	(127)	—
Ending balance of gross unrecognized tax benefits	$83	$85	$588

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The Company files a consolidated U.S. federal income tax return and files state and foreign income tax returns in various jurisdictions as required. The U.S. federal income tax return is open for examination back to 2011. State and foreign income tax returns remain open for examination back to 2010 in major jurisdictions in which the Company operates.
The Company has not recorded incremental deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management’s intention to reinvest such earnings for the foreseeable future. As of December 31, 2014, the undistributed earnings of the foreign subsidiaries amounted to approximately $44.3 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and foreign withholding taxes, reduced by certain foreign tax credits.

10.    Commitments, Contingencies and Legal Proceedings
Lease Commitments
The Company leases office facilities and equipment under operating leases. The office facilities are generally used for sales, recruitment, engineering, design, drafting and administrative functions and are under leases with various expiration dates in the future. Rent expense for operating leases was $12.0 million, $12.1 million and $12.3 million in 2014, 2013 and 2012, respectively. Sublease proceeds were $0.3 million, $0.4 million and $0.2 million in 2014, 2013 and 2012, respectively. Future minimum annual rental payments under non-cancelable leases, excluding expected sublease proceeds of $0.2 million for 2015, are as follows for the indicated periods:

Year	Amount

2015	$9,813
2016	7,596
2017	6,246
2018	4,854
2019	1,580
Thereafter	235
Total	$30,324

Self-Insurance
The Company self-funds certain costs related to workers' compensation and employee health benefit claims. The Company maintains stop-loss insurance for workers’ compensation and health care benefit claims that generally limits the Company’s exposure to $0.3 million and $0.2 million per incident, respectively. The Company records expense for its estimated claims exposure based on incurred claims, historical experience and third-party insurance professionals or actuaries. The amounts accrued give consideration to the estimated undiscounted cash payments expected to be paid to satisfy existing claims and a reserve for incurred-but-not-reported claims. The accrual for workers’ compensation estimated claims exposure was $1.9 million and $2.1 million as of December 31, 2014 and 2013, respectively. The Company established its self-funded health benefits program during 2011 and had accrued $4.6 million and $5.2 million as of December 31, 2014 and 2013, respectively, for its estimated claims exposure.

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

11.    Retirement Plan

The CDI Corporation 401(k) Saving Plan (the "Plan") is a defined contribution retirement plan maintained for the benefit of eligible employees and qualified under section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary tax deferred contributions to the Plan and the Company, at its discretion, may make matching contributions subject to certain limitations. Participants are fully vested in their contributions and in the Company's matching contributions at all times except in certain limited instances. The Company recorded Plan expenses of $2.5 million, $2.3 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, in the consolidated statements of operations. Plan expenses are based on a formula using a percentage of compensation or an amount determined by the Board of Directors.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

12.    Related Party Transactions

A member of the Company’s Board of Directors is a senior partner of a law firm that provides legal services to the Company. Total disbursements to the law firm relating to these legal services aggregated $0.6 million, $0.8 million and $0.3 million in 2014, 2013 and 2012, respectively.

13.    Joint Ventures

CDI-Pycopsa
In 2008, the Company formed CDI—Pycopsa Ingeniería y Construcción, S. de R.L. de C.V. (CDI-Pycopsa), a joint venture with a Mexico-based construction and industrial maintenance company. In June 2009, CDI-Pycopsa began operations. The Company consolidates CDI-Pycopsa based on the Company’s controlling interest. As of December 31, 2014, the Company had a 67% ownership interest in CDI-Pycopsa and had invested an aggregate of approximately $0.6 million. CDI-Pycopsa had pre-tax (loss) income of $(0.3) million, $0.6 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

14.    Reporting Segments
The Company has the following three reporting segments:

•
Global Engineering and Technology Solutions (GETS) - GETS provides engineering and information technology solutions for its customers that involve principally the production of deliverable work products or services performed at a CDI facility or at a customer's facility under the supervision of CDI personnel. These solutions typically include analysis of a customer's engineering or information technology needs and the development of a solution that generally ranges in duration from several months to multiple years. Depending on the industry, engineering services can include feasibility studies, architectural and structural designs, technology assessments, conceptual designs, pricing studies, preliminary designs, execution planning, procurement optimization, detailed designs, testing and validations of regulatory compliance, technology integration and operating and maintenance support. Information technology services can include assessments, execution of business application services, web development, service-desk support, quality assurance and testing and program management. GETS provides these solutions through a delivery model consisting of: centers of excellence, with concentrated skill sets required for larger, more complex projects; regional centers to service local needs of customers; and customer-centered offices to deliver site-specific services.

•
Professional Staffing Services (PSS) - PSS provides skilled technical and professional personnel to its customers for discrete periods of time to augment the customer's workforce in times of project, seasonal, peak period or business cycle needs. These engagements can range from several months to multiple years in duration. PSS also provides permanent placement services. PSS provides professional staffing services to targeted industries that include managed services and managed staffing programs, and functional staffing outsourcing. During 2014, 2013 and 2012, IBM accounted for approximately 15%, 19% and 20%, respectively, of the Company’s consolidated revenue. In December 2014, the Company and IBM executed an Amendment to the Master Statement of Work for an additional three years and extends the term until December 31, 2017. IBM may terminate the contract with or without cause at any time.

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

For purposes of performance measurement, the Company charges certain expenses directly attributable to the reporting segments and allocates certain other expenses and support costs. Support costs consist principally of employee benefits administration, accounting support, IT services and shared service center costs. Operating and administrative expenses that are not directly attributable to the reporting segments are classified as corporate. Identifiable assets of the reporting segments exclude corporate assets. Corporate assets consist principally of all cash and cash equivalents, all current and deferred income tax assets, and certain corporate assets not directly associated with the reporting segments, including certain property and equipment and certain prepaid expenses and other current assets and certain other non-current assets.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Reporting segment data is presented in the following table for the indicated periods:

	Year ended December 31,
	2014	2013	2012

Revenue:
GETS	$335,382	$321,289	$325,046
PSS	728,686	708,598	710,268
MRI	58,904	57,972	69,644
Total revenue	$1,122,972	$1,087,859	$1,104,958

Gross profit:
GETS	$90,104	$89,801	$93,718
PSS	88,738	89,546	94,185
MRI	27,715	27,294	31,506
Total gross profit	$206,557	$206,641	$219,409

Operating profit (loss):
GETS (1), (2), (3), (4)	$(8,256)	$11,398	$12,714
PSS (1)	24,594	21,032	27,062
MRI (1)	6,531	7,603	9,874
Corporate (1)	(17,483)	(19,117)	(17,384)
Total operating profit (loss)	5,386	20,916	32,266
Other (expense) income, net	(228)	(268)	(251)
Income before income taxes	$5,158	$20,648	$32,015

(1)
In 2014 and 2013, the Company recorded pre-tax charges of $3.6 million and $5.7 million, respectively, to "Restructuring and other related costs" related to the 2014 and 2013 Restructuring Plans. The following table summarizes the amount of restructuring and other related costs recognized by reporting segment for the indicated periods:

	Year ended December 31,
	2014	2013	2012

GETS	$2,244	$2,412	$—
PSS	1,001	2,269	—
MRI	259	313	—
Corporate	141	722	—
Restructuring and other related costs	$3,645	$5,716	$—

(2)	In 2013, the Company's GETS segment recorded a $3.3 million benefit to "Operating and administrative expenses" related to the settlement of legal claims pursued by the Company.

(3)	In 2013, the Company's GETS segment recorded a $1.8 million benefit to "Operating and administrative expenses" related to the reduction of an acquisition earnout liability.

(4)	In 2014, the Company's GETS segment recorded $14.7 million of charges to "Impairment" related to the impairment of goodwill, definite-lived intangibles and other assets.

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially from external customers.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Total depreciation and amortization by reporting segment is presented in the table below for the indicated periods:

	Year ended December 31,
	2014	2013	2012

Depreciation and amortization:
GETS	$6,599	$5,730	$5,171
PSS	1,038	893	840
MRI	344	415	538
Corporate	2,736	3,308	3,716
Total depreciation and amortization	$10,717	$10,346	$10,265

Reporting segment asset data is presented in the following table as of the indicated dates:

	December 31,
	2014	2013

Assets:
GETS	$120,223	$130,269
PSS	159,774	168,786
MRI	23,539	28,098
Corporate	68,684	78,654
Total assets	$372,220	$405,807

Capital expenditure data by reporting segment is presented in the table below for the indicated periods:

	Year ended December 31,
	2014	2013	2012

Purchases of property and equipment:
GETS	$5,685	$4,832	$4,082
PSS	2,008	670	837
MRI	38	29	116
Corporate	1,043	1,998	1,190
Total purchases of property and equipment	$8,774	$7,529	$6,225

The Company is domiciled in the U.S. and its reporting segments (other than PSS) operate primarily in the U.S. and Canada. Revenue attributable to foreign countries is determined based on the customer’s country of domicile. Revenue and fixed assets by geographic area are presented in the tables below for the indicated periods:

	Year ended December 31,
	2014	2013	2012

Revenue:
US	$798,285	$824,228	$869,679
Canada	206,410	162,252	144,089
UK	113,681	79,743	59,967
Other	4,596	21,636	31,223
Total revenue	$1,122,972	$1,087,859	$1,104,958

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

	December 31,
	2014	2013

Property and equipment, net:
US	$18,843	$18,535
Canada	138	221
UK	1,285	1,633
Other	84	139
Total property and equipment, net	$20,350	$20,528

15.    Selected Quarterly Financial Information (Unaudited)

The following is a summary of quarterly financial information for the indicated periods:

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$276,272	$284,282	$295,732	$266,686	$1,122,972
Gross profit	50,763	52,797	54,488	48,509	206,557
Operating and administrative expenses (1)	45,708	46,107	46,006	45,052	182,873
Restructuring and other related costs	370	(298)	—	3,573	3,645
Impairment	—	—	—	14,653	14,653
Operating profit (loss) (1)	4,685	6,988	8,482	(14,769)	5,386
Income (loss) before income taxes	4,603	6,996	8,349	(14,790)	5,158
Net income (loss)	2,041	4,452	5,441	(8,917)	3,017
Net income (loss) attributable to CDI	2,037	4,427	5,400	(8,782)	3,082
Earnings (loss) per common share:
Basic	$0.10	$0.23	$0.28	$(0.45)	$0.16
Diluted	$0.10	$0.22	$0.27	$(0.45)	$0.16

(1)
In In the first quarter of 2014, the Company recorded an aggregate $0.9 million charge to net income related to the separation of the Company's former CEO comprised of a $0.7 million pre-tax charge ($0.4 million after tax) to operations and an additional $0.5 million charge to income tax expense for the write-off of certain deferred tax assets related to the forfeiture of outstanding equity awards.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$269,466	$263,363	$277,916	$277,114	$1,087,859
Gross profit	50,151	51,545	52,697	52,248	206,641
Operating and administrative expenses (1), (2)	45,238	46,303	45,751	42,717	180,009
Restructuring and other related costs	—	—	—	5,716	5,716
Operating profit (1), (2)	4,913	5,242	6,946	3,815	20,916
Income before income taxes	4,862	5,180	6,889	3,717	20,648
Net income	2,553	3,497	4,566	2,332	12,948
Net income attributable to CDI	2,491	3,438	4,528	2,427	12,884
Earnings per common share:
Basic	$0.13	$0.18	$0.23	$0.13	$0.66
Diluted	$0.13	$0.17	$0.23	$0.12	$0.65

(1)	In the fourth quarter of 2013, the Company recorded a $3.3 million benefit to "Operating and administrative expenses" related to the settlement of legal claims pursued by the Company.

(2)
In 2013, the Company's GETS segment recorded a $1.8 million benefit to "Operating and administrative expenses" related to the reduction of an acquisition earnout liability (by quarter: first $0.3 million, second $0.4 million, third $0.5 million and fourth $0.6 million.)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in this Form 10-K Report is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework (1992).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited and issued its report on effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, which is included herein.

(c) Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CDI Corp.:

We have audited CDI Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CDI Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CDI Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CDI Corp. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2014, and our report dated March 5, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 5, 2015

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
The consolidated balance sheets of the Registrant as of December 31, 2014 and 2013, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the years ended December 31, 2014, 2013 and 2012, the footnotes thereto, and the reports of KPMG LLP, independent registered public accounting firm, are filed herewith.

(b)	Financial Statement Schedules:
All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(c)	Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Articles of Incorporation of the Registrant, as amended effective December 11, 2007	10-K	001-05519	3.1	3/7/2008
3.2	Bylaws of the Registrant, as amended effective December 16, 2014					X
10.1	Credit Agreement dated November 30, 2012 among Bank of America, N.A. (along with certain other lenders) and the Registrant (along with certain of its subsidiaries)	8-K	001-05519	10.1	12/4/2012
10.2*	CDI Corp. Amended and Restated 2004 Omnibus Stock Plan	Def. Proxy Stmt. (14A)	001-05519	Appendix A	4/4/2012
10.3*	CDI Corp. Stock Purchase Plan for Management Employees and non-Employee Directors, as amended and restated effective May 17, 2011	10-Q	001-05519	10.3	8/5/2011
10.4*	CDI Corporation Deferred Compensation Plan	10-K	001-05519	10.e	3/31/2005
10.5*	Executive Severance Program applicable to executive officers of the Registrant	10-K	001-05519	10.12	3/11/2009
10.6*	Executive Stock Purchase Opportunity Program approved by the Board of Directors of the Registrant on March 9, 2006	8-K	001-05519	10.1	3/15/2006
10.7*	Changes to the Directors' Compensation Arrangements, approved by the Board of Directors on June 11, 2007 and effective on July 18, 2007	10-Q	001-05519	10	8/3/2007
10.8*	Form of Director's Time-Vested Deferred Stock Award	10-Q	001-05519	10.a	11/7/2007
10.9*	Employment Agreement between CDI Corporation and Brian D. Short effective March 16, 2009, and offer letter dated February 11, 2009 from CDI Corporation to Brian D. Short	10-Q	001-05519	10.2	8/6/2009
10.10*	Policy on Cash Bonus Awards and Equity Awards “Clawback”	10-K	001-05519	10.37	3/2/2010
10.11*	Form of Stock Appreciation Rights Agreement for 2010 grants	10-Q	001-05519	10.1	11/5/2010
10.12*	Form of Time-Vested Deferred Stock Agreement for 2010 awards	10-Q	001-05519	10.2	11/5/2010
10.13*	Form of Performance-Contingent Deferred Stock Agreement for 2010 awards	10-Q	001-05519	10.3	11/5/2010
10.14*	Employment Agreement dated January 10, 2011 between the Registrant and Paulett Eberhart	8-K	001-05519	10.1	1/14/2011
10.15*	2011 CEO Cash Bonus Plan	Def. Proxy Stmt. (14A)	001-05519	Appendix A	4/19/2011
10.16*	Employment and Consulting Agreement dated as of February 15, 2009 between CDI Corporation and Robert J. Giorgio, and Amendment to Employment Agreement between CDI Corporation and Robert J. Giorgio effective as of December 16, 2010	10-Q	001-05519	0.0101	8/5/2011
10.17*	Offer letter dated May 18, 2011 and Employment Agreement dated May 31, 2011 between CDI Corporation and Phillip L. Clark	10-Q	001-05519	0.0102	8/5/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.18*	Offer Letter dated August 15, 2011 from CDI Corporation to Robert M. Larney	8-K	001-05519	10.1	8/31/2011
10.19*	Employment Agreement effective August 30, 2011 between CDI Corporation and Robert M. Larney	8-K	001-05519	10.2	8/31/2011
10.20*	Form of Non-Qualified Option Agreement for 2012 awards to executive officers	8-K	001-05519	10.1	11/7/2012
10.21*	Form of Performance Shares Agreement for 2012 awards to executive officers	8-K	001-05519	10.2	11/7/2012
10.22*	Second Amendment to Employment Agreement between CDI Corporation and Robert J. Giorgio dated December 31, 2012	10-K	001-05519	10.33	3/1/2013
10.23	Technical Services Agreement dated as of July 24, 2009 between CDI Corporation and International Business Machines Corporation	10-K	001-05519	10.34	3/1/2013
10.24	Predominant Supplier Attachment to the Technical Services Statement of Work between CDI Corporation and International Business Machines Corporation effective as of July 1, 2008	10-Q	001-05519	10.3	8/8/2008
10.25	Master Statement of Work between CDI Corporation and International Business Machines Corporation effective as of December 31, 2011	8-K	001-05519	10.1	12/22/2011
10.26*	Offer Letter dated December 1, 2011 from CDI Corporation to Stuart Batchelor	10-Q	001-05519	10.1	8/2/2013
10.27*	Service Agreement dated December 3, 2011 between CDI AndersElite Limited and Stuart Batchelor	10-Q	001-05519	10.2	8/2/2013
10.28*	Letter agreement dated February 28, 2013 between CDI Corporation and Stuart Batchelor, amending the Service Agreement with Stuart Batchelor	10-Q	001-05519	10.3	8/2/2013
10.29*	Offer Letter dated July 23, 2013 from CDI Corporation to William J. Wasilewski	10-Q	001-05519	10.1	11/1/2013
10.30*	Employment Agreement between CDI Corporation and William J. Wasilewski effective August 19, 2013	10-Q	001-05519	10.2	11/1/2013
10.31*	Third Amendment to Employment and Consulting Agreement between CDI Corporation and Robert J. Giorgio executed on September 19, 2013	10-Q	001-05519	10.3	11/1/2013
10.32*	Form of 2013 Executive Incentive Program Overview distributed to executive officers	10-Q	001-05519	10.4	11/1/2013
10.33*	Form of Performance Shares Agreement	8-K	001-05519	10.1	3/6/2014
10.34*	Separation and Consulting Agreement between CDI Corp. and Paulett Eberhart dated March 30, 2014	8-K	001-05519	10.1	4/3/2014
10.35*	Form of 2014 Executive Incentive Program Overview distributed to executive officers	10-Q	001-05519	10.1	8/6/2014
10.36*	Employment Agreement between CDI Corp. and Scott J. Freidheim dated as of September 10, 2014	8-K	001-05519	10.1	9/15/2014
10.37*	Employment Agreement between CDI Corporation and David Arkless dated October 27, 2014					X
10.38*	Performance Units Agreement between CDI Corp. and David Arkless dated October 27, 2014					X
10.39*	Employment Agreement between CDI Corporation and D. Hugo Malan dated October 20, 2014					X
10.40*	Performance Units Agreement between CDI Corp. and D. Hugo Malan dated October 27, 2014					X
10.41*	Employment Agreement between CDI Corporation and Michael S. Castleman dated October 20, 2014					X
10.42*	Performance Units Agreement between CDI Corp. and Michael S. Castleman dated October 28, 2014					X
10.43*	Settlement Agreement between CDI AndersElite Limited and Stuart Batchelor dated October 31, 2014	8-K	001-05519	10.1	11/6/2014
10.44	Amendment to Master Statement of Work between International Business Machines Corporation and CDI Corporation effective on December 4, 2014	8-K	001-05519	10.1	12/30/2014

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

21	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101* *
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes a management contract or compensatory plan or arrangement.

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

CDI Corp.
Date:	March 5, 2015	By:	/s/ Robert M. Larney
Robert M. Larney
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Scott J. Freidheim	By:	/s/ Anna M. Seal	By:	/s/ Lawrence C. Karlson
	Scott J. Freidheim		Anna M. Seal		Lawrence C. Karlson
	President, Chief		Director		Director
	Executive Officer and Director	Date:	March 5, 2015	Date:	March 5, 2015
(Principal Executive Officer)
Date:	March 5, 2015

By:	/s/ Robert M. Larney	By:	/s/ Michael J. Emmi	By:	/s/ Ronald J. Kozich
	Robert M. Larney		Michael J. Emmi		Ronald J. Kozich
	Executive Vice President		Director		Director
	and Chief Financial Officer	Date:	March 5, 2015	Date:	March 5, 2015
(Principal Financial Officer)
Date:	March 5, 2015

By:	/s/ Thomas M. Walsh	By:	/s/ Walter R. Garrison	By:	/s/ Barton J. Winokur
	Thomas M. Walsh		Walter R. Garrison		Barton J. Winokur
	Chief Accounting Officer		Director		Director
	(Principal Accounting Officer)	Date:	March 5, 2015	Date:	March 5, 2015
Date:	March 5, 2015

By:	/s/ Albert E. Smith	By:	/s/ Joseph L. Carlini
	Albert E. Smith		Joseph L. Carlini
	Director		Director
Date:	March 5, 2015	Date:	March 5, 2015