Form 10-Q
period 2015-03-31
CDI CORP
filed 2015-05-07
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2015
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2015 was as follows:

Common stock, $0.10 par value: Class B common stock, $0.10 par value:	19,645,679 Shares None

CDI CORP.
Form 10-Q
For the Quarterly Period Ended March 31, 2015

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow, and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers' capital projects or the inability of our customers to pay our fees; the termination of a major customer contract or project; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about these and other risks and uncertainties may be found in our filings with the SEC, particularly in the “Risk Factors” section in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.
Unless the context otherwise requires, all references herein to “CDI,” the "Registrant,” the "Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$28,127	$36,324
Accounts receivable, net of allowances of $2,010 and $1,950	227,669	219,578
Prepaid expenses and other current assets	14,606	8,302
Prepaid income taxes	1,287	753
Deferred income taxes	3,666	4,138
Total current assets	275,355	269,095
Property and equipment, net of accumulated depreciation of $88,166 and $86,813	19,588	20,350
Deferred income taxes	8,729	9,203
Goodwill	49,988	50,630
Other intangible assets, net	12,116	12,424
Other non-current assets	9,943	10,518
Total assets	$375,719	$372,220

Liabilities and Equity
Current liabilities:
Short-term borrowings	$2,971	$1,250
Accounts payable	27,304	30,071
Accrued compensation and related expenses	50,888	36,005
Other accrued expenses and other current liabilities	11,818	14,502
Income taxes payable	1,138	1,015
Total current liabilities	94,119	82,843
Deferred compensation	8,617	9,094
Deferred income tax	989	1,034
Other non-current liabilities	4,654	4,896
Total liabilities	108,379	97,867
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 22,108 and 22,084 shares	2,211	2,208
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	72,474	72,023
Retained earnings	256,029	258,113
Accumulated other comprehensive loss	(10,887)	(6,207)
Common stock in treasury, at cost - 2,463 shares	(52,487)	(52,487)
Total CDI shareholders' equity	267,340	273,650
Noncontrolling interest	—	703
Total equity	267,340	274,353
Total liabilities and equity	$375,719	$372,220

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenue	$257,458	$276,272
Cost of services	210,688	225,509
Gross profit	46,770	50,763
Operating and administrative expenses	45,273	45,708
Restructuring and other related costs	47	370
Loss on disposition	310	—
Operating profit	1,140	4,685
Other income (expense), net	13	(82)
Income before income taxes	1,153	4,603
Income tax expense	766	2,562
Net income	387	2,041
Less: Income attributable to the noncontrolling interest	(83)	4
Net income attributable to CDI	$470	$2,037

Earnings per common share:
Basic	$0.02	$0.10
Diluted	$0.02	$0.10

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net income	$387	$2,041
Other comprehensive income:
Foreign currency translation adjustments	(4,944)	(1,325)
Reclassification foreign currency translation adjustment	362	—
Total comprehensive income	(4,195)	716
Less: Comprehensive income attributable to the noncontrolling interest	15	4
Total comprehensive income attributable to CDI	$(4,210)	$712

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Operating activities:
Net income	$387	$2,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,254	2,316
Amortization	308	374
Deferred income taxes	934	1,905
Share-based compensation	537	575
Loss on disposition	310	—
(Gain)/loss on disposal of assets, net	48	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,669)	(38,258)
Prepaid expenses and other current assets	(5,660)	(5,763)
Accounts payable	(1,127)	(7,114)
Accrued expenses and other current liabilities	12,940	2,703
Income taxes prepaid/payable	(809)	387
Other non-current assets	332	274
Deferred compensation	1	(35)
Other non-current liabilities	(432)	(157)
Net cash used in operating activities	(4,646)	(40,753)

Investing activities:
Additions to property and equipment	(1,808)	(2,296)
Other	—	46
Net cash used in investing activities	(1,808)	(2,250)

Financing activities:
Dividends paid to shareholders	(2,554)	(2,536)
Borrowings on credit facility	5,813	34,130
Repayments on credit facility	(3,972)	(26,655)
Common shares withheld for taxes	(257)	(361)
Change in book overdraft	—	(1,054)
Excess tax benefit from share-based compensation awards	53	101
Net cash (used in) provided by financing activities	(917)	3,625

Effect of exchange rate changes on cash and cash equivalents	(826)	56
Net decrease in cash and cash equivalents	(8,197)	(39,322)
Cash and cash equivalents at beginning of period	36,324	45,479
Cash and cash equivalents at end of period	$28,127	$6,157

Supplemental disclosure of cash flow information:
Cash paid for interest	$37	$33
Cash paid for income taxes, net	$554	$112

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total CDI Share-holders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

December 31, 2013	21,958	$2,196	$(52,487)	$70,104	$265,207	$(712)	$284,308	$866	$285,174
Net income	—	—	—	—	2,037	—	2,037	4	2,041
Translation adjustments	—	—	—	—	—	(1,325)	(1,325)	—	(1,325)
Share-based compensation expense	—	—	—	575	—	—	575	—	575
Reclassification of equity awards from liabilities, net	—	—	—	115	—	—	115	—	115
Vesting and exercise of equity awards	59	6	—	(6)	—	—	—	—	—
Common shares withheld for taxes	(20)	(2)	—	(359)	—	—	(361)	—	(361)
Cash dividends declared ($0.13 per common share)	—	—	—	—	(2,536)	—	(2,536)	—	(2,536)
March 31, 2014	21,997	$2,200	$(52,487)	$70,429	$264,708	$(2,037)	$282,813	$870	$283,683

December 31, 2014	22,084	$2,208	$(52,487)	$72,023	$258,113	$(6,207)	$273,650	$703	$274,353
Net income	—	—	—	—	470	—	470	(83)	387
Translation adjustments	—	—	—	—	—	(4,680)	(4,680)	98	(4,582)
Share-based compensation expense	—	—	—	537	—	—	537	—	537
Reclassification of equity awards from liabilities, net	—	—	—	174	—	—	174	—	174
Vesting and exercise of equity awards	39	4	—	(4)	—	—	—	—	—
Common shares withheld for taxes	(15)	(1)	—	(256)	—	—	(257)	—	(257)
Disposition of controlling interest	—	—	—	—	—		—	(718)	(718)
Cash dividends declared ($0.13 per common share)	—	—		—	(2,554)	—	(2,554)	—	(2,554)
March 31, 2015	22,108	$2,211	$(52,487)	$72,474	$256,029	$(10,887)	$267,340	$—	$267,340

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

Basis of Presentation - The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (GAAP), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (SEC) for interim financial reporting. These statements should be read in conjunction with the Company's Form 10-K filed with the SEC on March 5, 2015. Results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the full year.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 (Topic 606) Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue guidance in addition to some cost guidance. ASU 2014-09 establishes a five-step model under the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the Company beginning January 1, 2017 and the Company may apply this guidance using either a full retrospective approach, subject to certain practical expedients, or a modified retrospective approach with a cumulative effect adjustment as of the date of initial application. On April 1, 2015, the FASB proposed a one-year deferral of the effective date that, if approved, would allow the Company to defer the effective date to January 1, 2018 but still permit the Company to adopt the standard as of the original effective date. The Company has not yet selected a transition method nor has it determined the impact that adoption of this guidance will have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). The standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. The Company's adoption of ASU 2014-08 effective January 1, 2015 did not have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). The standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for the Company beginning January 1, 2017. Early adoption is permitted. The Company is evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for us beginning in our first quarter of 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements as of March 31, 2015 Using
	Fair Value Measurements at March 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual funds:
Bond	$1,710	$1,710	$—	$—
Large cap	2,739	2,739	—	—
International	1,441	1,441	—	—
Mid cap	604	604	—	—
Small cap	483	483	—	—
Balanced	353	353	—	—
Money market funds	1,247	1,247	—	—
Total assets (1)	$8,577	$8,577	$—	$—

(1)
As of March 31, 2015, $0.8 million and $7.8 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

		Fair Value Measurements as of December 31, 2014 Using
	Fair Value Measurements at December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual funds:
Bond	$1,879	$1,879	$—	$—
Large cap	2,852	2,852	—	—
International	1,405	1,405	—	—
Mid cap	606	606	—	—
Small cap	470	470	—	—
Balanced	339	339	—	—
Money market funds	1,235	1,235	—	—
Total assets (1)	$8,786	$8,786	$—	$—

(1)
As of December 31, 2014, $0.7 million and $8.1 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

5.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2014				March 31, 2015
	Gross Balance	Accumulated Impairment Losses	Additions	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$35,713	$(11,051)	$—	$—	$35,713	$(11,051)
PSS	44,298	(27,904)	—	(525)	41,729	(25,860)
MRI	16,240	(6,666)	—	(117)	15,798	(6,341)
Total goodwill	$96,251	$(45,621)	$—	$(642)	$93,240	$(43,252)

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

During the fourth quarter of 2014, the Company recorded a $10.9 million impairment of goodwill in the Company’s GETS Infrastructure reporting unit. The goodwill impairment charge was based on the implied fair value measured as the difference between the fair value of the reporting unit and the fair value of the identified net assets.

During the fourth quarter of 2014, the Company recorded a $1.2 million charge for the impairment of definite-lived intangibles assets in the Company's data acquisition and analysis systems business within the GETS AIE reporting unit.

The Company believes it has made reasonable estimates and used reasonable assumptions to calculate the fair value of its reporting units and indefinite-lived intangible assets. If actual future results are not consistent with management's estimates and assumptions, the Company may have to take additional impairment charges in the future.

The following tables summarize the changes in the Company's carrying value of other intangible assets during the indicated periods:

	December 31, 2014				March 31, 2015
	Gross Balance	Accumulated Amortization	Additions	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Customer relationships	$10,300	$(5,047)	$—	$(191)	$10,300	$(5,238)
Trademarks	5,100	(680)	—	(85)	5,100	(765)
Developed technology	—	—	—		—	—
Non-compete	150	(135)	—	(8)	150	(143)
Reacquired franchise rights	972	(401)	—	(24)	972	(425)
Total intangible assets subject to amortization	16,522	(6,263)	—	(308)	16,522	(6,571)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	2,165	—
Total other intangible assets	$18,687	$(6,263)	$—	$(308)	$18,687	$(6,571)

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

6.	Restructuring and Other Related Costs

In December 2014, the Company approved a restructuring plan (the “2014 Restructuring Plan”) to optimize its operations and facility footprint. The 2014 Restructuring Plan included a workforce reduction and the consolidation of facilities and is expected to be completed during 2015. Substantially all remaining payments are expected to be made during 2015 with certain payments related to the consolidation of facilities expected through 2019. Additional charges of approximately $0.3 million to $1.7 million are expected to be recognized during 2015 primarily related to the consolidation of facilities, which charges include estimates for remaining lease obligations less sub-lease proceeds, facility relocation and related costs.

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

The following table summarizes the provision, activity and balances related to the Restructuring Plans by cost type for the indicated periods:

	Employee severance and related costs	Real estate exit and related costs	Asset write-offs	Accrued restructuring liability

Balance as of December 31, 2013	$4,568	$769	$—	$5,337
Cash payments	(1,169)	(88)	—
Charges	37	303	30
Non-cash	—	—	(30)
Balance as of March 31, 2014	$3,436	$984	$—	$4,420

Balance as of December 31, 2014	$2,031	$2,600	$—	$4,631
Cash payments	(907)	(293)	—
Charges	—	33	14
Non-cash	—	—	(14)
Balance as of March 31, 2015	$1,124	$2,340	$—	$3,464

The consolidated balance sheets as of March 31, 2015 and December 31, 2014 include $2.5 million and $3.4 million in “Other accrued expenses and other current liabilities”, and $1.0 million and $1.2 million in "Other non-current liabilities", respectively.

7.	Disposition

On March 20, 2015, the Company completed the sale of its 67% interest in CDI-Pycopsa Ingeniería y Construcción, S. de R.L. de C.V. (“CDI-Pycopsa”), a Mexico-based engineering design company that is reported in the GETS reporting segment. CDI-Pycopsa does not meet the criteria to be reported as discontinued operations under ASU 2014-08, which was adopted by the Company on January 1, 2015. Accordingly, CDI-Pycopsa's results are reflected in the Consolidated Statements of Operations within continuing operations. Excluding the $0.3 million loss on disposition, CDI-Pycopsa's pretax results attributable to CDI were not material for three months ended March 31, 2015 and 2014, respectively.

8.	Short-Term Borrowings

On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited (each a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”). The Credit Agreement established a $75.0 million revolving line of credit facility (including a $5.0 million UK overdraft facility) that expires on November 29, 2017. The Company intends to repay outstanding borrowings under the Credit Agreement as of March 31, 2015 during the next twelve months and as a result has recorded these borrowings in "Short-term borrowings" in the consolidated balance sheets. Borrowings under this line of credit may be used by the Company and the other Borrowers for general business purposes or for letters of credit.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

As of March 31, 2015, the Company had outstanding borrowings of $3.0 million, letters of credit outstanding of $3.2 million and $68.8 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2015. Interest was payable at a rate of 1.81% per annum for outstanding borrowings as of March 31, 2015. As of March 31, 2015, the Company had an unsecured $0.4 million letter of credit outstanding under an agreement with TD Bank, N.A. that expires on July 1, 2015.

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

9.	Commitments and Contingencies

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
The effective tax rates for the three months ended March 31, 2015 and 2014 were 66.4% and 55.7%, respectively. During the three months ended March 31, 2014, the Company recorded a $0.5 million charge for the write-off of deferred tax assets related to the forfeiture of the outstanding equity awards due to the separation of the Company's former CEO.

11.	Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Three months ended
	March 31,
	2015	2014

Numerator:
Net income attributable to CDI	$470	$2,037
Denominator:
Basic weighted-average shares	19,634	19,507
Dilutive effect of share-based awards	228	296
Diluted weighted-average shares	19,862	19,803
Earnings per common share:
Basic	$0.02	$0.10
Diluted	$0.02	$0.10

There were 142 thousand shares and 405 thousand shares excluded from the computation of EPS for the three months ended March 31, 2015 and 2014, respectively, because their inclusion would have been anti-dilutive.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

12.	Reporting Segments
The Company has the following three reporting segments:

•
Global Engineering and Technology Solutions (GETS) - GETS provides for its customers engineering and information technology solutions that involve principally the production of deliverable work products or services performed at a CDI facility or at a customer's facility under the supervision of CDI personnel. These solutions typically include analysis of a customer's engineering or information technology needs and the development of a solution that generally ranges in duration from several months to multiple years. Depending on the industry, engineering services can include feasibility studies, architectural and structural designs, technology assessments, conceptual designs, pricing studies, preliminary designs, execution planning, procurement optimization, detailed designs, testing and validations of regulatory compliance, technology integration and operating and maintenance support. Information technology services can include assessments, execution of business application services, web development, service-desk support, quality assurance and testing and program management. GETS provides these solutions through a delivery model consisting of: centers of excellence, with concentrated skill sets required for larger, more complex projects; regional centers to service local needs of customers; and customer-centered offices to deliver site-specific services.

•
Professional Staffing Services (PSS) - PSS provides skilled technical and professional personnel to its customers for discrete periods of time to augment the customer's workforce in times of project, seasonal, peak period or business cycle needs. These engagements can range from several months to multiple years in duration. PSS also provides permanent placement services and professional staffing services to targeted industries that include managed services and managed staffing programs, and functional staffing outsourcing.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment operations data is presented in the following table for the indicated periods:

	Three Months Ended
	March 31,
	2015	2014

Revenue:
GETS	$82,521	$82,254
PSS	161,426	180,139
MRI	13,511	13,879
Total revenue	$257,458	$276,272

Gross profit:
GETS	$20,942	$22,400
PSS	19,259	21,946
MRI	6,569	6,417
Total gross profit	$46,770	$50,763

Operating profit:
GETS (1), (2)	$348	$1,556
PSS (1)	4,156	6,145
MRI	1,456	1,260
Corporate (3)	(4,820)	(4,276)
Total operating profit	1,140	4,685
Other income (expense), net	13	(82)
Income before income taxes	$1,153	$4,603

(1)	The following table summarizes the amount of restructuring and other related costs recognized by reporting segment for the indicated periods:

	Three Months Ended
	March 31,
	2015	2014

GETS	$—	$333
PSS	47	37
MRI	—	—
Corporate	—	—
Restructuring and other related costs	$47	$370

(2)
In the first quarter of 2014, the Company's GETS segment recorded a charge of $0.3 million related to the loss on disposition of the Company's controlling interest in a Mexico-based engineering design company.

(3)
In the first quarter of 2014, the Company recorded an aggregate $0.9 million after tax charge related to the separation of the former CEO that is comprised of a $0.7 million pre-tax charge ($0.4 million after tax) to operations associated with the former CEO's separation arrangement and an additional $0.5 million charge to income tax expense for the write-off of deferred tax assets related to the forfeiture of equity awards.

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially from external customers.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment asset data is presented in the following table for the indicated periods:

	March 31,	December 31,
	2015	2014

Assets:
GETS	$120,552	$120,223
PSS	166,596	159,774
MRI	23,260	23,539
Corporate	65,311	68,684
Total assets	$375,719	$372,220

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

Executive Overview
Business Overview
CDI provides customer-focused engineering, information technology and staffing solutions. The Company's customers operate in a variety of industries, ranging from Oil, Gas and Chemical (OGC) to Aerospace and Industrial Equipment (AIE), and High Technology (Hi-Tech), and include corporate, federal, state and municipal entities. The Company also serves customers that operate in the infrastructure, U.S. defense, and transportation industries and such Company operations are included in the Company's "Other" industry vertical. The Company serves customers through offices and delivery centers in the United States (U.S.), Canada and the United Kingdom (UK).  The Company also provides staffing services through its global MRINetwork® of franchisees.
The Company operates through its three reporting segments: Global Engineering and Technology Solutions (GETS), Professional Staffing Services (PSS) and Management Recruiters International (MRI). GETS provides for its customers engineering and information technology solutions that involve the production of deliverable work products or services performed at a CDI facility or at a customer's facility under the supervision of CDI personnel. PSS provides skilled technical and professional personnel to its customers for discrete periods of time to augment the customer's workforce in times of project, seasonal, peak period or business cycle needs. MRI is a global franchisor that provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers.

In 2014, the Company announced a new Chief Executive Officer, executive team and key elements of a strategy to improve the Company's margin and growth prospects. The strategy will require the implementation of new programs and select investments for business performance improvement. In addition, the Company's results of operations can be affected by economic conditions, capital spending by customers, and business confidence. Historical trends may not be indicative of future trends.
First Quarter 2015 Overview
Revenue during the first quarter of 2015 decreased by $18.8 million or 6.8% as compared to the first quarter of 2014 primarily due to a decrease in PSS. The decrease in PSS revenue was primarily due to reduced staffing at a large existing customer in the Hi-Tech vertical, the negative impact of exchange rates and decreased pipeline staffing demand in the OGC vertical. Gross profit decreased by $4.0 million primarily due to the decrease in revenue and, to a lesser extent, a decrease in gross profit margins in GETS and PSS. Gross profit margin decreased primarily due to a shift in mix to lower margin business within GETS and PSS. Excluding the separation charge for the former CEO in the first quarter of 2014, operating and administrative expenses increased for the first quarter of 2015 as compared to the first quarter of 2014 primarily due to higher corporate expenses and information technology-related costs. Operating profit decreased to $1.1 million for the first quarter of 2015 as compared to $4.7 million for the first quarter of 2014. Net income attributable to CDI decreased to $0.5 million for the first quarter of 2015 as compared to $2.0 million for the first quarter of 2014.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations

Consolidated Discussion
Three months ended March 31, 2015 as compared to the three months ended March 31, 2014

The table that follows presents changes in revenue by segment along with selected financial information and key metrics for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$82,521	32.1%	$82,254	29.8%	$267	0.3%
PSS	161,426	62.7	180,139	65.2	(18,713)	(10.4)
MRI	13,511	5.2	13,879	5.0	(368)	(2.7)
Total Revenue	$257,458	100.0	$276,272	100.0	$(18,814)	(6.8)
Gross profit	$46,770	18.2	$50,763	18.4	$(3,993)	(7.9)
Operating and administrative expenses (1)	$45,273	17.6	$45,708	16.5	$(435)	(1.0)
Restructuring and other related costs	$47	—	$370	0.1	$(323)	(87.3)
Loss on disposition	$310	0.1	$—	—	$310	NM
Operating profit	$1,140	0.4	$4,685	1.7	$(3,545)	(75.7)
Net income attributable to CDI (1)	$470	0.2	$2,037	0.7	$(1,567)	(76.9)
Effective income tax rate	66.4%		55.7%

(1)
In the first quarter of 2014, the Company recorded an aggregate $0.9 million after tax charge related to the separation of the former CEO that is comprised of a $0.7 million pre-tax charge ($0.4 million after tax) to operations associated with the separation arrangement and an additional $0.5 million charge to income tax expense for the write-off of deferred tax assets related to the forfeiture of equity awards.

NM - Not meaningful.
Revenue decreased for the first three months of 2015 as compared to the first three months of 2014 primarily due to decreases in PSS. PSS revenue decreased primarily due to reduced staffing at a large existing customer in the Hi-Tech vertical, the negative impact of exchange rates and decreased pipeline staffing demand in the OGC vertical. GETS revenue increased slightly as increases in the OGC vertical were predominantly offset by decreases in the AIE and Other industry verticals. MRI revenue decreased slightly as decreases in contract staffing revenue partially offset increases in royalties and franchise fees.
Gross profit decreased for the first three months of 2015 as compared to the first three months of 2014 primarily due to the decrease in PSS revenue and, to a lesser extent, decreases in gross profit margins in GETS and PSS. Gross profit margin decreased in GETS primarily due to a shift in mix within GETS to lower margin OGC business. Gross profit margin in PSS decreased primarily due to a shift in mix to lower margin enterprise talent solutions.
Operating profit decreased for the first three months of 2015 as compared to the first three months of 2014 primarily due to the decrease in revenue partially offset by a decrease in operating costs. Operating costs for the first three months of 2014 included a $0.7 million pre-tax charge related to the separation of the former CEO. Excluding the separation charge for the former CEO, operating costs increased for the first three months of 2015 as compared to the first three months of 2014 primarily due to higher corporate expenses and information technology-related costs, partially offset by lower personnel costs in GETS and PSS.
The effective income tax rates for both periods were impacted by insignificant discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no tax benefit. The first three months of 2014 included the $0.5 million charge for the write-off of deferred tax assets related to the forfeiture of the equity awards of the former CEO.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses were $4.8 million for the first three months of 2015 compared to $4.3 million for the first three months of 2014. Included in corporate expenses for the first three months of 2014 is a $0.7 million pre-tax charge related to the separation of the former CEO. Excluding the former CEO separation charge, operating costs increased the first three months of 2015 as compared to the first three months of 2014 due primarily to higher corporate development and consulting costs.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Global Engineering and Technology Solutions (GETS)
Three months ended March 31, 2015 as compared to the three months ended March 31, 2014

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$38,792	47.0%	$32,543	39.6%	$6,249	19.2%
Aerospace and Industrial Equipment (AIE)	15,697	19.0	19,846	24.1	(4,149)	(20.9)
Hi-Tech	7,690	9.3	7,910	9.6	(220)	(2.8)
Other	20,342	24.7	21,955	26.7	(1,613)	(7.3)
Total revenue	82,521	100.0	82,254	100.0	267	0.3
Cost of services	61,579	74.6	59,854	72.8	1,725	2.9
Gross profit	20,942	25.4	22,400	27.2	(1,458)	(6.5)
Operating and administrative expenses	20,284	24.6	20,511	24.9	(227)	(1.1)
Restructuring and other related costs	—	—	333	0.4	(333)	(100.0)
Loss on Disposition	310	0.4	—	—	310	NM
Operating profit	$348	0.4	$1,556	1.9	$(1,208)	(77.6)

NM - Not meaningful.

Revenue increased slightly during the first three months of 2015 as compared to the first three months of 2014 primarily due to an increase in revenue in the OGC vertical, partially offset by decreases in the AIE and "Other" industry verticals. The increase in OGC revenue is primarily due to a net increase in demand from existing downstream and industrial chemical customers. The decrease in AIE revenue is primarily due to a decrease in demand and pricing by a large commercial aviation customer. The decrease in the "Other" industry vertical revenue is primarily due to reduced naval defense spending and a decline in architectural engineering business.

Gross profit decreased for the first three months of 2015 as compared to the first three months of 2014 primarily due to the decrease in gross profit margin. Gross profit margin decreased for the first three months of 2015 as compared to the first three months of 2014 primarily due to a shift in mix to lower margin OGC business, margin deterioration on certain fixed price OGC contracts, and pricing pressure from a large commercial aviation customer in the AIE industry vertical.

Operating and administrative expenses decreased during the first three months of 2015 as compared to the first three months of 2014 primarily due to lower personnel costs, partially offset by higher information technology-related costs. GETS recorded a $0.3 million loss on disposition of the Company's controlling interest in a Mexico-based OGC engineering design company in the first three months of 2015 and $0.3 million in restructuring and other related costs during the first three months of 2014.

Operating profit decreased for the first three months of 2015 as compared to the first three months of 2014 primarily due to the the decrease in gross profit, partially offset by the decrease in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Staffing Services (PSS)
Three months ended March 31, 2015 as compared to the three months ended March 31, 2014

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$39,623	24.5%	$45,063	25.0%	$(5,440)	(12.1)%
Aerospace and Industrial Equipment (AIE)	19,351	12.0	19,917	11.1	(566)	(2.8)
Hi-Tech	51,326	31.8	60,134	33.4	(8,808)	(14.6)
Other	51,126	31.7	55,025	30.5	(3,899)	(7.1)
Total revenue	161,426	100.0	180,139	100.0	(18,713)	(10.4)
Cost of services	142,167	88.1	158,193	87.8	(16,026)	(10.1)
Gross profit	19,259	11.9	21,946	12.2	(2,687)	(12.2)
Operating and administrative expenses	15,056	9.3	15,764	8.8	(708)	(4.5)
Restructuring and other related costs	47	—	37	—	10	27.0
Operating profit	$4,156	2.6	$6,145	3.4	$(1,989)	(32.4)

NM - Not meaningful.

Revenue decreased for the first three months of 2015 as compared to the first three months of 2014 due primarily to decreases in revenue in the Hi-Tech, OGC, and "Other" industry verticals. Hi-Tech revenue decreased primarily due to reduced staffing at a large existing customer. The decrease in OGC revenue is primarily due to the negative impact of exchange rates and, to a lesser extent, decreased pipeline staffing demand for site-based technicians at existing customers. Revenue in the "Other" industry vertical decreased primarily due to the negative impact of exchange rates and, to a lesser extent, decreases in staffing revenue in North America, partially offset by growth in the UK. AIE revenue decreased primarily due to the negative impact of exchange rates, partially offset by increased demand by existing customers.

Gross profit decreased for the first three months of 2015 as compared to the first three months of 2014 primarily due to the decrease in revenue and, to a lesser extent, the decrease in gross profit margin. Gross profit margin decreased slightly primarily due to enterprise talent solutions in OGC, program staffing in the UK and, to a lesser extent, higher healthcare-related estimated costs associated with certain provisions of the Affordable Care Act (ACA) that went into effect on January 1, 2015.

Operating and administrative expenses decreased during the first three months of 2015 as compared to the first three months of 2014 primarily due to lower personnel costs, partially offset by higher information technology-related costs.

Operating profit decreased for the first three months of 2015 as compared to the first three months of 2014 primarily due to the reduction in gross profit, partially offset by the decrease in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI)
Three months ended March 31, 2015 as compared to the three months ended March 31, 2014

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$10,318	76.4%	$11,072	79.8%	$(754)	(6.8)%
Royalties and Franchise Fees	3,193	23.6	2,807	20.2	386	13.8
Total revenue	13,511	100.0	13,879	100.0	(368)	(2.7)
Cost of services	6,942	51.4	7,462	53.8	(520)	(7.0)
Gross profit	6,569	48.6	6,417	46.2	152	2.4
Operating and administrative expenses	5,113	37.8	5,157	37.2	(44)	(0.9)
Operating profit	$1,456	10.8	$1,260	9.1	$196	15.6

Revenue decreased for the first three months of 2015 as compared to the first three months of 2014 primarily due to a decrease in contract staffing revenue, partially offset by an increase in royalty revenue and franchise fees. Contract staffing revenue decreased primarily due to a decrease in billable staffing headcount. Royalties and franchise fees increased due to increased royalty income associated with permanent placements and the addition of new franchises.

Gross profit increased in the first three months of 2015 as compared to the first three months of 2014 primarily due to the increase in royalties and franchise fees, partially offset by a reduction in contract staffing revenue. Gross profit margin increased primarily due to the increase in permanent placements and addition of new franchises partially offset by higher healthcare-related estimated costs associated with certain provisions of the Affordable Care Act (ACA) that went into effect on January 1, 2015.

Operating and administrative expenses decreased slightly during the first three months of 2015 as compared to the first three months of 2014.
Operating profit increased for the first three months of 2015 as compared to the first three months of 2014 primarily due to the increase in gross profit and to a lesser extent, the decrease in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations, availability of borrowings under credit facilities and access to the capital markets. The Company's principal uses of cash are operating expenses, capital expenditures, working capital requirements, dividends and debt service. Management expects that the Company's current cash balances, cash generated from operations and available borrowing capacity will be sufficient to support the Company's working capital requirements and capital expenditures for at least the next twelve months. The Company's strategy may require additional financing to fund strategic acquisitions.
On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited (each a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”). The Credit Agreement established a $75.0 million revolving line of credit facility (including a $5.0 million UK overdraft facility), with a five-year term ending on November 29, 2017. Borrowings under this line of credit may be used by the Borrowers for general business purposes or for letters of credit. As of March 31, 2015, there were $3.0 million outstanding borrowings and $3.2 million of letters of credit outstanding under the Credit Agreement. See Note 8-Short-Term Borrowings, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report for more information relating to the Credit Agreement.
As of March 31, 2015, the Company had cash and cash equivalents of $28.1 million and $68.8 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2015. As of March 31, 2015, the Company also had an unsecured $0.4 million letter of credit outstanding under an agreement with TD Bank, N.A. that expires on July 1, 2015.
As of March 31, 2015, approximately 35% of the Company's cash and cash equivalents were held by certain non-U.S. subsidiaries, principally Canadian and UK entities, and denominated in foreign currencies, principally Canadian dollars and British pounds sterling. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries, because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.
The Company’s billing and cash collection cycle for the Company's largest customer is based on their monthly fiscal calendar which can cause significant fluctuations in cash receipts in any given period.
Cash and cash equivalents decreased from $36.3 million on December 31, 2014 to $28.1 million on March 31, 2015.
The following table summarizes the net cash impact, by classification, from the Company's consolidated statements of cash flows for the indicated periods:

	Three Months Ended
	March 31,
	2015	2014	Change

Operating Activities	$(4,646)	$(40,753)	$36,107
Investing Activities	(1,808)	(2,250)	442
Financing Activities	(917)	3,625	(4,542)
Effect of exchange rate changes on cash and cash equivalents	(826)	56	(882)
Net decrease in cash and cash equivalents	$(8,197)	$(39,322)	$31,125
Operating Activities
For the first three months of 2015, the Company used $4.6 million net cash in operating activities, which is a $36.1 million decrease from the comparable period in 2014. The improvement in cash used for operations is primarily due to reductions in working capital requirements and, to a lesser extent, lower net income. Working capital during the first three months of 2015 as compared to the first three months of 2014 decreased primarily due to improved collections.
Investing Activities
For the first three months of 2015, the Company used $1.8 million net cash in investing activities, which is a $0.4 million decrease from the comparable period in 2014. The improvement in the use of cash is primarily due to lower capital expenditures.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Financing Activities
For the first three months of 2015, net cash used in financing activities was $0.9 million compared to net cash provided by financing activities of $3.6 million during the comparable period in 2014. The increase in cash used in financing activities is primarily due to a reduction in net borrowings under the Company's short term borrowing facility, partially offset by a change in book overdrafts.

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
The critical accounting estimates and assumptions identified in the Company's 2014 annual report on Form 10-K filed on March 5, 2015 with the Securities and Exchange Commission have not materially changed.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, primarily related to changes in foreign currency exchange rates and interest rates. The Company monitors this risk to limit the effect of changes in foreign currency exchange rates and interest rates on earnings and cash flows.

Foreign Currency Risk
The Company's exposure to foreign currency exchange rate risk relates primarily to its foreign subsidiaries’ operations denominated in their functional currencies, principally Canadian dollars and British pounds sterling. These foreign subsidiaries’ assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the end of each reporting period and revenue and expenses are translated at the average rates of exchange during the reporting period with any translation adjustments reported in accumulated other comprehensive loss in the consolidated balance sheets. Transactions denominated in a currency other than the reporting entity's functional currency may give rise to exchange gains and losses that impact the Company’s results of operations. The Company has not historically realized significant foreign currency gains or losses on such transactions. The Company’s primary exposure to exchange gains and losses is based on intercompany loans between entities with different functional currencies. The Company utilizes short term foreign exchange forward contracts to reduce its exposure to these intercompany loans.

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of March 31, 2015 is not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. As of March 31, 2015 the Company had outstanding borrowings of $3.0 million with interest payable at a rate of 1.81% per annum.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date to provide reasonable assurance that information reported in this Form 10-Q Report is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting during the Company's first quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Part I, Item 1A) of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

CDI Corp.
Date:	May 7, 2015	By:	/s/ Michael S. Castleman
Michael S. Castleman
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