Form 10-Q
period 2015-06-30
CDI CORP
filed 2015-08-06
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2015
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2015 was as follows:

Common stock, $0.10 par value: Class B common stock, $0.10 par value:	19,694,493 Shares None

CDI CORP.
Form 10-Q
For the Quarterly Period Ended June 30, 2015

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

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$39,242	$36,324
Accounts receivable, net of allowances of $2,130 and $1,950	217,120	219,578
Prepaid expenses and other current assets	12,803	8,302
Prepaid income taxes	1,323	753
Deferred income taxes	4,030	4,138
Total current assets	274,518	269,095
Property and equipment, net of accumulated depreciation of $90,353 and $86,813	20,728	20,350
Deferred income taxes	8,474	9,203
Goodwill	50,740	50,630
Other intangible assets, net	11,809	12,424
Other non-current assets	9,265	10,518
Total assets	$375,534	$372,220

Liabilities and Equity
Current liabilities:
Short-term borrowings	$3,124	$1,250
Accounts payable	28,397	30,071
Accrued compensation and related expenses	49,634	36,005
Other accrued expenses and other current liabilities	13,284	14,502
Income taxes payable	414	1,015
Total current liabilities	94,853	82,843
Deferred compensation	8,118	9,094
Deferred income tax	1,030	1,034
Other non-current liabilities	4,367	4,896
Total liabilities	108,368	97,867
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 22,157 and 22,084 shares	2,216	2,208
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	73,206	72,023
Retained earnings	253,312	258,113
Accumulated other comprehensive loss	(9,081)	(6,207)
Common stock in treasury, at cost - 2,463 shares	(52,487)	(52,487)
Total CDI shareholders' equity	267,166	273,650
Noncontrolling interest	—	703
Total equity	267,166	274,353
Total liabilities and equity	$375,534	$372,220

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$246,821	$284,282	$504,279	$560,554
Cost of services	200,174	231,485	410,862	456,994
Gross profit	46,647	52,797	93,417	103,560
Operating and administrative expenses	45,444	46,107	90,717	91,815
Restructuring and other related costs	—	(298)	47	72
Loss on disposition	—	—	310	—
Operating profit	1,203	6,988	2,343	11,673
Other income (expense), net	(97)	8	(84)	(74)
Income before income taxes	1,106	6,996	2,259	11,599
Income tax expense	1,263	2,544	2,029	5,106
Net (loss) income	(157)	4,452	230	6,493
Less: Income (loss) attributable to noncontrolling interests	—	25	(83)	29
Net (loss) income attributable to CDI	$(157)	$4,427	$313	$6,464

Earnings per common share:
Basic	$(0.01)	$0.23	$0.02	$0.33
Diluted	$(0.01)	$0.22	$0.02	$0.33

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net (loss) income	$(157)	$4,452	$230	$6,493
Other comprehensive income:
Foreign currency translation adjustments	1,806	2,075	(3,138)	750
Reclassification of foreign currency translation adjustment	—	—	362	—
Total comprehensive income (loss)	1,649	6,527	(2,546)	7,243
Less: Comprehensive income attributable to noncontrolling interests	—	25	15	29
Total comprehensive income (loss) attributable to CDI	$1,649	$6,502	$(2,561)	$7,214

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Operating activities:
Net income	$230	$6,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,397	4,734
Amortization	615	749
Deferred income taxes	823	1,401
Share-based compensation	1,349	1,053
Loss on disposition	310	—
(Gain)/loss on disposal of assets, net	73	(11)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,312)	(7,242)
Prepaid expenses and other current assets	(4,043)	(3,782)
Accounts payable	(482)	(3,558)
Accrued expenses and other current liabilities	12,716	777
Income taxes prepaid/payable	(1,565)	778
Other non-current assets	(150)	(636)
Other non-current liabilities	(717)	(253)
Net cash provided by operating activities	12,244	503

Investing activities:
Additions to property and equipment	(4,768)	(5,218)
Proceeds from disposition	360	—
Other	16	57
Net cash used in investing activities	(4,392)	(5,161)

Financing activities:
Dividends paid to shareholders	(5,114)	(5,075)
Borrowings on credit facility	10,601	103,587
Repayments on credit facility	(8,813)	(104,817)
Common shares withheld for taxes	(287)	(368)
Payment of acquisition related earn out	—	(187)
Change in book overdraft	—	(1,709)
Excess tax benefit from share-based compensation awards	53	123
Net cash used in financing activities	(3,560)	(8,446)

Effect of exchange rate changes on cash and cash equivalents	(1,374)	43
Net increase (decrease) in cash and cash equivalents	2,918	(13,061)
Cash and cash equivalents at beginning of period	36,324	45,479
Cash and cash equivalents at end of period	$39,242	$32,418

Supplemental disclosure of cash flow information:
Cash paid for interest	$76	$66
Cash paid for income taxes, net	$2,563	$2,713

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive Income (Loss)	Total CDI Share-holders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

December 31, 2013	21,958	$2,196	$(52,487)	$70,104	$265,207	$(712)	$284,308	$866	$285,174
Net income	—	—	—	—	6,464	—	6,464	29	6,493
Translation adjustments	—	—	—	—	—	750	750	—	750
Share-based compensation expense	—	—	—	1,053	—	—	1,053	—	1,053
Reclassification of equity awards from liabilities, net	—	—	—	191	—	—	191	—	191
Vesting and exercise of equity awards	126	13	—	(13)	—	—	—	—	—
Common shares withheld for taxes	(21)	(3)	—	(365)	—	—	(368)	—	(368)
Cash dividends declared ($0.26 per common share)	—	—	—	—	(5,075)	—	(5,075)	—	(5,075)
June 30, 2014	22,063	$2,206	$(52,487)	$70,970	$266,596	$38	$287,323	$895	$288,218

December 31, 2014	22,084	$2,208	$(52,487)	$72,023	$258,113	$(6,207)	$273,650	$703	$274,353
Net income	—	—	—	—	313	—	313	(83)	230
Translation adjustments	—	—	—	—	—	(2,874)	(2,874)	98	(2,776)
Share-based compensation expense	—	—	—	1,349	—	—	1,349	—	1,349
Reclassification of equity awards from liabilities, net	—	—	—	129	—	—	129	—	129
Vesting and exercise of equity awards	90	9	—	(9)	—	—	—	—	—
Common shares withheld for taxes	(17)	(1)	—	(286)	—	—	(287)	—	(287)
Disposition of controlling interest	—	—	—	—	—		—	(718)	(718)
Cash dividends declared ($0.26 per common share)	—	—		—	(5,114)	—	(5,114)	—	(5,114)
June 30, 2015	22,157	$2,216	$(52,487)	$73,206	$253,312	$(9,081)	$267,166	$—	$267,166

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

1.	Business

CDI Corp. and its subsidiaries (the “Company” or “CDI”) provide customer-focused engineering, information technology and staffing solutions. The Company's customers operate in a variety of industries, ranging from Oil, Gas and Chemicals to Aerospace and Industrial Equipment, and High Technology, and include corporate, federal, state and municipal entities.  The Company serves customers through offices and delivery centers in the United States (U.S.), Canada and the United Kingdom (UK).  The Company also provides staffing services through its global MRINetwork® of franchisees.

2.	Principles of Consolidation and Basis of Presentation

Principles of Consolidation - The consolidated financial statements include the accounts of CDI Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation - The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (GAAP), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (SEC) for interim financial reporting. These statements should be read in conjunction with the Company's Form 10-K filed with the SEC on March 5, 2015. Results for the six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the full year.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 (Topic 606) Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue guidance in addition to some cost guidance. ASU 2014-09 establishes a five-step model under the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company may apply this guidance using either a full retrospective approach, subject to certain practical expedients, or a modified retrospective approach with a cumulative effect adjustment as of the date of initial application. On July 9, 2015, the FASB approved a one-year deferral of the effective date that allows the Company to defer the effective date to January 1, 2018 but still permit the Company to adopt the standard as of the original January 1, 2017 effective date. The Company has not yet selected a transition method nor has it determined the impact that adoption of this guidance will have on its consolidated financial statements or determined if it will utilize the original or deferred effective date.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for us beginning in our first quarter of 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements as of June 30, 2015 Using
	Fair Value Measurements at June 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual funds:
Bond	$1,750	$1,750	$—	$—
Large cap	2,939	2,939	—	—
International	1,504	1,504	—	—
Mid cap	595	595	—	—
Small cap	503	503	—	—
Balanced	376	376	—	—
Money market funds	500	500	—	—
Total assets (1)	$8,167	$8,167	$—	$—

(1)
As of June 30, 2015, $0.9 million and $7.3 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

5.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2014				June 30, 2015
	Gross Balance	Accumulated Impairment Losses	Additions	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$35,713	$(11,051)	$—	$—	$35,713	$(11,051)
PSS	44,298	(27,904)	—	90	43,096	(26,612)
MRI	16,240	(6,666)	—	20	16,316	(6,722)
Total goodwill	$96,251	$(45,621)	$—	$110	$95,125	$(44,385)

The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets using a measurement date of July 1 of each fiscal year. The Company performed its annual assessment as of July 1, 2014 and identified the following reporting units with fair values that were not substantially in excess of their carrying values: PSS EMEA, GETS Infrastructure and GETS Aerospace and Industrial Equipment (GETS AIE). The Company performs an assessment for impairment of goodwill and other indefinite-lived intangible assets whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is below its carrying value.

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

The following tables summarize the changes in the Company's carrying value of other intangible assets during the indicated periods:

	December 31, 2014				June 30, 2015
	Gross Balance	Accumulated Amortization	Additions	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Customer relationships	$10,300	$(5,047)	$—	$(381)	$10,300	$(5,428)
Trademarks	5,100	(680)	—	(170)	5,100	(850)
Non-compete	150	(135)	—	(15)	150	(150)
Reacquired franchise rights	972	(401)	—	(49)	972	(450)
Total intangible assets subject to amortization	16,522	(6,263)	—	(615)	16,522	(6,878)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	2,165	—
Total other intangible assets	$18,687	$(6,263)	$—	$(615)	$18,687	$(6,878)

6.	Restructuring and Other Related Costs

In December 2014, the Company approved a restructuring plan (the “2014 Restructuring Plan”) to optimize its operations and facility footprint. The 2014 Restructuring Plan included a workforce reduction and the consolidation of facilities and is expected to be completed during 2015. Substantially all remaining payments are expected to be made during 2015 with certain payments related to the consolidation of facilities expected through 2019. Additional charges of approximately $0.3 million to $0.6 million are expected to be recognized during 2015 primarily related to the consolidation of facilities, which charges include estimates for remaining lease obligations less sub-lease proceeds, facility relocation and related costs.

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

The following table summarizes the provision, activity and balances related to the Restructuring Plans by cost type for the indicated periods:

	Employee severance and related costs	Real estate exit and related costs	Asset write-offs	Accrued restructuring liability

Balance as of December 31, 2013	$4,568	$769	$—	$5,337
Cash payments	(2,032)	(271)	—
Charges	37	492	30
Non-cash	—	—	(30)
Adjustments	(487)	—	—
Balance as of June 30, 2014	$2,086	$990	$—	$3,076

Balance as of December 31, 2014	$2,031	$2,600	$—	$4,631
Cash payments	(1,282)	(598)	—
Charges	—	33	14
Non-cash	—	—	(14)
Balance as of June 30, 2015	$749	$2,035	$—	$2,784

The consolidated balance sheets as of June 30, 2015 and December 31, 2014 include $2.0 million and $3.4 million in “Other accrued expenses and other current liabilities”, and $0.8 million and $1.2 million in "Other non-current liabilities", respectively.

7.	Disposition

On March 20, 2015, the Company completed the sale of its 67% interest in CDI-Pycopsa Ingeniería y Construcción, S. de R.L. de C.V. (“CDI-Pycopsa”), a Mexico-based engineering design company in the GETS reporting segment. CDI-Pycopsa does not meet the criteria to be reported as a discontinued operation under ASU 2014-08, which was adopted by the Company on January 1, 2015. Accordingly, CDI-Pycopsa's results are reflected in the Consolidated Statements of Operations within continuing operations. Excluding the $0.3 million loss on disposition, CDI-Pycopsa's pretax results attributable to CDI were not material for six months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015, the Company received $0.4 million proceeds related to the sale.

8.	Short-Term Borrowings

On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited (each a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”). The Credit Agreement established a $75.0 million revolving line of credit facility (including a $5.0 million UK overdraft facility) that expires on November 29, 2017. The Company intends to repay outstanding borrowings under the Credit Agreement as of June 30, 2015 during the next twelve months and as a result has recorded these borrowings in "Short-term borrowings" in the consolidated balance sheets. Borrowings under this line of credit may be used by the Company and the other Borrowers for general business purposes or for letters of credit.

As of June 30, 2015, the Company had outstanding borrowings of $3.1 million, letters of credit outstanding of $3.2 million and $58.9 million is available to borrow under the Credit Agreement. Borrowings under the Credit Agreement may be limited from time to time by certain financial covenants. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2015. Interest was payable at a rate of 1.72% per annum for outstanding borrowings as of June 30, 2015.

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

The Company calculates an effective income tax rate each quarter using the estimated annual effective rate method based upon forecasted annual income by jurisdiction, statutory tax rates and other tax-related items. The impact of discrete items is recognized in the interim period in which they occur. Discrete items and the mix of domestic and foreign pre-tax income and losses with no tax benefit may significantly impact the interim period income tax provision and increase the volatility of the interim period effective tax rate at low levels of pre-tax results.
The effective tax rates for the three months ended June 30, 2015 and 2014 were 114.2% and 36.4%, respectively. The effective tax rates for the six months ended June 30, 2015 and 2014 were 89.8% and 44.0%, respectively. During the six months ended June 30, 2014, the Company recorded a $0.5 million charge for the write-off of deferred tax assets related to the forfeiture of the outstanding equity awards due to the separation of the Company's former CEO.

11.	Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Numerator:
Net (loss) income attributable to CDI	$(157)	$4,427	$313	$6,464
Denominator:
Basic weighted-average shares	19,675	19,565	19,655	19,536
Dilutive effect of share-based awards	—	202	191	227
Diluted weighted-average shares	19,675	19,767	19,846	19,763
Earnings per common share:
Basic	$(0.01)	$0.23	$0.02	$0.33
Diluted	$(0.01)	$0.22	$0.02	$0.33

There were 0.4 million shares and 0.4 million shares excluded from the computation of EPS for the three months ended June 30, 2015 and 2014, respectively, because their inclusion would have been anti-dilutive. There were 0.2 million shares and 0.2 million shares excluded from the computation of EPS for the six months ended June 30, 2015 and 2014, respectively, because their inclusion would have been anti-dilutive.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

12.	Reporting Segments
The Company has the following three reporting segments:

•
Global Engineering and Technology Solutions (GETS) - GETS provides engineering and information technology solutions that involve principally the production of deliverable work products or services performed at a CDI facility or at a customer's facility under the supervision of CDI personnel. These solutions typically include analysis of a customer's engineering or information technology needs and the development of a solution that generally ranges in duration from several months to multiple years. Depending on the industry, engineering services can include feasibility studies, architectural and structural designs, technology assessments, conceptual designs, pricing studies, preliminary designs, execution planning, procurement optimization, detailed designs, testing and validations of regulatory compliance, technology integration and operating and maintenance support. Information technology services can include assessments, business application services, web development, service-desk support, quality assurance and testing and program management. GETS provides these solutions through a delivery model consisting of: centers of excellence, with concentrated skill sets required for larger, more complex projects; regional centers to service local needs of customers; and customer-centered offices to deliver site-specific services.

•
Professional Staffing Services (PSS) - PSS provides skilled technical and professional personnel for discrete periods of time to augment the customer's workforce in times of project, seasonal, peak period or business cycle needs. These engagements can range from several months to multiple years in duration. PSS also provides permanent placement services and professional staffing services to targeted industries that include managed services and managed staffing programs, and functional staffing outsourcing.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment operations data is presented in the following table for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue:
GETS	$84,437	$84,288	$166,958	$166,542
PSS	149,392	184,730	310,818	364,869
MRI	12,992	15,264	26,503	29,143
Total revenue	$246,821	$284,282	$504,279	$560,554

Gross profit:
GETS	$21,849	$22,805	$42,791	$45,205
PSS	18,326	22,809	37,585	44,755
MRI	6,472	7,183	13,041	13,600
Total gross profit	$46,647	$52,797	$93,417	$103,560

Operating profit:
GETS (1), (2)	$1,487	$2,215	$1,835	$3,771
PSS (1)	2,957	6,867	7,113	13,012
MRI	1,574	1,752	3,030	3,012
Corporate (3)	(4,815)	(3,846)	(9,635)	(8,122)
Total operating profit	1,203	6,988	2,343	11,673
Other income (expense), net	(97)	8	(84)	(74)
Income before income taxes	$1,106	$6,996	$2,259	$11,599

(1)	The following table summarizes the amount of restructuring and other related costs recognized by reporting segment for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

GETS	$—	$86	$—	$419
PSS	—	(286)	47	(249)
MRI	—	—	—	—
Corporate	—	(98)	—	(98)
Restructuring and other related costs	$—	$(298)	$47	$72

(2)
In the first quarter of 2015, the Company's GETS segment recorded a charge of $0.3 million related to the loss on disposition of the Company's controlling interest in a Mexico-based engineering design company.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment asset data is presented in the following table for the indicated periods:

	June 30,	December 31,
	2015	2014

Assets:
GETS	$124,822	$120,223
PSS	154,333	159,774
MRI	22,548	23,539
Corporate	73,831	68,684
Total assets	$375,534	$372,220

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

Executive Overview
Business Overview
CDI provides customer-focused engineering, information technology and staffing solutions. The Company's customers operate in a variety of industries, ranging from Oil, Gas and Chemicals (OGC) to Aerospace and Industrial Equipment (AIE), and High Technology (Hi-Tech), and include corporate, federal, state and municipal entities. The Company also serves customers that operate in the infrastructure, U.S. defense, and transportation industries and such Company operations are included in the Company's "Other" industry vertical. The Company serves customers through offices and delivery centers in the United States (U.S.), Canada and the United Kingdom (UK).  The Company also provides staffing services through its global MRINetwork® of franchisees.
The Company operates through its three reporting segments: Global Engineering and Technology Solutions (GETS), Professional Staffing Services (PSS) and Management Recruiters International (MRI). GETS provides engineering and information technology solutions that involve the production of deliverable work products or services performed at a CDI facility or at a customer's facility under the supervision of CDI personnel. PSS provides services to North American customers on a national or enterprise scale (formerly called programs) and retail and specialty staffing services on a local or regional scale (formerly called non-programs). PSS provides staffing services to North American customers on a national or enterprise scale (formerly called programs) and retail and specialty staffing services on a local or regional scale (formerly called non-programs). MRI is a global franchisor that provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers.
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
Second Quarter 2015 Overview
Revenue during the second quarter of 2015 decreased by $37.5 million or 13.2% as compared to the second quarter of 2014 primarily due to a decrease in PSS. The decrease in PSS revenue was primarily due to reduced Canadian pipeline staffing in the OGC vertical, North America staffing in the "Other" industry vertical, staffing at a large customer in the Hi-Tech vertical, and the negative impact of exchange rates. Gross profit decreased by $6.2 million primarily due to the decrease in revenue, partially offset by a slight increase in gross profit margin. Gross profit margin increased slightly primarily due to an overall shift in revenue mix toward higher margin GETS business, partially offset by a shift in revenue mix within GETS to lower margin OGC business. Operating and administrative expenses decreased for the second quarter of 2015 as compared to the second quarter of 2014 primarily due to cost savings related to reduced business volume and the 2014 restructuring plan, partially offset by an increase in costs associated with corporate and international business development activities. Operating profit decreased to $1.2 million for the second quarter of 2015 as compared to $7.0 million for the second quarter of 2014. Net (loss) income attributable to CDI decreased to $(0.2) million for the second quarter of 2015 as compared to $4.4 million for the second quarter of 2014.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations

Consolidated Discussion
Three months ended June 30, 2015 as compared to the three months ended June 30, 2014

The following table presents changes in revenue by segment along with selected financial information for the indicated periods:

	Three Months Ended
	June 30,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$84,437	34.2%	$84,288	29.6%	$149	0.2%
PSS	149,392	60.5	184,730	65.0	(35,338)	(19.1)
MRI	12,992	5.3	15,264	5.4	(2,272)	(14.9)
Total Revenue	$246,821	100.0	$284,282	100.0	$(37,461)	(13.2)
Gross profit	$46,647	18.9	$52,797	18.6	$(6,150)	(11.6)
Operating and administrative expenses	$45,444	18.4	$46,107	16.2	$(663)	(1.4)
Restructuring and other related costs	$—	—	$(298)	(0.1)	$298	(100.0)
Operating profit	$1,203	0.5	$6,988	2.5	$(5,785)	(82.8)
Net (loss) income attributable to CDI	$(157)	(0.1)	$4,427	1.6	$(4,584)	(103.5)
Effective income tax rate	114.2%		36.4%

Revenue decreased for the second quarter of 2015 as compared to the second quarter of 2014 primarily due to a decrease in PSS. PSS revenue decreased primarily due to reduced Canadian pipeline staffing in the OGC vertical, North America staffing in the "Other" industry vertical, staffing at a large customer in the Hi-Tech vertical and the negative impact of exchange rates, partially offset by an increase in the UK. MRI revenue decreased primarily due to lower contract staffing volumes. GETS revenue remained relatively flat as an increase in the OGC industry vertical was predominantly offset by a decrease in the AIE industry vertical.
Gross profit decreased for the second quarter of 2015 as compared to the second quarter of 2014 primarily due to the decrease in revenue, partially offset by a slight increase in overall gross profit margin. Overall gross profit margin increased slightly primarily due to a shift in revenue mix toward higher margin GETS business. Within GETS, gross profit margin decreased slightly primarily due to a shift in revenue mix toward OGC business from AIE business.
Operating profit decreased for the second quarter of 2015 as compared to the second quarter of 2014 primarily due to the decrease in gross profit, partially offset by reduced operating and administrative expenses. Operating and administrative expenses decreased for the second quarter of 2015 as compared to the second quarter of 2014 primarily due to cost savings related to reduced business volume and the 2014 restructuring plan, partially offset by an increase in costs associated with corporate and international business development activities.
The effective income tax rates for both periods were impacted by discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no tax benefit that, in aggregate, had a significant impact on the effective income tax rates due to the levels of pre-tax results for both periods. As such, comparison of effective tax rates for the second quarter of 2015 as compared to the second quarter of 2014 is not meaningful.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses were $4.8 million for the second quarter of 2015 compared to $3.9 million for the second quarter of 2014. The increase in corporate expenses are primarily due to an increase in costs associated with corporate and international business development activities.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Consolidated Discussion - Continued
Six months ended June 30, 2015 as compared to the six months ended June 30, 2014

The following table presents changes in revenue by segment along with selected financial information for the indicated periods:

	Six Months Ended
	June 30,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$166,958	33.1%	$166,542	29.7%	$416	0.2%
PSS	310,818	61.6	364,869	65.1	(54,051)	(14.8)
MRI	26,503	5.3	29,143	5.2	(2,640)	(9.1)
Total Revenue	$504,279	100.0	$560,554	100.0	$(56,275)	(10.0)
Gross profit	$93,417	18.5	$103,560	18.5	$(10,143)	(9.8)
Operating and administrative expenses (1)	$90,717	18.0	$91,815	16.4	$(1,098)	(1.2)
Restructuring and other related costs	$47	—	$72	—	$(25)	(34.7)
Loss on disposition	$310	0.1	$—	—	$310	NM
Operating profit	$2,343	0.5	$11,673	2.1	$(9,330)	(79.9)
Net income attributable to CDI (1)	$313	0.1	$6,464	1.2	$(6,151)	(95.2)
Effective income tax rate	89.8%		44.0%

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

NM - Not meaningful.
Revenue decreased for the first six months of 2015 as compared to the first six months of 2014 primarily due to a decrease in PSS. PSS revenue decreased primarily due to reduced Canadian pipeline staffing in the OGC vertical, North America staffing in the "Other" industry vertical, staffing at a large customer in the Hi-Tech vertical and the negative impact of exchange rates. MRI revenue decreased primarily due to lower contract staffing volumes.
Gross profit decreased for the first six months of 2015 as compared to the first six months of 2014 primarily due to the decrease in revenue and, to a lesser extent, decreases in gross profit margins in GETS and PSS. Overall gross profit margin remained flat as the shift in revenue mix toward higher margin GETS business was offset by lower margins in GETS. Within GETS, gross profit margin decreased primarily due to a shift in revenue mix toward OGC business from AIE business.
Operating profit decreased for the first six months of 2015 as compared to the first six months of 2014 primarily due to the decrease in gross profit partially offset by reduced operating and administrative expenses. Operating and administrative expenses decreased for the first six months of 2015 as compared to the first six months of 2014 primarily due to cost savings related to reduced business volume and the 2014 restructuring plan, partially offset by an increase in costs associated with corporate and international business development activities.
The effective income tax rates for both periods were impacted by discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no tax benefit that, in aggregate, had a significant impact on the effective income tax rates due to the levels of pre-tax results for both periods. As such, comparison of effective tax rates for the first six months of 2015 as compared to the first six months of 2014 is not meaningful.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses were $9.6 million for the first six months of 2015 compared to $8.2 million for the first six months of 2014. The increase in corporate expenses are primarily due to an increase in costs associated with corporate and international business development activities.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Global Engineering and Technology Solutions (GETS)
Three months ended June 30, 2015 as compared to the three months ended June 30, 2014

The following table presents changes in revenue by industry vertical along with selected financial information for the indicated periods:

	Three Months Ended
	June 30,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$39,368	46.6%	$34,725	41.2%	$4,643	13.4%
Aerospace and Industrial Equipment (AIE)	15,615	18.5	19,807	23.5	(4,192)	(21.2)
Hi-Tech	7,901	9.4	8,108	9.6	(207)	(2.6)
Other	21,553	25.5	21,648	25.7	(95)	(0.4)
Total revenue	84,437	100.0	84,288	100.0	149	0.2
Cost of services	62,588	74.1	61,483	72.9	1,105	1.8
Gross profit	21,849	25.9	22,805	27.1	(956)	(4.2)
Operating and administrative expenses	20,362	24.1	20,504	24.3	(142)	(0.7)
Restructuring and other related costs	—	—	86	0.1	(86)	(100.0)
Operating profit	$1,487	1.8	$2,215	2.6	$(728)	(32.9)

Revenue increased slightly during the second quarter of 2015 as compared to the second quarter of 2014 primarily due to the increase in revenue in the OGC industry vertical, predominantly offset by the decrease in the AIE industry vertical. The increase in OGC revenue is primarily due to an increase in demand from existing downstream customers, particularly by oil and gas refiners. The decrease in AIE revenue is primarily due to reduced spending by a large commercial aviation customer. The decrease in the "Other" industry vertical revenue is primarily due to a decrease in demand for architectural engineering services, partially offset by an increase in volume of government services business.

Gross profit and gross profit margin decreased for the second quarter of 2015 as compared to the second quarter of 2014 primarily due to an overall shift in revenue mix toward lower margin OGC business and reduced margin from a large commercial aviation customer in the AIE industry vertical.

Operating and administrative expenses decreased during the second quarter of 2015 as compared to the second quarter of 2014 primarily due to cost savings as a result of the 2014 restructuring plan, partially offset by increased costs to facilitate growth in the OGC industry vertical.

Operating profit decreased for the second quarter of 2015 as compared to the second quarter of 2014 primarily due to the decrease in gross profit, partially offset by the decrease in operating costs.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Global Engineering and Technology Solutions (GETS) - Continued
Six months ended June 30, 2015 as compared to the six months ended June 30, 2014

The following table presents changes in revenue by industry vertical along with selected financial information for the indicated periods:

	Six Months Ended
	June 30,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$78,160	46.8%	$67,268	40.4%	$10,892	16.2%
Aerospace and Industrial Equipment (AIE)	31,312	18.8	39,653	23.8	(8,341)	(21.0)
Hi-Tech	15,591	9.3	16,018	9.6	(427)	(2.7)
Other	41,895	25.1	43,603	26.2	(1,708)	(3.9)
Total revenue	166,958	100.0	166,542	100.0	416	0.2
Cost of services	124,167	74.4	121,337	72.9	2,830	2.3
Gross profit	42,791	25.6	45,205	27.1	(2,414)	(5.3)
Operating and administrative expenses	40,646	24.3	41,015	24.6	(369)	(0.9)
Restructuring and other related costs	—	—	419	0.3	(419)	(100.0)
Loss on Disposition	310	0.2	—	—	310	NM
Operating profit	$1,835	1.1	$3,771	2.3	$(1,936)	(51.3)

NM - Not meaningful.

Revenue increased slightly during the first six months of 2015 as compared to the first six months of 2014 primarily due to the increase in revenue in the OGC industry vertical, partially offset by decreases in the AIE and "Other" industry verticals. The increase in OGC revenue is primarily due to an increase in demand from existing downstream customers, particularly by oil and gas refiners. The decrease in AIE revenue is primarily due to reduced spending by a large commercial aviation customer. The decrease in the "Other" industry vertical revenue is primarily due to a decrease in demand for architectural engineering services and government services.

Gross profit and gross profit margin decreased for the first six months of 2015 as compared to the first six months of 2014 primarily due to an overall shift in revenue mix toward lower margin OGC business and reduced margin from a large commercial aviation customer in the AIE industry vertical.

Operating and administrative expenses decreased during the first six months of 2015 as compared to the first six months of 2014 primarily due to cost savings as a result of the 2014 restructuring plan, partially offset by increased costs to facilitate growth in the OGC industry vertical. GETS recorded a $0.3 million loss on disposition of the Company's controlling interest in a Mexico-based OGC engineering design company in the first six months of 2015 and $0.4 million in restructuring and other related costs during the first six months of 2014.

Operating profit decreased for the first six months of 2015 as compared to the first six months of 2014 primarily due to the decrease in gross profit, partially offset by the decrease in operating costs.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Staffing Services (PSS)
Three months ended June 30, 2015 as compared to the three months ended June 30, 2014

The following table presents changes in revenue by industry vertical along with selected financial information for the indicated periods:

	Three Months Ended
	June 30,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$28,997	19.4%	$44,417	24.0%	$(15,420)	(34.7)%
Aerospace and Industrial Equipment (AIE)	18,820	12.6	20,583	11.1	(1,763)	(8.6)
Hi-Tech	53,705	35.9	59,895	32.4	(6,190)	(10.3)
Other	47,870	32.0	59,835	32.4	(11,965)	(20.0)
Total revenue	149,392	100.0	184,730	100.0	(35,338)	(19.1)
Cost of services	131,066	87.7	161,921	87.7	(30,855)	(19.1)
Gross profit	18,326	12.3	22,809	12.3	(4,483)	(19.7)
Operating and administrative expenses	15,369	10.3	16,228	8.8	(859)	(5.3)
Restructuring and other related costs	—	—	(286)	(0.2)	286	(100.0)
Operating profit	$2,957	2.0	$6,867	3.7	$(3,910)	(56.9)

Revenue decreased for the second quarter of 2015 as compared to the second quarter of 2014 due to decreases in all industry verticals. OGC revenue decreased primarily due to reduced Canadian pipeline staffing. Revenue in the "Other" industry vertical decreased primarily due to a decrease in North America specialty staffing, partially offset by an increase in the UK construction and rail business. The UK business was negatively impacted by uncertainty around the UK general election in May 2015. Revenue in Hi-Tech declined primarily due to reduced staffing at a large customer. The decrease in AIE revenue is primarily due to decreased demand by existing enterprise staffing customers that provide industrial equipment and services to the oil and gas sector. In addition, exchange rates negatively impacted primarily the OGC and "Other" industry verticals.

Gross profit decreased for the second quarter of 2015 as compared to the second quarter of 2014 primarily due to the decrease in revenue. Gross profit margin remained flat for the second quarter of 2015 as compared to the second quarter of 2014.

Operating and administrative expenses decreased during the second quarter of 2015 as compared to the second quarter of 2014 primarily due to reduced costs associated with lower business volumes and cost savings as a result of the 2014 restructuring plan, partially offset by investments in additional recruiting and sales capacity in the U.S. specialty staffing and UK staffing businesses. PSS recorded a credit of $0.3 million in restructuring and other related costs during the second quarter of 2014.

Operating profit decreased for the second quarter of 2015 as compared to the second quarter of 2014 primarily due to the reduction in gross profit, partially offset by the decrease in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Staffing Services (PSS) - Continued
Six months ended June 30, 2015 as compared to the six months ended June 30, 2014

The following table presents changes in revenue by industry vertical along with selected financial information for the indicated periods:

	Six Months Ended
	June 30,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$68,620	22.1%	$89,480	24.5%	$(20,860)	(23.3)%
Aerospace and Industrial Equipment (AIE)	38,171	12.3	40,500	11.1	(2,329)	(5.8)
Hi-Tech	105,031	33.8	120,029	32.9	(14,998)	(12.5)
Other	98,996	31.9	114,860	31.5	(15,864)	(13.8)
Total revenue	310,818	100.0	364,869	100.0	(54,051)	(14.8)
Cost of services	273,233	87.9	320,114	87.7	(46,881)	(14.6)
Gross profit	37,585	12.1	44,755	12.3	(7,170)	(16.0)
Operating and administrative expenses	30,425	9.8	31,992	8.8	(1,567)	(4.9)
Restructuring and other related costs	47	—	(249)	(0.1)	296	(118.9)
Operating profit	$7,113	2.3	$13,012	3.6	$(5,899)	(45.3)

Revenue decreased for the first six months of 2015 as compared to the first six months of 2014 due to decreases in all industry verticals. OGC revenue decreased primarily due to reduced Canadian pipeline staffing. Revenue in the "Other" industry vertical decreased primarily due to a decrease in North America specialty staffing, partially offset by an increase in the UK construction and rail business. The UK business was negatively impacted by uncertainty around the UK general election in May 2015. Hi-Tech revenue decreased primarily due to reduced staffing at a large customer. The decrease in AIE revenue is primarily due to decreased demand by enterprise staffing customers that provide industrial equipment and services to the oil and gas sector. In addition, exchange rates negatively impacted primarily the OGC and "Other" industry verticals.

Gross profit decreased for the first six months of 2015 as compared to the first six months of 2014 primarily due to the decrease in revenue. Gross profit margin decreased slightly for the first six months of 2015 as compared to the first six months of 2014 primarily due to a shift in revenue mix toward lower average margin enterprise staffing business.

Operating and administrative expenses decreased during the first six months of 2015 as compared to the first six months of 2014 primarily due to reduced costs associated with lower business volumes and cost savings as a result of the 2014 restructuring plan, partially offset by investments in additional recruiting and sales capacity in the U.S. specialty staffing and UK staffing businesses. PSS recorded a credit of $0.2 million in restructuring and other related costs during the first six months of 2014.

Operating profit decreased for the first six months of 2015 as compared to the first six months of 2014 primarily due to the reduction in gross profit, partially offset by the decrease in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI)
Three months ended June 30, 2015 as compared to the three months ended June 30, 2014

The following table presents changes in revenue by service type along with selected financial information for the indicated periods:

	Three Months Ended
	June 30,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$9,628	74.1%	$11,808	77.4%	$(2,180)	(18.5)%
Royalties and Franchise Fees	3,364	25.9	3,456	22.6	(92)	(2.7)
Total revenue	12,992	100.0	15,264	100.0	(2,272)	(14.9)
Cost of services	6,520	50.2	8,081	52.9	(1,561)	(19.3)
Gross profit	6,472	49.8	7,183	47.1	(711)	(9.9)
Operating and administrative expenses	4,898	37.7	5,431	35.6	(533)	(9.8)
Operating profit	$1,574	12.1	$1,752	11.5	$(178)	(10.2)

Revenue decreased for the second quarter of 2015 as compared to the second quarter of 2014 primarily due to the decrease in contract staffing revenue. The decrease in contract staffing revenue is primarily due to a decrease in billable staffing headcount.

Gross profit decreased in the second quarter of 2015 as compared to the second quarter of 2014 primarily due to the reduction in contract staffing revenue and, to a lesser extent, franchise fees. Gross profit margin increased due to the shift in revenue mix to higher margin royalties and franchise fees.

Operating and administrative expenses decreased during the second quarter of 2015 as compared to the second quarter of 2014 primarily due to lower sales expenses related to contract staffing, partially offset by increased spending on payroll and other staff related costs.
Operating profit decreased for the second quarter of 2015 as compared to the second quarter of 2014 primarily due to the decrease in gross profit, partially offset by the decrease in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI) - Continued
Six months ended June 30, 2015 as compared to the six months ended June 30, 2014

The following table presents changes in revenue by service type along with selected financial information for the indicated periods:

	Six Months Ended
	June 30,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$19,946	75.3%	$22,880	78.5%	$(2,934)	(12.8)%
Royalties and Franchise Fees	6,557	24.7	6,263	21.5	294	4.7
Total revenue	26,503	100.0	29,143	100.0	(2,640)	(9.1)
Cost of services	13,462	50.8	15,543	53.3	(2,081)	(13.4)
Gross profit	13,041	49.2	13,600	46.7	(559)	(4.1)
Operating and administrative expenses	10,011	37.8	10,588	36.3	(577)	(5.4)
Operating profit	$3,030	11.4	$3,012	10.3	$18	0.6

Revenue decreased for the first six months of 2015 as compared to the first six months of 2014 primarily due to the decrease in contract staffing revenue, partially offset by an increase in franchise fees and royalty revenue. Contract staffing revenue decreased primarily due to a decrease in billable staffing headcount. Royalties and franchise fees increased due to the addition of new franchises and increased permanent placement royalties.

Gross profit decreased in the first six months of 2015 as compared to the first six months of 2014 primarily due to the reduction in contract staffing revenue, partially offset by an increase in franchise fees and royalties. Gross profit margin increased due to the shift in revenue mix to higher margin royalties and franchise fees.

Operating and administrative expenses decreased during the first six months of 2015 as compared to the first six months of 2014 due primarily to lower sales expenses related to contract staffing, offset by increased spending on payroll and other staff related costs.
Operating profit increased slightly for the first six months of 2015 as compared to the first six months of 2014 as the decrease in operating and administrative expenses more than offset the decrease in gross profit.

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
On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited (each a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”). The Credit Agreement established a $75.0 million revolving line of credit facility (including a $5.0 million UK overdraft facility), with a five-year term ending on November 29, 2017. Borrowings under this line of credit may be used by the Borrowers for general business purposes or for letters of credit. As of June 30, 2015, there were $3.1 million outstanding borrowings and $3.2 million of letters of credit outstanding under the Credit Agreement. See Note 8-Short-Term Borrowings, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report for more information relating to the Credit Agreement.
As of June 30, 2015, the Company had cash and cash equivalents of $39.2 million and $58.9 million is available to borrow under the Credit Agreement. Borrowings under the Credit Agreement may be limited from time to time by certain financial covenants. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2015.
As of June 30, 2015, approximately 49% of the Company's cash and cash equivalents were held by certain non-U.S. subsidiaries, principally Canadian and UK entities, and denominated in foreign currencies, principally Canadian dollars and British pounds sterling. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries, because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.
The Company’s billing and cash collection cycle for the Company's largest customer is based on their monthly fiscal calendar which can cause significant fluctuations in cash receipts in any given period.
Cash and cash equivalents increased from $36.3 million on December 31, 2014 to $39.2 million on June 30, 2015.
The following table summarizes the net cash impact, by classification, from the Company's consolidated statements of cash flows for the indicated periods:

	Six Months Ended
	June 30,
	2015	2014	Change

Operating Activities	$12,244	$503	$11,741
Investing Activities	(4,392)	(5,161)	769
Financing Activities	(3,560)	(8,446)	4,886
Effect of exchange rate changes on cash and cash equivalents	(1,374)	43	(1,417)
Net increase (decrease) in cash and cash equivalents	$2,918	$(13,061)	$15,979
Operating Activities
For the first six months of 2015, the Company generated $12.2 million net cash in operating activities, which is a $11.7 million increase from the comparable period in 2014. The improvement in net cash generated by operations is primarily due to reductions in working capital requirements, partially offset by lower net income. Working capital during the first six months of 2015 as compared to the first six months of 2014 decreased primarily due to the timing of payments related to payroll and reduced accounts receivable due to volume.
Investing Activities
For the first six months of 2015, the Company used $4.4 million net cash in investing activities, which is a $0.8 million decrease from the comparable period in 2014. The reduction in the use of cash is primarily due to lower capital expenditures and, to a lesser extent, proceeds received during the first six months of 2015 from the sale of the Company's interest in a Mexico-based engineering design company.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Financing Activities
For the first six months of 2015, net cash used in financing activities was $3.6 million compared to net cash used in financing activities of $8.4 million during the comparable period in 2014. The decrease in cash used in financing activities is primarily due to an increase in net borrowings under the Company's short term borrowing facility and a change in book overdrafts.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, primarily related to changes in foreign currency exchange rates. The Company monitors this risk to limit the effect of changes in foreign currency exchange rates on earnings and cash flows.

Foreign Currency Risk
The Company's exposure to foreign currency exchange rate risk relates primarily to its foreign subsidiaries’ operations denominated in their functional currencies, principally Canadian dollars and British pounds sterling. These foreign subsidiaries’ assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the end of each reporting period and revenue and expenses are translated at the average rates of exchange during the reporting period with any translation adjustments reported in accumulated other comprehensive income (loss) in the consolidated balance sheets. Transactions denominated in a currency other than the reporting entity's functional currency may give rise to exchange gains and losses that impact the Company’s results of operations. The Company has not historically realized significant foreign currency gains or losses on such transactions. The Company’s primary exposure to exchange gains and losses is based on intercompany loans between entities with different functional currencies. The Company utilizes short term foreign exchange forward contracts to reduce its exposure to these intercompany loans.

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date to provide reasonable assurance that information reported in this Form 10-Q Report is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting during the Company's second quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CDI Corp.
Date:	August 6, 2015	By:	/s/ Michael S. Castleman
Michael S. Castleman
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1*	Long-Term Incentive Award between CDI Corp. and Brian D. Short granted May 19, 2015.
10.2*	Long-Term Incentive Award between CDI Corp. and William J. Wasilewski granted May 19, 2015.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes a management contract or compensatory plan or arrangement.

**
Pursuant to Regulation S-T, these interactive data files are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.