Form 10-Q
period 2015-09-30
CDI CORP
filed 2015-11-05
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2015
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The number of shares outstanding of each of the registrant's classes of common stock as of November 2, 2015 was as follows:

Common stock, $0.10 par value: Class B common stock, $0.10 par value:	19,700,534 Shares None

CDI CORP.
Form 10-Q
For the Quarterly Period Ended September 30, 2015

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow, and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers' capital projects or the inability of our customers to pay our fees; the termination of a major customer contract or project; the failure to achieve the anticipated benefits of acquisitions, and difficulties in integrating acquired businesses with CDI; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; negative outcome of pending and future claims and litigation; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about these and other risks and uncertainties may be found in our filings with the SEC, particularly in the “Risk Factors” section in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.
Unless the context otherwise requires, all references herein to “CDI,” the "Registrant,” the "Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$26,433	$36,324
Accounts receivable, net of allowances of $1,986 and $1,950	226,519	219,578
Prepaid expenses and other current assets	12,822	8,302
Prepaid income taxes	2,980	753
Deferred income taxes	2,170	4,138
Total current assets	270,924	269,095
Property and equipment, net of accumulated depreciation of $84,591 and $86,813	18,857	20,350
Deferred income taxes	10,214	9,203
Goodwill	29,410	50,630
Other intangible assets, net	11,509	12,424
Other non-current assets	8,850	10,518
Total assets	$349,764	$372,220

Liabilities and Equity
Current liabilities:
Short-term borrowings	$3,017	$1,250
Accounts payable	25,122	30,071
Accrued compensation and related expenses	51,804	36,005
Other accrued expenses and other current liabilities	14,805	14,502
Income taxes payable	373	1,015
Total current liabilities	95,121	82,843
Deferred compensation	7,324	9,094
Deferred income tax	960	1,034
Other non-current liabilities	4,379	4,896
Total liabilities	107,784	97,867
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 22,163 and 22,084 shares	2,216	2,208
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	74,049	72,023
Retained earnings	230,549	258,113
Accumulated other comprehensive loss	(12,347)	(6,207)
Common stock in treasury, at cost - 2,463 shares	(52,487)	(52,487)
Total CDI shareholders' equity	241,980	273,650
Noncontrolling interest	—	703
Total equity	241,980	274,353
Total liabilities and equity	$349,764	$372,220

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$244,662	$295,732	$748,941	$856,286
Cost of services	197,835	241,244	608,697	698,238
Gross profit	46,827	54,488	140,244	158,048
Operating and administrative expenses	46,853	46,006	137,570	137,821
Restructuring and other related costs	566	—	613	72
Impairment	21,537	—	21,537	—
Loss on disposition	—	—	310	—
Operating profit (loss)	(22,129)	8,482	(19,786)	20,155
Other income (expense), net	683	(133)	599	(207)
Income (loss) before income taxes	(21,446)	8,349	(19,187)	19,948
Income tax expense (benefit)	(1,244)	2,908	785	8,014
Net income (loss)	(20,202)	5,441	(19,972)	11,934
Less: Income (loss) attributable to noncontrolling interests	—	41	(83)	70
Net income (loss) attributable to CDI	$(20,202)	$5,400	$(19,889)	$11,864

Earnings per common share:
Basic	$(1.03)	$0.28	$(1.01)	$0.61
Diluted	$(1.03)	$0.27	$(1.01)	$0.60

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income (loss)	$(20,202)	$5,441	$(19,972)	$11,934
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,266)	(3,526)	(6,404)	(2,776)
Reclassification of foreign currency translation adjustment	—	—	362	—
Total comprehensive income (loss)	(23,468)	1,915	(26,014)	9,158
Comprehensive income attributable to noncontrolling interests	—	18	15	47
Total comprehensive income (loss) attributable to CDI	$(23,468)	$1,897	$(26,029)	$9,111

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Operating activities:
Net income (loss)	$(19,972)	$11,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,396	6,947
Amortization	915	1,123
Deferred income taxes	873	1,820
Share-based compensation	1,703	1,661
Impairment	21,537	—
Loss on disposition	310	—
(Gain)/loss on disposal of assets, net	(779)	(20)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,368)	(5,083)
Prepaid expenses and other current assets	(4,108)	(2,999)
Accounts payable	(3,031)	(5,218)
Accrued expenses and other current liabilities	17,045	4,162
Income taxes prepaid/payable	(3,369)	2,347
Other non-current assets	(42)	233
Other non-current liabilities	(684)	(458)
Net cash provided by operating activities	2,426	16,449

Investing activities:
Additions to property and equipment	(6,482)	(7,825)
Proceeds from disposition	360	—
Proceeds from sale of assets	1,220	66
Net cash used in investing activities	(4,902)	(7,759)

Financing activities:
Dividends paid to shareholders	(7,675)	(7,625)
Borrowings on credit facility	19,768	109,061
Repayments on credit facility	(17,981)	(109,874)
Common shares withheld for taxes	(301)	(544)
Payment of acquisition related earn out	—	(187)
Change in book overdraft	—	(1,709)
Excess tax benefit from share-based compensation awards	52	144
Net cash used in financing activities	(6,137)	(10,734)

Effect of exchange rate changes on cash and cash equivalents	(1,278)	(357)
Net decrease in cash and cash equivalents	(9,891)	(2,401)
Cash and cash equivalents at beginning of period	36,324	45,479
Cash and cash equivalents at end of period	$26,433	$43,078

Supplemental disclosure of cash flow information:
Cash paid for interest	$114	$106
Cash paid for income taxes, net	$3,163	$3,515

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive Loss	Total CDI Share-holders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

December 31, 2013	21,958	$2,196	$(52,487)	$70,104	$265,207	$(712)	$284,308	$866	$285,174
Net income	—	—	—	—	11,864	—	11,864	70	11,934
Translation adjustments	—	—	—	—	—	(2,753)	(2,753)	(23)	(2,776)
Share-based compensation expense	—	—	—	1,661	—	—	1,661	—	1,661
Reclassification of equity awards from liabilities, net	—	—	—	226	—	—	226	—	226
Vesting and exercise of equity awards	154	15	—	(15)	—	—	—	—	—
Common shares withheld for taxes	(29)	(3)	—	(486)	—	—	(489)	—	(489)
Cash dividends declared ($0.39 per common share)	—	—	—	—	(7,625)	—	(7,625)	—	(7,625)
September 30, 2014	22,083	$2,208	$(52,487)	$71,490	$269,446	$(3,465)	$287,192	$913	$288,105

December 31, 2014	22,084	$2,208	$(52,487)	$72,023	$258,113	$(6,207)	$273,650	$703	$274,353
Net loss	—	—	—	—	(19,889)	—	(19,889)	(83)	(19,972)
Translation adjustments	—	—	—	—	—	(6,140)	(6,140)	98	(6,042)
Share-based compensation expense	—	—	—	1,703	—	—	1,703	—	1,703
Reclassification of equity awards from liabilities, net	—	—	—	632	—	—	632	—	632
Vesting and exercise of equity awards	98	10	—	(10)	—	—	—	—	—
Common shares withheld for taxes	(19)	(2)	—	(299)	—	—	(301)	—	(301)
Disposition of controlling interest	—	—	—	—	—		—	(718)	(718)
Cash dividends declared ($0.39 per common share)	—	—		—	(7,675)	—	(7,675)	—	(7,675)
September 30, 2015	22,163	$2,216	$(52,487)	$74,049	$230,549	$(12,347)	$241,980	$—	$241,980

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

1.	Business

CDI Corp. and its subsidiaries (the “Company” or “CDI”) provide engineering, information technology and staffing solutions. The Company's customers operate in a variety of industries, ranging from Oil, Gas and Chemicals to Aerospace and Industrial Equipment, and High Technology, and include corporate, federal, state and municipal entities.  The Company serves customers through offices and delivery centers in the United States (U.S.), Canada and the United Kingdom (UK).  The Company also provides staffing services through its global MRINetwork® of franchisees.

On October 6, 2015, the Company acquired EdgeRock Technologies, LLC, a provider of enterprise resource planning (ERP) and specialist information technology (IT) staffing talent, including business intelligence and data analytics (see Note 13—Subsequent Events).

2.	Principles of Consolidation and Basis of Presentation

Principles of Consolidation - The consolidated financial statements include the accounts of CDI Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation - The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (GAAP), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (SEC) for interim financial reporting. These statements should be read in conjunction with the Company's Form 10-K filed with the SEC on March 5, 2015. Results for the nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the full year.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for the Company beginning January 1, 2016. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Subtopic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted and the Company intends to early adopt in 2015. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements as of September 30, 2015 Using
	Fair Value Measurements at September 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual funds:
Bond	$1,765	$1,765	$—	$—
Large cap	2,368	2,368	—	—
International	1,361	1,361	—	—
Mid cap	514	514	—	—
Small cap	418	418	—	—
Balanced	433	433	—	—
Money market funds	1,006	1,006	—	—
Total assets (1)	$7,865	$7,865	$—	$—

(1)
As of September 30, 2015, $0.9 million and $7.0 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

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

5.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2014				September 30, 2015
	Gross Balance	Accumulated Impairment Losses	Impairment	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$35,713	$(11,051)	$(10,380)	$—	$35,713	$(21,431)
PSS	44,298	(27,904)	(10,654)	(117)	41,266	(35,643)
MRI	16,240	(6,666)	—	(69)	15,978	(6,473)
Total goodwill	$96,251	$(45,621)	$(21,034)	$(186)	$92,957	$(63,547)

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

The Company performed its annual assessment as of July 1, 2015 and determined that the carrying values of the Company's PSS EMEA (AndersElite) and GETS Aerospace and Industrial Equipment (GETS AIE) reporting units exceeded their fair values.
The Company estimated the fair values of all reporting units using a discounted cash flow model based on significant unobservable inputs or level 3 inputs of the fair value hierarchy. The key assumption used to determine the fair values was management's estimate of future earnings. Based on the results of these estimations, the Company estimated the fair value of the assets and liabilities for the two reporting units with the assistance of a third-party valuation specialist in order to determine the implied fair values of goodwill. The Company compared the implied fair values of goodwill to the carrying values of goodwill for the two reporting units and recorded an aggregate goodwill impairment charge of $21.0 million to Impairment in the consolidated statements of operations, comprised of $10.7 million and $10.4 million in PSS EMEA and GETS AIE, respectively. The Company did not identify any other reporting units with fair values that were not substantially in excess of their carrying values.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

The following tables summarize the changes in the Company's carrying value of other intangible assets during the indicated periods:

	December 31, 2014				September 30, 2015
	Gross Balance	Accumulated Amortization	Additions	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Customer relationships	$10,300	$(5,047)	$—	$(572)	$10,300	$(5,619)
Trademarks	5,100	(680)	—	(255)	5,100	(935)
Non-compete	150	(135)	—	(15)	150	(150)
Reacquired franchise rights	972	(401)	—	(73)	972	(474)
Total intangible assets subject to amortization	16,522	(6,263)	—	(915)	16,522	(7,178)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	2,165	—
Total other intangible assets	$18,687	$(6,263)	$—	$(915)	$18,687	$(7,178)

6.	Restructuring and Other Related Costs

In December 2014, the Company approved a restructuring plan (the “2014 Restructuring Plan”) to optimize its operations and facility footprint. The 2014 Restructuring Plan included a workforce reduction and the consolidation of facilities and is expected to be substantially complete during 2015. Substantially all remaining payments are expected to be made during 2015 with certain payments related to the consolidation of facilities expected through 2019.

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

The following table summarizes the provision, activity and balances related to the Restructuring Plans by cost type for the indicated periods:

	Employee severance and related costs	Real estate exit and related costs	Asset write-offs	Accrued restructuring liability

Balance as of December 31, 2013	$4,568	$769	$—	$5,337
Cash payments	(2,650)	(485)	—
Charges	37	734	30
Non-cash	—	—	(30)
Adjustments	(729)	—	—
Balance as of September 30, 2014	$1,226	$1,018	$—	$2,244

Balance as of December 31, 2014	$2,031	$2,600	$—	$4,631
Cash payments	(1,455)	(1,060)	—
Charges	—	599	14
Non-cash	—	—	(14)
Adjustments	(30)	30	—
Balance as of September 30, 2015	$546	$2,169	$—	$2,715

The consolidated balance sheets as of September 30, 2015 and December 31, 2014 include $1.9 million and $3.4 million in “Other accrued expenses and other current liabilities”, and $0.8 million and $1.2 million in "Other non-current liabilities", respectively.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

7.	Disposition

On March 20, 2015, the Company completed the sale of its 67% interest in CDI-Pycopsa Ingeniería y Construcción, S. de R.L. de C.V. (“CDI-Pycopsa”), a Mexico-based engineering design company in the GETS reporting segment. CDI-Pycopsa does not meet the criteria to be reported as a discontinued operation under ASU 2014-08, which was adopted by the Company on January 1, 2015. Accordingly, CDI-Pycopsa's results are reflected in the Consolidated Statements of Operations within continuing operations. Excluding the $0.3 million loss on disposition, CDI-Pycopsa's pretax results attributable to CDI were not material for nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, the Company received $0.4 million proceeds related to the sale.

8.	Short-Term Borrowings

On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited (each a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”). The Credit Agreement established a $75.0 million revolving line of credit facility (including a $5.0 million UK overdraft facility) that expires on November 29, 2017. The Company intends to repay outstanding borrowings under the Credit Agreement as of September 30, 2015 during the next twelve months and as a result has recorded these borrowings in "Short-term borrowings" in the consolidated balance sheets. Borrowings under this line of credit may be used by the Company and the other Borrowers for general business purposes or for letters of credit.

As of September 30, 2015, the Company had outstanding borrowings of $3.0 million and letters of credit outstanding of $3.2 million. Borrowings under the Credit Agreement are limited by certain financial covenants. The Company had $39.2 million available to borrow as of September 30, 2015. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2015. Interest was payable at a rate of 1.72% per annum for outstanding borrowings as of September 30, 2015.

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

In October 2015, the Company borrowed $30.7 million million under the Credit Agreement in order to fund the acquisition of EdgeRock Technologies, LLC (see Note 13—Subsequent Events).

On October 30, 2015, the Company entered into a new credit agreement with Bank of America, N.A. and other lenders that established a secured $150.0 million revolving line of credit facility, with a five-year term ending on October 30, 2020. (see Note 13—Subsequent Events).

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
The effective tax rates for the three months ended September 30, 2015 and 2014 were 5.8% and 34.8%, respectively. The effective tax rates for the nine months ended September 30, 2015 and 2014 were (4.1)% and 40.2%, respectively. During the three months ended September 30, 2015, the Company recorded a $3.2 million benefit related to the impairment of goodwill and a $2.7 million charge for the increase in valuation allowance related to certain deferred tax assets. In addition, during the nine months ended September 30, 2014, the Company recorded a $0.5 million charge for the write-off of deferred tax assets related to the forfeiture of the outstanding equity awards due to the separation of the Company's former CEO.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets, including net operating loss carryforwards. Management’s assessment is made for each taxpayer on a jurisdiction by jurisdiction basis. On the basis of this evaluation, as of September 30, 2015, a full valuation allowance has been recorded against the deferred tax asset related to part of the group’s US state taxes as these are more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or decreased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

11.	Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Numerator:
Net income (loss) attributable to CDI	$(20,202)	$5,400	$(19,889)	$11,864
Denominator:
Basic weighted-average shares	19,695	19,614	19,668	19,562
Dilutive effect of share-based awards		185		203
Diluted weighted-average shares	19,695	19,799	19,668	19,765
Earnings per common share:
Basic	$(1.03)	$0.28	$(1.01)	$0.61
Diluted	$(1.03)	$0.27	$(1.01)	$0.60

There were 0.7 million shares and 0.4 million shares excluded from the computation of EPS for the three months ended September 30, 2015 and 2014, respectively, because their inclusion would have been anti-dilutive. There were 0.4 million shares and 0.3 million shares excluded from the computation of EPS for the nine months ended September 30, 2015 and 2014, respectively, because their inclusion would have been anti-dilutive.

12.	Reporting Segments
The Company has the following three reporting segments:

•
Global Engineering and Technology Solutions (GETS) - GETS provides engineering and information technology solutions that involve principally the production of deliverable work products or services performed at a CDI facility or at a customer's facility under the supervision of CDI personnel. These solutions typically include analysis of a customer's engineering or information technology needs and the development of a solution that generally ranges in duration from several months to multiple years. Depending on the industry, engineering services can include feasibility studies, architectural and structural designs, technology assessments, conceptual designs, pricing studies, preliminary designs, execution planning, procurement optimization, detailed designs, testing and validations of regulatory compliance, technology integration and operating and maintenance support. Information technology services can include assessments, business application services, web development, service-desk support, quality assurance and testing and program management. GETS provides these solutions through a delivery model consisting of centers of excellence, with concentrated skill sets required for larger, more complex projects, regional centers to service local needs of customers; and customer-centered offices to deliver site-specific services.

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

Reporting segment operations data is presented in the following table for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue:
GETS	$84,293	$88,388	$251,251	$254,930
PSS	146,864	192,426	457,682	557,295
MRI	13,505	14,918	40,008	44,061
Total revenue	$244,662	$295,732	$748,941	$856,286

Gross profit:
GETS	$22,045	$24,391	$64,836	$69,596
PSS	18,166	23,141	55,751	67,896
MRI	6,616	6,956	19,657	20,556
Total gross profit	$46,827	$54,488	$140,244	$158,048

Operating profit (loss):
GETS (1), (2), (3)	$(9,798)	$3,429	$(7,963)	$7,200
PSS (1), (3)	(9,092)	7,367	(1,979)	20,379
MRI	1,927	1,721	4,957	4,733
Corporate (4)	(5,166)	(4,035)	(14,801)	(12,157)
Total operating profit (loss)	(22,129)	8,482	(19,786)	20,155
Other income (expense), net (5)	683	(133)	599	(207)
Income (loss) before income taxes	$(21,446)	$8,349	$(19,187)	$19,948

(1)	The following table summarizes the amount of restructuring and other related costs recognized by reporting segment for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

GETS	$235	$—	$235	$419
PSS	331	—	378	(249)
MRI	—	—	—	—
Corporate	—	—	—	(98)
Restructuring and other related costs	$566	$—	$613	$72

(2)
In the first quarter of 2015, the Company's GETS segment recorded a charge of $0.3 million related to the loss on disposition of the Company's controlling interest in a Mexico-based engineering design company.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

(3)
In the third quarter of 2015, the Company recorded an aggregate charge of $21.5 million related to the impairment of goodwill and certain fixed assets, comprised of GETS $10.9 million and PSS $10.7 million.

(4)
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

(5)	In the third quarter of 2015, the Company recorded a pre-tax gain of $0.8 million for a sale of a non-operating corporate asset. Proceeds from the sale were $1.2 million.

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially from external customers.

Reporting segment asset data is presented in the following table for the indicated periods:

	September 30,	December 31,
	2015	2014

Assets:
GETS	$111,632	$120,223
PSS	153,317	159,774
MRI	23,528	23,539
Corporate	61,287	68,684
Total assets	$349,764	$372,220

13.	Subsequent Events

EdgeRock Technologies, LLC Acquisition

On October 6, 2015, the Company acquired EdgeRock Technologies, LLC (EdgeRock), a provider of ERP and specialist IT staffing talent, including business intelligence and data analytics, for cash consideration of $31.3 million, subject to working capital adjustments, plus up to an additional $4.0 million of cash contingent on EdgeRock's operating performance for the twelve months ended October 31, 2016. Cash paid at closing was funded, in part, through borrowings under the Credit Agreement. The Company and EdgeRock have made a tax election to treat the Company's acquisition of all outstanding membership interests of EdgeRock as an asset purchase.

The Company is in the preliminary phase of the purchase accounting process, including obtaining third party valuations of certain tangible and intangible assets acquired. As such, the purchase accounting process is incomplete. The Company expects to provide the required disclosures of the estimated fair value of the assets and liabilities acquired for this business combination as an amendment to the Form 8-K filed October 13, 2015.

New Credit Agreement

On October 30, 2015, the Company and several of its subsidiaries (collectively, the “Borrowers”) entered into a new credit agreement with Bank of America, N.A. and other lenders for an asset-based lending facility. The credit agreement established a $150.0 million revolving line of credit facility (including an optional ability to expand the facility by $75.0 million if the lenders agree to provide the loan), with a five-year term ending on October 30, 2020. The facility is broken up into three subfacilities with $122.5 million available to U.S. borrowers, $15.0 million available to Canadian borrowers and $12.5 million available to UK borrowers. It also includes a $30.0 million sublimit for swingline loans and a $20.0 million sublimit for letters of credit. The facility's availability is limited to 85% of eligible billed accounts receivable and 80% of eligible unbilled accounts receivable less certain reserves as defined in the new credit agreement. Borrowings under the new credit agreement may be used by the Borrowers for general business purposes including capital expenditures and permitted acquisitions and investments. The Borrowers’ obligations under this credit agreement are secured by a first lien security interest in essentially all of the Borrowers’ personal property.

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

Executive Overview
Business Overview
CDI provides engineering, information technology and staffing solutions. The Company's customers operate in a variety of industries, ranging from Oil, Gas and Chemicals (OGC) to Aerospace and Industrial Equipment (AIE), and High Technology (Hi-Tech), and include corporate, federal, state and municipal entities. The Company also serves customers that operate in the infrastructure, U.S. defense, and transportation industries and such Company operations are included in the Company's "Other" industry vertical. The Company serves customers through offices and delivery centers in the United States (U.S.), Canada and the United Kingdom (UK).  The Company also provides staffing services through its global MRINetwork® of franchisees.
The Company operates through its three reporting segments: Global Engineering and Technology Solutions (GETS), Professional Staffing Services (PSS) and Management Recruiters International (MRI). GETS provides engineering and information technology solutions that involve the production of deliverable work products or services performed at a CDI facility or at a customer's facility under the supervision of CDI personnel. PSS provides staffing services to customers on a national or enterprise scale (formerly called programs) and retail and specialty staffing services on a local or regional scale (formerly called non-programs). MRI is a global franchisor that provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers.
The Company's results of operations can be affected by economic conditions, capital spending by customers, business confidence and select investments to improve business results. The Company is in the midst of a strategic transformation and operational turnaround and may, as a result, experience volatility in financial performance. Historical trends may not be indicative of future trends.

On October 6, 2015, the Company acquired EdgeRock Technologies, LLC, a provider of ERP and specialist IT staffing talent, including business intelligence and data analytics (see Note 13—Subsequent Events, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report).

On October 30, 2015, the Company entered into a new credit agreement with Bank of America, N.A. and other lenders that established a secured $150.0 million revolving line of credit facility, with a five-year term ending on October 30, 2020. (see Note 13—Subsequent Events, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report).
Third Quarter 2015 Overview
Revenue during the third quarter of 2015 decreased by $51.1 million or 17.3% as compared to the third quarter of 2014 primarily due to a decrease across all verticals in PSS. PSS revenue decreased primarily due to reduced Canadian pipeline staffing in the OGC vertical, a large customer in the Hi-Tech vertical, existing customers in the "Other" industry vertical and the negative impact of exchange rates. Gross profit decreased by $7.7 million primarily due to the decrease in revenue, partially offset by an increase in gross profit margin. Gross profit margin increased primarily due to an overall shift in revenue mix toward higher margin GETS business, partially offset by a shift in revenue mix within GETS to lower margin OGC business. Operating and administrative expenses increased for the third quarter of 2015 as compared to the third quarter of 2014 primarily due to an increase in costs associated with corporate and international business development activities, partially offset by reduced costs associated with lower business volumes. During the third quarter of 2015, the Company recorded an aggregate $21.5 million impairment charge predominantly comprised of goodwill impairment charges of $10.4 million and $10.7 million in GETS and PSS, respectively. Operating profit (loss) decreased to $(22.1) million for the third quarter of 2015 as compared to $8.5 million for the third quarter of 2014. Net income (loss) attributable to CDI decreased to $(20.2) million for the third quarter of 2015 as compared to $5.4 million for the third quarter of 2014.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations

Consolidated Discussion
Three months ended September 30, 2015 as compared to the three months ended September 30, 2014

The following table presents changes in revenue by segment along with selected financial information for the indicated periods:

	Three Months Ended
	September 30,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$84,293	34.5%	$88,388	29.9%	$(4,095)	(4.6)%
PSS	146,864	60.0	192,426	65.1	(45,562)	(23.7)
MRI	13,505	5.5	14,918	5.0	(1,413)	(9.5)
Total Revenue	$244,662	100.0	$295,732	100.0	$(51,070)	(17.3)
Gross profit	$46,827	19.1	$54,488	18.4	$(7,661)	(14.1)
Operating and administrative expenses	$46,853	19.2	$46,006	15.6	$847	1.8
Restructuring and other related costs	$566	0.2	$—	—	$566	NM
Impairment	$21,537	8.8	$—	—	$21,537	NM
Operating profit (loss)	$(22,129)	(9.0)	$8,482	2.9	$(30,611)	(360.9)
Net income (loss) attributable to CDI	$(20,202)	(8.3)	$5,400	1.8	$(25,602)	(474.1)
Effective income tax rate	5.8%		34.8%

(1)
In the third quarter of 2015, the Company recorded an aggregate charge of $21.5 million comprised of $21.0 million million related to the impairment of goodwill and $0.5 million related to the impairment of certain fixed assets.

NM - Not meaningful.
Revenue decreased for the third quarter of 2015 as compared to the third quarter of 2014 primarily due to a decrease in PSS. PSS revenue decreased across all verticals primarily due to reduced Canadian pipeline staffing in the OGC vertical, a large customer in the Hi-Tech vertical, existing customers in the "Other" industry vertical and the negative impact of exchange rates. GETS revenue decreased primarily due to reduced spending by a large commercial aviation customer in the AIE vertical and project completions, partially offset by increased spending from oil and gas refiners, in the OGC vertical. MRI revenue decreased primarily due to lower contract staffing volumes.
Gross profit decreased for the third quarter of 2015 as compared to the third quarter of 2014 primarily due to the decrease in revenue, partially offset by an increase in overall gross profit margin. Overall gross profit margin increased primarily due to a shift in revenue mix toward higher margin GETS business. Within GETS, gross profit margin decreased slightly primarily due to a shift in revenue mix toward OGC business from AIE business.
Operating profit decreased for the third quarter of 2015 as compared to the third quarter of 2014 primarily due to an aggregate $21.5 million impairment charge in the third quarter of 2015 and the decrease in gross profit. The impairment charge is predominantly comprised of goodwill impairment charges of $10.4 million and $10.7 million in GETS and PSS, respectively. Operating and administrative expenses increased for the third quarter of 2015 as compared to the third quarter of 2014 primarily due to an increase in costs associated with corporate and international business development activities, partially offset by reduced costs associated with lower business volumes.
The effective income tax rates for both periods were impacted by discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no tax benefit that, in aggregate, had a significant impact on the effective income tax rates due to the marginal levels of pre-tax results for both periods. As such, comparison of effective tax rates for the third quarter of 2015 as compared to the third quarter of 2014 is not meaningful.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses were $5.2 million for the third quarter of 2015 compared to $4.0 million for the third quarter of 2014. The increase in corporate expenses are primarily due to an increase in costs associated with corporate and international business development activities.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Consolidated Discussion - Continued
Nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

The following table presents changes in revenue by segment along with selected financial information for the indicated periods:

	Nine Months Ended
	September 30,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$251,251	33.5%	$254,930	29.8%	$(3,679)	(1.4)%
PSS	457,682	61.1	557,295	65.1	(99,613)	(17.9)
MRI	40,008	5.3	44,061	5.1	(4,053)	(9.2)
Total Revenue	$748,941	100.0	$856,286	100.0	$(107,345)	(12.5)
Gross profit	$140,244	18.7	$158,048	18.5	$(17,804)	(11.3)
Operating and administrative expenses	$137,570	18.4	$137,821	16.1	$(251)	(0.2)
Restructuring and other related costs	$613	0.1	$72	—	$541	NM
Impairment	$21,537	2.9	$—	—	$21,537	NM
Loss on disposition	$310	—	$—	—	$310	NM
Operating profit (loss)	$(19,786)	(2.6)	$20,155	2.4	$(39,941)	(198.2)
Net income (loss) attributable to CDI	$(19,889)	(2.7)	$11,864	1.4	$(31,753)	(267.6)
Effective income tax rate	(4.1)%		40.2%

(1)
In the third quarter of 2015, the Company recorded an aggregate charge of $21.5 million comprised of $21.0 million million related to the impairment of goodwill and $0.5 million related to the impairment of certain fixed assets.

NM - Not meaningful.
Revenue decreased for the first nine months of 2015 as compared to the first nine months of 2014 primarily due to a decrease in PSS. PSS revenue decreased primarily due to reduced Canadian pipeline staffing in the OGC vertical, North America staffing in the "Other" industry vertical, staffing at a large customer in the Hi-Tech vertical and the negative impact of exchange rates. MRI revenue decreased primarily due to lower contract staffing volumes.
Gross profit decreased for the first nine months of 2015 as compared to the first nine months of 2014 primarily due to the decrease in revenue and, to a lesser extent, decrease in the gross profit margin in GETS. Overall gross profit margin increased slightly as the shift in revenue mix toward higher margin GETS business was offset by lower margins in GETS. Within GETS, gross profit margin decreased primarily due to a shift in revenue mix toward OGC business from AIE business.
Operating profit decreased for the first nine months of 2015 as compared to the first nine months of 2014 primarily due to an aggregate $21.5 million impairment charge in the third quarter of 2015 and the decrease in gross profit. The impairment charge is predominantly comprised of goodwill impairment charges of $10.4 million and $10.7 million in GETS and PSS, respectively. Operating and administrative expenses decreased slightly for the first nine months of 2015 as compared to the first nine months of 2014 primarily due to reduced costs associated with lower business volumes, partially offset by an increase in costs associated with corporate and international business development activities.
The effective income tax rates for both periods were impacted by discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no tax benefit that, in aggregate, had a significant impact on the effective income tax rates due to the marginal levels of pre-tax results for both periods. As such, comparison of effective tax rates for the first nine months of 2015 as compared to the first nine months of 2014 is not meaningful.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses were $14.8 million for the first nine months of 2015 compared to $12.3 million for the first nine months of 2014. The increase in corporate expenses are primarily due to an increase in costs associated with corporate and international business development activities.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Global Engineering and Technology Solutions (GETS)
Three months ended September 30, 2015 as compared to the three months ended September 30, 2014

The following table presents changes in revenue by industry vertical along with selected financial information for the indicated periods:

	Three Months Ended
	September 30,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$38,750	46.0%	$39,786	45.0%	$(1,036)	(2.6)%
Aerospace and Industrial Equipment (AIE)	14,877	17.6	17,799	20.1	(2,922)	(16.4)
Hi-Tech	7,724	9.2	8,273	9.4	(549)	(6.6)
Other	22,942	27.2	22,530	25.5	412	1.8
Total revenue	84,293	100.0	88,388	100.0	(4,095)	(4.6)
Cost of services	62,248	73.8	63,997	72.4	(1,749)	(2.7)
Gross profit	22,045	26.2	24,391	27.6	(2,346)	(9.6)
Operating and administrative expenses	20,724	24.6	20,962	23.7	(238)	(1.1)
Restructuring and other related costs	235	0.3	—	—	235	NM
Impairment (1)	10,884	12.9	—	—	10,884	NM
Operating profit (loss)	$(9,798)	(11.6)	$3,429	3.9	$(13,227)	(385.7)

(1)
In the third quarter of 2015, the Company recorded an aggregate charge of $10.9 million comprised of $10.4 million related to the impairment of goodwill and $0.5 million related to the impairment of certain fixed assets.

NM - Not meaningful.

Revenue decreased during the third quarter of 2015 as compared to the third quarter of 2014 primarily due to the decreases in the AIE and OGC industry verticals. The decrease in AIE revenue is primarily due to reduced spending by a large commercial aviation customer. The decrease in OGC revenue is primarily due to project completions, partially offset by increased spending from oil and gas refiners. Hi-Tech industry vertical revenue decreased primarily due to reduced spending among from existing customers. The increase in the "Other" industry vertical is primarily due to increased spending for government services, partially offset by reduced spending for architectural engineering services in Infrastructure.

Gross profit and gross profit margin decreased for the third quarter of 2015 as compared to the third quarter of 2014 primarily due to decreased volume and pricing from a large commercial aviation customer in the AIE industry vertical and a decline in margins across all verticals.

Operating and administrative expenses decreased slightly during the third quarter of 2015 as compared to the third quarter of 2014. Operating costs during the third quarter of 2015 include a $10.9 million impairment charge in the AIE industry vertical and $0.2 million in restructuring and other related costs.

Operating profit decreased for the third quarter of 2015 as compared to the third quarter of 2014 primarily due to the 2015 goodwill impairment charge and, to a lesser extent, the decrease in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Global Engineering and Technology Solutions (GETS) - Continued
Nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

The following table presents changes in revenue by industry vertical along with selected financial information for the indicated periods:

	Nine Months Ended
	September 30,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$116,910	46.5%	$107,054	42.0%	$9,856	9.2%
Aerospace and Industrial Equipment (AIE)	46,189	18.4	57,452	22.5	(11,263)	(19.6)
Hi-Tech	23,315	9.3	24,291	9.5	(976)	(4.0)
Other	64,837	25.8	66,133	25.9	(1,296)	(2.0)
Total revenue	251,251	100.0	254,930	100.0	(3,679)	(1.4)
Cost of services	186,415	74.2	185,334	72.7	1,081	0.6
Gross profit	64,836	25.8	69,596	27.3	(4,760)	(6.8)
Operating and administrative expenses	61,370	24.4	61,977	24.3	(607)	(1.0)
Restructuring and other related costs	235	0.1	419	0.2	(184)	(43.9)
Impairment	10,884	4.3	—	—	10,884	NM
Loss on Disposition	310	0.1	—	—	310	NM
Operating profit (loss)	$(7,963)	(3.2)	$7,200	2.8	$(15,163)	(210.6)

NM - Not meaningful.

Revenue decreased slightly during the first nine months of 2015 as compared to the first nine months of 2014 primarily due to decreases in the AIE, Hi-Tech and "Other" industry verticals, partially offset by an increase in revenue in the OGC industry vertical. The decrease in AIE revenue is primarily due to reduced spending by a large commercial aviation customer. The decrease in the "Other" industry vertical revenue is primarily due to reduced spending for architectural engineering services in Infrastructure and for government services. The increase in OGC revenue is primarily due to increased spending by existing downstream customers.

Gross profit and gross profit margin decreased for the first nine months of 2015 as compared to the first nine months of 2014 primarily due to an overall shift in revenue mix toward lower margin OGC business and decreased volume and pricing from a large commercial aviation customer in the AIE industry vertical.

Operating and administrative expenses decreased slightly during the first nine months of 2015 as compared to the first nine months of 2014 primarily due to cost savings as a result of the 2014 restructuring plan, partially offset by increased costs to facilitate growth in the OGC industry vertical. Operating costs during the first nine months quarter of 2015 include a $10.9 million goodwill impairment charge in the AIE industry vertical, a $0.3 million loss on disposition of the Company's controlling interest in a Mexico-based OGC engineering design company, and $0.2 million in restructuring and other related costs, compared to $0.4 million in restructuring and other related costs during the first nine months of 2014.

Operating profit decreased for the first nine months of 2015 as compared to the first nine months of 2014 primarily due to the 2015 goodwill impairment charge and, to a lesser extent, the decrease in gross profit, partially offset by the decrease in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Staffing Services (PSS)
Three months ended September 30, 2015 as compared to the three months ended September 30, 2014

The following table presents changes in revenue by industry vertical along with selected financial information for the indicated periods:

	Three Months Ended
	September 30,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$32,583	22.2%	$51,386	26.7%	$(18,803)	(36.6)%
Aerospace and Industrial Equipment (AIE)	17,038	11.6	21,216	11.0	(4,178)	(19.7)
Hi-Tech	49,514	33.7	57,837	30.1	(8,323)	(14.4)
Other	47,729	32.5	61,987	32.2	(14,258)	(23.0)
Total revenue	146,864	100.0	192,426	100.0	(45,562)	(23.7)
Cost of services	128,698	87.6	169,285	88.0	(40,587)	(24.0)
Gross profit	18,166	12.4	23,141	12.0	(4,975)	(21.5)
Operating and administrative expenses	16,274	11.1	15,774	8.2	500	3.2
Restructuring and other related costs	331	0.2	—	—	331	NM
Impairment	10,653	7.3	—	—	10,653	NM
Operating profit (loss)	$(9,092)	(6.2)	$7,367	3.8	$(16,459)	(223.4)

NM - Not meaningful.

Revenue decreased for the third quarter of 2015 as compared to the third quarter of 2014 due to decreases in all industry verticals. OGC revenue decreased primarily due to reduced spending for Canadian pipeline staffing as a result of a shift to more normalized maintenance and customer reductions in capital spending due to declines in oil prices. Revenue in the "Other" industry vertical decreased primarily due to decreased spending by existing customers. Revenue in Hi-Tech declined primarily due to reduced staffing at a large customer. The decrease in AIE revenue is primarily due to decreased demand by existing enterprise staffing customers. In addition, currency exchange rates negatively impacted revenues, primarily in the OGC and "Other" industry verticals.

Gross profit decreased for the third quarter of 2015 as compared to the third quarter of 2014 primarily due to the decrease in revenue. Gross profit margin increased slightly for the third quarter of 2015 as compared to the third quarter of 2014.

Operating and administrative expenses increased during the third quarter of 2015 as compared to the third quarter of 2014 primarily due to investments in additional recruiting and sales capacity in the U.S. specialty staffing and UK staffing businesses, partially offset by reduced costs associated with lower business volumes. Operating costs during the third quarter of 2015 include a $10.7 million goodwill impairment charge in the "Other" industry vertical related to our AndersElite business in the UK and $0.3 million charge in restructuring and other related costs.

Operating profit decreased for the third quarter of 2015 as compared to the third quarter of 2014 primarily due to the goodwill impairment charge and reduction in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Staffing Services (PSS) - Continued
Nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

The following table presents changes in revenue by industry vertical along with selected financial information for the indicated periods:

	Nine Months Ended
	September 30,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$101,203	22.1%	$140,866	25.3%	$(39,663)	(28.2)%
Aerospace and Industrial Equipment (AIE)	55,209	12.1	61,716	11.1	(6,507)	(10.5)
Hi-Tech	154,545	33.8	177,866	31.9	(23,321)	(13.1)
Other	146,725	32.1	176,847	31.7	(30,122)	(17.0)
Total revenue	457,682	100.0	557,295	100.0	(99,613)	(17.9)
Cost of services	401,931	87.8	489,399	87.8	(87,468)	(17.9)
Gross profit	55,751	12.2	67,896	12.2	(12,145)	(17.9)
Operating and administrative expenses	46,699	10.2	47,766	8.6	(1,067)	(2.2)
Restructuring and other related costs	378	0.1	(249)	—	627	(251.8)
Impairment	10,653	2.3	—	—	10,653	NM
Operating profit (loss)	$(1,979)	(0.4)	$20,379	3.7	$(22,358)	(109.7)

NM - Not meaningful.

Revenue decreased for the first nine months of 2015 as compared to the first nine months of 2014 due to decreases in all industry verticals. OGC revenue decreased primarily due to reduced Canadian pipeline staffing as a result of a shift to more normalized maintenance and customer reductions in capital spending due to declines in oil prices. Revenue in the "Other" industry vertical decreased primarily due to a decrease in spending by existing North American customers, partially offset by an increase in spending in the UK construction and rail business. The increase in spending in the UK construction and rail business was more than offset by the negative impact of currency exchange rates. Hi-Tech revenue decreased primarily due to reduced staffing at a large customer. The decrease in AIE revenue is primarily due to reduced spending by enterprise staffing customers. In addition, currency exchange rates negatively impacted revenues, primarily in the OGC and "Other" industry verticals.

Gross profit decreased for the first nine months of 2015 as compared to the first nine months of 2014 primarily due to the decrease in revenue. Gross profit margin remained flat for the first nine months of 2015 as compared to the first nine months of 2014.

Operating and administrative expenses decreased during the first nine months of 2015 as compared to the first nine months of 2014 primarily due to reduced costs associated with lower business volumes, partially offset by investments in additional recruiting and sales capacity in the U.S. specialty staffing and UK staffing businesses. Operating costs during the first nine months of 2015 include a $10.7 million goodwill impairment charge in the "Other" industry vertical related to our AndersElite business in the UK and $0.4 million charge in restructuring and other related costs, compared to a credit of $0.2 million in restructuring and other related costs during the first nine months of 2014.

Operating profit decreased for the first nine months of 2015 as compared to the first nine months of 2014 primarily due to the reduction in gross profit and the goodwill impairment charge.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI)
Three months ended September 30, 2015 as compared to the three months ended September 30, 2014

The following table presents changes in revenue by service type along with selected financial information for the indicated periods:

	Three Months Ended
	September 30,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$10,106	74.8%	$11,600	77.8%	$(1,494)	(12.9)%
Royalties and Franchise Fees	3,399	25.2	3,318	22.2	81	2.4
Total revenue	13,505	100.0	14,918	100.0	(1,413)	(9.5)
Cost of services	6,889	51.0	7,962	53.4	(1,073)	(13.5)
Gross profit	6,616	49.0	6,956	46.6	(340)	(4.9)
Operating and administrative expenses	4,689	34.7	5,235	35.1	(546)	(10.4)
Operating profit	$1,927	14.3	$1,721	11.5	$206	12.0

Revenue decreased for the third quarter of 2015 as compared to the third quarter of 2014 primarily due to the decrease in contract staffing revenue. The decrease in contract staffing revenue is primarily due to a decrease in billable staffing headcount.

Gross profit decreased in the third quarter of 2015 as compared to the third quarter of 2014 primarily due to the reduction in contract staffing revenue, offset by a slight increase in royalty and franchise fees. Gross profit margin increased due to the shift in revenue mix to higher margin royalties and franchise fees.

Operating and administrative expenses decreased during the third quarter of 2015 as compared to the third quarter of 2014 primarily due to lower sales expenses related to contract staffing, partially offset by increased spending on payroll and other staff related costs.
Operating profit increased for the third quarter of 2015 as compared to the third quarter of 2014 as the decrease in operating and administrative expenses more than offset the decrease in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI) - Continued
Nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

The following table presents changes in revenue by service type along with selected financial information for the indicated periods:

	Nine Months Ended
	September 30,
	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$30,052	75.1%	$34,480	78.3%	$(4,428)	(12.8)%
Royalties and Franchise Fees	9,956	24.9	9,581	21.7	375	3.9
Total revenue	40,008	100.0	44,061	100.0	(4,053)	(9.2)
Cost of services	20,351	50.9	23,505	53.3	(3,154)	(13.4)
Gross profit	19,657	49.1	20,556	46.7	(899)	(4.4)
Operating and administrative expenses	14,700	36.7	15,823	35.9	(1,123)	(7.1)
Operating profit	$4,957	12.4	$4,733	10.7	$224	4.7

Revenue decreased for the first nine months of 2015 as compared to the first nine months of 2014 primarily due to the decrease in contract staffing revenue, partially offset by an increase in franchise fees and royalty revenue. Contract staffing revenue decreased primarily due to a decrease in billable staffing headcount. Royalties and franchise fees increased due to the addition of new franchises and increased permanent placement royalties.

Gross profit decreased in the first nine months of 2015 as compared to the first nine months of 2014 primarily due to the reduction in contract staffing revenue, partially offset by an increase in franchise fees and royalties. Gross profit margin increased due to the shift in revenue mix to higher margin royalties and franchise fees.

Operating and administrative expenses decreased during the first nine months of 2015 as compared to the first nine months of 2014 due primarily to lower sales expenses related to contract staffing, offset by increased spending on payroll and other staff related costs.
Operating profit increased slightly for the first nine months of 2015 as compared to the first nine months of 2014 as the decrease in operating and administrative expenses more than offset the decrease in gross profit.

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
On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited (each a “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”). The Credit Agreement established a $75.0 million revolving line of credit facility (including a $5.0 million UK overdraft facility), with a five-year term ending on November 29, 2017. Borrowings under this line of credit may be used by the Borrowers for general business purposes or for letters of credit. As of September 30, 2015, there were $3.0 million outstanding borrowings and $3.2 million of letters of credit outstanding under the Credit Agreement. See Note 8-Short—Term Borrowings, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report for more information relating to the Credit Agreement.
As of September 30, 2015, the Company had cash and cash equivalents of $26.4 million and $39.2 million is available to borrow under the Credit Agreement. Borrowings under the Credit Agreement may be limited from time to time by certain financial covenants. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2015.

In October 2015, the Company borrowed $30.7 million million under the Credit Agreement in order to fund the acquisition of EdgeRock Technologies, LLC (see Note 13—Subsequent Events, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report).

On October 30, 2015, the Company entered into a new credit agreement with Bank of America, N.A. and other lenders that established a secured $150.0 million revolving line of credit facility, with a five-year term ending on October 30, 2020. (see Note 13—Subsequent Events, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report).
As of September 30, 2015, approximately 40% of the Company's cash and cash equivalents were held by certain non-U.S. subsidiaries, principally Canadian and UK entities, and denominated in foreign currencies, principally Canadian dollars and British pounds sterling. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries, because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.
The Company’s billing and cash collection cycle for the Company's largest customer is based on their monthly fiscal calendar which can cause significant fluctuations in cash receipts in any given period.
Cash and cash equivalents decreased from $36.3 million on December 31, 2014 to $26.4 million on September 30, 2015.
The following table summarizes the net cash impact, by classification, from the Company's consolidated statements of cash flows for the indicated periods:

	Nine Months Ended
	September 30,
	2015	2014	Change

Operating Activities	$2,426	$16,449	$(14,023)
Investing Activities	(4,902)	(7,759)	2,857
Financing Activities	(6,137)	(10,734)	4,597
Effect of exchange rate changes on cash and cash equivalents	(1,278)	(357)	(921)
Net decrease in cash and cash equivalents	$(9,891)	$(2,401)	$(7,490)
Operating Activities
For the first nine months of 2015, the Company generated $2.4 million net cash in operating activities, which is a $14.0 million decrease from the comparable period in 2014. The decrease is primarily due to lower net income and decreased collections of accounts receivable, partially offset by lower payroll-related payments due to the timing of pay cycles.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Investing Activities
For the first nine months of 2015, the Company used $4.9 million net cash in investing activities, which is a $2.9 million decrease from the comparable period in 2014. The reduction in the use of cash is primarily due to the receipt of $1.2 million in proceeds from the sale of a non-operating corporate asset, lower capital expenditures and, to a lesser extent, proceeds received during the first nine months of 2015 from the sale of the Company's interest in a Mexico-based engineering design company.
Financing Activities
For the first nine months of 2015, net cash used in financing activities was $6.1 million compared to $10.7 million during the comparable period in 2014. The decrease in cash used in financing activities is primarily due to an increase in net borrowings under the Company's short term borrowing facility and a change in book overdrafts.

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

Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures
The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date to provide reasonable assurance that information reported in this Form 10-Q Report is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting during the Company's third quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CDI Corp.
Date:	November 5, 2015	By:	/s/ Michael S. Castleman
Michael S. Castleman
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Share Purchase Agreement by and among CDI Corporation, EdgeRock Technologies, LLC, the sellers listed on the signature pages hereto and MEP Advisors, LLC solely in its capacity as representative of the sellers dated as of October 6, 2015, incorporated by reference from Exhibit 2.1 of CDI Corp's Form 8-K dated October 6, 2015, File No. 001-05519, as filed with the Securities and Exchange Commission on October 13, 2015.

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