Form 10-K
period 2015-12-31
CDI CORP
filed 2016-03-03
CIK 18396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
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
Large accelerated filer     ☐                    Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ YES ☒ NO
As of June 30, 2015, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $190.6 million computed by reference to the reported price at which the common equity was last sold on the New York Stock Exchange on June 30, 2015, which was the last business day of the registrant's most recently completed second fiscal quarter.
The number of shares outstanding of each of the registrant's classes of common stock as of February 26, 2016 was as follows:

Common stock, $0.10 par value Class B common stock, $0.10 par value	19,704,096 Shares None

Documents Incorporated By Reference
Portions of the registrant's definitive proxy statement for its 2016 annual meeting of shareholders (to be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year end of December 31, 2015) are incorporated by reference into Part III of this Form 10-K.

CDI CORP.

Caution Concerning Forward–Looking Statements
This annual report on Form 10-K (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we and our representatives may make statements that are forward-looking. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness or volatility in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers' projects or the inability of our customers to pay our fees; the termination of a major customer contract or project; the uncertain timing and funding of new contract awards and renewals; the failure to achieve the anticipated benefits of acquisitions, and difficulties in integrating acquired businesses with CDI; the inability to obtain favorable price and other terms for any acquisition and divestitures we may do; delays or reductions in government spending; credit risks associated with our customers; competitive market pressures; foreign currency fluctuations; restrictions on the availability of funds and on our activities under our asset-based, secured credit facility; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our professional employees and our temporary employees; our performance on customer contracts; negative outcome of pending and future claims and litigation; improper disclosure or loss of sensitive or confidential company, customer, employee or candidate information, including personal data; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about these and other risks and uncertainties may be found in our filings with the United States Securities and Exchange Commission (SEC), particularly in the “Risk Factors” section in Part I, Item 1A of this Form 10-K Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context otherwise requires, all references herein to “CDI,” the “Registrant,” the “Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART I.

Item 1.    Business

General
CDI Corp. and its subsidiaries (NYSE:CDI) provide engineering, information technology and staffing solutions. The Company's customers operate in a variety of industries, including oil, gas and chemical, aerospace and industrial equipment, information technology, and other industry verticals such as infrastructure, U.S. defense and transportation. The Company's customers include corporate, federal, state and municipal entities. The Company serves customers through offices and delivery centers in the United States (U.S.), Canada and the United Kingdom (UK).  The Company also provides staffing services through its global MRINetwork® of franchisees.

On October 6, 2015, the Company acquired EdgeRock Technologies, LLC (EdgeRock), a provider of enterprise resource planning (ERP) and other specialist IT staffing, including business intelligence and data analytics, for cash consideration of $33.4 million, plus up to an additional $4.0 million of cash contingent on EdgeRock's operating performance for the twelve months ending October 31, 2016. The acquisition is intended to expand the Company into more specialized areas of IT staffing, enabling CDI to better meet growing demand from existing and new customers for specialized and experienced technology talent. See Note 4—Acquisitions and Disposition, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report.

In December 2015, the Company approved a restructuring plan to better align its organization and operations with the Company's strategy. See Note 6—Restructuring and Other Related Costs, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report.

Services
The Company provides engineering, information technology and staffing solutions to customers through the Company's reporting segments as follows:

•
Global Engineering and Technology Solutions (GETS) - GETS provides engineering and information technology solutions that involve principally the production of deliverable work products or services performed at a CDI facility or at a customer's facility under the supervision of CDI personnel. These solutions typically include analysis of a customer's engineering or information technology needs and the development of a solution that generally ranges in duration from several months to multiple years. Depending on the industry, engineering services can include feasibility studies, architectural and structural designs, technology and process assessments, conceptual designs, pricing studies, preliminary designs, execution planning, procurement optimization, detailed designs, testing and validation of regulatory compliance, construction management, technology integration and operating and maintenance support. Information technology services can include assessments, business application services, web development, service-desk support, quality assurance and testing and program management. GETS provides these solutions through a flexible delivery model consisting of centers of excellence, with concentrated skill sets required for larger, more complex projects, regional centers to service local needs of customers; and customer-centered offices to deliver site-specific services.

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

•
Management Recruiters International (MRI) - MRI is a global franchisor that does business as MRINetwork® and provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers. The MRI franchisees provide permanent placement services primarily under the brand names Management Recruiters®, Sales Consultants® and OfficeMates 5®. MRI also provides training and support, implementation and back-office services to enable franchisees to pursue contract staffing opportunities.

Business Strategy
During 2015, the Company conducted a strategic and operational review of its business, resulting in a new long-term strategy. The Company’s mission is to create extraordinary outcomes with its customers by delivering solutions based on highly skilled professional talent. The key elements of the Company’s strategy are as follows:

•
To focus on highly specialized information technology and engineering skill sets that meet the rapidly evolving needs of existing and new customers, and thereby improving both the growth and margin profile of the Company;

•	To leverage industry and solution domain expertise that provide unique competitive differentiation for the Company;

•	To deploy specialized talent and domain expertise via flexible delivery models encompassing staffing, project and managed solutions;

•	To improve operational efficiency through the continued introduction of common processes, tools and systems; and

•	To utilize active portfolio management to optimize the composition of the Company’s business portfolio in support of the Company’s strategy, including acquisitions and divestitures.

Geographical Information
See Note 14—Reporting Segments, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report for disclosures related to geographical information.

Other Information
The Company was incorporated in Pennsylvania on July 30, 1985. It is the successor registrant to CDI Corporation, which was incorporated in Pennsylvania on September 16, 1950.

Customers/Markets
The Company's customers consist primarily of: multi-national, national and regional companies; and U.S. Federal, state and local governments. The Company provides its services to customers in a variety of industries, including oil, gas and chemical, aerospace and industrial equipment, information technology, infrastructure, U.S. defense and transportation. Revenue from the Company's largest customer, International Business Machines Corporation (IBM), accounted for approximately 15% of total CDI consolidated revenue in 2015.

MRI provides trademarks and business systems, as well as service, training, support and ancillary services to its franchisees, to enable them to be successful in their businesses. MRI seeks to sell new franchises and renew existing franchises. New franchisees have typically been brought into the MRI network primarily on a referral basis from existing franchisees and through direct marketing. MRI's business is not dependent on any single franchisee.

Pricing
The Company generally determines its pricing based on mark-ups of its employees' or contractors' hourly rates of pay. Pricing for fixed-priced contracts is generally based on an assessment of the level of effort, scope of work, execution risk and deliverable obligations. Permanent placement revenue is based on agreed-upon rates, which generally is a percentage of the candidate's initial annual compensation or a fixed fee.

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

MRI's revenue includes contract staffing revenues, royalties on permanent placements and initial franchise fees. MRI receives royalty fees based on a percentage of the franchisee's permanent placement fees and any other revenue collected. New franchise agreements generally have a term of 10 years. Individual franchises may be acquired by qualified candidates both in the U.S. and internationally. The domestic pricing structure includes an initial fee and a royalty rate schedule. Contract staffing revenue is typically priced as a mark-up on hourly pay rates.

Competition
The Company competes in national and regional markets with numerous engineering and information technology outsourcing companies and with temporary staffing and permanent placement firms. All segments of the Company's operations face competition in attracting both customers and high-quality personnel with specialized skills. Customers typically invite several companies to bid for contracts, which the Company believes are awarded primarily on the basis of prior performance, reputation, value-added services, technological capability and price. The Company believes it derives a competitive advantage from its lengthy experience with and long-standing commitment to the industries it serves, long-term relationships with its customers, technical capabilities, and geographic presence.

The engineering and information technology outsourcing business is highly fragmented. Certain of the Company's competitors have greater financial resources and offer a broader range of services and others are smaller and tend to be more specialized. The extent of competition varies according to particular markets and geographic areas. The degree and type of competition is also influenced by the type and scope of a particular project.

The temporary staffing and permanent placement businesses are very competitive and highly fragmented, with limited barriers to entry into the market. In many areas, local companies are the strongest competitors. Price competition among companies and pricing pressures from customers are significant in the staffing services industry.

The Company's primary competitors include: Jacobs Engineering Group Inc.; AECOM Technology Corporation; Day & Zimmermann, Inc.; Gibbs and Cox, Inc.; Chicago Bridge & Iron Company N.V.; Belcan, LLC; S&B Engineers and Constructors, Ltd.; CIBER, Inc.; Computer Task Group, Inc.; ManpowerGroup, Inc.; Aerotek, Inc.; Adecco S.A.; Randstad Holding N.V.; Hays plc; Robert Half International, Inc.; Heidrick & Struggles International, Inc.; Korn/Ferry International; Kforce, Inc. and On Assignment, Inc.

Safeguards-Business, Disaster and Contingency Planning
CDI has a number of safeguards that seek to protect the Company from various system-related risks. Given the significant amount of data generated in the Company's key processes, including customer-related projects, recruiting, payroll, and customer invoicing, CDI has implemented redundant system processing capabilities designed to limit risk related to hardware failure. CDI's systems are hosted at a secure Tier III+ rated third-party data center facility. Additionally, CDI utilizes a secondary backup facility to store critical data off-site in the event of a catastrophic issue at the primary location. CDI maintains and annually tests its Information Technology Disaster Recovery Plan for its core systems and associated data.

Employees
As of December 31, 2015, CDI had approximately 900 staff employees. In addition, CDI had approximately 7,500 employees and other workers engaged as billable personnel. The number of billable employees and other workers varies in relation to the number of projects and assignments in progress at any particular time.

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

CDI's business could be negatively affected by unfavorable economic conditions.
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

While CDI manages its cost structure in response to reduced demand for our services, these efforts may not be successful in us being profitable or maintaining our level of profitability.

CDI's business is dependent on capital spending by customers in the industries we serve, and cuts in capital spending may result in the loss of revenue and profitability.
Demand for a significant portion of CDI's services is highly dependent upon the level of capital spending by our customers, especially in our engineering and project outsourcing businesses and in certain portions of our staffing business. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on our customers' needs for project outsourcing and both temporary and permanent employees. During the most recent recession and in its aftermath, there were delays and cancellations of projects due to credit constraints and weak economic conditions experienced by some of our customers. Such delays and cancellations can adversely affect CDI's revenue and profitability.

Our revenue is subject to uncertainties and cyclicality. Our results of operations depend on, among other factors, new business contracts and contract renewals, and the selection process and timing for performing these contracts are subject to contingencies beyond our control. In addition, our customer contracts and arrangements may be adjusted, canceled or suspended by our customers, in most cases on short notice.
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

Many of the industries we serve are cyclical, and fluctuations in commodity prices could also have a material adverse impact on our operating results. Our concentration in the energy sector makes our business results more vulnerable to the impact of swings in oil and gas prices.
Many of the industries CDI serves (such as the oil, gas and chemical industries) historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in domestic and international economic activity. Consequently, CDI's results of operations have fluctuated and may continue to fluctuate depending on the demand for services from these cyclical industries. Fluctuations in commodity prices (such as chemicals or oil and gas, which have experienced significant price declines in the recent past) can have a significant impact on our engineering outsourcing and staffing businesses, since those prices have a direct effect on our customers' decisions to add personnel and to invest in capital projects. Significant changes in commodity prices can negatively impact the financial returns on those projects, which may result in projects being delayed or canceled, which in turn could have a material adverse impact on our operating results. CDI's significant concentration of customers in the energy sector can result in significant volatility in our financial condition and operating results.

A substantial portion of CDI's revenue is derived from a few major customers, and the loss of one or more major customers could have a material adverse effect on our financial results.
Currently, CDI’s revenue is concentrated from a relatively small number of major customers. The loss of one or more major customers or projects, or a significant decrease in the volume of business that we receive from such major customers or projects, could have a material adverse effect on CDI's financial condition and results of operations. Revenue from one customer, IBM, accounted for approximately 15% of total CDI consolidated revenue in 2015. Our current contract with IBM was extended at the end of 2014, with a new three-year term, but is subject to termination by IBM with or without cause at any time.

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

Contracts with the U.S. Federal Government, for example, are subject to the uncertainties of Congressional funding. In recent years, automatic budget cuts under sequestration and partial government shutdowns have resulted in the disruption of ongoing programs, facilities closures and personnel reductions in the defense sector, which in turn have had adverse consequences on our U.S. Government business.

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
In connection with certain of our project outsourcing services, the Company performs engineering and other services in various types of facilities, including major industrial facilities, where accidents or system failures can have serious consequences. CDI also provides engineering and related services in connection with major products such as aircraft engines and naval ships. Any catastrophic occurrences in excess of insurance limits relating to locations or products which are engineered by CDI or locations where our services are performed could result in significant professional liability, product liability and other claims against us. Furthermore, the project outsourcing services CDI provides expose us to additional risks, including equipment failures, personal injuries, property damage and unforeseen engineering, architectural and environmental problems, each of which could significantly impact our performance and materially impact our financial condition and results of operations.

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

If we were to provide customers with construction services along with our engineering and procurement services, we would be exposed to additional risks, including greater risks relating to employee safety, greater liability in our customer contracts, compliance with environmental, health and safety laws, additional requirements to provide performance bonds or letters of credit, and increased reliance on subcontractors and suppliers, all of which could result in additional costs and liabilities to us.

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

Government contracts are subject to specific procurement regulations, profit and cost controls, and a variety of other legal requirements. For example, under contracts with the U.S. Federal Government, we must comply with the Federal Acquisition Regulation, the Truth in Negotiations Act, the Cost Accounting Standards, the Service Contract Act and Department of Defense security regulations. We are also subject to government audits, investigations and proceedings and so-called “qui tam” actions brought by individuals or the government under the U.S. False Claims Act or under similar state and local laws. Government agencies routinely review and audit government contractors to determine whether allowable costs are in accordance with applicable regulations.

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

CDI's existing credit facility is secured by substantially all of the company’s assets, and borrowings may be limited by our level of eligible accounts receivable. The credit agreement contains restrictive covenants. CDI's ability to access additional credit also could be limited.
In October 2015, CDI entered into a new credit agreement (the “2015 Credit Agreement”) with Bank of America, N.A. and other lenders under which we have access to a $150 million asset-based revolving line of credit facility (the “Credit Facility”) that terminates in October 2020. Borrowings under the Credit Facility are secured by liens on substantially all of our assets. The amount available for borrowing at any time is determined based on the value of our eligible accounts receivable. The amount available for borrowing under the Credit Facility could be significantly reduced if there is a reduction in our eligible accounts receivable due to weak economic conditions, poor operational performance or other factors. Any loss or material reduction in our ability to access funds under the Credit Facility could materially and negatively impact our liquidity.

The 2015 Credit Agreement includes specific limitations (subject to various exceptions) on our ability to take certain actions, which include incurring other indebtedness, making acquisitions and other investments, and disposing of assets other than in the ordinary course of business. The failure to comply with any of these restrictive covenants would cause a default under the 2015 Credit Agreement. A default (whether resulting from a breach of the restrictive covenants, the failure to pay amounts due under the 2015 Credit Agreement, or otherwise), if not waived or cured, could cause CDI's debt under the Credit Facility to become immediately due and payable, could terminate our ability to obtain funds under the Credit Facility, could lead to the lenders seizing our assets that are their security under the Credit Facility, and could result in the lenders maintaining substantial control over our bank accounts and funds. In such a situation, we may not be able to repay the debt or borrow sufficient funds to refinance the debt, and even if new financing is available, it may not be on terms acceptable to us. If our lenders were to exercise their ability to seize our assets and exercise control over our bank accounts, this could cause serious disruption in our business and operations. Additionally, if we need to obtain a waiver under the Credit Facility or if we seek other financing, if available, our cost of borrowing could significantly increase and we could face more restrictive covenants. This could materially and adversely affect CDI's results of operations and financial condition.

Although CDI has in the past generally financed much of its operations using cash provided by operations, at times we may depend on the availability of credit to support our working capital needs, grow our business and to help fund business acquisitions. The state of the global credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of debt securities. There is no guarantee that CDI will be able to renew the Credit Facility on terms as favorable as those in the existing facility, and if we were unable to do so, CDI's costs of borrowing and our business may be materially adversely affected.

We could experience significant losses if customers fail to pay amounts owed to CDI.
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

CDI has significant payroll-related costs, such as workers' compensation, unemployment taxes and medical benefits, which are subject to increases caused by government regulation and other factors, and such increases could reduce our profits.
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

Our costs, particularly in our staffing business, could increase as a result of recent health care reform laws.
In 2010 the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Acts”) were signed into U.S. law. The Health Care Acts represent comprehensive U.S. health care reform legislation that, in addition to other provisions, subjects large employers like CDI to potential penalties unless we offer our employees health care coverage that meets certain affordability, value and coverage standards. To comply with the employer mandate provision of the Health Care Acts, we offer health care coverage to all of our temporary and permanent employees who are eligible for coverage under the Health Care Acts. Designating employees as eligible is complex and is subject to challenge by employees and the Internal Revenue Service. While we believe we have properly identified eligible employees, a later determination that we failed to offer the required health coverage to eligible employees could result in penalties that may materially harm our business. We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms, and we could face additional risks arising from future changes to the Health Care Acts or changed interpretations of our obligations under the Health Care Acts. There can be no assurance that we will be able to raise the rates we charge to our customers to recover all related costs or that they will be recovered in the period in which the costs are incurred, and the net impact on our results of operations could be significant.

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
The efficient operation of CDI's business is dependent on information technology systems and networks, some of which are cloud-based or managed by third parties. Information systems are inherently vulnerable to security breaches by computer hackers and cyber terrorists. Our defense and energy businesses may make CDI a target for cyber attacks. Cybersecurity attacks are evolving and include malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. We have devoted and will continue to devote significant resources to the security of our information systems. We rely on industry-accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not always be adequate to properly prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could materially and adversely affect our business and results of operations. We maintain insurance to cover certain of these cybersecurity risks, but that insurance is subject to limits and self-insured retentions.

Our reputation could be harmed and we could incur significant liabilities if there was improper disclosure of employee or customer data.
CDI's business involves the use, storage and transmission of information about its employees, candidates, customers and franchisees. The protection of such information, as well as CDI data, is critical to us. We have established policies and procedures to help protect the security and privacy of this information. However, the regulatory environment surrounding information security and personal data privacy is increasingly demanding, with the frequent enactment of new and constantly changing requirements. Privacy breaches may require notification and other remedies which can be costly and which may have other serious adverse consequences for our business, including regulatory penalties and fines and oversight by state or federal regulatory agencies.

We also, from time to time, export sensitive customer data and technical information to recipients outside the U.S. CDI has a policy in place that requires an analysis prior to the export of any products, software, data, technology or other information from our systems to determine if any restrictions apply to the export. We have also established policies and procedures to help protect the security and privacy of this information.

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
CDI outsources certain payroll, employee benefits administration, information technology and other functions to companies that specialize in performing those services. The failure of such outside service providers to adequately perform such services could have a material adverse effect on our business and operations. Such third parties may also face risks relating to cybersecurity and possible breaches of data privacy laws which are similar to the risks faced by CDI as described above. We seek to reduce those risks by requiring audits of the relevant third parties' information technology processes or by performing other due diligence inquiries regarding such processes, but there can be no assurance that such parties will not experience cybersecurity or data privacy breaches which could adversely affect our employees, customers and business.

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
From time to time, various types of legal claims arise in connection with the ordinary conduct of our business. CDI's customers may make claims based on our alleged failure to perform in accordance with contract requirements. Since our project business often involves responsibility to produce specified deliverables, these types of claims may arise more frequently in those business operations. In addition, employees of CDI may make a variety of claims including workplace injury claims and employment-related claims such as discrimination, harassment, and wage and hour claims. Since CDI's staffing business involves employing a large number of individuals on a temporary basis and placing them in customer workplaces where we have limited ability to control the workplace environment, these types of claims may arise more frequently in those business operations. Customers in the staffing business may also allege claims based on the conduct of staffing employees assigned to the customer's worksite. In addition, CDI is subject to possible government claims or fines for violations of various laws.

Our financial results could be harmed by foreign currency fluctuations, weak foreign economies or unfavorable foreign political developments in connection with CDI's international operations.
CDI's international operations are material to our business, and our reported financial condition and results of operations are exposed to the effects (both positive and negative) of fluctuating exchange rates. CDI's exposure to foreign currency fluctuations currently relates primarily to operations denominated in Canadian dollars and British pounds sterling. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as our investment in the net assets related to these operations. CDI has at times in the past (including in 2015) engaged, and may in the future engage, in hedging activities with respect to certain of its foreign operations.

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
The U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials and others for the purpose of obtaining or retaining business. CDI's internal policies mandate compliance with these anti-corruption laws. We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, there can be no assurance that our internal control policies and procedures will protect us from reckless or criminal acts committed by our employees or agents in violation of our policies. Expansion of our business outside the U.S. (including in developing countries) could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

CDI faces competition from lower-cost, offshore outsourcing companies, which may result in a loss of market share and reduced profitability.
Over the years there has been increasing pressure from customers on their suppliers to outsource certain areas of their businesses to lower-cost offshore locations. Many engineering and IT outsourcing and staffing companies already have or are seeking offshore solutions to support their technology and business process functions, and as a result, a significant amount of domestic technology and engineering project work utilizes offshore capabilities as alternatives to domestic resources. CDI has not established significant lower-cost outsourcing centers, though it has occasionally partnered with offshore companies to provide additional lower cost options to its customers. We may expand our service delivery capabilities outside the U.S. in the future. Conducting business through offshore arrangements entails additional compliance and regulatory issues and may result in additional costs to CDI. CDI's partnering arrangements are subject to our ability to maintain good working relationships with our foreign partners and on our partners' ability to fulfill their obligations under our agreements with them. Changes in the supply and demand for offshore personnel with the training to perform the engineering and IT services sought by CDI's customers, as well as other factors affecting offshore labor costs, could raise CDI's costs, which would put pressure on our margins. Also, other offshore solution providers could develop direct relationships with CDI's customers resulting in a significant loss of CDI's market share and revenue.

Our business could be disrupted by natural or man-made disasters. Certain of our offices and customers operate in areas that may be impacted by severe weather conditions.
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

Acquisitions and divestitures present risks and uncertainties.
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

Also as part of its strategy, CDI may undertake divestitures as well as acquisitions. Any divestitures will be accompanied by risks commonly encountered in the sale of businesses, which may include the following: disrupting our ongoing businesses; reducing our revenues; not obtaining full value for the divested business; losing key personnel; distracting management focus from our existing businesses; indemnification claims against CDI for breaches of representations and warranties in sale agreements; retaining unforeseen liabilities for the divested business if a buyer fails to honor all of its commitments; damaging relationships with employees and customers as a result of transferring a business to new owners; and the failure to close a sale transaction due to conditions, such as financing or regulatory approvals, not being satisfied.

Our brand and reputation are key assets and competitive advantages of our company, and our business may be affected by how we are perceived in the marketplace.
Our ability to attract and retain customers and employees is affected by external perceptions of our brand and reputation. Reputational damage from negative perceptions or publicity could damage our reputation with customers and employees as well as prospective customers and employees. We may not be successful in detecting, preventing, or negating all changes in or impacts upon our reputation. Negative perceptions or publicity could have a material adverse effect on our business and financial results.

We bear the risk of cost overruns in fixed-price contracts.
CDI sometimes enters into fixed-price contracts with customers, primarily for engineering project services. Revenue recognized under fixed-price contracts accounted for less than 5% of 2015 consolidated revenue. Under these fixed-price contracts, prices are established based on cost and scheduling estimates, which in turn are based in part on an evaluation of the scope of work and assumptions about the prices and availability of skilled personnel, equipment and materials. If our price estimates for a particular project prove to be inaccurate, if there are errors or ambiguities as to contract specifications, or if there are unanticipated technical problems, then cost overruns may occur, and we could experience reduced profits or a loss for that project. Cost overruns may also be caused by changes in the scope of the project after the contract has been entered into or by a failure of the parties to adequately define and agree upon the entire scope of the project at inception. In those cases, there may be disputes between the parties over who should pay for the cost overruns. We will attempt to negotiate change orders to recover the additional costs, but there can be no assurance that we will be successful in these negotiations with our customers. In general, fixed-price contracts can offer greater profit potential but also entail more inherent risk both in terms of possible financial losses and the potential for significant disputes with customers than contracts containing pricing on a time-and-materials basis.

A charge for impairment of goodwill or other intangible assets could have a material adverse effect on our reported results of operations.
We are required to test the goodwill and other indefinite-lived intangible assets carried on our consolidated balance sheets for possible impairment on an annual basis based upon a fair value approach. As of December 31, 2015, CDI had $66.2 million of goodwill and other intangible assets, representing 19.5% of our total assets of $339.1 million.

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

The Company performed its annual assessment as of July 1, 2015 and determined that the carrying values of the Company's
PSS EMEA (AndersElite) and GETS Aerospace and Industrial Equipment (GETS AIE) reporting units exceeded their fair values. As a result of the assessment, the Company recorded an aggregate goodwill impairment charge of $21.0 million to "Impairment" in the consolidated statements of operations, comprised of $10.7 million and $10.4 million in PSS EMEA and GETS AIE, respectively.

Effective December 31, 2015, the Company performed an interim assessment for impairment of goodwill and other indefinite-lived intangible assets due to a sustained decrease in the Company's stock price and market capitalization. The Company's assessment determined that the fair values for each of the Company's reporting units were substantially in excess of their related carrying values as of December 31, 2015.

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
When we prepare our financial statements, we estimate our income tax liabilities with respect to the various jurisdictions in which we do business. Significant judgment is required in determining the provision for income tax liabilities in our financial statements and in forecasting our effective income tax rate for a given period. The provision for income taxes and tax liability in the future could be materially and adversely affected by numerous factors, including changes in tax laws, regulations or accounting principles, changes in the valuation of deferred tax assets and liabilities, and audits by taxing authorities. We may not be able to generate sufficient profits in the future to realize the benefit of our net deferred tax assets.

If CDI fails to maintain an effective system of internal controls over financial reporting, it may not be able to accurately report its financial results or prevent fraud. As a result, investors could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.
Effective internal controls are necessary for CDI to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We devote significant attention to establishing and maintaining effective internal controls. Any failure to implement required new or improved controls or difficulties encountered in their implementation could affect our operating results or cause us to fail to meet reporting obligations in future periods. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a significant negative effect on the market price of CDI stock.

We perform certain projects through joint ventures or other business arrangements, which may expose CDI to additional risks and uncertainties.
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

Our stock price may be subject to significant volatility and could suffer a decline in value. Our stock repurchase program may not result in any specific number of shares being acquired.
The market price of our common stock may be subject to significant volatility. It has, in the recent past and may in the future, suffer substantial declines. We believe that many factors, including several which are beyond our control, have a significant effect on the market price of our common stock. These include actual or anticipated variations in our quarterly financial results, changes in financial estimates by securities analysts, announcements regarding acquisitions or divestitures, changes in industry trends or conditions, and changes in general economic conditions and the financial markets. In January 2016, CDI announced a stock repurchase program under which up to $20 million of our common stock may be repurchased from time to time and at prices we consider appropriate. However, this program does not obligate us to acquire any specific number of shares. Share price volatility over a given period may cause the average price at which CDI repurchases its own stock to exceed the stock’s price at a given point in time.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties

The Company maintains major facilities in the following locations, all of which are leased:

Segment	Location	Description

Corporate/MRI	Philadelphia, Pennsylvania	Executive offices/MRI offices
GETS	Ebensburg, Pennsylvania	Engineering center
GETS	Baton Rouge, Louisiana	Engineering center
GETS	Cincinnati, Ohio	Engineering center
GETS	Houston, Texas	Engineering center
Corporate/GETS	Cross Lanes, West Virginia	Shared services center and Hi-Tech service operations
GETS	Norfolk, Virginia	Engineering center
PSS	Boston, Massachusetts	Staffing center
PSS/GETS	Phoenix, Arizona	Engineering center, staffing center and Hi-Tech service operations

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

	High	Low	Cash Dividends

2015
Fourth quarter	$9.39	$6.46	$0.13
Third quarter	13.25	8.36	0.13
Second quarter	14.71	11.93	0.13
First quarter	19.24	13.16	0.13

2014
Fourth quarter	18.00	14.28	0.13
Third quarter	15.92	12.91	0.13
Second quarter	17.74	13.50	0.13
First quarter	18.89	16.57	0.13

Dividends
Cash dividends have been paid quarterly during the past two years. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s earnings, cash flows, financial condition and capital requirements. The Company's 2015 Credit Agreement with Bank of America, N.A. and other lenders limits the Company with respect to, among other things, making dividend payments that immediately after giving effect thereto, cause or continue to cause an event of default, as that term is defined in the 2015 Credit Agreement. In addition, the 2015 Credit Agreement restricts the Company from making dividend payments above certain amounts unless, after giving effect to the dividend, the Company maintains certain levels of availability under its credit facility and, depending on the level of availability, its consolidated fixed charge coverage ratio is equal to or greater than 1:1 for the trailing four fiscal quarters. See Note 7—Credit Facilities, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report for a further description of the restrictions under the 2015 Credit Agreement.

On January 25, 2016, the Company announced that its Board of Directors approved the elimination of the company's dividend. See Note 16—Subsequent Events, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report.

Shareholders
As of February 26, 2016, there were 343 shareholders of record of the Company’s common stock. A single record shareholder account may however represent multiple beneficial owners, including holders of shares in street name accounts. Including those multiple beneficial owners, the Company estimates that the total number of shareholders of the Company’s common stock on February 26, 2016 was approximately 5,000. See Part III, Item 12 and Note 8—Share-Based Compensation, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report, for information relating to securities authorized for issuance under the Company’s equity compensation plans.

Comparative Stock Performance
The following graph sets forth the cumulative total shareholder return (assuming an investment of $100 on December 31, 2010 and the reinvestment of any dividends) for the last five fiscal years on: CDI stock, the Standard & Poor's (S&P) 500 Index, and CDI's peer group.

CDI's peer group (Peer Group) is comprised of the following companies: AECOM Technology Corp.; Chicago Bridge & Iron Company N.V.; CIBER, Inc.; Computer Task Group, Inc.; Heidrick & Struggles International, Inc.; Jacobs Engineering Group, Inc.; Kforce, Inc.; Korn/Ferry International; ManpowerGroup, Inc.; and Robert Half International, Inc.

	December 31,
	2010	2011	2012	2013	2014	2015

CDI Corp.	$100.00	$77.22	$99.51	$110.49	$109.11	$44.51
S&P 500 Index - Total Return	100.00	102.11	118.45	156.82	178.28	180.75
Peer Group	100.00	74.00	71.00	103.38	101.55	106.48

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
None.

Purchases of Equity Securities by the Issuer
The Company did not repurchase any of the Company’s common stock during the quarter ended December 31, 2015.

On January 25, 2016, the Company announced that its Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"), under which the Company is authorized to repurchase up to $20 million of its common stock. See Note 16—Subsequent Events, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report.

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

	Year ended December 31,
	2015	2014	2013	2012	2011

Earnings Data:
Revenue	$985,494	$1,122,972	$1,087,859	$1,104,958	$1,059,803
Net income (loss) attributable to CDI (1), (2), (3), (4), (5), (6)	$(37,003)	$3,082	$12,884	$19,116	$14,833

Earnings (loss) per common share:
Basic	$(1.88)	$0.16	$0.66	$0.99	$0.77
Diluted	$(1.88)	$0.16	$0.65	$0.97	$0.77
Weighted-average shares outstanding - Basic	19,676	19,577	19,442	19,344	19,144
Weighted-average shares outstanding - Diluted	19,676	19,790	19,739	19,745	19,356

Cash dividends paid per common share (7)	$0.52	$0.52	$0.39	$0.65	$0.52

Balance Sheet Data:
Total assets	$339,097	$372,220	$405,807	$400,705	$392,516
Long-term obligations	$14,071	$15,024	$17,397	$16,717	$15,524
Total equity	$221,243	$274,353	$285,174	$279,780	$267,031

(1)	The Company recorded restructuring charges to operations in 2015, 2014, 2013 and 2011 in the amounts of $4.2 million, $3.6 million, $5.7 million and $8.1 million, respectively.

(2)
The Company recorded impairment charges to operations in 2015 and 2014 in the amounts of $21.5 million and $14.7 million, respectively, related to the impairment of goodwill, definite-lived intangibles and other assets.

(3)	In 2015, the Company recorded a valuation allowance for deferred tax assets in the amount of $15.0 million.

(4)	In 2013, the Company recorded a $3.3 million benefit to operations related to the settlement of legal claims pursued by the Company.

(5)	In 2013, the Company recorded a $1.8 million benefit to operations related to the reduction of an acquisition earnout liability.

(6)	In 2011, the Company recorded a $9.7 million benefit to operations related to the successful legal appeal to reduce a fine imposed by the United Kingdom Office of Fair Trade.

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

Executive Overview
Business Overview
CDI provides engineering, information technology and staffing solutions. The Company's customers operate in a variety of industries, including oil, gas and chemicals (OGC), aerospace and industrial equipment (AIE), information technology (Hi-Tech), and other (Other) industry verticals such as infrastructure, U.S. defense, and transportation. The Company's customers include corporate, federal, state and municipal entities. The Company serves customers through offices and delivery centers in the United States (U.S.), Canada and the United Kingdom (UK).  The Company also provides staffing services through its global MRINetwork® of franchisees.
The Company operates through its three reporting segments: Global Engineering and Technology Solutions (GETS), Professional Staffing Services (PSS) and Management Recruiters International (MRI). GETS provides engineering and information technology solutions that involve the production of deliverable work products or services performed at a CDI facility or at a customer's facility under the supervision of CDI personnel. PSS provides staffing services to customers on a national or enterprise scale as well as specialized and retail staffing services on a local or regional scale. MRI is a global franchisor that provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers.
The Company's results of operations can be affected by economic conditions, capital spending by customers and business confidence. The Company is undertaking a strategic transformation and operational turnaround. As a result, the Company will make select investments and take other actions to improve business results and may experience volatility in financial performance. Historical trends may not be indicative of future trends.
Fiscal Year 2015 Overview
Revenue in 2015 decreased by $137.5 million or 12.2% as compared to 2014 due to a decrease in all three segments, but most significantly in PSS. Gross profit decreased by $21.7 million as the decrease in volume was partially offset by the impact of an increase in gross profit margin, which increased primarily as a result of a shift in revenue mix toward higher margin GETS from lower margin PSS. The Company reported an operating loss in 2015 of $28.6 million compared to an operating profit of $5.4 million in 2014, primarily due to the decrease in gross profit and an increase in impairment charges and operating and administrative expenses in 2015. In 2015, the Company recorded a valuation allowance for deferred tax assets in the amount of $15.0 million. Net loss attributable to CDI was $37.0 million in 2015 as compared to net income attributable to CDI of $3.1 million in 2014.

On October 6, 2015, the Company acquired EdgeRock Technologies, LLC (EdgeRock), a provider of enterprise resource planning (ERP) and other specialist IT staffing, including business intelligence and data analytics, for cash consideration of $33.4 million, including a working capital adjustment of $2.1 million that was paid in the first quarter of 2016, plus up to an additional $4.0 million of cash contingent on EdgeRock's operating performance for the twelve months ending October 31, 2016. The acquisition is intended to expand the Company into more specialized areas of IT staffing, enabling CDI to better meet growing demand from existing and new customers for specialized and experienced technology talent. The results of EdgeRock have been included within the results of the PSS segment from the acquisition date. See Note 4—Acquisitions and Disposition, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report.
During 2015, the Company recorded an aggregate $21.5 million in impairment charges, predominantly comprised of goodwill impairment charges of $10.4 million and $10.7 million in GETS and PSS, respectively. See Note 5—Goodwill and Other Intangible Assets in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report.
In December 2015, the Company approved a restructuring plan (the “2015 Restructuring Plan”) to better align its organization and operations with the Company's strategy. In association with the 2015 Restructuring Plan, in the fourth quarter of 2015, the Company recorded a charge of $3.6 million to "Restructuring and other related costs" in the consolidated statement of operations. The plan is expected to be completed during 2016 and include additional charges of approximately $0.5 million to $0.7 million in 2016 related to further consolidation of facilities and systems. See Note 6 - Restructuring and Other Related Costs in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations
Fiscal Year 2015 versus 2014
Consolidated Results of Operations
The following table presents changes in revenue by segment along with selected financial information for 2015 and 2014:

	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$326,127	33.1%	$335,382	29.9%	$(9,255)	(2.8)%
PSS	606,207	61.5	728,686	64.9	(122,479)	(16.8)
MRI	53,160	5.4	58,904	5.2	(5,744)	(9.8)
Total Revenue	$985,494	100.0	$1,122,972	100.0	$(137,478)	(12.2)
Gross profit	$184,901	18.8	$206,557	18.4	$(21,656)	(10.5)
Operating and administrative expenses	$187,433	19.0	$182,873	16.3	$4,560	2.5
Restructuring and other related costs	$4,217	0.4	$3,645	0.3	$572	15.7
Impairment (1)	$21,537	2.2	$14,653	1.3	$6,884	47.0
Loss on disposition	$310	—	$—	—	$310	NM
Operating profit (loss)	$(28,596)	(2.9)	$5,386	0.5	$(33,982)	NM
Net income (loss) attributable to CDI (2)	$(37,003)	(3.8)	$3,082	0.3	$(40,085)	NM
Cash flow provided by operations	$14,265		$14,788		$(523)	(3.5)
Effective income tax rate	(30.0)%		41.5%

(1)	In 2015 and 2014, the Company recorded $21.5 million and $14.7 million, respectively, in charges related to the impairment of goodwill, definite-lived intangibles and other assets.

(2)	In 2015, the Company recorded a valuation allowance for deferred tax assets in the amount of $15.0 million.
NM–Not meaningful.
Revenue decreased primarily due to a decrease in PSS. PSS revenue decreased primarily due to reduced Canadian pipeline staffing in the OGC vertical, North America staffing in the "Other" industry vertical, staffing at a large customer in the Hi-Tech vertical and the negative impact of exchange rates, partially offset by contributions from EdgeRock from the date of acquisition on October 6, 2015. GETS revenue decreased primarily due to reduced spending by a large commercial aviation customer in the AIE vertical, partially offset by increased spending by existing downstream customers in the OGC vertical. MRI revenue decreased primarily due to lower contract staffing volumes.
Gross profit decreased primarily due to the decrease in revenue and, to a lesser extent, decrease in the gross profit margin in GETS. Overall gross profit margin increased slightly as the shift in revenue mix toward higher margin GETS business was partially offset by lower margins in GETS. Within GETS, gross profit margin decreased due to lower margins in the AIE and Other verticals and a shift in revenue mix toward OGC business from AIE business.
Operating profit decreased primarily due to the decrease in gross profit and increase in impairment charges and operating and administrative expenses. Operating and administrative expenses increased primarily due to acquisition related costs in 2015, including $2.1 million of amortization of acquired intangible assets related to the EdgeRock acquisition and $1.3 million in costs related to completion of the EdgeRock acquisition, an increase in costs associated with general corporate and international business development activities, and increased information technology costs, particularly associated with systems to support revenue production. These increases were partially offset by reduced costs associated with lower business volumes.
The effective income tax rates for both periods were impacted by valuation allowances on deferred tax assets, discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no tax benefit. Effective income tax rates can be significantly impacted when pre-tax results are at a level such that these items have a disproportional impact on the effective tax rate. See Note 10—Income Taxes, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report for further information.
Corporate
Corporate expenses consist of operating expenses that are not allocated to the reporting units under segment reporting. Corporate expenses were $21.1 million in 2015 compared to $17.5 million in 2014. The increase in corporate expenses was primarily due to an increase in costs associated with corporate and international business development activities.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Global Engineering and Technology Solutions (GETS)

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS in 2015 and 2014:

	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$149,530	45.9%	$142,351	42.4%	$7,179	5.0%
Aerospace and Industrial Equipment (AIE)	59,880	18.4	73,420	21.9	(13,540)	(18.4)
Hi-Tech	31,187	9.6	32,145	9.6	(958)	(3.0)
Other	85,530	26.2	87,466	26.1	(1,936)	(2.2)
Total revenue	326,127	100.0	335,382	100.0	(9,255)	(2.8)
Cost of services	242,441	74.3	245,278	73.1	(2,837)	(1.2)
Gross profit	83,686	25.7	90,104	26.9	(6,418)	(7.1)
Operating and administrative expenses	80,843	24.8	81,463	24.3	(620)	(0.8)
Restructuring and other related costs (1), (2)	2,185	0.7	2,244	0.7	(59)	(2.6)
Impairment (3), (4)	10,884	3.3	14,653	4.4	(3,769)	(25.7)
Loss on disposition	310	0.1	—	—	310	NM
Operating loss	$(10,536)	(3.2)	$(8,256)	(2.5)	$(2,280)	NM

(1)
In 2015, the Company's GETS segment recorded a $2.2 million restructuring charge, comprised of $2.0 million related to the 2015 Restructuring Plan announced in the fourth quarter of 2015 and $0.2 million related to the 2014 Restructuring Plan.

(2)
In 2014, the Company's GETS segment recorded a $2.2 million restructuring charge, comprised of $1.8 million related to the 2014 Restructuring Plan announced in the fourth quarter of 2014 and $0.4 million related to the 2013 Restructuring Plan.

(3)	In 2015, the Company's GETS segment recorded $10.9 million of charges related to the impairment of goodwill and other assets.

(4)	In 2014, the Company's GETS segment recorded $14.7 million of charges related to the impairment of goodwill, definite-lived intangibles and other assets.
NM–Not meaningful.

Revenue decreased due to decreases in the AIE, Hi-Tech and "Other" industry verticals, partially offset by an increase in the OGC industry vertical. The decrease in AIE revenue was primarily due to reduced spending by a large commercial aviation customer. The decrease in the "Other" industry vertical revenue was primarily due to reduced spending for architectural engineering services in Infrastructure. The increase in OGC revenue was primarily due to increased spending by existing downstream customers.

Gross profit and gross profit margin decreased primarily due to decreased volume and pricing from a large commercial aviation customer in the AIE industry vertical, higher medical benefits costs and an overall shift in revenue mix toward lower margin OGC business.

Operating and administrative expenses decreased slightly primarily due to decreased personnel and infrastructure costs, partially offset by increased costs to facilitate growth in the OGC industry vertical. Operating results during 2015 included a $10.9 million goodwill impairment charge in the AIE industry vertical and $2.2 million in restructuring and other related costs, compared to $14.7 million of goodwill and other asset impairment charges and $2.2 million in restructuring and other related costs during 2014.

Operating loss increased for 2015 as compared to 2014 primarily due to the decrease in gross profit partially offset by decreases in impairment charges and, to a lesser extent, operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Staffing Services (PSS)
The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS in 2015 and 2014:

	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$132,573	21.9%	$184,289	25.3%	$(51,716)	(28.1)%
Aerospace and Industrial Equipment (AIE)	72,023	11.9	82,910	11.4	(10,887)	(13.1)
Hi-Tech	199,967	33.0	228,199	31.3	(28,232)	(12.4)
Other	201,644	33.3	233,288	32.0	(31,644)	(13.6)
Total revenue	606,207	100.0	728,686	100.0	(122,479)	(16.8)
Cost of services	531,142	87.6	639,948	87.8	(108,806)	(17.0)
Gross profit	75,065	12.4	88,738	12.2	(13,673)	(15.4)
Operating and administrative expenses	66,251	10.9	63,143	8.7	3,108	4.9
Restructuring and other related costs (1), (2)	1,182	0.2	1,001	0.1	181	18.1
Impairment (3)	10,653	1.8	—	—	10,653	NM
Operating profit (loss)	$(3,021)	(0.5)	$24,594	3.4	$(27,615)	(112.3)

(1)
In 2015, the Company's PSS segment recorded an aggregate $1.2 million charge related to the 2015 Restructuring Plan announced in the fourth quarter of 2015 and adjustments to the 2014 Restructuring Plan.

(2)
In 2014, the Company's PSS segment recorded an aggregate $1.0 million charge related to the 2014 Restructuring Plan announced in the fourth quarter of 2014 and adjustments to the 2013 Restructuring Plan.

(3)	In 2015, the Company's PSS segment recorded a charge of $10.7 million related to the impairment of goodwill.
NM–Not meaningful.

Revenue decreased in all industry verticals. OGC revenue decreased primarily due to reduced Canadian pipeline staffing as a result of a shift to more normalized maintenance and customer reductions in capital spending due to declines in oil prices. Revenue in the "Other" industry vertical decreased primarily due to a decrease in spending by existing North American customers, partially offset by the $10.2 million in revenue contributed by EdgeRock from the date of acquisition on October 6, 2015. Hi-Tech revenue decreased primarily due to reduced staffing at a large customer. The decrease in AIE revenue was primarily due to reduced spending by enterprise staffing customers. In addition, currency exchange rates negatively impacted revenues, primarily in the OGC and "Other" industry verticals.

Gross profit decreased primarily due to the decrease in revenue, partially offset by a slight increase in gross profit margin attributable to EdgeRock.

Operating and administrative expenses increased primarily due to $2.1 million of amortization of acquired intangible assets related to the EdgeRock acquisition in 2015, operating costs associated with EdgeRock, and investments in additional recruiting and sales capacity in the U.S. and UK staffing businesses, all partially offset by reduced costs associated with lower business volumes. Operating results during 2015 included a $10.7 million goodwill impairment charge in the "Other" industry vertical related to the UK staffing business and a $1.2 million charge in restructuring and other related costs, compared to a $1.0 million charge in restructuring and other related costs during 2014.

Operating profit decreased primarily due to the reduction in gross profit, goodwill impairment charge in 2015 and increase in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI)

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI in 2015 and 2014:

	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$40,044	75.3%	$45,807	77.8%	$(5,763)	(12.6)%
Royalties and Franchise Fees	13,116	24.7	13,097	22.2	19	0.1
Total revenue	53,160	100.0	58,904	100.0	(5,744)	(9.8)
Cost of services	27,010	50.8	31,189	52.9	(4,179)	(13.4)
Gross profit	26,150	49.2	27,715	47.1	(1,565)	(5.6)
Operating and administrative expenses	20,138	37.9	20,925	35.5	(787)	(3.8)
Restructuring and other related costs (1)	—	—	259	0.4	(259)	NM
Operating profit	$6,012	11.3	$6,531	11.1	$(519)	(7.9)

(1)	In 2014, the Company's MRI segment recorded a $0.3 million charge related to the 2014 Restructuring Plan announced in the fourth quarter of 2014.
NM–Not meaningful.

Revenue decreased predominantly due to a decrease in contract staffing revenue. Contract staffing revenue decreased primarily due to a decrease in billable staffing headcount. Royalties and franchise fees increased slightly as increases in domestic royalties were offset by declines in international royalties.

Gross profit decreased primarily due to the reduction in contract staffing revenue. Gross profit margin increased due to the shift in revenue mix to higher margin royalties and franchise fees.

Operating and administrative expenses decreased primarily due to lower sales expenses related to contract staffing, partially offset by increased spending on payroll and other staff related costs.
Operating profit decreased as the decrease in gross profit was partially offset by a decrease in operating and administrative expenses and the absence of restructuring and other related costs in 2015.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Fiscal Year 2014 versus 2013
Consolidated Results of Operations

The following table presents changes in revenue by segment along with selected financial information for 2014 and 2013:

	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
GETS	$335,382	29.9%	$321,289	29.5%	$14,093	4.4%
PSS	728,686	64.9	708,598	65.1	20,088	2.8
MRI	58,904	5.2	57,972	5.3	932	1.6
Total Revenue	$1,122,972	100.0	$1,087,859	100.0	$35,113	3.2
Gross profit	$206,557	18.4	$206,641	19.0	$(84)	—
Operating and administrative expenses (1), (2)	$182,873	16.3	$180,009	16.5	$2,864	1.6
Restructuring and other related costs (3)	$3,645	0.3	$5,716	0.5	$(2,071)	(36.2)
Impairment (4)	$14,653	1.3	$—	—	$14,653	NM
Operating profit	$5,386	0.5	$20,916	1.9	$(15,530)	(74.2)
Net income attributable to CDI	$3,082	0.3	$12,884	1.2	$(9,802)	(76.1)
Cash flow used in operations	$14,788		$16,100		$(1,312)	(8.1)
Effective income tax rate	41.5%		37.3%

(1)	In 2013, the Company's GETS segment recorded a $3.3 million benefit related to the settlement of legal claims pursued by the Company.

(2)	In 2013, the Company's GETS segment recorded a $1.8 million benefit related to the reduction of an acquisition earnout liability.

(3)	In 2014 and 2013, the Company recorded $3.6 million and $5.7 million, respectively, in charges related to restructuring activities.

(4)	In 2014, the Company's GETS segment recorded $14.7 million of charges related to the impairment of goodwill, definite-lived intangibles and other assets.
NM–Not meaningful.
Revenue increased due to increases in PSS, GETS and, to a lesser extent, MRI. PSS revenue increased primarily due to increased demand in the OGC vertical for site-based pipeline technicians and, to a lesser extent, increases in the "Other" and AIE industry verticals, partially offset by reduced staffing at a large existing customer in the Hi-Tech vertical and net unfavorable foreign exchange rates. GETS revenue increased primarily due to increased growth in the OGC vertical, partially offset by ongoing reduced defense spending by the U.S. Federal government and reduced state and local government spending on infrastructure in the "Other" industry vertical.
Gross profit decreased slightly primarily due to the decrease in gross profit margins in GETS and PSS, partially offset by an increase in volume. The decrease in gross profit margin within GETS was primarily due to deterioration in margin of certain fixed price contracts in OGC and to a lesser extent, reduced revenue in the higher margin infrastructure business and margin deterioration in AIE. The lower gross profit margin within PSS was primarily due to reduced margins in the UK and increase in mix of lower margin OGC program staffing business. Program staffing has higher than average operating profit margins but lower than average gross profit margins.
Operating profit decreased in 2014 as compared to 2013. Operating profit in 2014 included $14.7 million of impairment charges and a $3.6 million restructuring charge. Operating profit in 2013 included a $5.7 million restructuring charge, $3.3 million benefit related to a legal settlement and $1.8 million benefit from a reduction of an acquisition earnout liability. Excluding the restructuring charges, impairments in 2014 and the legal settlement and earnout reversal in 2013, operating profit increased primarily due to the cost savings achieved in 2014 as a result of the restructuring undertaken in the fourth quarter of 2013.
The effective income tax rates for both periods were impacted by discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no tax benefit.
Corporate
Corporate expenses consist of operating and administrative expenses that are not allocated to the reporting units under segment reporting. Corporate expenses were $17.3 million in 2014 compared to $18.4 million for 2013. The reduction in corporate expenses were primarily due to cost savings as a result of the restructuring undertaken in the fourth quarter of 2013.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Global Engineering and Technology Solutions (GETS)

The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for GETS for 2014 and 2013:

	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$142,351	42.4%	$122,478	38.1%	$19,873	16.2%
Aerospace and Industrial Equipment (AIE)	73,420	21.9	74,729	23.3	(1,309)	(1.8)
Hi-Tech	32,145	9.6	30,409	9.5	1,736	5.7
Other	87,466	26.1	93,673	29.2	(6,207)	(6.6)
Total revenue	335,382	100.0	321,289	100.0	14,093	4.4
Cost of services	245,278	73.1	231,488	72.0	13,790	6.0
Gross profit	90,104	26.9	89,801	28.0	303	0.3
Operating and administrative expenses (1), (2)	81,463	24.3	75,991	23.7	5,472	7.2
Restructuring and other related costs (3), (4)	2,244	0.7	2,412	0.8	(168)	(7.0)
Impairment (5)	14,653	4.4	—	—	14,653	NM
Operating profit (loss)	$(8,256)	(2.5)	$11,398	3.5	$(19,654)	(172.4)

(1)	In 2013, the Company's GETS segment recorded a $3.3 million benefit related to the settlement of legal claims pursued by the Company.

(2)	In 2013, the Company's GETS segment recorded a $1.8 million benefit related to the reduction of an acquisition earnout liability.

(3)
In 2014, the Company's GETS segment recorded a $2.2 million restructuring charge. This charge was comprised of $1.8 million related to the 2014 Restructuring Plan announced in the fourth quarter of 2014 and $0.4 million related to the 2013 Restructuring Plan.

(4)	In 2013, the Company's GETS segment recorded a $2.4 million charge related to the 2013 Restructuring Plan announced in the fourth quarter of 2013.

(5)	In 2014, the Company's GETS segment recorded $14.7 million of charges related to the impairment of goodwill, definite-lived intangibles and other assets.
NM–Not meaningful.

Revenue increased due to the increase in revenue in the OGC and Hi-Tech industry verticals, partially offset by decreases in the "Other" and AIE industry verticals. The increase in OGC revenue was primarily due to an increase in projects from industrial chemical customers and, to a lesser extent, midstream pipeline customers. The increase in Hi-Tech revenue was primarily due to an increase in demand from existing customers. The decrease in the "Other" industry vertical revenue was primarily driven by the ongoing reduced defense spending by the U.S. Federal government due to sequestration and reduced state and local government spending on infrastructure engineering activities. The decrease in AIE revenue was primarily due to decreased demand from a large commercial aviation customer and our data acquisition and analysis systems business.

Gross profit increased slightly as the increase in volume was predominantly offset by the decrease in gross profit margin driven by deterioration in margin of certain fixed price contracts in OGC and, to a lesser extent, due to reduced revenues in our higher margin infrastructure and government services business, and margin deterioration in AIE.

Operating and administrative expenses increased $5.5 million. Operating profit in 2014 included $14.7 million of impairment charges. In 2013, operating and administrative expenses included a $3.3 million benefit related to a legal settlement and a $1.8 million benefit from a reduction of an acquisition earnout liability. Excluding the impairments in 2014 and the legal settlement and earnout reversal in 2013, operating and administrative expenses increased primarily due to an increase in operating costs associated with the increase in OGC volume, partially offset by cost savings as a result of the restructuring undertaken in the fourth quarter of 2013.

Operating profit decreased primarily due to the 2014 impairment charges and the increase in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Professional Staffing Services (PSS)
The following table presents changes in revenue by industry vertical, cost of services, gross profit, operating and administrative expenses and operating profit for PSS in 2014 and 2013:

	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Oil, Gas and Chemicals (OGC)	$184,289	25.3%	$144,411	20.4%	$39,878	27.6%
Aerospace and Industrial Equipment (AIE)	82,910	11.4	74,784	10.6	8,126	10.9
Hi-Tech	228,199	31.3	277,782	39.2	(49,583)	(17.8)
Other	233,288	32.0	211,621	29.9	21,667	10.2
Total revenue	728,686	100.0	708,598	100.0	20,088	2.8
Cost of services	639,948	87.8	619,052	87.4	20,896	3.4
Gross profit	88,738	12.2	89,546	12.6	(808)	(0.9)
Operating and administrative expenses	63,143	8.7	66,245	9.3	(3,102)	(4.7)
Restructuring and other related costs (1)	1,001	0.1	2,269	0.3	(1,268)	(55.9)
Operating profit	$24,594	3.4	$21,032	3.0	$3,562	16.9

(1)
In 2014, the Company's PSS segment recorded an aggregate $1.0 million charge related to the 2014 Restructuring Plan announced in the fourth quarter of 2014 and adjustments to the 2013 Restructuring Plan.

(2)	In 2013, the Company's PSS segment recorded a $2.3 million charge related to the 2013 Restructuring Plan announced in the fourth quarter of 2013.

Revenue increased due to the increase in revenue in the OGC, "Other" and AIE industry verticals, partially offset by a decrease in revenue in the Hi-Tech industry vertical. OGC revenue growth was primarily due to increased demand for site-based pipeline technicians at existing customers, partially offset by a weaker Canadian dollar. Revenue in the "Other" industry vertical increased primarily due to the growth in the UK and, to a lesser extent, a stronger British Pound, partially offset by a decrease in non-program staffing in North America. The increase in AIE revenue was primarily due to increased demand from existing customers. Revenue in Hi-Tech declined primarily due to reduced staffing demand at the Company's largest customer.

Gross profit decreased slightly as the increase in volume was more than offset by the decrease in gross profit margin. Gross profit margin decreased primarily due to a decline in the gross profit margin in the UK and an increase in the mix of lower margin program staffing OGC pipeline business. Program staffing has higher than average operating profit margins but lower than average gross profit margins.

Operating and administrative expenses decreased primarily due to cost savings achieved in 2014 as a result of the restructuring undertaken in the fourth quarter of 2013, partially offset by an increase in personnel costs to support growth in the UK.

Operating profit increased primarily due to the reduction in operating and administrative expenses and reduced restructuring charges, partially offset by the reduction in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI)

The following table presents changes in revenue by service type, cost of services, gross profit, operating and administrative expenses and operating profit for MRI in 2014 and 2013:

	2014		2013		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$45,807	77.8%	$44,328	76.5%	$1,479	3.3%
Royalties and Franchise Fees	13,097	22.2	13,644	23.5	(547)	(4.0)
Total revenue	58,904	100.0	57,972	100.0	932	1.6
Cost of services	31,189	52.9	30,678	52.9	511	1.7
Gross profit	27,715	47.1	27,294	47.1	421	1.5
Operating and administrative expenses	20,925	35.5	19,378	33.4	1,547	8.0
Restructuring and other related costs (1), (2)	259	0.4	313	0.5	(54)	(17.3)
Operating profit	$6,531	11.1	$7,603	13.1	$(1,072)	(14.1)

(1)	In 2014, the Company's MRI segment recorded a $0.3 million restructuring charge related to the 2014 Restructuring Plan announced in the fourth quarter of 2014.

(2)	In 2013, the Company's MRI segment recorded a $0.3 million restructuring charge related to the 2013 Restructuring Plan announced in the fourth quarter of 2013.

Revenue increased primarily due to an increase in contract staffing revenue, partially offset by a reduction in royalty revenue. Contract staffing revenue increased due to increased demand for staffing. Royalties and franchise fees decreased primarily due to reduced permanent placement royalties.

Gross profit increased primarily due to the increase in contract staffing volume, partially offset by the reduction in royalties and franchise fees. Gross profit margin remained flat due primarily to the decrease in royalties and franchise fees which was offset by a shift to higher margin business within contract staffing.

Operating and administrative expenses increased due primarily to higher sales expenses related to contract staffing and additional spending on professional development for new and existing franchisees.
Operating profit decreased primarily due to the increase in operating and administrative expenses, partially offset by the increase in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations and borrowings under credit facilities. The Company's principal uses of cash are operating expenses, capital expenditures, working capital requirements and debt service. Management expects that the Company's current cash balances, cash generated from operations and available borrowing capacity will be sufficient to support the Company's working capital requirements and capital expenditures for at least the next twelve months.

On October 30, 2015, the Company and several of its subsidiaries (collectively, the “Borrowers”) entered into a secured lending facility (the “2015 Credit Agreement”) with Bank of America, N.A. and other lenders. The 2015 Credit Agreement established a $150.0 million revolving line of credit facility which also includes an option to expand the facility by up to $75.0 million subject to agreement by the lenders, with a five-year term ending on October 30, 2020. Borrowings under the 2015 Credit Agreement may be used by the Borrowers for general business purposes including capital expenditures and permitted acquisitions and investments. See Note 7—Credit Facilities, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report for more information relating to the 2015 Credit Agreement.

As of December 31, 2015, there were $18.8 million of outstanding borrowings and $3.3 million of letters of credit outstanding under the 2015 Credit Agreement. As of December 31, 2015, the Company had cash and cash equivalents of $16.9 million and $120.7 million available to borrow under the 2015 Credit Agreement. The Company was in compliance with all covenants under the 2015 Credit Agreement as of December 31, 2015.

The Company's primary source of cash is cash generated from operations. The Company provides services to customers, which it typically bills on a weekly, bi-weekly or monthly basis. Payment terms with customers can range from advance payments to more than 60 days. Expansions and contractions of the Company's business operations can have a significant impact on accounts receivable and available cash. Expansions of the Company's business operations generally result in an initial decrease in cash due to increased payroll costs and an initial increase in outstanding accounts receivable associated with higher business volumes. Contractions in the Company's business operations generally result in an initial increase in cash due to the continued collections of outstanding accounts receivable and decreased payroll costs associated with lower business volumes. The Company's accounts receivable balances were $205.7 million and $219.6 million as of December 31, 2015 and 2014, respectively.

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

As of December 31, 2015, approximately 50% of the Company's cash and cash equivalents were held by certain non-U.S. subsidiaries, principally Canadian and UK entities, and denominated in foreign currencies, principally Canadian dollars and British pounds sterling. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.

The following table summarizes the net cash flows, by category, from the Company's consolidated statements of cash flows:

	Year ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Operating Activities	$14,265	$14,788	$16,100	$(523)	$(1,312)
Investing Activities	(38,448)	(8,699)	(7,387)	(29,749)	(1,312)
Financing Activities	5,788	(13,771)	(6,381)	19,559	(7,390)

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Operating Activities
During 2015, net cash provided by operating activities was $14.3 million, a decrease of $0.5 million as compared to 2014. The decrease in net cash generated by operations was primarily due to the decline in net income, after adjusting for non-cash items, substantially offset by improvements in working capital requirements and income tax payments.

During 2014, net cash provided by operating activities was $14.8 million, a decrease of $1.3 million as compared to 2013. The decrease in net cash generated by operations was primarily due to the decline in net income, after adjusting for non-cash items, partially offset by improvements in working capital requirements and lower income tax payments. Working capital requirements decreased primarily due to improved collections.

During 2013, net cash provided by operating activities was $16.1 million, a decrease of $21.0 million as compared to 2012. Cash flow provided by operating activities decreased primarily due to the decline in net income, after adjusting for non-cash items, and an increase in working capital requirements.

Investing Activities
During 2015, net cash used in investing activities was $38.4 million, an increase of $29.7 million as compared to 2014 primarily due to the $31.3 million and $0.9 million purchases of EdgeRock Technologies, LLC and recruitment business from Ship Shape Resources, respectively, partially offset by $1.2 million in proceeds from the sale of a non-operating corporate asset.

During 2014, net cash used in investing activities was $8.7 million, an increase of $1.3 million as compared to 2013. The increase was primarily due to higher capital expenditures to support growth in GETS and implement a new recruiting platform in PSS.

During 2013, net cash used in investing activities was $7.4 million, an increase of $0.8 million as compared to 2012. The increase was primarily due to an increase in capital expenditures.

Financing Activities
During 2015, net cash provided by financing activities was $5.8 million, a $19.6 million increase in cash as compared to 2014. The increase in net cash provided by financing activities was primarily due to 2015 borrowings related to the acquisition of EdgeRock and to support working capital requirements in the UK. This was offset by the payment of debt issuance costs related to entry into the 2015 Credit Agreement.

During 2014, net cash used in financing activities was $13.8 million, a $7.4 million increase in the use of cash as compared to 2013. The increase in net cash used in financing activities was primarily due to the increase in cash dividends paid, a change in book overdrafts and an increase in net repayments under the Company's credit agreement. During December 2012, the Company accelerated the payment of the first quarter 2013 dividend typically paid in March in the amount of $2.5 million, or $0.13 per share, to holders of record as of the close of business on December 14, 2012.

During 2013, net cash used in financing activities was $6.4 million, a $7.7 million decrease in the use of cash as compared to 2012. The decrease in net cash used in financing activities was primarily due to the reduction in cash dividends paid and a change in book overdrafts. During December 2012, the Company accelerated the payment of the first quarter 2013 dividend typically paid in March in the amount of $2.5 million, or $0.13 per share, to holders of record as of the close of business on December 14, 2012.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Contractual Obligations and Commitments
The following table summarizes the Company's outstanding contractual obligations and commitments as of December 31, 2015:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating lease commitments (1)	$35,099	$10,891	$16,942	$6,447	$819
Letters of credit (2)	3,280	3,159	121	—	—
Purchase obligations (3)	13,358	7,050	5,621	687	—
Other (4)	2,202	2,202	—	—	—
Total	$53,939	$23,302	$22,684	$7,134	$819

(1)
Represents future minimum rental commitments under non-cancelable leases before sublease payments of between $0.1 million and $0.2 million that are expected to be received for the years 2016 through 2019. The Company expects to fund these commitments with existing cash, cash flows from operations and its borrowing capacity under its 2015 Credit Agreement. (See Note 11 - Commitments, Contingencies and Legal Proceedings, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report.)

(2)	Represents letters of credit issued through domestic banks as required by certain insurance carriers, primarily in connection with the Company's workers' compensation plan.

(3)
Purchase obligations consist primarily of normal and customary technology maintenance, on-line job posting and search services contracts and conference reservations. The Company expects to fund these commitments with existing cash, cash flows from operations and its borrowing capacity under its 2015 Credit Agreement.

(4)
Represents remaining employee severance and related costs expected to be paid pursuant to the 2015 and 2014 Restructuring Plans. (See Note 6 - Restructuring and Other Related Costs, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report.)

On January 25, 2016, the Company announced that its Board of Directors approved the Stock Repurchase Program, under which the Company is authorized to repurchase up to $20 million of its common stock from time to time and at prices considered appropriate by the company. The stock repurchases may be made via privately negotiated transactions, open market purchases, block trades or by other means at management's discretion in compliance with applicable securities laws. The timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. The company is not required to repurchase any specific number of shares and the Stock Repurchase Program may be modified, suspended or discontinued at any time without prior notice. The Stock Repurchase Program will remain in effect until fully utilized or until modified, suspended or discontinued.

In connection with the new repurchase program, the Board also approved the elimination of the company's dividend.

Off-Balance Sheet Arrangements
The Company does not have any significant off-balance sheet arrangements other than those disclosed in Note 11 -Commitments, Contingencies and Legal Proceedings, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report. There are no off-balance sheet arrangements that are reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

Income Taxes
The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. As of December 31, 2015, the Company had net deferred tax assets of $1.7 million. This included $2.1 million (net of valuation allowance) which relates primarily to state net operating loss carry forwards. A determination on the basis of objective factors was made that it is more likely than not that the net deferred tax assets will be realized through future years' income. In the event that actual results differ from these estimates and assessments, the valuation allowances may be adjusted. A valuation allowance has been recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. The valuation allowance at December 31, 2015 and December 31, 2014 was $20.1 million and $5.2 million, respectively. In 2015, the Company added $15.0 million to the valuation allowance, of which $11.3 million related to the Company's federal deferred tax assets, $3.5 million related to state tax benefits and $0.2 million related to foreign deferred tax assets due to cumulative tax losses. In 2014 the Company released $0.3 million of valuation allowance due primarily to foreign exchange movement. In 2013, the Company released $0.9 million from the valuation allowance for foreign deferred tax assets due primarily to the disposal of the AndersElite Australia Pty Limited business.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Allowance for Doubtful Accounts
The Company's principal asset is its accounts receivable. Substantially all of the Company's customers are provided trade credit. The Company's customers are primarily large and mid-sized organizations. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company considers a number of factors in determining the allowance for doubtful accounts, including an assessment of customer-specific information, the Company's historical experience, the age of the receivable and current market and economic conditions. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required. As of December 31, 2015 and 2014, the allowance for doubtful accounts was $1.9 million and $2.0 million, respectively.

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

The Company performed its annual assessment as of July 1, 2015 and determined that the carrying values of the Company's
PSS EMEA (AndersElite) and GETS Aerospace and Industrial Equipment (GETS AIE) reporting units exceeded their fair values. As a result of the assessment, the Company recorded an aggregate goodwill impairment charge of $21.0 million to "Impairment" in the consolidated statements of operations, comprised of $10.7 million and $10.4 million in PSS EMEA and GETS AIE, respectively.

Effective December 31, 2015, the Company performed an interim assessment for impairment of goodwill and other indefinite-lived intangible assets due to a sustained decrease in the Company's stock price and market capitalization. The Company's assessment determined that the fair values for each of the Company's reporting units were substantially in excess of their related carrying values as of December 31, 2015.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Changes in future market conditions, the Company's business strategy, or other factors could impact the future values of the Company's reporting units, which could result in future impairment charges. The future occurrence of a potential triggering event, such as a decrease in expected earnings, adverse market conditions, a decline in current market multiples, a significant decline in the Company's stock price, a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require additional interim impairment testing prior to the next annual impairment test. In the event of significant adverse changes such as those described above, the Company may need to recognize an impairment charge in the future related to goodwill, which could have a material adverse effect on the Company's consolidated statements of operations. As of December 31, 2015, total goodwill amounted to $45.8 million.

Other intangible assets arising from acquisitions that are determined to have a definite useful life are generally amortized on a straight-line basis over the estimated useful life of the asset. Other intangible assets determined to have an indefinite useful life are tested for impairment as part of the Company's annual impairment assessment. When significant intangible assets are acquired, an independent third-party valuation firm is engaged to assist in determining the fair value of the assets as of the acquisition date. As of December 31, 2015, other intangible assets amounted to $20.4 million net of accumulated amortization.

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

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of December 31, 2015 was not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. As of December 31, 2015, the Company had outstanding borrowings of $18.8 million with interest payable at rates ranging from 1.73% to 2.00% per annum.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CDI Corp.:

We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CDI Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 3, 2016

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$16,932	$36,324
Accounts receivable, net of allowances of $1,942 and $1,950	205,685	219,578
Prepaid expenses and other current assets	12,577	8,302
Income taxes receivable	5,126	753
Total current assets	240,320	264,957
Property and equipment, net of accumulated depreciation of $84,941 and $86,813	18,728	20,350
Deferred income taxes	3,228	13,341
Goodwill	45,794	50,630
Other intangible assets, net	20,427	12,424
Other non-current assets	10,600	10,518
Total assets	$339,097	$372,220

Liabilities and Equity
Current liabilities:
Credit facilities	$18,831	$1,250
Accounts payable	30,262	30,071
Accrued compensation and related expenses	34,464	36,005
Other accrued expenses and other current liabilities	19,903	14,502
Income taxes payable	323	1,015
Total current liabilities	103,783	82,843
Deferred compensation	7,723	9,094
Deferred income taxes	1,530	1,034
Other non-current liabilities	4,818	4,896
Total liabilities	117,854	97,867
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 22,163 and 22,084 shares	2,216	2,208
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	74,774	72,023
Retained earnings	210,875	258,113
Accumulated other comprehensive loss	(14,135)	(6,207)
Common stock in treasury, at cost - 2,463 shares	(52,487)	(52,487)
Total CDI shareholders' equity	221,243	273,650
Noncontrolling interest	—	703
Total equity	221,243	274,353
Total liabilities and equity	$339,097	$372,220

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013

Revenue	$985,494	$1,122,972	$1,087,859
Cost of services	800,593	916,415	881,218
Gross profit	184,901	206,557	206,641
Operating and administrative expenses	187,433	182,873	180,009
Restructuring and other related costs	4,217	3,645	5,716
Impairment	21,537	14,653	—
Loss on disposition	310	—	—
Operating profit (loss)	(28,596)	5,386	20,916
Other income (expense), net	61	(228)	(268)
Income (loss) before income taxes	(28,535)	5,158	20,648
Income tax expense (benefit)	8,551	2,141	7,700
Net income (loss)	(37,086)	3,017	12,948
Less: Income (loss) attributable to the noncontrolling interest	(83)	(65)	64
Net income (loss) attributable to CDI	$(37,003)	$3,082	$12,884

Earnings (loss) per common share:
Basic	$(1.88)	$0.16	$0.66
Diluted	$(1.88)	$0.16	$0.65

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2015	2014	2013

Net income (loss)	$(37,086)	$3,017	$12,948
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,192)	(5,593)	(2,220)
Reclassification of foreign currency translation adjustment	362	—	—
Total comprehensive income (loss)	(44,916)	(2,576)	10,728
Less: Comprehensive income (loss) attributable to the noncontrolling interest	15	(163)	57
Total comprehensive income (loss) attributable to CDI	$(44,931)	$(2,413)	$10,671

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2015	2014	2013

Operating activities:
Net income (loss)	(37,086)	$3,017	$12,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,679	10,717	10,346
Deferred income taxes	10,603	(5,332)	1,986
Share-based compensation	2,355	2,708	2,827
Impairment	21,537	14,653	—
Loss on disposition	310	—	—
(Gain)/loss on disposal of assets, net	(764)	306	317
Changes in operating assets and liabilities:
Accounts receivable, net	17,183	5,753	(9,301)
Prepaid expenses and other current assets	(3,155)	(1,273)	2,488
Accounts payable	(1,528)	(6,962)	(4,751)
Accrued compensation and related expenses	(1,504)	(10,065)	2,704
Accrued expenses and other current liabilities	2,391	(1,066)	1,119
Income taxes receivable/payable	(5,350)	2,123	(3,505)
Other non-current assets	(2,180)	339	388
Other non-current liabilities	(226)	(130)	(1,466)
Net cash provided by operating activities	14,265	14,788	16,100

Investing activities:
Additions to property and equipment	(7,940)	(8,774)	(7,529)
Acquisitions, net of cash acquired	(32,174)	—	—
Proceeds from disposition	430	—	—
Proceeds from sale of assets	1,236	75	142
Net cash used in investing activities	(38,448)	(8,699)	(7,387)

Financing activities:
Dividends paid to shareholders	(10,235)	(10,176)	(7,589)
Payment of acquisition earnout	—	(187)	—
Borrowings on credit facilities	88,677	115,544	77,619
Repayments on credit facilities	(70,967)	(116,893)	(77,405)
Payment of debt issuance costs	(1,437)	—	—
Change in book overdraft	—	(1,709)	1,709
Common shares withheld for taxes	(302)	(498)	(858)
Excess tax benefit from share-based compensation awards	52	148	143
Net cash provided by (used in) financing activities	5,788	(13,771)	(6,381)

Effect of exchange rate changes on cash and cash equivalents	(997)	(1,473)	(505)
Net increase (decrease) in cash and cash equivalents	(19,392)	(9,155)	1,827
Cash and cash equivalents at beginning of period	36,324	45,479	43,652
Cash and cash equivalents at end of period	$16,932	$36,324	$45,479

Supplemental disclosure of cash flow information:
Cash paid for interest	$291	$147	$133
Cash paid for income taxes, net	$3,259	$4,845	$9,384

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive (Loss) Income	Total CDI Share-holders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

December 31, 2012	21,822	$2,182	$(52,487)	$67,863	$259,912	$1,501	$278,971	$809	$279,780
Net income	—	—	—	—	12,884	—	12,884	64	12,948
Translation adjustments	—	—	—	—	—	(2,213)	(2,213)	(7)	(2,220)
Share-based compensation expense	—	—	—	2,827	—	—	2,827	—	2,827
Share-based compensation tax benefit, net	—	—	—	(50)	—	—	(50)	—	(50)
Reclassification of equity awards from liabilities, net	—	—	—	336	—	—	336	—	336
Vesting and exercise of equity awards	189	19	—	(19)	—	—	—	—	—
Common shares withheld for taxes	(53)	(5)	—	(853)	—	—	(858)	—	(858)
Cash dividends paid ($0.39 per common share)	—	—	—	—	(7,589)	—	(7,589)	—	(7,589)
December 31, 2013	21,958	2,196	(52,487)	70,104	265,207	(712)	284,308	866	285,174
Net income	—	—	—	—	3,082	—	3,082	(65)	3,017
Translation adjustments	—	—	—	—	—	(5,495)	(5,495)	(98)	(5,593)
Share-based compensation expense	—	—	—	2,708	—	—	2,708	—	2,708
Reclassification of equity awards from liabilities, net	—	—	—	(279)	—	—	(279)	—	(279)
Vesting and exercise of equity awards	155	16	—	(16)	—	—	—	—	—
Common shares withheld for taxes	(29)	(4)	—	(494)	—	—	(498)		(498)
Cash dividends paid ($0.52 per common share)	—	—	—	—	(10,176)	—	(10,176)	—	(10,176)
December 31, 2014	22,084	2,208	(52,487)	72,023	258,113	(6,207)	273,650	703	274,353
Net loss	—	—	—	—	(37,003)	—	(37,003)	(83)	(37,086)
Translation adjustments	—	—	—	—	—	(7,928)	(7,928)	98	(7,830)
Share-based compensation expense	—	—	—	2,355	—	—	2,355	—	2,355
Reclassification of equity awards from liabilities, net	—	—	—	706	—	—	706	—	706
Vesting and exercise of equity awards	98	10	—	(10)	—	—	—	—	—
Common shares withheld for taxes	(19)	(2)	—	(300)	—	—	(302)	—	(302)
Disposition of controlling interest	—	—	—	—	—	—	—	(718)	(718)
Cash dividends paid ($0.52 per common share)	—	—	—	—	(10,235)	—	(10,235)	—	(10,235)
December 31, 2015	22,163	$2,216	$(52,487)	$74,774	$210,875	$(14,135)	$221,243	$—	$221,243

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

1.    Significant Accounting Policies

Organization - CDI Corp. and its Subsidiaries (the “Company” or “CDI”) provide engineering, information technology and staffing solutions. The Company's customers operate in a variety of industries, including oil, gas and chemical, aerospace and industrial equipment, information technology and other industry verticals such as infrastructure, U.S. defense and transportation. The Company's customers include corporate, federal, state and municipal entities.  The Company serves customers through offices and delivery centers in the United States (U.S.), Canada and the United Kingdom (UK).  The Company also provides staffing services through its global MRINetwork® of franchisees.

On October 6, 2015, the Company acquired EdgeRock Technologies, LLC (EdgeRock), a provider of enterprise resource planning (ERP) and other specialist IT staffing, including business intelligence and data analytics. See Note 4—Acquisitions and Disposition.

In December 2015, the Company approved a restructuring plan to better align its organization and operations with the Company's strategy. The Company expects to complete this plan during the next twelve months. See Note 6—Restructuring and Other Related Costs.

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

Foreign Currency - Foreign subsidiaries of the Company use local currency as the functional currency. Net assets are translated at year-end exchange rates while revenue and expenses are translated at average monthly exchange rates. Adjustments resulting from these translations are reflected in “Accumulated other comprehensive loss” in the equity section of the consolidated balance sheets. Gains and losses arising from foreign currency transactions are reflected in “Other income (expense), net” in the consolidated statements of operations.

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

The following table summarizes the changes in the allowance for doubtful accounts receivable for the indicated periods:

	Balance at beginning of year	Additions charged to earnings	Uncollectible receivables written off, net of recoveries	Balance at end of year

December 31, 2015	1,950	869	(877)	1,942
December 31, 2014	2,893	769	(1,712)	1,950
December 31, 2013	2,563	1,442	(1,112)	2,893

The Company's largest customer, International Business Machines Corporation (IBM), accounted for approximately 19% of total accounts receivable as of both December 31, 2015 and 2014.
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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Cash and Cash Equivalents - Cash equivalents include highly liquid investments that mature within 90 days from the date of investment. The Company funds its disbursement accounts daily as checks are presented for payment. Book overdrafts represent outstanding checks that have not been presented for payment, net of cash in accounts with the right of offset. Book overdrafts are reported in “Accounts payable” in the consolidated balance sheets and the change in book overdrafts are reported in financing activities in the consolidated statement of cash flows.

Fair Value of Financial Instruments - The net carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and credit facilities approximate their fair value due to the short-term nature of these instruments as well as the variable interest rate for short-term borrowings.
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
Computer equipment    4 years
Equipment and furniture    4-10 years
Software    4-7 years
Leasehold improvements    Shorter of lease term or useful life

Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price over the estimated fair market value of identifiable net assets at the date of acquisition in a business combination. Other intangible assets are identifiable assets that lack physical substance, which are acquired as part of a business combination or other transaction. Intangible assets with definite lives are amortized over their useful lives, generally on a straight-line basis. Goodwill and other intangible assets with indefinite lives are not amortized and are tested for impairment at least annually. The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets as of July 1 of each fiscal year, or whenever events occur or circumstances indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is below its carrying value.

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

The first step of the quantitative impairment test requires that the Company determine the fair value of each reporting unit and then compare that fair value to the reporting unit’s carrying amount. The Company uses the income approach to determine the fair value of its reporting units. The Company applies a valuation technique consistent with the income approach to measure the fair value of its indefinite-lived intangible assets. The income approach is based on the present value of projected cash flows for each reporting unit. The income approach requires significant judgment, including estimating projected cash flows, weighted-average cost of capital (WACC) and terminal values. The projected cash flows are based on the Company’s best estimates of future economic and market conditions, including growth rates, estimated earnings and cash expenditures. The fair value of each reporting unit is calculated by discounting cash flow projections by an estimated WACC derived based on a similar market participant's capital structure and the Company's inherent risk profile.

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
The Company consolidates investments for which it has the ability to control or for which it has an ownership interest in the voting stock of the investee in excess of 50%. The portion of the results not attributable to the Company’s controlling interest in the investee’s results is presented as “Income (loss) attributable to the noncontrolling interest” in the consolidated statements of operations.

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

Share-Based Compensation - The Company accounts for share-based compensation based on the fair value of the award at the date of grant for equity-classified awards or as re-measured each reporting date for liability-classified awards until such awards no longer remain outstanding. The Company estimates the fair value of awards of equity share options or similar awards using option-pricing models, including the Black-Scholes and Monte Carlo simulation models, and recognizes this value as compensation expense over the requisite service period, net of estimated forfeitures.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 (Topic 606) Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue guidance in addition to some cost guidance. ASU 2014-09 establishes a five-step model under the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company may apply this ASU using either a full retrospective approach, subject to certain practical expedients, or a modified retrospective approach with a cumulative effect adjustment as of the date of initial application. On July 9, 2015, the FASB approved a one-year deferral of the effective date that allows the Company to defer the effective date to January 1, 2018 but still permit the Company to adopt the standard as of the original January 1, 2017 effective date. The Company has not yet selected a transition method nor has it determined the impact that adoption of this guidance will have on its consolidated financial statements or determined if it will utilize the original or deferred effective date.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). The standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for the Company beginning January 1, 2015. Early adoption is permitted. The Company does not anticipate that adoption of ASU No. 2015-02 will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15), which amends ASC 835-30, Interest—Imputation of Interest. ASU 2015-15 clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. ASU 2015-03 and ASU 2015-15 require retrospective adoption. The Company early adopted ASU 2015-03 and ASU 2015-15 during the fourth quarter of 2015, which did not result in any retrospective adjustment and did not have a material impact on its consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Subtopic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. This ASU is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company early adopted ASU 2015-16 during the fourth quarter of 2015, which adoption did not have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes (ASU 2015-17), to simplify the presentation of deferred income taxes. Under this ASU, all deferred tax assets and liabilities, along with any related valuation allowance, are required to be classified as noncurrent on the balance sheet. The Company early adopted ASU 2015-17 on a retrospective basis during the fourth quarter of 2015, which resulted in the reclassification of $4.1 million of current deferred tax assets to non-current in the consolidated balance sheets as of December 31, 2014.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The guidance is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company has not determined the impact that adoption of this guidance will have on its consolidated financial statements.

2.    Property and Equipment

Property and equipment, net was comprised of the following for the indicated periods:

	December 31,
	2015	2014

Computer equipment	$49,488	$49,220
Equipment and furniture	20,485	19,443
Software	25,129	30,404
Leasehold improvements	8,567	8,096
Total property and equipment	103,669	107,163
Accumulated depreciation	(84,941)	(86,813)
Property and equipment, net	$18,728	$20,350

During 2015 and 2014, based on an assessment of long-lived assets, the Company recorded impairment charges of $0.5 million and $0.3 million, respectively. During 2015 and 2014, the Company retired $8.6 million and $4.3 million of property and equipment and recognized losses of $0.1 million and $0.4 million, respectively. During 2015, the Company sold a non-operating corporate asset for $1.2 million and recognized a pre-tax gain of $0.8 million.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements as of December 31, 2015 using
Description	Fair Value Measurements as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mutual Funds:
Bond	$1,772	$1,772	$—	$—
Large Cap	2,686	2,686	—	—
International	1,449	1,449	—	—
Mid Cap	530	530	—	—
Small Cap	425	425	—	—
Balanced	450	450	—	—
Money Market Funds	1,041	1,041	—	—
Total Assets (1)	$8,353	$8,353	$—	$—

(1)
As of December 31, 2015, $0.9 million and $7.5 million were included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

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

(1)
As of December 31, 2014, $0.7 million and $8.1 million were included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

4.    Acquisitions and Disposition

EdgeRock Technologies, LLC Acquisition
On October 6, 2015, the Company acquired EdgeRock Technologies, LLC, a provider of ERP and other specialist IT staffing, including business intelligence and data analytics, for cash consideration of $33.4 million, including a working capital adjustment that was paid in 2016, plus up to an additional $4.0 million of cash contingent on EdgeRock's operating performance for the twelve months ending October 31, 2016. The acquisition is intended to expand the Company into more specialized areas of IT staffing, enabling CDI to better meet growing demand from existing and new customers for specialized and experienced technology talent.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The following table summarizes the components of total purchase consideration:

Initial cash consideration, net of cash acquired	$31,294
Working capital adjustment	2,108
Estimated contingent earnout	833
Total purchase consideration	$34,235

The acquisition was accounted for as a business combination. The following table summarizes the allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed as of October 6, 2015:

Accounts receivable	$10,870
Other current assets	455
Property and equipment	363
Goodwill	16,445
Other intangible assets:
Trademark	1,340
Customer relationships	6,220
Backlog	2,670
Other non-current assets	13
Total assets	$38,376
Current liabilities	4,141
Total liabilities	$4,141
Total purchase consideration	$34,235

Goodwill is calculated as the excess of the purchase price over the net assets acquired. The Company expects the goodwill balance to be deductible for tax purposes over a period of 15 years. Goodwill is primarily attributed to growth and efficiency opportunities and the assembled workforce.

Other intangible assets reflected above were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The fair values of the other intangible assets were estimated based on various valuation techniques including the use of discounted cash flow analyses, which incorporate methods such as relief-from-royalty and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. These valuation inputs included estimates and assumptions about forecasted future cash flows, long-term revenue growth rates, royalty rates and discount rates. The other intangible assets were determined to have finite lives. The fair value of the EdgeRock trademark was determined using a discounted cash flow model that incorporates the relief from royalty method and will be amortized on a straight line basis over 10 years. The fair value of the customer relationships was determined using a discounted cash flow model that incorporates the excess earnings method and will be amortized on a straight line basis over approximately 5 years. The fair value of the backlog was determined using a discounted cash flow model that incorporates the excess earnings method and will be amortized on an accelerated basis over approximately 1 year. The Company recognized $2.1 million in expense during 2015 for the amortization of these acquired other intangible assets.

The results of EdgeRock have been included within the PSS segment from the acquisition date. Included in the consolidated statement of operations for the year ended December 31, 2015 was revenue of $10.2 million and net loss before tax of $1.2 million from EdgeRock.

The following table presents unaudited consolidated pro forma results as if the acquisition of EdgeRock had occurred as of January 1, 2014 for the indicated periods:

	Year ended December 31,
	2015	2014
Revenue	$1,020,271	$1,166,822
Income (loss) before income taxes	$(21,846)	$4,262
Earnings (loss) per common share:
Basic	$(1.64)	$0.13
Diluted	$(1.64)	$0.13

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The unaudited pro forma financial information reflect the acquisition of EdgeRock by the application of pro forma adjustments to CDI's historical financial statements as if the acquisition had occurred on January 1, 2014. The unaudited pro forma financial information should not be considered indicative of actual results that would have been achieved had the EdgeRock Acquisition actually been consummated on the date indicated and does not purport to be indicative of the Company's future financial position or results of operations. These pro forma results include the impact of amortizing certain purchase accounting adjustments such as intangible assets and the impact of the acquisition on interest and income tax expense. No adjustments have been reflected in the pro forma financial information for anticipated growth and efficiency opportunities. There were no material nonrecurring pro forma adjustments directly attributable to the acquisition included within the unaudited pro forma financial information.

Ship Shape Acquisition
On October 5, 2015, the Company completed the acquisition of a recruitment business that provides temporary recruitment services to the construction industry from London-based Ship Shape Resources for total consideration of $0.9 million, including contingent consideration of $0.3 million that is based on the estimated gross profit during the twelve month period following the acquisition. As a result of the acquisition, the Company recorded a $1.2 million customer relationship intangible asset that will be amortized on a straight line basis over approximately 4.5 years. The results of Ship Shape have been included in the consolidated financial statements from October 5, 2015, and are reported within the PSS segment. The Ship Shape acquisition was not material to the Company's financial position or results of operations reported as of and for the year ended December 31, 2015.

CDI-Pycopsa Disposition
On March 20, 2015, the Company completed the sale of its 67% interest in CDI-Pycopsa Ingeniería y Construcción, S. de R.L. de C.V. (CDI-Pycopsa), a Mexico-based engineering design company in the GETS reporting segment. CDI-Pycopsa does not meet the criteria to be reported as a discontinued operation under ASU 2014-08, which was adopted by the Company on January 1, 2015. Accordingly, CDI-Pycopsa's results are reflected in the consolidated statements of operations within continuing operations. Excluding the $0.3 million loss on disposition, CDI-Pycopsa's pretax results attributable to CDI were not material for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, the Company received $0.4 million of proceeds related to the sale.

5.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2014					December 31, 2015
	Gross Balance	Accumulated Impairment Losses	Additions	Impairment	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$35,713	$(11,051)	$—	$(10,380)	$—	$35,713	$(21,431)
PSS	44,298	(27,904)	16,445	(10,654)	(117)	56,579	(34,511)
MRI	16,240	(6,666)	—	—	(130)	15,749	(6,305)
Total goodwill	$96,251	$(45,621)	$16,445	$(21,034)	$(247)	$108,041	$(62,247)

	December 31, 2013					December 31, 2014
	Gross Balance	Accumulated Impairment Losses	Additions	Impairment	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

GETS	$35,713	$(164)	$—	$(10,887)	$—	$35,713	$(11,051)
PSS	47,075	(30,057)	—	—	(624)	44,298	(27,904)
MRI	16,765	(7,052)	—	—	(139)	16,240	(6,666)
Total goodwill	$99,553	$(37,273)	$—	$(10,887)	$(763)	$96,251	$(45,621)

The Company performs its annual assessment for impairment of goodwill and other indefinite-lived intangible assets using a measurement date of July 1 of each fiscal year. In addition, the Company performs an assessment for impairment of goodwill and other indefinite-lived intangible assets whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is below its carrying value.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Effective December 31, 2015, the Company performed an interim assessment for impairment of goodwill and other indefinite-lived intangible assets due to a sustained decrease in the Company's stock price and market capitalization. The Company's assessment determined that the fair values for each of the Company's reporting units were substantially in excess of their related carrying values as of December 31, 2015.

The Company performed its annual assessment as of July 1, 2015 and determined that the carrying values of the Company's PSS EMEA (AndersElite) and GETS Aerospace and Industrial Equipment (GETS AIE) reporting units exceeded their fair values.
The Company estimated the fair values of all reporting units using a discounted cash flow model based on significant unobservable inputs or level 3 inputs of the fair value hierarchy. The key assumption used to determine the fair values was management's estimate of future earnings. Based on the results of these estimations, the Company estimated the fair value of the assets and liabilities for the two reporting units based upon reliance, in part, on the report of a valuation specialist in order to determine the implied fair values of goodwill. The Company compared the implied fair values of goodwill to the carrying values of goodwill for the two reporting units and recorded an aggregate goodwill impairment charge of $21.0 million to "Impairment" in the consolidated statements of operations, comprised of $10.7 million and $10.4 million in PSS EMEA and GETS AIE, respectively. The Company did not identify any other reporting units with fair values that were not substantially in excess of their carrying values.

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

The following tables summarize the changes in the Company's carrying value of other intangible assets for the indicated periods:

	December 31, 2014					December 31, 2015
	Gross Balance	Accumulated Amortization	Additions	Amortization	Translation	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Trademarks	$5,100	$(680)	$1,340	$(374)	$—	$6,440	$(1,054)
Developed technology	—	—	—	—	—	—	—
Customer relationships	10,300	(5,047)	10,102	(2,929)	(24)	20,376	(7,974)
Non-compete	150	(135)	—	(15)	—	150	(150)
Reacquired franchise rights	972	(401)	—	(97)	—	972	(498)
Total intangible assets subject to amortization	16,522	(6,263)	11,442	(3,415)	(24)	27,938	(9,676)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	—	2,165	—
Total other intangible assets	$18,687	$(6,263)	$11,442	$(3,415)	$(24)	$30,103	$(9,676)

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

	December 31, 2013					December 31, 2014
	Gross Balance	Accumulated Amortization	Additions	Impairment	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Trademarks	$5,200	$(440)	$—	$—	$(340)	$5,100	$(680)
Developed technology	460	(276)	—	(92)	(92)	—	—
Customer relationships	11,960	(4,625)	—	(1,144)	(938)	10,300	(5,047)
Non-compete	150	(105)	—	—	(30)	150	(135)
Reacquired franchise rights	972	(304)	—	—	(97)	972	(401)
Total intangible assets subject to amortization	18,742	(5,750)	—	(1,236)	(1,497)	16,522	(6,263)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	—	2,165	—
Total other intangible assets	$20,907	$(5,750)	$—	$(1,236)	$(1,497)	$18,687	$(6,263)

Amortization expense was $3.4 million for 2015, $1.5 million for 2014 and $1.6 million for 2013. Annual amortization expense is expected to range from approximately $2.3 million to $3.6 million per year for each of the next five years.

6.	Restructuring and Other Related Costs

In December 2015, the Company approved a restructuring plan (the “2015 Restructuring Plan”) to better align its organization and operations with the Company's strategy. The 2015 Restructuring Plan is expected to be completed during 2016. In the fourth quarter of 2015, the Company recorded a charge of $3.6 million to "Restructuring and other related costs" in the consolidated statement of operations, comprised of $2.5 million of employee severance and related costs and $1.1 million of real estate exit and contract termination costs. Substantially all remaining payments are expected to be made during 2016 with certain payments related to the consolidation of facilities expected through 2022. Additional charges of approximately $0.5 million to $0.7 million are expected to be recognized during 2016 primarily related to system consolidation costs and employee severance and related costs.

In December 2014, the Company approved a restructuring plan (the “2014 Restructuring Plan”) to optimize its operations and facility footprint. In the fourth quarter of 2014, the Company recorded a charge of $3.6 million to “Restructuring and other related costs” in the consolidated statement of operations, comprised of $1.8 million of employee severance and related costs, $1.6 million of real estate exit and contract termination costs and $0.2 million of asset write-offs and related costs. The 2014 Restructuring Plan was substantially complete by December 31, 2015 with certain payments related to the consolidation of facilities expected through 2019 and certain employee severance expected through 2016. During 2015, the Company recorded a charge of $0.6 million to "Restructuring and other related costs" in the consolidated statement of operations, primarily related to real estate exit and contract termination costs.

In December 2013, the Company announced that it would undertake a corporate restructuring in the first quarter of 2014 (the “2013 Restructuring Plan”) to improve operational effectiveness and further optimize the Company's cost structure. The 2013 Restructuring Plan included a workforce reduction and the consolidation of facilities and was substantially completed by June 30, 2014. In the fourth quarter of 2013, the Company recorded a charge of $5.7 million to “Restructuring and other related costs” in the consolidated statement of operations, comprised of $4.6 million of employee severance and related costs, $0.6 million of real estate exit and related costs and $0.5 million of asset write-offs and related costs. Substantially all payments were made in 2014, with certain payments related to the consolidation of facilities expected through 2019. During 2014, the Company adjusted its 2013 Restructuring Plan restructuring liability due to lower than expected severance costs in the amount of $0.9 million and higher than expected real estate exit and related costs in the amount of $0.9 million.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The following table summarizes the provision, activity and balances related to the restructuring plans by cost type for the indicated periods:

	Employee severance and related costs	Real estate exit and contract termination costs	Asset write-offs and related costs	Accrued restructuring liability

Balance at December 31, 2012	$427	$507	$—	$934
Cash payments	(427)	(353)	—
Charges	4,568	615	533
Non-cash	—	—	(533)
Balance at December 31, 2013	4,568	769	—	5,337
Cash payments	(3,437)	(682)	—
Charges	900	2,513	232
Non-cash	—	—	(232)
Balance at December 31, 2014	2,031	2,600	—	4,631
Cash payments	(2,160)	(1,384)	—
Charges	2,484	1,719	14
Non-cash	(153)	—	(14)
Balance at December 31, 2015	$2,202	$2,935	$—	$5,137

The consolidated balance sheet as of December 31, 2015 includes $4.1 million in “Other accrued expenses and other current liabilities” and $1.0 million in "Other non-current liabilities", respectively. The consolidated balance sheet as of December 31, 2014 includes $3.4 million in “Other accrued expenses and other current liabilities” and $1.2 million in "Other non-current liabilities", respectively.

7.	Credit Facilities

2015 Credit Agreement
On October 30, 2015, the Company and certain domestic subsidiaries (collectively with the Company, the “US Borrowers”), certain Canadian subsidiaries of the Company (collectively, the “Canadian Borrowers”), and certain UK subsidiaries of the Company (collectively, the “UK Borrowers”), collectively (the "Borrowers") entered into an agreement for a secured lending facility (the “2015 Credit Agreement”) with Bank of America, N.A. and other lenders. The 2015 Credit Agreement established a $150.0 million revolving line of credit facility which also includes an option to expand the facility by up to $75.0 million subject to agreement by the lenders, with a five-year term ending on October 30, 2020. The facility is comprised initially of three subfacilities with $122.5 million available to the US Borrowers, $15.0 million available to the Canadian Borrowers and $12.5 million available to the UK Borrowers. It also includes a $30.0 million sublimit for swingline loans and a $20.0 million sublimit for letters of credit.

Availability under the 2015 Credit Agreement is tied to a borrowing base, measured by 85% of eligible billed accounts receivable, plus 80% of eligible unbilled accounts receivable, less customary reserve amounts; provided however that the portion of the borrowing base consisting of 80% of the eligible unbilled accounts receivable may not exceed 30% of the sum of (i) 85% of the eligible billed accounts receivable, plus (ii) 80% of the eligible unbilled accounts receivable. Borrowings under the 2015 Credit Agreement may be used by the Company and the other Borrowers for general business purposes including capital expenditures and permitted acquisitions and investments. Accounts receivable, used in the determination of the borrowing base, are subject to lender discretion and, in certain circumstances, the lender may use cash balances in a dominion account established with the administrative agent to repay outstanding balances. As a result, amounts borrowed under the Credit Agreement are presented as current in the consolidated balance sheets.

The Borrowers’ obligations under the 2015 Credit Agreement are secured by a first lien security interest in all of the Borrowers’ personal property (subject to customary exceptions), including, among other things, accounts receivable, equity interests, deposit accounts, intellectual property, and leased properties where books and records are kept.

Interest on borrowings under the 2015 Credit Agreement is based on either (i) LIBOR plus an applicable margin (tied to the Borrowers’ excess availability under the facility) of 1.25% to 1.75% or (ii) the Federal Funds Rate/Bank’s Prime Rate plus an applicable margin of 0.25% to 0.75%, as selected by the applicable Borrower with respect to each borrowing. There are customary fees associated with the facility including an unused commitment fee of 0.25% per annum on the daily amount of unused commitments.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The 2015 Credit Agreement contains customary affirmative covenants, including with regard to financial reporting, and customary restrictive covenants. The 2015 Credit Agreement also contains a financial covenant which requires the Company’s fixed charge coverage ratio to exceed 1.0 to 1.0 if excess liquidity drops below an agreed threshold. The preceding financial covenant terms are further defined in the 2015 Credit Agreement. The Company was in compliance with all covenants under the 2015 Credit Agreement as of December 31, 2015.

As of December 31, 2015, the Company had total outstanding borrowings of $18.8 million, letters of credit outstanding of $3.3 million and $120.7 million available to borrow under the 2015 Credit Agreement. The Company recorded interest expense of $0.5 million, $0.2 million and $0.1 million in "Other income (expense), net" in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively. Interest was payable at rates ranging from 1.73% to 2.00% per annum for outstanding borrowings as of December 31, 2015.

2012 Credit Agreement
On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited, entered into a $75.0 million credit agreement (the “2012 Credit Agreement”) with Bank of America, N.A.. As of December 31, 2014, the Company had outstanding borrowings of $1.3 million, letters of credit outstanding of $3.2 million and was in compliance with all covenants under the 2012 Credit Agreement. The 2012 Credit Agreement was terminated on October 30, 2015 with the execution of the 2015 Credit Agreement.

8.    Share-Based Compensation

On May 19, 2015, the Company's shareholders approved the CDI Corp. Amended and Restated Omnibus Stock Plan (the "Restated Omnibus Plan") for the benefit of employees, consultants and non-employee directors. The Restated Omnibus Plan amended and restated the CDI Corp. Amended and Restated 2004 Omnibus Stock Plan and allows the Company to be able to grant awards that are treated as qualified performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code. The Restated Omnibus Plan provides for the grant of share-based awards including, but not limited to, stock options, stock appreciation rights, restricted stock, restricted stock units, time-vested deferred stock and performance-based share awards. Vesting and other terms of share-based awards are set forth in individual agreements with the participant.

As of December 31, 2015, the Company was authorized to issue 1.4 million additional shares of the Company's common stock under the Restated Omnibus Plan. The Company may settle share-based awards by delivering shares of the Company's common stock that are authorized but unissued or that are held in treasury. When an award is granted, the number of shares of common stock subject to such award are reserved for issuance. Shares of Company stock tendered in payment of the exercise price or withholding taxes in respect of an award shall again be available for issuance under the Restated Omnibus Plan.

Stock-based compensation expense is included in “Operating and administrative expenses” in the consolidated statements of operations and amounted to $2.4 million ($1.5 million, net of tax), $2.7 million ($1.7 million, net of tax) and $2.8 million ($1.7 million, net of tax) for the years ended December 31, 2015, 2014 and 2013, respectively.

The table below summarizes the components of stock-based compensation expense for all of the Company’s stock-based plans by award type for the indicated periods:

	Year ended December 31,
	2015	2014	2013

Time-vested deferred stock	$2,674	$1,579	$1,829
Stock appreciation rights	11	148	618
Performance-based share awards	(462)	664	48
Stock purchase plan	2	11	68
Stock options	130	306	264
Total stock-based compensation	$2,355	$2,708	$2,827

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Time-Vested Deferred Stock (TVDS)
TVDS awards entitle each recipient to receive a number of shares of the Company’s common stock upon vesting. The shares of TVDS generally vest over four years except for those granted to the non-employee directors and certain current members of senior management, whose vesting periods vary from two to five years. TVDS will generally be forfeited prior to vesting if the holder’s employment with the Company ends. Upon vesting, a holder of TVDS receives the number of originally awarded shares plus additional shares of CDI common stock having a fair market value equal to the sum of the dividends that would have been paid on the original awarded shares during the vesting period had they been issued and outstanding throughout the vesting period. Compensation expense for TVDS is based on the fair value of the Company’s common stock on the date of grant and is charged to earnings on a straight-line basis over the vesting period.

The following table summarizes the Company’s TVDS activity and related information for the indicated periods:

	Time Vested Deferred Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (In Years)

Outstanding non-vested as of December 31, 2012	400	$15.82
Granted	104	15.21
Vested	(92)	14.98
Canceled	(33)	15.17
Outstanding non-vested as of December 31, 2013	379	14.69
Granted	378	14.70
Vested	(102)	13.80
Canceled	(164)	17.11
Outstanding non-vested as of December 31, 2014	491	15.33
Granted	335	11.70
Vested	(65)	16.61
Canceled	(33)	14.09
Outstanding non-vested as of December 31, 2015	728	13.60	2.7

The following table summarizes for TVDS the accumulated dividend equivalent number of shares of common stock that would be issued for outstanding TVDS using the closing market price as of the indicated dates:

	December 31,
	2015	2014	2013

Dividend participation	$429	$217	$332
Closing market price per share	$6.76	$17.71	$18.53
Equivalent shares at closing market price	63	12	18

As of December 31, 2015, total unrecognized compensation expense related to non-vested TVDS was $5.6 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Stock Appreciation Rights (SARs)
SARs represent the right to receive, upon exercise, shares of the Company’s common stock having a value equal to the difference between the market price of the common stock and the exercise price, net of withholding taxes, as determined by the terms of the individual awards. SARs generally vest ratably over five years and expire seven years from the date of grant. The Company did not grant any SARs during 2015, 2014 or 2013. The expected life of SARs is based on the Company's historical experience. The expected stock price volatility is based on the historical volatility of the Company’s common stock.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The following table summarizes the Company’s SARs activity and related information for the indicated periods:

	SARs	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2012	628	$16.53
Exercised	(53)	11.54
Canceled	(16)	12.10
Expired	(66)	25.65
Outstanding as of December 31, 2013	493	15.98
Exercised	(60)	11.26
Canceled	(72)	12.09
Expired	(174)	21.92
Outstanding as of December 31, 2014	187	13.47
Exercised	(45)	11.87
Canceled	(20)	11.09
Expired	(27)	22.91
Outstanding as of December 31, 2015	95	12.09	1.9	$—
Exercisable as of December 31, 2015	82	12.25	1.8	—
Exercisable and expected to vest as of December 31, 2015	90	12.14	1.9	—

Aggregate intrinsic value represents the difference between the exercise prices of outstanding SARs and the closing price per share of the Company's common stock on December 31, 2015. The total intrinsic value of SARs exercised during the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $0.4 million and $0.3 million, respectively. As of December 31, 2015, total unrecognized compensation expense related to non-vested SARs was $0.1 million, which is expected to be recognized over a weighted-average period of 0.8 years.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The following table summarizes the Company’s performance-based share awards activity and related information for the indicated periods:

	Performance-Based Share Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

Outstanding as of December 31, 2012	107	$15.78
Vested	(46)	14.00
Canceled	(19)	17.36
Outstanding as of December 31, 2013	42	17.36
Granted	1,607	15.53
Vested	—	—
Canceled	(45)	17.66
Outstanding as of December 31, 2014	1,604	15.52
Granted	—	—
Vested	—	—
Canceled	(19)	17.92
Outstanding as of December 31, 2015	1,585	15.49	1.5

As of December 31, 2015, total unrecognized compensation expense related to non-vested performance-based share awards was $0.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Purchase Plan (SPP)
On May 3, 2012, pursuant to the terms of the Restated Omnibus Plan, the SPP was terminated and any shares that were available for issuance under the SPP as of that date with respect to new awards were made available for issuance under the Restated Omnibus Plan.

Under the terms of the SPP, designated employees and non-employee directors had the opportunity to acquire SPP units (which convert into shares of the Company’s common stock upon vesting) on a pre-tax basis and the Company matched participant contributions on a one for three basis. Vesting of SPP units occurs over a period of three to ten years as chosen by the participant. As of December 31, 2015, there were 350 SPP units accumulated based upon units acquired by participants and Company matching contributions and using a weighted-average market price of $17.39. In addition, SPP units that vest will receive additional shares of the Company’s common stock in lieu of dividends declared from the date of grant to the date of vesting.

Stock Options
Stock options are granted at a price equal to the quoted market price per share of the Company’s common stock on the date of grant. Employee stock options generally vest ratably over a four to five year period and expire seven years from the date of grant.

The Company did not grant any stock options during 2015. The following table summarizes the range of assumptions used to estimate the fair values of stock options granted for the indicated periods:

	Year ended December 31,
	2014	2013

Risk-free interest rate	1.10-2.03%	1.55%
Expected life	3.8-6.0 years	3.9 years
Expected stock price volatility	50-51%	51%
Expected dividend yield	2.85-3.40%	3.10%

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The following table summarizes the Company’s stock option activity and related information for the indicated periods:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2012	144	$17.36
Granted	127	16.80
Canceled	(11)	17.36
Outstanding as of December 31, 2013	260	17.09
Granted	94	16.68
Exercised	(14)	17.36
Canceled	(161)	17.21
Outstanding as of December 31, 2014	179	16.74
Granted	—	—
Exercised	(23)	17.13
Canceled	(29)	17.54
Outstanding as of December 31, 2015	127	16.50	5.1	$—

The weighted average grant date fair value of stock options granted during the year ended December 31, 2014 was $5.67. At December 31, 2015, there were 28 thousand exercisable options outstanding. As of December 31, 2015, total unrecognized compensation expense related to non-vested stock options was $0.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.

9.    Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Year ended December 31,
	2015	2014	2013

Numerator:
Net income (loss) attributable to CDI	$(37,003)	$3,082	$12,884
Denominator:
Basic weighted-average shares	19,676	19,577	19,442
Dilutive effect of stock-based awards	—	213	297
Diluted weighted-average shares	19,676	19,790	19,739
Earnings (loss) per common share:
Basic	$(1.88)	$0.16	$0.66
Diluted	$(1.88)	$0.16	$0.65

There were 502 thousand, 274 thousand and 459 thousand shares excluded from the computation of EPS for the years ended December 31, 2015, 2014 and 2013, respectively, because their inclusion would have been anti-dilutive.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

10.    Income Taxes

Income before income taxes was as follows for the indicated periods:

	Year ended December 31,
	2015	2014	2013

United States	$(20,758)	$(5,488)	$15,290
Foreign	(7,777)	10,646	5,358
Income before income taxes	$(28,535)	$5,158	$20,648

Income tax expense was comprised of the following for the indicated periods:

	Year ended December 31,
	2015	2014	2013

Current:
Federal	$(3,742)	$3,854	$3,040
State	(56)	729	870
Foreign	1,732	2,865	1,884
Total current	(2,066)	7,448	5,794

Deferred:
Federal	6,224	(4,284)	328
State	4,417	(822)	1,669
Foreign	(24)	(201)	(91)
Total deferred	10,617	(5,307)	1,906

Income tax expense	$8,551	$2,141	$7,700

The following table reconciles income tax expense and rate based on the U.S. statutory rate to the Company’s income tax expense for the indicated periods:

	Year ended December 31,
	2015		2014		2013
	$	%	$	%	$	%

Income tax expense based on the U.S. statutory rate	$(9,987)	35.0%	$1,805	35.0%	$7,227	35.0%
State income taxes, net of federal tax benefit	(483)	1.7	(60)	(1.2)	1,147	5.6
Permanent items	247	(0.9)	658	12.8	179	0.9
Goodwill impairment	4,020	(14.1)	—	—	—	—
Effect of foreign operations	304	(1.1)	(809)	(15.7)	1,008	4.9
Net change in uncertain tax positions	(201)	0.7	—	—	(737)	(3.6)
Change in valuation allowance -deferred tax assets	14,963	(52.4)	70	1.4	(898)	(4.3)
Federal employer tax credits	—	—	—	—	(763)	(3.7)
Stock-based compensation	113	(0.4)	563	10.9	241	1.1
Other	(425)	1.5	(86)	(1.7)	296	1.4
Income tax expense	$8,551	(30.0)	$2,141	41.5	$7,700	37.3

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

The tax effects of temporary differences that give rise to the Company’s deferred tax accounts were as follows for the indicated periods:

	December 31,
	2015	2014

Deferred tax assets:
Accrued compensation	$7,552	$8,232
Reserves and accruals	3,475	3,048
Inventory	1,497	1,220
Intangible asset amortization	366	—
Loss and credit carryforwards	11,432	10,902
Total gross deferred tax assets	24,322	23,402
Less: valuation allowances	20,124	5,161
Net total deferred tax assets	4,198	18,241

Deferred tax liabilities:
Property and equipment depreciation	1,868	1,515
Intangible asset amortization	—	2,817
Other	632	1,602
Total deferred tax liabilities	2,500	5,934

Net deferred tax assets	$1,698	$12,307

As of December 31, 2015, the Company had state net operating loss carry forwards aggregating $98.0 million, which expire at various dates from 2016 through 2035.
As of December 31, 2015, the Company had foreign tax credits of $2.3 million, which expire at various dates from 2018 through 2025.
As of December 31, 2015, the Company had foreign net operating losses of $21.3 million, the majority of which can be carried forward indefinitely.
A valuation allowance has been recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. The valuation allowance at December 31, 2015 and December 31, 2014 was $20.1 million and $5.2 million, respectively. In 2015, the Company added $15.0 million to the valuation allowance, of which $11.3 million related to the Company's federal deferred tax assets, $3.5 million related to state tax benefits and $0.2 million related to foreign deferred tax assets due to cumulative tax losses. In 2014 the Company released $0.3 million of valuation allowance due primarily to foreign exchange movement. In 2013, the Company released $0.9 million from the valuation allowance for foreign deferred tax assets due primarily to the disposal of the AndersElite Australia Pty Limited business.
As of December 31, 2015, the Company had no material unrecognized tax benefits that, if recognized, would impact the effective tax rate.

The Company files a consolidated U.S. federal income tax return and files state and foreign income tax returns in various jurisdictions as required. The U.S. federal income tax return is open for examination back to 2012. State and foreign income tax returns remain open for examination back to 2010 in major jurisdictions in which the Company operates.
The Company has not recorded incremental deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management’s intention to reinvest such earnings for the foreseeable future. As of December 31, 2015, the undistributed earnings of the foreign subsidiaries amounted to approximately $28.0 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and foreign withholding taxes, reduced by certain foreign tax credits.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

11.    Commitments, Contingencies and Legal Proceedings

Lease Commitments
The Company leases office facilities and equipment under operating leases. The office facilities are generally used for sales, recruitment, engineering, design, drafting and administrative functions and are under leases with various expiration dates in the future. Rent expense for operating leases was $12.0 million, $12.0 million and $12.1 million in 2015, 2014 and 2013, respectively. Sublease proceeds were $0.3 million, $0.3 million and $0.4 million in 2015, 2014 and 2013, respectively. Future minimum annual rental payments under non-cancelable leases, excluding expected sublease proceeds between $0.1 million and $0.2 million for the year 2016 though 2019, are as follows for the indicated periods:

Year	Amount

2016	$10,891
2017	8,782
2018	8,160
2019	4,240
2020	2,207
Thereafter	819
Total	$35,099

Self-Insurance
The Company self-funds certain costs related to workers' compensation and employee health benefit claims. The Company maintains stop-loss insurance for workers’ compensation and health care benefit claims that generally limits the Company’s exposure to $0.3 million and $0.2 million per incident, respectively. The Company records expense for its estimated claims exposure based on incurred claims, historical experience and third-party insurance professionals or actuaries. The amounts accrued give consideration to the estimated undiscounted cash payments expected to be paid to satisfy existing claims and a reserve for incurred-but-not-reported claims. The accrual for workers’ compensation estimated claims exposure was $1.9 million as of both December 31, 2015 and 2014. The Company established its self-funded health benefits program during 2011 and had accrued $5.1 million and $4.6 million as of December 31, 2015 and 2014, respectively, for its estimated claims exposure.

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

12.    Retirement Plan

The CDI Corporation 401(k) Saving Plan (the "Plan") is a defined contribution retirement plan maintained for the benefit of eligible employees and qualified under section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary tax deferred contributions to the Plan and the Company, at its discretion, may make matching contributions subject to certain limitations. Participants are fully vested in their contributions and in the Company's matching contributions at all times except in certain limited instances. The Company recorded Plan expenses of $2.7 million, $2.5 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, in the consolidated statements of operations. Plan expenses are based on a formula using a percentage of compensation or an amount determined by the Board of Directors.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

13.    Related Party Transactions

A member of the Company’s Board of Directors is a senior partner of a law firm that provides legal services to the Company. Total disbursements to the law firm relating to these legal services aggregated $1.1 million, $0.6 million and $0.8 million in 2015, 2014 and 2013, respectively.

14.    Reporting Segments
The Company has the following three reporting segments:

•
Global Engineering and Technology Solutions (GETS) - GETS provides engineering and information technology solutions for its customers that involve principally the production of deliverable work products or services performed at a CDI facility or at a customer's facility under the supervision of CDI personnel. These solutions typically include analysis of a customer's engineering or information technology needs and the development of a solution that generally ranges in duration from several months to multiple years. Depending on the industry, engineering services can include feasibility studies, architectural and structural designs, technology assessments, conceptual designs, pricing studies, preliminary designs, execution planning, procurement optimization, detailed designs, testing and validation of regulatory compliance, technology integration and operating and maintenance support. Information technology services can include assessments, execution of business application services, web development, service-desk support, quality assurance and testing and program management. GETS provides these solutions through a delivery model consisting of: centers of excellence, with concentrated skill sets required for larger, more complex projects; regional centers to service local needs of customers; and customer-centered offices to deliver site-specific services.

•
Professional Staffing Services (PSS) - PSS provides skilled technical and professional personnel to its customers for discrete periods of time to augment the customer's workforce in times of project, seasonal, peak period or business cycle needs. These engagements can range from several months to multiple years in duration. PSS also provides permanent placement services. PSS provides professional staffing services to targeted industries that include managed services and managed staffing programs, and functional staffing outsourcing. During 2015, 2014 and 2013, IBM accounted for approximately 15%, 15% and 19%, respectively, of the Company’s consolidated revenue. In December 2014, the Company and IBM executed an Amendment to the Master Statement of Work that extends the term until December 31, 2017. IBM may terminate the contract with or without cause at any time.

•
Management Recruiters International (MRI) - MRI is a global franchisor that does business as MRINetwork® and provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their customers. The MRI franchisees provide permanent placement services primarily under the brand names Management Recruiters®, Sales Consultants® and OfficeMates 5®. MRI also provides training and support, implementation and back-office services to enable franchisees to pursue contract staffing opportunities.

On October 6, 2015, the Company acquired EdgeRock. The results of EdgeRock have been included within the PSS segment from the acquisition date.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Reporting segment data is presented in the following table for the indicated periods:

	Year ended December 31,
	2015	2014	2013

Revenue:
GETS	$326,127	$335,382	$321,289
PSS	606,207	728,686	708,598
MRI	53,160	58,904	57,972
Total revenue	$985,494	$1,122,972	$1,087,859

Gross profit:
GETS	$83,686	$90,104	$89,801
PSS	75,065	88,738	89,546
MRI	26,150	27,715	27,294
Total gross profit	$184,901	$206,557	$206,641

Operating profit (loss):
GETS (1), (2), (3), (4), (5), (6)	$(10,536)	$(8,256)	$11,398
PSS (1), (4)	(3,021)	24,594	21,032
MRI (1)	6,012	6,531	7,603
Corporate (1), (7)	(21,051)	(17,483)	(19,117)
Total operating profit (loss)	(28,596)	5,386	20,916
Other (expense) income, net	61	(228)	(268)
Income before income taxes	$(28,535)	$5,158	$20,648

(1)
In 2015, 2014 and 2013, the Company recorded pre-tax charges of $4.2 million, $3.6 million and $5.7 million, respectively, to "Restructuring and other related costs" related to the 2015, 2014 and 2013 Restructuring Plans. The following table summarizes the amount of restructuring and other related costs recognized by reporting segment for the indicated periods:

	Year ended December 31,
	2015	2014	2013

GETS	$2,185	$2,244	$2,412
PSS	1,182	1,001	2,269
MRI	—	259	313
Corporate	850	141	722
Restructuring and other related costs	$4,217	$3,645	$5,716

(2)	In 2013, the Company's GETS segment recorded a $3.3 million benefit to "Operating and administrative expenses" related to the settlement of legal claims pursued by the Company.

(3)	In 2013, the Company's GETS segment recorded a $1.8 million benefit to "Operating and administrative expenses" related to the reduction of an acquisition earnout liability.

(4)
In 2015, the Company recorded an aggregate charge of $21.5 million to "Impairment" related to the impairment of goodwill comprised of GETS AIE $10.4 million and PSS Other $10.7 million and $0.5 million related to the impairment of certain fixed assets in GETS AIE.

(5)	In 2014, the Company's GETS segment recorded $14.7 million of charges to "Impairment" related to the impairment of goodwill, definite-lived intangibles and other assets.

(6)	In 2015, the Company's GETS segment recorded a charge of $0.3 million related to loss on disposition of the Company's controlling interest in a Mexico-based engineering design company.

(7)	In 2015, the Company recorded a pre-tax gain of $0.8 million for sale of a non-operating corporate asset. Proceeds from the sale were $1.2 million.

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially from external customers.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Total depreciation and amortization by reporting segment is presented in the table below for the indicated periods:

	Year ended December 31,
	2015	2014	2013

Depreciation and amortization:
GETS	$6,042	$6,599	$5,730
PSS	3,418	1,038	893
MRI	295	344	415
Corporate	1,924	2,736	3,308
Total depreciation and amortization	$11,679	$10,717	$10,346

Reporting segment asset data is presented in the following table as of the indicated dates:

	December 31,
	2015	2014

Assets:
GETS	$99,210	$120,223
PSS	172,429	159,774
MRI	23,273	23,539
Corporate	44,185	68,684
Total assets	$339,097	$372,220

Capital expenditure data by reporting segment is presented in the table below for the indicated periods:

	Year ended December 31,
	2015	2014	2013

Purchases of property and equipment:
GETS	$4,594	$5,685	$4,832
PSS	2,046	2,008	670
MRI	153	38	29
Corporate	1,147	1,043	1,998
Total purchases of property and equipment	$7,940	$8,774	$7,529

The Company is domiciled in the U.S. and its reporting segments (other than PSS) operate primarily in the U.S. and Canada. Revenue attributable to foreign countries is determined based on the customer’s country of domicile. Revenue and fixed assets by geographic area are presented in the tables below for the indicated periods:

	Year ended December 31,
	2015	2014	2013

Revenue:
US	$738,400	$798,285	$824,228
Canada	139,068	206,410	162,252
UK	105,784	113,681	79,743
Other	2,242	4,596	21,636
Total revenue	$985,494	$1,122,972	$1,087,859

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

	December 31,
	2015	2014

Property and equipment, net:
US	$17,612	$18,843
Canada	158	138
UK	958	1,285
Other	—	84
Total property and equipment, net	$18,728	$20,350

15.    Selected Quarterly Financial Information (Unaudited)

The following is a summary of quarterly financial information for the indicated periods:

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$257,458	$246,821	$244,662	$236,553	$985,494
Gross profit	46,770	46,647	46,827	44,657	184,901
Operating and administrative expenses	45,273	45,444	46,853	49,863	187,433
Restructuring and other related costs (1)	47	—	566	3,604	4,217
Impairment (2)	—	—	21,537	—	21,537
Loss on disposition (3)	310	—	—	—	310
Operating profit (loss)	1,140	1,203	(22,129)	(8,810)	(28,596)
Income (loss) before income taxes (4)	1,153	1,106	(21,446)	(9,348)	(28,535)
Net income (loss) (5)	387	(157)	(20,202)	(17,114)	(37,086)
Net income (loss) attributable to CDI (5)	470	(157)	(20,202)	(17,114)	(37,003)
Earnings (loss) per common share:
Basic	$0.02	$(0.01)	$(1.03)	$(0.87)	$(1.88)
Diluted	$0.02	$(0.01)	$(1.03)	$(0.87)	$(1.88)

(1)	In 2015, the Company recorded an aggregate pre-tax charge of $4.2 million to "Restructuring and other related costs" related to certain restructuring plans.

(2)
In 2015, the Company recorded an aggregate charge of $21.5 million to "Impairment" related to the impairment of goodwill comprised of GETS AIE $10.4 million and PSS Other $10.7 million and $0.5 million related to the impairment of certain fixed assets in GETS AIE.

(3)	In 2015, the Company's GETS segment recorded a charge of $0.3 million related to loss on disposition of the Company's controlling interest in a Mexico-based engineering design company.

(4)	In 2015, the Company recorded a pre-tax gain of $0.8 million for sale of a non-operating corporate asset. Proceeds from the sale were $1.2 million.

(5)	In 2015, the Company recorded a valuation allowance for deferred tax assets in the amount of $15.0 million, including $11.8 million in the fourth quarter of 2015.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$276,272	$284,282	$295,732	$266,686	$1,122,972
Gross profit	50,763	52,797	54,488	48,509	206,557
Operating and administrative expenses (1)	45,708	46,107	46,006	45,052	182,873
Restructuring and other related costs	370	(298)	—	3,573	3,645
Impairment	—	—	—	14,653	14,653
Operating profit (loss)	4,685	6,988	8,482	(14,769)	5,386
Income (loss) before income taxes	4,603	6,996	8,349	(14,790)	5,158
Net income (loss)	2,041	4,452	5,441	(8,917)	3,017
Net income (loss) attributable to CDI	2,037	4,427	5,400	(8,782)	3,082
Earnings (loss) per common share:
Basic	$0.10	$0.23	$0.28	$(0.45)	$0.16
Diluted	$0.10	$0.22	$0.27	$(0.45)	$0.16

(1)
In the first quarter of 2014, the Company recorded an aggregate $0.9 million after tax charge related to the separation of the former CEO that was comprised of a $0.7 million pre-tax charge ($0.4 million after tax) to operations associated with the former CEO's separation arrangement and an additional $0.5 million charge to income tax expense for the write-off of deferred tax assets related to the forfeiture of equity awards.

16.    Subsequent Events

$20 Million Share Repurchase Program and Elimination of Cash Dividend
On January 25, 2016, the Company announced that its Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the Stock Repurchase Program, CDI is authorized to repurchase up to $20 million of its common stock from time to time and at prices considered appropriate by the Company. The stock repurchases may be made via privately negotiated transactions, open market purchases, block trades or by other means at management's discretion in compliance with applicable securities laws. The timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. The Company is not required to repurchase any specific number of shares and the Stock Repurchase Program may be modified, suspended or discontinued at any time without prior notice. The Stock Repurchase Program will remain in effect until fully utilized or until modified, suspended or discontinued.

In connection with the new repurchase program, the Board also approved the elimination of the Company's dividend.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in this Form 10-K Report is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company acquired EdgeRock on October 6, 2015. As the EdgeRock acquisition was completed during the fourth quarter of 2015, the scope of the Company’s assessment of the effectiveness of its internal control over financial reporting does not include the EdgeRock business. This exclusion is pursuant to the SEC’s general guidance that an assessment of a recently acquired business’ internal control over financial reporting from the Company’s assessment of its internal control may be omitted from the scope of the Company’s assessment of its internal control over financial reporting for twelve months following the date of acquisition. EdgeRock is a wholly-owned subsidiary and represented approximately 1% and 11% of the Company's total revenue and total assets as of and for the year ended December 31, 2015.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited and issued its report on effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, which is included herein.

(c) Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CDI Corp.:

We have audited CDI Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CDI Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CDI Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired EdgeRock on October 6, 2015. As the EdgeRock acquisition was completed during the fourth quarter of 2015, the scope of the Company’s assessment of the effectiveness of its internal control over financial reporting does not include the EdgeRock business. This exclusion is pursuant to the SEC’s general guidance that an assessment of a recently acquired business’ internal control over financial reporting from the Company’s assessment of its internal control may be omitted from the scope of the Company’s assessment of its internal control over financial reporting for twelve months following the date of acquisition. EdgeRock is a wholly-owned subsidiary and represented approximately 1% and 11% of the Company's total revenue and total assets as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of EdgeRock.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CDI Corp. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2015, and our report dated March 3, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 3, 2016

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

Equity Compensation Plan Information
The following table provides information as of December 31, 2015 regarding shares of the Company’s common stock that may be issued under the Restated Omnibus Plan. See Note 8 - Stock-Based Compensation, in the notes to the consolidated financial statements included in Item 8 of this Form 10-K Report, for further information related to the equity compensation plan.ts

(in thousands, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
	A	B		C

Equity compensation plans approved by security holders (a)	877	$16.50	(b)	1,417
Equity compensation plans not approved by security holders	—	—		—
Total	877	$16.50		1,417

(a)
As of December 31, 2015, no shares would have been issuable to participants upon exercise of Stock Appreciation Rights (SARs) under the Restated Omnibus Plan. Holders of SARs can, upon vesting, receive shares of CDI common stock having a value equal to any appreciation in the market price of the stock on the date of exercise over the market price on the date of grant. Based on the market price of CDI common stock on December 31, 2015 of $6.76, the market price exceeded the exercise price for none of the 95 thousand SARs outstanding as of December 31, 2015 under the Restated Omnibus Plan.

As of December 31, 2015, 127 thousand shares would have been issuable to participants upon exercise of Stock Options under the Restated Omnibus Plan. Employee stock options generally vest ratably over a four to five year period and expire seven years from the date of grant.
As of December 31, 2015, 728 thousand shares of Time-Vested Deferred Stock (TVDS) were outstanding and held by various employees and directors. For most employees, the shares of TVDS generally vest over four years and will generally be forfeited prior to vesting if the holder’s employment with the Company ends prior to the applicable vesting date. For directors, the shares of TVDS vest on the third anniversary of the date of grant.

As of December 31, 2015, 21 thousand shares of performance-based share awards were outstanding under the Restated Omnibus Plan, vesting at various times over the course of the next two to five years if the applicable performance goals are met. The fair value of a performance-based share award is determined and the number of shares of common stock to be awarded is fixed on the date of grant.
As of December 31, 2015, 1,564 thousand performance units were outstanding. This number is based on achieving the maximum level of performance, and so not all (or any) of those outstanding awards are earned, they are converted into their then cash equivalent and settled in cash shortly after vesting. These awards are not factored into the number of securities to be issued upon exercise in column A above, but based on the terms of the Restated Omnibus Stock Plan, have reduced the number of securities remaining available for issuance in column C above.

(b)
The weighted-average exercise price relates to outstanding Stock Options and SARs. Not included in the calculation of the weighted-average exercise price were shares of TVDS and performance-based share awards and shares of CDI stock issuable under the SPP.

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
The consolidated balance sheets of the Registrant as of December 31, 2015 and 2014, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the years ended December 31, 2015, 2014 and 2013, the footnotes thereto, and the reports of KPMG LLP, independent registered public accounting firm, are filed herewith.

(b)	Financial Statement Schedules:
All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(c)	Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Articles of Incorporation of the Registrant, as amended effective December 11, 2007	10-K	001-05519	3.1	3/7/2008
3.2	Bylaws of the Registrant, as amended effective December 16, 2014	10-K	001-05519	3.2	3/12/2015
10.1	Credit Agreement dated November 30, 2012 among Bank of America, N.A. (along with certain other lenders) and the Registrant (along with certain of its subsidiaries)	8-K	001-05519	10.1	12/4/2012
10.2*	CDI Corp. Amended and Restated Omnibus Stock Plan	Def. Proxy Stmt. (14A)	001-05519	Appendix B	4/20/2015
10.3*	CDI Corp. Stock Purchase Plan for Management Employees and non-Employee Directors, as amended and restated effective May 17, 2011	10-Q	001-05519	10.3	8/5/2011
10.4*	CDI Corporation Deferred Compensation Plan	10-K	001-05519	10.e	3/31/2005
10.5*	Executive Severance Program applicable to executive officers of the Registrant	10-K	001-05519	10.12	3/11/2009
10.6*	Executive Stock Purchase Opportunity Program approved by the Board of Directors of the Registrant on March 9, 2006	8-K	001-05519	10.1	3/15/2006
10.7*	Changes to the Directors' Compensation Arrangements, approved by the Board of Directors on June 11, 2007 and effective on July 18, 2007	10-Q	001-05519	10	8/3/2007
10.8*	Form of Director's Time-Vested Deferred Stock Award	10-Q	001-05519	10.a	11/7/2007
10.9*	Employment Agreement between CDI Corporation and Brian D. Short effective March 16, 2009, and offer letter dated February 11, 2009 from CDI Corporation to Brian D. Short	10-Q	001-05519	10.2	8/6/2009
10.10*	Policy on Cash Bonus Awards and Equity Awards “Clawback”	10-K	001-05519	10.37	3/2/2010
10.11*	Form of Stock Appreciation Rights Agreement for 2010 grants	10-Q	001-05519	10.1	11/5/2010
10.12*	Form of Time-Vested Deferred Stock Agreement for 2010 awards	10-Q	001-05519	10.2	11/5/2010
10.13*	Form of Performance-Contingent Deferred Stock Agreement for 2010 awards	10-Q	001-05519	10.3	11/5/2010
10.14*	Employment Agreement dated January 10, 2011 between the Registrant and Paulett Eberhart	8-K	001-05519	10.1	1/14/2011
10.15*	2011 CEO Cash Bonus Plan	Def. Proxy Stmt. (14A)	001-05519	Appendix A	4/19/2011
10.16*	Offer Letter dated August 15, 2011 from CDI Corporation to Robert M. Larney	8-K	001-05519	10.1	8/31/2011
10.17*	Employment Agreement effective August 30, 2011 between CDI Corporation and Robert M. Larney	8-K	001-05519	10.2	8/31/2011
10.18*	Form of Non-Qualified Option Agreement for 2012 awards to executive officers	8-K	001-05519	10.1	11/7/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.19*	Form of Performance Shares Agreement for 2012 awards to executive officers	8-K	001-05519	10.2	11/7/2012
10.20	Technical Services Agreement dated as of July 24, 2009 between CDI Corporation and International Business Machines Corporation	10-K	001-05519	10.34	3/1/2013
10.21	Predominant Supplier Attachment to the Technical Services Statement of Work between CDI Corporation and International Business Machines Corporation effective as of July 1, 2008	10-Q	001-05519	10.3	8/8/2008
10.22	Master Statement of Work between CDI Corporation and International Business Machines Corporation effective as of December 31, 2011	8-K	001-05519	10.1	12/22/2011
10.23*	Offer Letter dated July 23, 2013 from CDI Corporation to William J. Wasilewski	10-Q	001-05519	10.1	11/1/2013
10.24*	Employment Agreement between CDI Corporation and William J. Wasilewski effective August 19, 2013	10-Q	001-05519	10.2	11/1/2013
10.25*	Form of 2013 Executive Incentive Program Overview distributed to executive officers	10-Q	001-05519	10.4	11/1/2013
10.26*	Form of Performance Shares Agreement	8-K	001-05519	10.1	3/6/2014
10.27*	Separation and Consulting Agreement between CDI Corp. and Paulett Eberhart dated March 30, 2014	8-K	001-05519	10.1	4/3/2014
10.28*	Form of 2014 Executive Incentive Program Overview distributed to executive officers	10-Q	001-05519	10.1	8/6/2014
10.29*	Employment Agreement between CDI Corp. and Scott J. Freidheim dated as of September 10, 2014	8-K	001-05519	10.1	9/15/2014
10.30*	Employment Agreement between CDI Corporation and D. Hugo Malan dated October 20, 2014	10-K	001-05519	10.39	3/5/2015
10.31*	Performance Units Agreement between CDI Corp. and D. Hugo Malan dated October 27, 2014	10-K	001-05519	10.40	3/5/2015
10.32*	Employment Agreement between CDI Corporation and Michael S. Castleman dated October 20, 2014	10-K	001-05519	10.41	3/5/2015
10.33*	Performance Units Agreement between CDI Corp. and Michael S. Castleman dated October 28, 2014	10-K	001-05519	10.42	3/5/2015
10.34*	Settlement Agreement between CDI AndersElite Limited and Stuart Batchelor dated October 31, 2014	8-K	001-05519	10.1	11/6/2014
10.35*	Amendment to Master Statement of Work between International Business Machines Corporation and CDI Corporation effective on December 4, 2014	8-K	001-05519	10.1	12/30/2014
10.36*	CDI Corp. Executive Bonus Plan	Def. Proxy Stmt. (14A)	001-05519	Appendix C	4/20/2015
10.37*	Employment Agreement between CDI Corporation and David Arkless dated October 27, 2014	10-K	001-05519	10.37	3/5/2015
10.38*	Performance Units Agreement between CDI Corp. and David Arkless dated October 27, 2014	10-K	001-05519	10.38	3/5/2015
10.39*	Separation Agreement and Release and Waiver of Claims executed on January 30, 2015 by and between CDI Corporation and Robert M. Larney	8-K	001-05519	10.1	1/30/2015
10.40*	Long-Term Incentive Award between CDI Corp. and Brian D. Short granted May 19, 2015	10-Q	001-05519	10.1	8/6/2015
10.41*	Long-Term Incentive Award between CDI Corp. and William J. Wasilewski granted May 19, 2015	10-Q	001-05519	10.2	8/6/2015
10.42	Share Purchase Agreement by and among CDI Corporation, EdgeRock Technologies, LLC, the sellers listed on the signature pages thereto and MEP Advisors, LLC solely in its capacity as representative of the sellers dated as of October 6, 2015	8-K	001-05519	2.1	10/13/2015
10.43	Credit Agreement dated October 30, 2015 among CDI Corp. and several of its subsidiaries and Bank of America, N.A. and the other lenders thereunder	8-K	001-05519	10.1	11/4/2015

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

21	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101* *
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes a management contract or compensatory plan or arrangement.

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

CDI Corp.
Date:	March 3, 2016	By:	/s/ Michael S. Castleman
Michael S. Castleman
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Scott J. Freidheim	By:	/s/ Anna M. Seal	By:	/s/ Lawrence C. Karlson
	Scott J. Freidheim		Anna M. Seal		Lawrence C. Karlson
	President, Chief		Director		Director
	Executive Officer and Director	Date:	March 3, 2016	Date:	March 3, 2016
(Principal Executive Officer)
Date:	March 3, 2016

By:	/s/ Michael S. Castleman	By:	/s/ Michael J. Emmi	By:	/s/ Ronald J. Kozich
	Michael S. Castleman		Michael J. Emmi		Ronald J. Kozich
	Executive Vice President		Director		Director
	and Chief Financial Officer	Date:	March 3, 2016	Date:	March 3, 2016
(Principal Financial Officer)
Date:	March 3, 2016

By:	/s/ Thomas M. Walsh	By:	/s/ Walter R. Garrison	By:	/s/ Barton J. Winokur
	Thomas M. Walsh		Walter R. Garrison		Barton J. Winokur
	Chief Accounting Officer		Director		Director
	(Principal Accounting Officer)	Date:	March 3, 2016	Date:	March 3, 2016
Date:	March 3, 2016

By:	/s/ Albert E. Smith	By:	/s/ Joseph L. Carlini
	Albert E. Smith		Joseph L. Carlini
	Director		Director
Date:	March 3, 2016	Date:	March 3, 2016