Form 10-Q
period 2016-03-31
CDI CORP
filed 2016-05-05
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2016
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The number of shares outstanding of each of the registrant's classes of common stock as of May 2, 2016 was as follows:

Common stock, $0.10 par value: Class B common stock, $0.10 par value:	19,261,084 Shares None

CDI CORP.
Form 10-Q
For the Quarterly Period Ended March 31, 2016

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we and our representatives may make statements that are forward-looking. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow, and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness or volatility in general economic conditions and levels of capital spending by clients in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our clients' projects or the inability of our clients to pay our fees; the termination of one or more major client contracts or projects; the uncertain timing and funding of new contract awards and renewals; a high concentration of our business with a few large clients; the failure to achieve the anticipated benefits of acquisitions, and difficulties in integrating acquired businesses with CDI; the inability to obtain favorable price and other terms for any acquisitions and divestitures we may do; delays or reductions in U.S. government spending; credit risks associated with our clients; competitive market pressures; foreign currency fluctuations; restrictions on the availability of funds and on our activities under our asset-based, secured credit facility; the availability and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our professional employees and our temporary employees; our performance on client contracts; negative outcome of pending and future claims and litigation; improper disclosure or loss of sensitive or confidential company, client, employee or candidate information, including personal data; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about these and other risks and uncertainties may be found in our filings with the United States Securities and Exchange Commission (SEC), particularly in the “Risk Factors” section in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.
Unless the context otherwise requires, all references herein to “CDI,” the "Registrant,” the "Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$9,767	$16,932
Accounts receivable, net of allowances of $2,026 and $1,942	216,002	205,494
Prepaid expenses and other current assets	14,170	12,768
Prepaid income taxes	4,102	5,126
Total current assets	244,041	240,320
Property and equipment, net of accumulated depreciation of $86,919 and $84,941	17,951	18,728
Deferred income taxes	3,523	3,228
Goodwill	45,737	45,794
Other intangible assets, net	19,168	20,427
Other non-current assets	10,658	10,600
Total assets	$341,078	$339,097

Liabilities and Equity
Current liabilities:
Credit facility	$16,867	$18,831
Accounts payable	34,024	30,262
Accrued compensation and related expenses	41,762	34,464
Other accrued expenses and other current liabilities	15,043	19,903
Income taxes payable	583	323
Total current liabilities	108,279	103,783
Deferred compensation	7,871	7,723
Deferred income tax	2,494	1,530
Other non-current liabilities	4,535	4,818
Total liabilities	123,179	117,854
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 22,185 and 22,163 shares	2,219	2,216
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	75,386	74,774
Retained earnings	206,058	210,875
Accumulated other comprehensive loss	(11,615)	(14,135)
Common stock in treasury, at cost - 2,754 and 2,463 shares	(54,149)	(52,487)
Total CDI shareholders' equity	217,899	221,243
Total equity	217,899	221,243
Total liabilities and equity	$341,078	$339,097

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31
	2016	2015

Revenue	$233,524	$257,458
Cost of services	190,249	210,688
Gross profit	43,275	46,770
Operating and administrative expenses	47,047	45,273
Restructuring and other related costs	49	47
Loss on disposition	—	310
Operating profit (loss)	(3,821)	1,140
Other income (expense), net	(149)	13
Income (loss) before income taxes	(3,970)	1,153
Income tax expense	847	766
Net income (loss)	(4,817)	387
Less: Loss attributable to noncontrolling interests	—	(83)
Net income (loss) attributable to CDI	$(4,817)	$470

Earnings (loss) per common share:
Basic	$(0.24)	$0.02
Diluted	$(0.24)	$0.02

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income (loss)	$(4,817)	$387
Other comprehensive income (loss):
Foreign currency translation adjustments	2,520	(4,944)
Reclassification of foreign currency translation adjustment	—	362
Total comprehensive loss	(2,297)	(4,195)
Comprehensive income attributable to noncontrolling interests	—	15
Total comprehensive loss attributable to CDI	$(2,297)	$(4,210)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Operating activities:
Net income (loss)	$(4,817)	$387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,082	2,562
Deferred income taxes	698	934
Share-based compensation	693	537
Loss on disposition	—	310
(Gain)/loss on disposal of assets, net	—	48
Changes in operating assets and liabilities:
Accounts receivable, net	(9,579)	(14,669)
Prepaid expenses and other current assets	(1,492)	(5,660)
Accounts payable	3,748	(1,127)
Accrued compensation and related expenses	7,226	15,409
Accrued expenses and other current liabilities	(2,767)	(2,469)
Income taxes receivable/payable	1,275	(809)
Other non-current assets	1,516	332
Other non-current liabilities	(260)	(431)
Net cash used in operating activities	(677)	(4,646)

Investing activities:
Additions to property and equipment	(1,115)	(1,808)
Acquisition-related payment	(2,108)	—
Proceeds from disposition	55	—
Net cash used in investing activities	(3,168)	(1,808)

Financing activities:
Dividends paid to shareholders	—	(2,554)
Stock repurchased under stock repurchase program	(1,662)	—
Borrowings on credit facilities	13,049	5,813
Repayments on credit facilities	(14,931)	(3,972)
Payment of debt issuance costs	(28)	—
Common shares withheld for taxes	(37)	(257)
Excess tax benefit from share-based compensation awards	—	53
Net cash used in financing activities	(3,609)	(917)

Effect of exchange rate changes on cash and cash equivalents	289	(826)
Net decrease in cash and cash equivalents	(7,165)	(8,197)
Cash and cash equivalents at beginning of period	16,932	36,324
Cash and cash equivalents at end of period	$9,767	$28,127

Supplemental disclosure of cash flow information:
Cash paid for interest	$122	$37
Cash paid (received) for income taxes, net	$(1,212)	$554

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive Loss	Total CDI Share-holders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

December 31, 2014	22,084	$2,208	$(52,487)	$72,023	$258,113	$(6,207)	$273,650	$703	$274,353
Net income	—	—	—	—	470	—	470	(83)	387
Translation adjustments	—	—	—	—	—	(4,680)	(4,680)	98	(4,582)
Share-based compensation expense	—	—	—	537	—	—	537	—	537
Reclassification of equity awards from liabilities, net	—	—	—	174	—	—	174	—	174
Vesting and exercise of equity awards	39	4	—	(4)	—	—	—	—	—
Common shares withheld for taxes	(15)	(1)	—	(256)	—	—	(257)	—	(257)
Disposition of controlling interest	—	—	—	—	—	—	—	(718)	(718)
Cash dividends declared ($0.13 per common share)	—	—	—	—	(2,554)	—	(2,554)	—	(2,554)
March 31, 2015	22,108	$2,211	$(52,487)	$72,474	$256,029	$(10,887)	$267,340	$—	$267,340

December 31, 2015	22,163	$2,216	$(52,487)	$74,774	$210,875	$(14,135)	$221,243	$—	$221,243
Net loss	—	—	—	—	(4,817)	—	(4,817)	—	(4,817)
Translation adjustments	—	—	—	—	—	2,520	2,520	—	2,520
Share-based compensation expense	—	—	—	693	—	—	693	—	693
Reclassification of equity awards from liabilities, net	—	—	—	(41)	—	—	(41)	—	(41)
Vesting and exercise of equity awards	29	4	—	(4)	—	—	—	—	—
Common shares withheld for taxes	(7)	(1)	—	(36)	—	—	(37)	—	(37)
Stock repurchased under stock repurchase program	—	—	(1,662)	—	—	—	(1,662)	—	(1,662)
March 31, 2016	22,185	$2,219	$(54,149)	$75,386	$206,058	$(11,615)	$217,899	$—	$217,899

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

1.    Business

CDI Corp. and its subsidiaries (the “Company” or “CDI”) seek to create extraordinary outcomes with its clients by delivering solutions based on highly skilled and professional talent. CDI’s business is comprised of four segments: Enterprise Talent, Specialty Talent and Technology Solutions, Engineering Solutions and Management Recruiters International (MRI). CDI’s client offerings include an array of engineering design project solutions, information technology project solutions and managed services, specialty technology staff augmentation, and program and managed staffing services. CDI's clients are corporations in multiple industries, including energy, chemicals, infrastructure, aerospace, industrial equipment, technology, as well as municipal and state governments, and the United States (U.S.) Department of Defense. CDI has offices and delivery centers in the U.S., Canada and the United Kingdom (UK). In addition, CDI provides recruiting and staffing services through its global MRINetwork® of franchisees.

2.    Principles of Consolidation and Basis of Presentation

Principles of Consolidation - The consolidated financial statements include the accounts of CDI Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation - The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (GAAP), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (SEC) for interim financial reporting. These statements should be read in conjunction with the Company's Form 10-K filed with the SEC on March 3, 2016. Results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the full year.

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

Reclassifications - Certain historical financial information in the prior period consolidated financial statements has been reclassified to conform to the current period presentation. Historical segment financial information has been reclassified as a result of an operational realignment plan adopted in December 2015. This reclassification did not impact any previously reported consolidated revenues, gross profit or results of operations. See Note 12-Reporting Segments.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 (Topic 606) Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue guidance in addition to some cost guidance. ASU 2014-09 establishes a five-step model under the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company may apply this guidance using either a full retrospective approach, subject to certain practical expedients, or a modified retrospective approach with a cumulative effect adjustment as of the date of initial application. On July 9, 2015, the FASB approved a one-year deferral of the effective date that allows the Company to defer the effective date to January 1, 2018 but still permit the Company to adopt the standard as of the original January 1, 2017 effective date. In 2016, the FASB issued two amendments that have the same effective date as the original standard. The Company has not yet selected a transition method nor has it determined the impact that adoption of this guidance will have on its consolidated financial statements or determined if it will utilize the original or deferred effective date.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). The standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The Company adopted ASU 2015-02 during the first quarter of 2016, which adoption did not have a material impact on its consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases (ASU 2016-02). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. ASU 2016-02 does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, ASU 2016-02 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The guidance is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company has not determined the impact that adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) (ASU 2016-09). ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company adopted ASU 2016-09 during the first quarter of 2016, which adoption did not have a material impact on its consolidated financial statements.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements as of March 31, 2016 Using
	Fair Value Measurements at March 31, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual funds:
Bond	$1,571	$1,571	$—	$—
Large cap	2,263	2,263	—	—
International	1,351	1,351	—	—
Mid cap	505	505	—	—
Small cap	410	410	—	—
Balanced	452	452	—	—
Money market funds	1,845	1,845	—	—
Total assets (1)	$8,397	$8,397	$—	$—

(1)
As of March 31, 2016, $0.8 million and $7.6 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

		Fair Value Measurements as of December 31, 2015 Using
	Fair Value Measurements at December 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual funds:
Bond	$1,772	$1,772	$—	$—
Large cap	2,686	2,686	—	—
International	1,449	1,449	—	—
Mid cap	530	530	—	—
Small cap	425	425	—	—
Balanced	450	450	—	—
Money market funds	1,041	1,041	—	—
Total assets (1)	$8,353	$8,353	$—	$—

(1)
As of December 31, 2015, $0.9 million and $7.5 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

5.    Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2015				March 31, 2016
	Gross Balance	Accumulated Impairment Losses	Additions	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

Enterprise Talent	$40,134	$(34,511)	$—	$—	$40,724	$(35,101)
Specialty Talent and Technology Solutions	16,445	—	—	—	16,445	—
Engineering Solutions	35,713	(21,431)	—	—	35,713	(21,431)
MRI	15,749	(6,305)	—	(57)	15,531	(6,144)
Total goodwill	$108,041	$(62,247)	$—	$(57)	$108,413	$(62,676)

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

The Company performed an interim assessment for impairment of goodwill and other indefinite-lived intangible assets as of December 31, 2015 due to a decrease in the Company's stock price and market capitalization. The Company's assessment determined that the fair values for each of the Company's reporting units were substantially in excess of their related carrying values as of December 31, 2015.

The Company performed its annual assessment as of July 1, 2015 and determined that the carrying values of the Company's Enterprise Talent - UK Staffing (AndersElite®) and Engineering Solutions - Aerospace and Industrial Equipment (formerly Global Engineering and Technology Solutions (GETS) - Aerospace and Industrial Equipment (GETS AIE)) reporting units exceeded their fair values. The Company estimated the fair values of all reporting units using a discounted cash flow model based on significant unobservable inputs or level 3 inputs of the fair value hierarchy. The key assumption used to determine the fair values was management's estimate of future earnings. Based on the results of these estimations, the Company estimated the fair value of the assets and liabilities for the two reporting units based upon reliance, in part, on the report of a valuation specialist in order to determine the implied fair values of goodwill. The Company compared the implied fair values of goodwill to the carrying values of goodwill for the two reporting units and recorded an aggregate goodwill impairment charge of $21.0 million in the consolidated statements of operations, comprised of $10.7 million and $10.4 million in Enterprise Talent - UK Staffing (AndersElite®) and Engineering Solutions - Aerospace and Industrial Equipment (formerly GETS AIE), respectively. The Company did not identify any other reporting units with fair values that were not substantially in excess of their carrying values.

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

The following tables summarize the changes in the Company's carrying value of other intangible assets during the indicated periods:

	December 31, 2015				March 31, 2016
	Gross Balance	Accumulated Amortization	Amortization	Translation	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Customer relationships	$20,376	$(7,974)	$(1,087)	$(29)	$20,346	$(9,060)
Trademarks	6,440	(1,054)	(118)	—	6,440	(1,172)
Non-compete	150	(150)	—	—	150	(150)
Reacquired franchise rights	972	(498)	(25)	—	972	(523)
Total intangible assets subject to amortization	27,938	(9,676)	(1,230)	(29)	27,908	(10,905)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	2,165	—
Total other intangible assets	$30,103	$(9,676)	$(1,230)	$(29)	$30,073	$(10,905)

6.    Restructuring and Other Related Costs

In December 2015, the Company approved a restructuring plan (the “2015 Restructuring Plan”) to better align its organization and operations with the Company's strategy. The 2015 Restructuring Plan is expected to be completed during 2016. Substantially all remaining payments are expected to be made during 2016 with certain payments related to the consolidation of facilities expected through 2022. Additional charges of approximately $0.5 million to $0.7 million are expected to be recognized during 2016 primarily related to system consolidation costs and employee severance charges.

In December 2014, the Company approved a restructuring plan (the “2014 Restructuring Plan”) to optimize its operations and facility footprint. The 2014 Restructuring Plan was substantially complete during 2015 with certain payments related to the consolidation of facilities expected through 2019 and certain employee severance expected through 2016.

The following table summarizes the provision, activity and balances related to the Restructuring Plans by cost type for the indicated periods:

	Employee severance and related costs	Real estate exit and related costs	Asset write-offs	Accrued restructuring liability

Balance as of December 31, 2014	$2,031	$2,600	$—	$4,631
Cash payments	(907)	(293)	—	(1,200)
Charges	—	33	14	47
Non-cash	—	—	(14)	(14)
Balance as of March 31, 2015	$1,124	$2,340	$—	$3,464

Balance as of December 31, 2015	$2,202	$2,935	$—	$5,137
Cash payments	(509)	(609)	—	(1,118)
Charges	12	37	—	49
Non-cash	—	—	—	—
Balance as of March 31, 2016	$1,705	$2,363	$—	$4,068

The consolidated balance sheets as of March 31, 2016 and December 31, 2015 include $3.2 million and $4.1 million in “Other accrued expenses and other current liabilities”, and $0.9 million and $1.0 million in "Other non-current liabilities", respectively.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

7.    Acquisition and Disposition

EdgeRock Technologies, LLC Acquisition
On October 6, 2015, the Company acquired EdgeRock Technologies, LLC (EdgeRock), a provider of ERP and other specialist IT staffing, including business intelligence and data analytics, for cash consideration of $33.4 million, including a working capital adjustment that was paid in 2016, plus up to an additional $4.0 million of cash contingent on EdgeRock's operating performance for the twelve months ending October 31, 2016. EdgeRock currently comprises the Specialty Talent business within the Specialty Talent and Technology Solutions reporting segment. During the three months ended March 31, 2016, the Company recorded a benefit of $0.8 million to "Operating and administrative expenses" in the consolidated statements of operations related to the reversal of the estimated contingent earnout.

CDI-Pycopsa Disposition
On March 20, 2015, the Company completed the sale of its 67% interest in CDI-Pycopsa Ingeniería y Construcción, S. de R.L. de C.V. (“CDI-Pycopsa”), a Mexico-based engineering design company in the Engineering Solutions (formerly GETS) reporting segment. CDI-Pycopsa does not meet the criteria to be reported as a discontinued operation under ASU 2014-08, which was adopted by the Company on January 1, 2015. Accordingly, CDI-Pycopsa's results are reflected in the Consolidated Statements of Operations within continuing operations. Excluding the $0.3 million loss on disposition, CDI-Pycopsa's pretax results attributable to CDI were not material for the three months ended March 31, 2015. During the three months ended March 31, 2016, the Company received $0.1 million of proceeds related to the sale.

8.    Credit Facility

On October 30, 2015, the Company and certain domestic subsidiaries (collectively with the Company, the “US Borrowers”), certain Canadian subsidiaries of the Company (collectively, the "Canadian Borrowers"), and certain UK subsidiaries of the Company (collectively, the "UK Borrowers"), collectively (the "Borrowers") entered into an agreement for a secured lending facility (the "Credit Agreement") with Bank of America, N.A. and other lenders. The Credit Agreement established a $150.0 million revolving line of credit facility which also includes an option to expand the facility by up to $75.0 million subject to agreement by the lenders, with a five-year term ending on October 30, 2020. The facility is comprised initially of three subfacilities with $122.5 million available to the US borrowers, $15.0 million available to the Canadian borrowers and $12.5 million available to the UK borrowers. It also includes a $30.0 million sublimit for swingline loans and a $20.0 million sublimit for letters of credit.

Availability under the Credit Agreement is tied to a borrowing base, measured by 85% of eligible billed accounts receivable, plus 80% of eligible unbilled accounts receivable, less customary reserve amounts; provided however that the portion of the borrowing base consisting of 80% of eligible unbilled accounts receivable may not exceed 30% of the sum of (i) 85% of the eligible billed accounts receivable, plus (ii) 80% of the eligible unbilled accounts receivable. Borrowings under the Credit Agreement may be used by the Company and the other Borrowers for general business purposes including capital expenditures and permitted acquisitions and investments. Accounts receivable, used in the determination of the borrowing base, are subject to lender discretion and, in certain circumstances, the lender may use cash balances in a dominion account established with the administrative agent to repay outstanding balances. As a result, amounts borrowed under the Credit Agreement are presented as current in the consolidated balance sheets.

The Borrowers’ obligations under the Credit Agreement are secured by a first lien security interest in all of the Borrowers’ personal property (subject to customary exceptions), including, among other things, accounts receivable, equity interests, deposit accounts, intellectual property, and leased properties where books and records are kept.

As of March 31, 2016, the Company had total outstanding borrowings of $16.9 million, letters of credit outstanding of $3.2 million and $126.8 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2016. Interest was payable at rates ranging from 1.95% to 2.01% per annum for outstanding borrowings as of March 31, 2016.

As of December 31, 2015, the Company had total outstanding borrowings of $18.8 million, letters of credit outstanding of $3.3 million and $120.7 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2015.

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

A valuation allowance has been recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. In the fourth quarter of 2015 the company booked a valuation allowance against federal deferred tax assets due to cumulative losses.
The effective tax rates for the three months ended March 31, 2016 and 2015 were (21.3)% and 66.4%, respectively. The effective tax rate for the three months ended March 31, 2016 is a negative rate due to taxes on profits in Canada and in certain states, while tax benefits from losses in the United Kingdom and United States are not recognizable due to valuation allowances. The effective tax rate for the three months ended March 31, 2015 was 66.4% due to a mix of the tax effects of stock based compensation, foreign losses not benefited and expenses that were not deductible for tax.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets, including net operating loss carryforwards. Management’s assessment is made for each taxpayer on a jurisdiction by jurisdiction basis. A full valuation allowance has been recorded against the deferred tax asset related to part of the group’s US state taxes and federal taxes as these are more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or decreased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

11.    Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Three months ended
	March 31,
	2016	2015

Numerator:
Net income (loss) attributable to CDI	$(4,817)	$470
Denominator:
Basic weighted-average shares	19,679	19,634
Dilutive effect of share-based awards	—	228
Diluted weighted-average shares	19,679	19,862
Earnings per common share:
Basic	$(0.24)	$0.02
Diluted	$(0.24)	$0.02

There were 0.7 million shares and 0.1 million shares excluded from the computation of EPS for the three months ended March 31, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

12.    Reporting Segments

During December 2015, the Company adopted a plan to deliver improved performance and efficiencies through increased strategic focus and operational realignment. As a result of this realignment, certain historical segment financial information has been reclassified to conform to the current period segment presentation that became effective during the first quarter of 2016. This reclassification did not impact any previously reported consolidated revenues, gross profit or results of operations.
The Company's reporting segments are as follows:

•
Enterprise Talent - Enterprise Talent provides staff augmentation, placement and other staffing-related services to support its clients’ access to engineering and technology personnel on a temporary or permanent basis. Enterprise Talent focuses on delivering its services to medium and larger sized enterprises that have ongoing needs for skilled and technical labor. The duration of individual client engagements can range from several months to multiple years based on a client’s project, seasonal or business cycle needs. In addition, Enterprise Talent offers enterprise clients managed staffing program services, vendor management solutions, certification management solutions, and recruitment process outsourcing solutions. Enterprise Talent currently operates in North America under the CDI® brand name and in the United Kingdom under the AndersElite® brand name.

•
Specialty Talent and Technology Solutions - Specialty Talent and Technology Solutions provides clients with specialized technology talent as well as solutions through a flexible delivery model that spans staff augmentation and placement services, project execution and management services, and outsourced managed services. Specialty Talent, currently comprised entirely of EdgeRock, provides staff augmentation services focused on highly specialized information technology skillsets, including enterprise resource planning, business intelligence, analytics, infrastructure and application management and development. Technology Solutions provides a range of information technology professional services in a consult, integrate and operate model. These services include IT strategy and consulting, assessments, execution of IT infrastructure and IT engineering solutions, business application solutions, digital marketing services, service management, quality assurance and testing, and program management.

•
Engineering Solutions - Engineering Solutions provides engineering design, as well as complete physical asset and product delivery solutions for its clients. Engineering design principally involves the production of construction and/or technical documentation and specifications performed at a CDI facility or at a client's facility under the supervision of CDI personnel. Complete physical asset and product delivery solutions involve services that manage the integration of all supply chain contributors to a new or upgraded industrial production or infrastructure asset, naval asset or in support of aerospace and industrial original equipment manufacturers. Engineering Solutions is organized around the following business verticals: Energy, Chemicals and Infrastructure (EC&I), Aerospace and Industrial Equipment (AIE) and Government Services.

◦
EC&I serves producers and operators of energy, chemicals, industrial, education and civil infrastructures with a full range of engineering solutions. Specific services including up-front planning, engineering design, industrial and commercial architecture, design/build, transportation and civil engineering, site services, procurement, construction management, start up and commissioning.

◦
AIE serves commercial and defense aviation, as well as industrial original equipment manufacturers, with design and manufacturing engineering services, including mechanical and electrical systems design, drafting, engineering analysis, software design and verification, validation and testing, and tooling design and development.

◦
Government Services primarily serves the Department of Defense and the U.S. Navy, in particular, with a variety of design and engineering services, including naval architecture, ship alteration, systems modification and installation, technical documentation and training, logistics management, marine manufacturing and aviation engineering.

Within each of the verticals, Engineering Solutions provides these solutions through a services delivery model consisting of skill-based centers of excellence, together with regional offices to serve more localized project or client needs.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

For purposes of performance measurement, the Company charges certain expenses directly attributable to the reporting segments and allocates certain other expenses and support costs. Support costs consist principally of employee benefits administration, accounting support, IT services and shared service center costs. Operating and administrative expenses that are not directly attributable to the reporting segments are classified as corporate. Identifiable assets of the reporting segments exclude corporate assets. Corporate assets consist principally of all cash and cash equivalents, all current and deferred income tax assets, certain prepaid expenses, other current assets, certain property and equipment and certain other non-current assets.

Reporting segment operations data is presented in the following table for the indicated periods:

	Three Months Ended
	March 31,
	2016	2015

Revenue:
Enterprise Talent	$139,649	$161,426
Specialty Talent and Technology Solutions (1)	18,393	7,690
Engineering Solutions	63,254	74,831
MRI	12,228	13,511
Total revenue	$233,524	$257,458

Gross profit:
Enterprise Talent	$16,481	$19,260
Specialty Talent and Technology Solutions (1)	5,312	2,562
Engineering Solutions	15,477	18,379
MRI	6,005	6,569
Total gross profit	$43,275	$46,770

Operating profit (loss):
Enterprise Talent	$1,135	$4,176
Specialty Talent and Technology Solutions (1), (2)	445	725
Engineering Solutions (3)	(1,935)	(397)
MRI	583	1,456
Corporate	(4,049)	(4,820)
Total operating profit (loss)	(3,821)	1,140
Other income (expense), net	(149)	13
Income (loss) before income taxes	$(3,970)	$1,153

(1)	On October 6, 2015, the Company acquired EdgeRock which is included Specialty Talent and Technology Solutions.

(2)
In the first quarter of 2016, the Company's Specialty Talent and Technology Solutions segment recorded a benefit to "Operating and administrative expenses" of $0.8 million related to the reversal of the EdgeRock acquisition earnout liability.

(3)
In the first quarter of 2015, the Company's Engineering Solutions segment recorded a charge of $0.3 million related to the loss on disposition of the Company's controlling interest in a Mexico-based engineering design company.

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially from external clients.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment asset data is presented in the following table for the indicated periods:

	March 31,	December 31,
	2016	2015

Assets:
Enterprise Talent	$143,526	$137,695
Specialty Talent and Technology Solutions	38,607	40,127
Engineering Solutions	98,686	93,810
MRI	22,250	23,273
Corporate	38,009	44,192
Total assets	$341,078	$339,097

Reporting segment depreciation and amortization data is presented in the following table for the indicated periods:

	Three Months Ended
	March 31,
	2016	2015

Depreciation and amortization:
Enterprise Talent	$316	$392
Specialty Talent and Technology Solutions (1)	1,002	72
Engineering Solutions	1,271	1,511
MRI	66	82
Corporate	427	505
Total Depreciation and amortization	$3,082	$2,562

(1)	On October 6, 2015, the Company acquired EdgeRock which is included Specialty Talent and Technology Solutions.

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

Executive Overview
Business Overview
CDI seeks to create extraordinary outcomes with its clients by delivering solutions based on highly skilled and professional talent. CDI’s business is comprised of four segments: Enterprise Talent, Specialty Talent and Technology Solutions, Engineering Solutions and Management Recruiters International (MRI). CDI’s client offerings include an array of engineering design project solutions, information technology project solutions and managed services, specialty technology staff augmentation, and program and managed staffing services. CDI's clients are corporations in multiple industries, including energy, chemicals, infrastructure, aerospace, industrial equipment, technology, as well as municipal and state governments, and the United States (U.S.) Department of Defense. CDI has offices and delivery centers in the U.S., Canada and the United Kingdom (UK). In addition, CDI provides recruiting and staffing services through its global MRINetwork® of franchisees.
Enterprise Talent provides staff augmentation, placement and other staffing-related services to support its clients’ access to professional engineering and technology personnel on a temporary or permanent basis. Specialty Talent and Technology Solutions provides clients with specialized technology talent as well as solutions that include staff augmentation and placement services, project execution and management services, and outsourced managed services. Engineering Solutions provides engineering design, as well as deliverable work products or services performed at a CDI facility or at a client's facility under the supervision of CDI personnel. MRI is a global franchisor that provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their clients. See Note 12—Reporting Segments, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report for more information relating to the Company's reporting segments.
The Company's results of operations can be affected by economic conditions, capital spending by clients and business confidence. The Company is undertaking a strategic transformation and operational turnaround. As a result, the Company will make select investments and take other actions to improve business results and may experience volatility in financial performance. Historical trends may not be indicative of future trends.
First Quarter 2016 Overview
Revenue during the first quarter of 2016 decreased by $23.9 million or 9.3% as compared to the first quarter of 2015 primarily due to decreases in Enterprise Talent and Engineering Solutions, partially offset by an increase in Specialty Talent and Technology Solutions. Enterprise Talent revenue decreased primarily due to reduced Canadian pipeline and UK staffing, reduced staffing at a large information technology client and the negative impact of foreign currency exchange rates. Specialty Talent and Technology Solutions revenue increased primarily due to the acquisition of EdgeRock on October 6, 2015. Engineering Solutions revenue decreased primarily due to decreases in EC&I and AIE, partially offset by an increase in Government Services. Gross profit decreased by $3.5 million primarily due to the decrease in revenue, partially offset by an increase in gross profit margin. Gross profit margin increased primarily due to a shift in revenue mix to higher margin Specialty Talent and Technology Solutions business as a result of the acquisition of EdgeRock. Overall operating and administrative expenses increased primarily due to the acquisition of EdgeRock. Excluding EdgeRock, operating and administrative expenses decreased primarily due to reduced costs associated with lower business volumes, reduced international business development activities, partially offset by personnel-related investments in management and business development. The Company reported an operating loss of $3.8 million compared to an operating profit of $1.1 million and net loss attributable to CDI of $4.8 million compared to net income attributable to CDI of $0.5 million for the first quarter of 2016 as compared to the first quarter of 2015, respectively.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations

Consolidated Discussion
Three months ended March 31, 2016 as compared to the three months ended March 31, 2015

The following table presents changes in revenue by segment along with selected financial information for the indicated periods:

	Three Months Ended
	March 31,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Enterprise Talent	$139,649	59.8%	$161,426	62.7%	$(21,777)	(13.5)%
Specialty Talent and Technology Solutions	18,393	7.9	7,690	3.0	10,703	139.2
Engineering Solutions	63,254	27.1	74,831	29.1	(11,577)	(15.5)
MRI	12,228	5.2	13,511	5.2	(1,283)	(9.5)
Total Revenue	$233,524	100.0	$257,458	100.0	$(23,934)	(9.3)
Gross profit	$43,275	18.5	$46,770	18.2	$(3,495)	(7.5)
Operating and administrative expenses (1)	$47,047	20.1	$45,273	17.6	$1,774	3.9
Restructuring and other related costs	$49	—	$47	—	$2	4.3
Loss on disposition	$—	—	$310	0.1	$(310)	NM
Operating profit (loss)	$(3,821)	(1.6)	$1,140	0.4	$(4,961)	(435.2)
Net income (loss) attributable to CDI	$(4,817)	(2.1)	$470	0.2	$(5,287)	(1,124.9)
Effective income tax rate	(21.3)%		66.4%

(1)	In the first quarter of 2016, the Company's Specialty Talent and Technology Solutions segment recorded a benefit of $0.8 million related to the reversal of the EdgeRock acquisition earnout liability.
NM - Not meaningful.
Revenue decreased due to a decrease in Enterprise Talent, Engineering Solutions and MRI, partially offset by an increase in Specialty Talent and Technology Solutions. Enterprise Talent revenue decreased primarily due to reduced Canadian pipeline staffing and, to a lesser extent, reduced staffing at a large information technology client, reduced client spending in the aerospace, construction and rail businesses and the negative impact of foreign currency exchange rates. Specialty Talent and Technology Solutions revenue increased primarily due to the acquisition of EdgeRock on October 6, 2015 and, to a lesser extent, an increase in Technology Solutions. Engineering Solutions revenue decreased primarily due to decreases in EC&I and AIE, partially offset by an increase in Government Services. MRI revenue decreased due to a decrease in contract staffing revenue and, to a lesser extent, a decrease in royalties and franchise fees.
Gross profit decreased primarily due to the decrease in revenue, partially offset by an increase in gross profit margin. Gross profit margin increased primarily due to a shift in revenue mix to higher margin Specialty Talent and Technology Solutions business as a result of the acquisition of EdgeRock.
Operating profit decreased primarily due to the decrease in gross profit and an increase in operating and administrative expenses, partially offset by reduced corporate operating costs and the absence of a disposition charge in the current period. Overall operating and administrative expenses increased primarily due to the acquisition of EdgeRock. Excluding EdgeRock, operating and administrative expenses decreased primarily due to reduced costs associated with lower business volumes, partially offset by personnel-related investments in management and business development. Corporate operating costs decreased primarily due to a decrease in consulting services and costs associated with international business development activities.
The effective income tax rates for both periods were impacted by discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no tax benefit that, in aggregate, had a significant impact on the effective income tax rates due to the marginal levels of pre-tax results for both periods. As such, comparison of effective tax rates for the first three months of 2016 as compared to the first three months of 2015 is not meaningful. See Note 10—Income taxes, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report for more information.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Enterprise Talent
Three months ended March 31, 2016 as compared to the three months ended March 31, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	March 31,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
North America Staffing	$116,684	83.6%	$133,489	82.7%	$(16,805)	(12.6)%
UK Staffing	22,965	16.4	27,937	17.3	(4,972)	(17.8)
Total revenue	139,649	100.0	161,426	100.0	(21,777)	(13.5)
Cost of services	123,168	88.2	142,166	88.1	(18,998)	(13.4)
Gross profit	16,481	11.8	19,260	11.9	(2,779)	(14.4)
Operating and administrative expenses	15,334	11.0	15,037	9.3	297	2.0
Restructuring and other related costs	12	—	47	—	(35)	(74.5)
Operating profit	$1,135	0.8	$4,176	2.6	$(3,041)	(72.8)

Revenue decreased in both the North America and UK Staffing businesses. North America Staffing revenue decreased primarily due to reduced Canadian pipeline staffing, reduced staffing at a large information technology client and the negative impact of foreign currency exchange rates. Canadian pipeline staffing continues to be negatively affected by the impact of the decline in oil and gas prices on clients' maintenance and capital projects spend. UK Staffing revenue decreased primarily due to reduced client spending in the aerospace, construction and rail businesses and, to a lesser extent, the negative impact of foreign currency exchange rates, partially offset by an acquisition of a small construction recruitment business in October 2015.

Gross profit decreased primarily due to the decrease in revenue as gross profit margin remained relatively flat.

Operating and administrative expenses increased primarily due to personnel-related investments in the North America Staffing business, partially offset by reduced costs associated with lower business volumes.

Operating profit decreased primarily due to the reduction in gross profit and, to a lesser extent, the increase in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Specialty Talent and Technology Solutions
Three months ended March 31, 2016 as compared to the three months ended March 31, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	March 31,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Specialty Talent	$10,020	54.5%	$—	—%	$10,020	NM
Technology Solutions	8,373	45.5	7,690	100.0	683	8.9
Total revenue	18,393	100.0	7,690	100.0	10,703	139.2
Cost of services	13,081	71.1	5,128	66.7	7,953	155.1
Gross profit	5,312	28.9	2,562	33.3	2,750	107.3
Operating and administrative expenses (1), (2)	4,867	26.5	1,837	23.9	3,030	164.9
Operating profit	$445	2.4	$725	9.4	$(280)	(38.6)

(1)	The first quarter of 2016 includes a benefit of $0.8 million related to the reversal of the EdgeRock acquisition earnout liability.

(2)	The first quarter of 2016 includes $0.8 million of amortization of intangible assets identified as part of acquisition accounting for EdgeRock.
NM - Not meaningful.

Revenue increased primarily due to the acquisition of EdgeRock on October 6, 2015, which currently comprises the entirety of Specialty Talent, and, to a lesser extent, an increase in Technology Solutions. Technology Solutions revenue increased primarily due to increased spending by existing clients.

Gross profit increased primarily due to the acquisition of EdgeRock, partially offset by a reduction in gross profit margin. Gross profit margin decreased due to a combination of a shift in revenue mix to lower margin services in Technology Solutions and the acquisition of EdgeRock.

Operating and administrative expenses increased primarily due to the acquisition of EdgeRock and investments in Technology Solutions associated with personnel, partially offset by the reversal of an acquisition-related earnout liability.
Operating profit decreased due to the increase in operating and administrative expenses, partially offset by the increase in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Engineering Solutions
Three months ended March 31, 2016 as compared to the three months ended March 31, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	March 31,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Energy, Chemicals and Infrastructure (EC&I)	$33,951	53.7%	$44,703	59.7%	$(10,752)	(24.1)%
Aerospace and Industrial Equipment (AIE)	13,131	20.8	15,697	21.0	(2,566)	(16.3)
Government Services	16,172	25.6	14,431	19.3	1,741	12.1
Total revenue	63,254	100.0	74,831	100.0	(11,577)	(15.5)
Cost of services	47,777	75.5	56,452	75.4	(8,675)	(15.4)
Gross profit	15,477	24.5	18,379	24.6	(2,902)	(15.8)
Operating and administrative expenses	17,375	27.5	18,466	24.7	(1,091)	(5.9)
Restructuring and other related costs	37	0.1	—	—	37	NM
Loss on Disposition (1)	—	—	310	0.4	(310)	NM
Operating loss	$(1,935)	(3.1)	$(397)	(0.5)	$(1,538)	387.4

(1)
In the first quarter of 2015, the Company's Engineering Solutions segment recorded a charge of $0.3 million related to the loss on disposition of the Company's controlling interest in a Mexico-based engineering design company.

NM - Not meaningful.

Revenue decreased in EC&I and AIE, partially offset by an increase in Government Services. The decrease in EC&I is primarily due to reduced demand for engineering services by midstream and downstream clients, which has been negatively impacted by the decline in oil and gas prices. The decrease in AIE revenue is primarily due to reduced spending by a large commercial aviation client. The increase in Government Services is primarily due to new naval defense contracts.

Gross profit decreased primarily due to the reduction in revenue. Gross profit margin remained relatively flat as an increase in EC&I margin was offset by the effect of pass-through materials revenue in Government Services.

Operating and administrative expenses decreased due to decreased EC&I and AIE operating costs partially offset by increased Government Services operating costs. The decrease in EC&I and AIE operating costs are primarily due to reduced personnel and infrastructure costs and reduced costs associated with lower business volumes. Government Services operating costs increased primarily due to increased personnel-related and facility costs.

Operating loss increased primarily due to the decrease in gross profit, partially offset by a decrease in operating costs associated with a loss on disposition recorded in the first quarter of 2015.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI)
Three months ended March 31, 2016 as compared to the three months ended March 31, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	March 31,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$9,227	75.5%	$10,318	76.4%	$(1,091)	(10.6)%
Royalties and Franchise Fees	3,001	24.5	3,193	23.6	(192)	(6.0)
Total revenue	12,228	100.0	13,511	100.0	(1,283)	(9.5)
Cost of services	6,223	50.9	6,942	51.4	(719)	(10.4)
Gross profit	6,005	49.1	6,569	48.6	(564)	(8.6)
Operating and administrative expenses	5,422	44.3	5,113	37.8	309	6.0
Operating profit	$583	4.8	$1,456	10.8	$(873)	(60.0)

Revenue decreased due to the decrease in contract staffing revenue and, to a lesser extent, a decrease in royalties and franchise fees. Contract staffing revenue decreased primarily due to the completion of contracts and overall reduction in billable staffing headcount. Royalties and franchise fees decreased primarily due to declines in international royalties.

Gross profit decreased primarily due to the reduction in contract staffing revenue and, to a lesser extent, the decrease in franchise fees and royalties. Gross profit margin increased primarily due to the shift in revenue mix to higher margin royalties and franchise fees.

Operating and administrative expenses increased primarily due to personnel-related investments in business leadership and business development, partially offset by decreased costs associated with lower business volumes.
Operating profit decreased due to as the decrease in gross profit and increase in operating and administrative expenses.

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

On October 30, 2015, the Company and several of its subsidiaries (collectively, the “Borrowers”) entered into a secured lending facility (the “Credit Agreement”) with Bank of America, N.A. and other lenders. The Credit Agreement established a $150.0 million revolving line of credit facility which also includes an option to expand the facility by up to $75.0 million subject to agreement by the lenders, with a five-year term ending on October 30, 2020. Borrowings under the Credit Agreement may be used by the Borrowers for general business purposes including capital expenditures and permitted acquisitions and investments. See Note 8—Credit Facility, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report for more information relating to the Credit Agreement.

As of March 31, 2016, the Company had total outstanding borrowings of $16.9 million and letters of credit outstanding of $3.2 million under the Credit Agreement. As of March 31, 2016, the Company had cash and cash equivalents of $9.8 million and $126.8 million is available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2016.

As of March 31, 2016, approximately 72% of the Company's cash and cash equivalents were held by certain non-U.S. subsidiaries, principally Canadian and UK entities, and denominated in foreign currencies, principally Canadian dollars and British pounds sterling. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.

Cash and cash equivalents decreased from $16.9 million on December 31, 2015 to $9.8 million on March 31, 2016.

On January 25, 2016, the Company announced that its Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the Stock Repurchase Program, CDI is authorized to repurchase up to $20 million of its common stock from time to time and at prices considered appropriate by the Company. Repurchases have been and may be made via privately negotiated transactions, open market purchases, block trades or by other means at management's discretion in compliance with applicable securities laws. The timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. The Company is not required to repurchase any specific number of shares and the Stock Repurchase Program may be modified, suspended or discontinued at any time without prior notice. Through March 31, 2016, the Company repurchased 290,888 shares for $1.7 million in cash under the Stock Repurchase Program. As of March 31, 2016, approximately $18.3 million remains authorized for repurchase of shares. Through May 2, 2016, the Company repurchased a total of 461,055 shares for $2.7 million in cash under the Stock Repurchase Program.

The following table summarizes the net cash flows, by category, from the Company's consolidated statements of cash flows for the indicated periods:

	Three Months Ended
	March 31,
	2016	2015	Change

Operating Activities	$(677)	$(4,646)	$3,969
Investing Activities	(3,168)	(1,808)	(1,360)
Financing Activities	(3,609)	(917)	(2,692)

Operating Activities
For the first three months of 2016, net cash used in operating activities was $0.7 million, a decrease in net cash used in operating activities of $4.0 million as compared to 2015. The decrease in net cash used by operations is primarily due to reduced working capital requirements, partially offset by lower net income.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Investing Activities
For the first three months of 2016, the Company used $3.2 million net cash in investing activities, which is a $1.4 million increase from the comparable period in 2015. The increase in the use of cash is primarily due to the working capital payment of $2.1 million related to the EdgeRock Technologies, LLC acquisition. This is slightly offset by lower capital expenditures during the first three months of 2016 from the comparable period in 2015.

Financing Activities
For the first three months of 2016, net cash used in financing activities was $3.6 million compared to $0.9 million during the comparable period in 2015. The increase in cash used in financing activities is primarily due to an increase in net repayments under the Company's credit facility and stock repurchased under the Stock Repurchase Program, and is partially offset by the elimination of the Company's dividend.

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
The critical accounting estimates and assumptions identified in the Company's 2015 annual report on Form 10-K filed on March 3, 2016 with the Securities and Exchange Commission have not materially changed.

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

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of March 31, 2016 was not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. As of March 31, 2016, the Company had total outstanding borrowings of $16.9 million with interest was payable at rates ranging from 1.95% to 2.01% per annum.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures
The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date to provide reasonable assurance that information reported in this Form 10-Q Report is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting during the Company's first quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Part I, Item 1A) of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity and Use of Proceeds

Stock Repurchase Program
On January 25, 2016, the Company announced that its Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the Stock Repurchase Program, CDI is authorized to repurchase up to $20 million of its common stock from time to time and at prices considered appropriate by the Company. Repurchases have been and may be made via privately negotiated transactions, open market purchases, block trades or by other means at management's discretion in compliance with applicable securities laws. The timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. The Company is not required to repurchase any specific number of shares and the Stock Repurchase Program will remain in effect until fully utilized or until modified, suspended or discontinued.

A total of 290,888 shares of CDI Corp. common stock were repurchased by the Company at an average price of $5.71 during the three months ended March 31, 2016, and there remained an outstanding authorization to repurchase approximately $18.3 million of outstanding stock as represented in the table below:

CDI Corp. Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 through January 31, 2016	—	$—	—	$20,000,000
February 1 through February 29, 2016	—	—	—	20,000,000
March 1 through March 31, 2016	290,888	5.71	290,888	18,338,782
Total for January 1 through March 31, 2016	290,888	$5.71	290,888	$18,338,782

Through May 2, 2016, the Company repurchased a total of 461,055 shares for $2.7 million in cash under the Stock Repurchase Program.

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

CDI Corp.
Date:	May 5, 2016	By:	/s/ Michael S. Castleman
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