Form 10-Q
period 2016-06-30
CDI CORP
filed 2016-08-04
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2016
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2016 was as follows:

Common stock, $0.10 par value: Class B common stock, $0.10 par value:	18,598,044 Shares None

CDI CORP.
Form 10-Q
For the Quarterly Period Ended June 30, 2016

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we and our representatives may make statements that are forward-looking. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow, and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness or volatility in general economic conditions and levels of capital spending by clients in the industries we serve, including as a result of the Brexit referendum or the U.S. elections; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our clients' projects or the inability of our clients to pay our fees; the termination of one or more major client contracts or projects; the uncertain timing and funding of new contract awards and renewals; a high concentration of our business with a few large clients; the failure to achieve the anticipated benefits of acquisitions, and difficulties in integrating acquired businesses with CDI; the inability to obtain favorable price and other terms for any acquisitions and divestitures we may do; delays or reductions in U.S. government spending; credit risks associated with our clients; competitive market pressures; foreign currency fluctuations; restrictions on the availability of funds and on our activities under our asset-based, secured credit facility; the availability, retention and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our professional employees and our temporary employees; our performance on client contracts; negative outcome of pending and future claims and litigation; improper disclosure or loss of sensitive or confidential company, client, government, employee or candidate information, including personal data; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about these and other risks and uncertainties may be found in our filings with the United States Securities and Exchange Commission (SEC), particularly in the “Risk Factors” section in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.
Unless the context otherwise requires, all references herein to “CDI,” the "Registrant,” the "Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$4,675	$16,932
Accounts receivable, net of allowances of $2,452 and $1,942	218,224	205,494
Prepaid expenses and other current assets	12,554	12,768
Prepaid income taxes	8,070	5,126
Total current assets	243,523	240,320
Property and equipment, net of accumulated depreciation of $87,577 and $84,941	19,330	18,728
Deferred income taxes	3,412	3,228
Goodwill	45,576	45,794
Other intangible assets, net	18,202	20,427
Other non-current assets	9,988	10,600
Total assets	$340,031	$339,097

Liabilities and Equity
Current liabilities:
Credit facility	$25,932	$18,831
Accounts payable	35,775	30,262
Accrued compensation and related expenses	37,127	34,464
Other accrued expenses and other current liabilities	13,839	19,903
Income taxes payable	332	323
Total current liabilities	113,005	103,783
Deferred compensation	7,388	7,723
Deferred income tax	6,768	1,530
Other non-current liabilities	5,806	4,818
Total liabilities	132,967	117,854
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 22,250 and 22,163 shares	2,225	2,216
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	75,820	74,774
Retained earnings	198,574	210,875
Accumulated other comprehensive loss	(11,460)	(14,135)
Common stock in treasury, at cost - 3,392 and 2,463 shares	(58,095)	(52,487)
Total CDI shareholders' equity	207,064	221,243
Total equity	207,064	221,243
Total liabilities and equity	$340,031	$339,097

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015

Revenue	$226,693	$246,821	$460,217	$504,279
Cost of services	184,598	200,174	374,847	410,862
Gross profit	42,095	46,647	85,370	93,417
Operating and administrative expenses	48,315	45,444	95,362	90,717
Restructuring and other related costs	240	—	289	47
Loss on disposition	—	—	—	310
Operating profit (loss)	(6,460)	1,203	(10,281)	2,343
Other income (expense), net	(452)	(97)	(601)	(84)
Income (loss) before income taxes	(6,912)	1,106	(10,882)	2,259
Income tax expense	572	1,263	1,419	2,029
Net income (loss)	(7,484)	(157)	(12,301)	230
Less: Loss attributable to noncontrolling interests	—	—	—	(83)
Net income (loss) attributable to CDI	$(7,484)	$(157)	$(12,301)	$313

Earnings (loss) per common share:
Basic	$(0.39)	$(0.01)	$(0.63)	$0.02
Diluted	$(0.39)	$(0.01)	$(0.63)	$0.02

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income (loss)	$(7,484)	$(157)	$(12,301)	$230
Other comprehensive income (loss):
Foreign currency translation adjustments	155	1,806	2,675	(3,138)
Reclassification of foreign currency translation adjustment	—	—	—	362
Total comprehensive income (loss)	(7,329)	1,649	(9,626)	(2,546)
Comprehensive income attributable to noncontrolling interests	—	—	—	15
Total comprehensive income (loss) attributable to CDI	$(7,329)	$1,649	$(9,626)	$(2,561)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

Operating activities:
Net income (loss)	$(12,301)	$230
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,707	5,012
Landlord contribution for tenant improvements	1,622	—
Deferred income taxes	5,130	823
Share-based compensation	1,156	1,349
Loss on disposition	—	310
Loss on disposal of assets, net	120	73
Changes in operating assets and liabilities:
Accounts receivable, net	(13,048)	(1,312)
Prepaid expenses and other current assets	133	(4,043)
Accounts payable	5,478	(482)
Accrued compensation and related expenses	2,725	13,738
Accrued expenses and other current liabilities	(3,925)	(1,022)
Income taxes receivable/payable	(2,937)	(1,565)
Other non-current assets	2,985	(150)
Other non-current liabilities	(587)	(717)
Net cash provided by (used in) operating activities	(7,742)	12,244

Investing activities:
Additions to property and equipment	(4,475)	(4,768)
Acquisition-related payment	(2,108)	—
Proceeds from disposition	120	360
Proceeds from sale of assets	7	16
Net cash used in investing activities	(6,456)	(4,392)

Financing activities:
Dividends paid to shareholders	—	(5,114)
Stock repurchased under stock repurchase program	(5,608)	—
Borrowings on credit facilities	80,592	10,601
Repayments on credit facilities	(73,322)	(8,813)
Payment of debt issuance costs	(28)	—
Common shares withheld for taxes	(48)	(287)
Change in book overdraft	160	—
Excess tax benefit from share-based compensation awards	—	53
Net cash provided by (used in) financing activities	1,746	(3,560)

Effect of exchange rate changes on cash and cash equivalents	195	(1,374)
Net increase (decrease) in cash and cash equivalents	(12,257)	2,918
Cash and cash equivalents at beginning of period	16,932	36,324
Cash and cash equivalents at end of period	$4,675	$39,242

Supplemental disclosure of cash flow information:
Cash paid for interest	$308	$76
Cash paid (received) for income taxes, net	$(862)	$2,563

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive Loss	Total CDI Share-holders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

December 31, 2014	22,084	$2,208	$(52,487)	$72,023	$258,113	$(6,207)	$273,650	$703	$274,353
Net income	—	—	—	—	313	—	313	(83)	230
Translation adjustments	—	—	—	—	—	(2,874)	(2,874)	98	(2,776)
Share-based compensation expense	—	—	—	1,349	—	—	1,349	—	1,349
Reclassification of equity awards from liabilities, net	—	—	—	129	—	—	129	—	129
Vesting and exercise of equity awards	90	9	—	(9)	—	—	—	—	—
Common shares withheld for taxes	(17)	(1)	—	(286)	—	—	(287)	—	(287)
Disposition of controlling interest	—	—	—	—	—	—	—	(718)	(718)
Cash dividends declared ($0.26 per common share)	—	—	—	—	(5,114)	—	(5,114)	—	(5,114)
June 30, 2015	22,157	$2,216	$(52,487)	$73,206	$253,312	$(9,081)	$267,166	$—	$267,166

December 31, 2015	22,163	$2,216	$(52,487)	$74,774	$210,875	$(14,135)	$221,243	$—	$221,243
Net loss	—	—	—	—	(12,301)	—	(12,301)	—	(12,301)
Translation adjustments	—	—	—	—	—	2,675	2,675	—	2,675
Share-based compensation expense	—	—	—	1,156	—	—	1,156	—	1,156
Reclassification of equity awards from liabilities, net	—	—	—	(53)	—	—	(53)	—	(53)
Vesting and exercise of equity awards	96	10	—	(10)	—	—	—	—	—
Common shares withheld for taxes	(9)	(1)	—	(47)	—	—	(48)	—	(48)
Stock repurchased under stock repurchase program	—	—	(5,608)	—	—	—	(5,608)	—	(5,608)
June 30, 2016	22,250	$2,225	$(58,095)	$75,820	$198,574	$(11,460)	$207,064	$—	$207,064

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

Basis of Presentation - The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (GAAP), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (SEC) for interim financial reporting. These statements should be read in conjunction with the Company's Form 10-K filed with the SEC on March 3, 2016. Results for the six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the full year.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 (Topic 606) Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue guidance in addition to some cost guidance. ASU 2014-09 establishes a five-step model under the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company may apply this guidance using either a full retrospective approach, subject to certain practical expedients, or a modified retrospective approach with a cumulative effect adjustment as of the date of initial application. On July 9, 2015, the FASB approved a one-year deferral of the effective date that allows the Company to defer the effective date to January 1, 2018 but still permit the Company to adopt the standard as of the original January 1, 2017 effective date. In 2016, the FASB issued two amendments that have the same effective date as the original standard. The Company has not yet selected a transition method nor has it determined the impact that adoption of this guidance will have on its consolidated financial statements, but has determined that it will utilize the deferred effective date of January 1, 2018 to adopt the standard.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases (ASU 2016-02). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. ASU 2016-02 does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, ASU 2016-02 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach. The guidance is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company has not determined the impact that adoption of this guidance will have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The Company has not determined the impact that adoption of this guidance will have on its consolidated financial statements.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements as of June 30, 2016 Using
	Fair Value Measurements at June 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual funds:
Bond	$1,643	$1,643	$—	$—
Large cap	2,318	2,318	—	—
International	1,384	1,384	—	—
Mid cap	922	922	—	—
Small cap	507	507	—	—
Balanced	493	493	—	—
Money market funds	780	780	—	—
Total assets (1)	$8,047	$8,047	$—	$—

(1)
As of June 30, 2016, $1.0 million and $7.0 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

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

5.    Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2015				June 30, 2016
	Gross Balance	Accumulated Impairment Losses	Additions	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

Enterprise Talent	$40,134	$(34,511)	$—	$—	$39,539	$(33,916)
Specialty Talent and Technology Solutions	16,445	—	—	—	16,445	—
Engineering Solutions	35,713	(21,431)	—	—	35,713	(21,431)
MRI	15,749	(6,305)	—	(218)	14,922	(5,696)
Total goodwill	$108,041	$(62,247)	$—	$(218)	$106,619	$(61,043)

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

The following tables summarize the changes in the Company's carrying value of other intangible assets during the indicated periods:

	December 31, 2015				June 30, 2016
	Gross Balance	Accumulated Amortization	Amortization	Translation	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Customer relationships	$20,376	$(7,974)	$(1,839)	$(100)	$20,261	$(9,798)
Trademarks	6,440	(1,054)	(237)	—	6,440	(1,291)
Non-compete	150	(150)	—	—	150	(150)
Reacquired franchise rights	972	(498)	(49)	—	972	(547)
Total intangible assets subject to amortization	27,938	(9,676)	(2,125)	(100)	27,823	(11,786)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	2,165	—
Total other intangible assets	$30,103	$(9,676)	$(2,125)	$(100)	$29,988	$(11,786)

6.    Restructuring and Other Related Costs

In December 2015, the Company approved a restructuring plan (the “2015 Restructuring Plan”) to better align its organization and operations with the Company's strategy. The 2015 Restructuring Plan is expected to be completed during 2016. Substantially all remaining payments are expected to be made during 2016 with certain payments related to the consolidation of facilities expected through 2022. Additional charges of approximately $0.3 million to $0.5 million are expected to be recognized during 2016 primarily related to system consolidation costs and employee severance charges.

In December 2014, the Company approved a restructuring plan (the “2014 Restructuring Plan”) to optimize its operations and facility footprint. The 2014 Restructuring Plan was substantially complete during 2015 with certain payments related to the consolidation of facilities expected through 2019 and certain employee severance expected through 2016.

The following table summarizes the provision, activity and balances related to the Restructuring Plans by cost type for the indicated periods:

	Employee severance and related costs	Real estate exit and related costs	Asset write-offs	Accrued restructuring liability

Balance as of December 31, 2014	$2,031	$2,600	$—	$4,631
Cash payments	(1,282)	(598)	—	(1,880)
Charges	—	33	14	47
Non-cash	—	—	(14)	(14)
Balance as of June 30, 2015	$749	$2,035	$—	$2,784

Balance as of December 31, 2015	$2,202	$2,935	$—	$5,137
Cash payments	(1,009)	(1,020)	—	(2,029)
Charges	72	217	—	289
Balance as of June 30, 2016	$1,265	$2,132	$—	$3,397

The consolidated balance sheets as of June 30, 2016 and December 31, 2015 include $2.7 million and $4.1 million in “Other accrued expenses and other current liabilities”, and $0.7 million and $1.0 million in "Other non-current liabilities", respectively.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

7.    Acquisition and Disposition

EdgeRock Technologies, LLC Acquisition
On October 6, 2015, the Company acquired EdgeRock Technologies, LLC (EdgeRock), a provider of ERP and other specialist IT staffing, including business intelligence and data analytics, for cash consideration of $33.4 million, including a working capital adjustment that was paid in 2016, plus up to an additional $4.0 million of cash contingent on EdgeRock's operating performance for the twelve months ending October 31, 2016. EdgeRock currently comprises the Specialty Talent business within the Specialty Talent and Technology Solutions reporting segment. During the first three months of 2016, the Company recorded a benefit of $0.8 million to "Operating and administrative expenses" in the consolidated statements of operations related to the reversal of the estimated contingent earnout liability.

CDI-Pycopsa Disposition
On March 20, 2015, the Company completed the sale of its 67% interest in CDI-Pycopsa Ingeniería y Construcción, S. de R.L. de C.V. (“CDI-Pycopsa”), a Mexico-based engineering design company in the Engineering Solutions (formerly GETS) reporting segment. CDI-Pycopsa does not meet the criteria to be reported as a discontinued operation under ASU 2014-08, which was adopted by the Company on January 1, 2015. Accordingly, CDI-Pycopsa's results are reflected in the Consolidated Statements of Operations within continuing operations. Excluding the $0.3 million loss on disposition, CDI-Pycopsa's pretax results attributable to CDI were not material for the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company received $0.1 million of proceeds related to the sale.

8.    Credit Facility

On October 30, 2015, the Company and certain domestic subsidiaries (collectively with the Company, the “U.S. Borrowers”), certain Canadian subsidiaries of the Company (collectively, the "Canadian Borrowers"), and certain UK subsidiaries of the Company (collectively, the "UK Borrowers"), collectively (the "Borrowers") entered into an agreement for a secured lending facility (the "Credit Agreement") with Bank of America, N.A. and other lenders. The Credit Agreement established a $150.0 million revolving line of credit facility which also includes an option to expand the facility by up to $75.0 million subject to agreement by the lenders, with a five-year term ending on October 30, 2020. The facility is comprised initially of three subfacilities with $122.5 million available to the U.S. borrowers, $15.0 million available to the Canadian borrowers and $12.5 million available to the UK borrowers. It also includes a $30.0 million sublimit for swingline loans and a $20.0 million sublimit for letters of credit.

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

As of June 30, 2016, the Company had total outstanding borrowings of $25.9 million, letters of credit outstanding of $3.3 million and $116.2 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2016. Interest was payable at rates ranging from 1.71% to 1.76% per annum for outstanding borrowings as of June 30, 2016.

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
The effective tax rates for the six months ended June 30, 2016 and 2015 were (13.0)% and 89.8%, respectively. The effective tax rate for the six months ended June 30, 2016 is a negative rate due to taxes on profits in Canada and taxes imposed in certain U.S. states, while tax benefits from losses in the United Kingdom and United States are not recognizable due to valuation allowances. The effective tax rate for the six months ended June 30, 2015 was 89.8% due to a mix of the tax effects of stock based compensation, foreign losses not benefited and expenses that were not deductible for tax.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets, including net operating loss carryforwards. Management’s assessment is made for each taxpayer on a jurisdiction by jurisdiction basis. A full valuation allowance has been recorded against the deferred tax asset related to part of the group’s U.S. state taxes and federal taxes as these are more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or decreased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

11.    Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Three months ended		Six months ended
	June 30		June 30,
	2016	2015	2016	2015

Numerator:
Net income (loss) attributable to CDI	$(7,484)	$(157)	$(12,301)	$313
Denominator:
Basic weighted-average shares	19,174	19,675	19,427	19,655
Dilutive effect of share-based awards	—	—	—	191
Diluted weighted-average shares	19,174	19,675	19,427	19,846
Earnings per common share:
Basic	$(0.39)	$(0.01)	$(0.63)	$0.02
Diluted	$(0.39)	$(0.01)	$(0.63)	$0.02

There were 0.6 million shares and 0.4 million shares excluded from the computation of EPS for the three months ended June 30, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive. There were 0.6 million shares and 0.2 million shares excluded from the computation of EPS for the six months ended June 30, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive.

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

•
Specialty Talent and Technology Solutions - Specialty Talent and Technology Solutions provides clients with specialized technology talent and solutions through a flexible delivery model that spans staff augmentation and placement services, project execution and management services, and outsourced managed services. Specialty Talent, currently comprised entirely of EdgeRock, provides staff augmentation services focused on highly specialized information technology skillsets, including enterprise resource planning, business intelligence, analytics, infrastructure and application management and development. Technology Solutions provides a range of information technology professional services in a consult, integrate and operate model. These services include IT strategy and consulting, assessments, execution of IT infrastructure and IT engineering solutions, business application solutions, digital marketing services, service management, quality assurance and testing, and program management.

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

◦
Government Services primarily serves the U.S. Department of Defense and the U.S. Navy, in particular, with a variety of design and engineering services, including naval architecture, ship alteration, systems modification and installation, technical documentation and training, logistics management, marine manufacturing and aviation engineering.

Within each of the verticals, Engineering Solutions provides these solutions through a services delivery model consisting of skill-based centers of excellence, together with regional offices to serve more localized project or client needs.

•
Management Recruiters International (MRI) - MRI is a global franchisor that does business as MRINetwork® and provides the use of its trademarks, business systems and training and support services to its franchisees, who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their clients. The MRI franchisees provide permanent placement services primarily under the brand names MRINetwork®, Management Recruiters®and Sales Consultants®. MRI also provides training and support, implementation and back-office services to enable franchisees to pursue contract staffing opportunities.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Inter-segment revenue is eliminated in consolidation and is not significant. For purposes of performance measurement, the Company charges certain expenses directly attributable to the reporting segments and allocates certain other expenses and support costs. Support costs consist principally of employee benefits administration, accounting support, IT services and shared service center costs. Operating and administrative expenses that are not directly attributable to the reporting segments are classified as corporate. Identifiable assets of the reporting segments exclude corporate assets. Corporate assets consist principally of all cash and cash equivalents, all current and deferred income tax assets, certain prepaid expenses, other current assets, certain property and equipment and certain other non-current assets.

Reporting segment operations data is presented in the following table for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue:
Enterprise Talent	$133,480	$149,392	$273,129	$310,818
Specialty Talent and Technology Solutions (1)	19,129	7,901	37,522	15,591
Engineering Solutions	61,153	76,536	124,407	151,367
MRI	12,931	12,992	25,159	26,503
Total revenue	$226,693	$246,821	$460,217	$504,279

Gross profit:
Enterprise Talent	$15,434	$18,326	$31,915	$37,586
Specialty Talent and Technology Solutions (1)	5,510	2,595	10,822	5,157
Engineering Solutions	14,776	19,254	30,253	37,633
MRI	6,375	6,472	12,380	13,041
Total gross profit	$42,095	$46,647	$85,370	$93,417

Operating profit (loss):
Enterprise Talent	$(458)	$3,093	$677	$7,269
Specialty Talent and Technology Solutions (1), (2)	(436)	444	9	1,169
Engineering Solutions (3)	(2,943)	907	(4,878)	510
MRI	1,081	1,574	1,664	3,030
Corporate	(3,704)	(4,815)	(7,753)	(9,635)
Total operating profit (loss)	(6,460)	1,203	(10,281)	2,343
Other income (expense), net	(452)	(97)	(601)	(84)
Income (loss) before income taxes	$(6,912)	$1,106	$(10,882)	$2,259

(1)	On October 6, 2015, the Company acquired EdgeRock, which is included in Specialty Talent and Technology Solutions.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment asset data is presented in the following table for the indicated periods:

	June 30,	December 31,
	2016	2015

Assets:
Enterprise Talent	$145,772	$137,695
Specialty Talent and Technology Solutions	38,305	40,127
Engineering Solutions	96,511	93,810
MRI	21,943	23,273
Corporate	37,500	44,192
Total assets	$340,031	$339,097

Reporting segment depreciation and amortization data is presented in the following table for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Depreciation and amortization:
Enterprise Talent	$315	$274	$631	$666
Specialty Talent and Technology Solutions (1)	652	73	1,654	145
Engineering Solutions	1,197	1,505	2,468	3,016
MRI	66	80	132	162
Corporate	395	518	822	1,023
Total Depreciation and amortization	$2,625	$2,450	$5,707	$5,012

(1)	On October 6, 2015, the Company acquired EdgeRock, which is included in Specialty Talent and Technology Solutions.

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
Second Quarter 2016 Overview
Revenue during the second quarter of 2016 decreased by $20.1 million or 8.2% as compared to the second quarter of 2015 primarily due to decreases in Enterprise Talent and Engineering Solutions, partially offset by an increase in Specialty Talent and Technology Solutions. Enterprise Talent revenue decreased primarily due to reduced staffing at a large information technology client and, to a lesser extent, reduced UK staffing revenue, reduced Canadian pipeline staffing and the negative impact of foreign currency exchange rates. Engineering Solutions revenue decreased primarily due to decreases in EC&I and AIE, partially offset by an increase in Government Services. Specialty Talent and Technology Solutions revenue increased primarily due to the inclusion of EdgeRock, which was acquired on October 6, 2015. Gross profit decreased by $4.6 million primarily due to the decrease in revenue and, to a lesser extent, a reduction in overall gross profit margin. Overall gross profit margin decreased due to reductions in gross profit margin in all segments, partially offset by a shift in revenue mix to higher margin Specialty Talent and Technology Solutions business as a result of the inclusion of EdgeRock. Operating and administrative expenses increased primarily due to the inclusion of EdgeRock. Excluding EdgeRock, operating and administrative expenses decreased primarily due to reduced personnel and support costs in EC&I, AIE and UK Staffing, partially offset by personnel-related investments in management and business development in North America Staffing, Government Services, Technology Solutions and MRI. The Company reported an operating loss of $6.5 million compared to an operating profit of $1.2 million and net loss attributable to CDI of $7.5 million compared to $0.2 million for the second quarter of 2016 as compared to the second quarter of 2015, respectively.
The June 23, 2016 referendum by British voters to exit the European Union (“Brexit”) adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound as compared to the U.S. dollar. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of the Company's UK operations to be translated into fewer U.S. dollars. The Company's UK operations, future financial performance and translation of results may be affected, in part, by the outcome of tariff, trade, regulatory, and other negotiations as the United Kingdom negotiates its exit from the European Union.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations

Consolidated Discussion
Three months ended June 30, 2016 as compared to the three months ended June 30, 2015

The following table presents changes in revenue by segment along with selected financial information for the indicated periods:

	Three Months Ended
	June 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Enterprise Talent	$133,480	58.9%	$149,392	60.5%	$(15,912)	(10.7)%
Specialty Talent and Technology Solutions	19,129	8.4	7,901	3.2	11,228	142.1
Engineering Solutions	61,153	27.0	76,536	31.0	(15,383)	(20.1)
MRI	12,931	5.7	12,992	5.3	(61)	(0.5)
Total Revenue	$226,693	100.0	$246,821	100.0	$(20,128)	(8.2)
Gross profit	$42,095	18.6	$46,647	18.9	$(4,552)	(9.8)
Operating and administrative expenses	$48,315	21.3	$45,444	18.4	$2,871	6.3
Restructuring and other related costs	$240	0.1	$—	—	$240	NM
Operating profit (loss)	$(6,460)	(2.8)	$1,203	0.5	$(7,663)	NM
Net loss attributable to CDI	$(7,484)	(3.3)	$(157)	(0.1)	$(7,327)	NM
Effective income tax rate	(8.3)%		114.2%

NM - Not meaningful.
Revenue decreased primarily due to a decrease in Enterprise Talent and Engineering Solutions, partially offset by an increase in Specialty Talent and Technology Solutions. Enterprise Talent revenue decreased primarily due to reduced staffing at a large information technology client and, to a lesser extent, reduced UK Staffing revenue, reduced Canadian pipeline staffing and the negative impact of foreign currency exchange rates. Engineering Solutions revenue decreased primarily due to decreases in EC&I and AIE, partially offset by an increase in Government Services. Specialty Talent and Technology Solutions revenue increased primarily due to the inclusion of EdgeRock, which was acquired on October 6, 2015, and, to a lesser extent, an increase in Technology Solutions. MRI revenues decreased slightly as a decrease in royalties was predominantly offset by an increase in franchise fees and contract staffing revenue.
Gross profit decreased primarily due to the decrease in revenue and, to a lesser extent, a reduction in overall gross profit margin. Overall gross profit margin decreased due to reductions in gross profit margin in all segments, partially offset by a shift in revenue mix to higher margin Specialty Talent and Technology Solutions business as a result of the acquisition of EdgeRock.
Operating results decreased primarily due to the decrease in gross profit and an increase in operating and administrative expenses, partially offset by reduced corporate operating costs. Operating and administrative expenses increased primarily due to the inclusion of EdgeRock. Excluding EdgeRock, operating and administrative expenses decreased primarily due to reduced personnel and support costs in EC&I, AIE and UK Staffing, partially offset by personnel-related investments in management and business development in North America Staffing, Government Services, Technology Solutions and MRI. Corporate operating costs decreased primarily due to reduction in costs associated with international business development activities and stock compensation expense.
Income tax expense decreased $0.7 million during the second quarter of 2016 as compared to the second quarter of 2015. The effective income tax rates for both periods were impacted by discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no tax benefit; in aggregate, these factors had a significant impact on the effective income tax rates due to the marginal levels of pre-tax results for both periods. As such, comparison of effective tax rates for the second quarter of 2016 as compared to the second quarter of 2015 is not meaningful. See Note 10—Income taxes, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report for more information.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Consolidated Discussion - Continued
Six months ended June 30, 2016 as compared to the six months ended June 30, 2015

The following table presents changes in revenue by segment along with selected financial information for the indicated periods:

	Six Months Ended
	June 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Enterprise Talent	$273,129	59.3%	$310,818	61.6%	$(37,689)	(12.1)%
Specialty Talent and Technology Solutions	37,522	8.2	15,591	3.1	21,931	140.7
Engineering Solutions	124,407	27.0	151,367	30.0	(26,960)	(17.8)
MRI	25,159	5.5	26,503	5.3	(1,344)	(5.1)
Total Revenue	$460,217	100.0	$504,279	100.0	$(44,062)	(8.7)
Gross profit	$85,370	18.5	$93,417	18.5	$(8,047)	(8.6)
Operating and administrative expenses (1)	$95,362	20.7	$90,717	18.0	$4,645	5.1
Restructuring and other related costs	$289	0.1	$47	—	$242	NM
Loss on disposition	$—	—	$310	0.1	$(310)	NM
Operating profit (loss)	$(10,281)	(2.2)	$2,343	0.5	$(12,624)	NM
Net income (loss) attributable to CDI	$(12,301)	(2.7)	$313	0.1	$(12,614)	NM
Effective income tax rate	(13.0)%		89.8%

(1)	In the first quarter of 2016, the Company's Specialty Talent and Technology Solutions segment recorded a benefit of $0.8 million related to the reversal of the EdgeRock acquisition earnout liability.
NM - Not meaningful.
Revenue decreased due to a decrease in Enterprise Talent, Engineering Solutions and MRI, partially offset by an increase in Specialty Talent and Technology Solutions. Enterprise Talent revenue decreased primarily due to reduced Canadian pipeline staffing, reduced staffing at a large information technology client, reduced UK Staffing revenue and the negative impact of foreign currency exchange rates. Engineering Solutions revenue decreased primarily due to decreases in EC&I and AIE, partially offset by an increase in Government Services. Specialty Talent and Technology Solutions revenue increased primarily due to the inclusion of EdgeRock, which was acquired on October 6, 2015, and, to a lesser extent, an increase in Technology Solutions. MRI revenue decreased due to a decrease in contract staffing revenue and royalties, partially offset by an increase in franchise fees.
Gross profit decreased primarily due to the decrease in revenue as overall gross profit margin remained flat. Overall gross profit margin remained flat as decreases in Enterprise Talent, Engineering Solutions and Technology Solutions gross profit margins were offset by a shift in revenue mix to higher margin Specialty Talent and Technology Solutions business, primarily as a result of the inclusion of EdgeRock.
Operating results decreased primarily due to the decrease in gross profit and an increase in operating and administrative expenses, partially offset by reduced corporate operating costs. Operating and administrative expenses increased primarily due to the inclusion of EdgeRock. Excluding EdgeRock, operating and administrative expenses decreased primarily due to reduced personnel and support costs in EC&I, AIE and UK Staffing, partially offset by personnel-related investments in management and business development in North America Staffing, Government Services, Technology Solutions and MRI. Corporate operating costs decreased primarily due to a reduction in costs associated with international business development activities.
Income tax expense decreased $0.6 million during the first six months of 2016 as compared to the first six months of 2015. The effective income tax rates for both periods were impacted by discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no tax benefit, in aggregate, had a significant impact on the effective income tax rates due to the marginal levels of pre-tax results for both periods. As such, comparison of effective tax rates for the first six months of 2016 as compared to the first six months of 2015 is not meaningful. See Note 10—Income taxes, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report for more information.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Enterprise Talent
Three months ended June 30, 2016 as compared to the three months ended June 30, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	June 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
North America Staffing	$112,978	84.6%	$123,169	82.4%	$(10,191)	(8.3)%
UK Staffing	20,502	15.4	26,223	17.6	(5,721)	(21.8)
Total revenue	133,480	100.0	149,392	100.0	(15,912)	(10.7)
Cost of services	118,046	88.4	131,066	87.7	(13,020)	(9.9)
Gross profit	15,434	11.6	18,326	12.3	(2,892)	(15.8)
Operating and administrative expenses	15,802	11.8	15,233	10.2	569	3.7
Restructuring and other related costs	90	0.1	—	—	90	NM
Operating profit (loss)	$(458)	(0.3)	$3,093	2.1	$(3,551)	NM

NM - Not meaningful.

Revenue decreased in both the North America and UK Staffing businesses. North America Staffing revenue decreased primarily due to reduced staffing at a large information technology client, reduced Canadian pipeline staffing and the negative impact of foreign currency exchange rates, partially offset by growth at a large engineering client. Canadian pipeline staffing continues to be negatively affected by the impact of the decline in oil and gas prices on clients' maintenance and capital projects. UK Staffing revenue decreased due to reductions across engineering and construction sectors, in part associated with the uncertainty around the Brexit referendum and the negative impact of foreign currency exchange rates, partially offset by an acquisition of a small construction recruitment business in October 2015.

Gross profit decreased primarily due to the decrease in revenue and, to a lesser extent, a reduction in gross profit margin. Gross profit margin decreased primarily due to a shift in geographic and service mix and negative pricing pressure.

Operating and administrative expenses increased primarily due to an increase in personnel-related investments and in bad debt expense in the North America Staffing business, partially offset by reduced facilities expenses in North America Staffing and reduction in personnel and other expenses in UK Staffing as actions were taken to align expenses to lower revenue.

Operating profit decreased primarily due to a reduction in gross profit and, to a lesser extent, the increase in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Enterprise Talent - Continued
Six months ended June 30, 2016 as compared to the six months ended June 30, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Six Months Ended
	June 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
North America Staffing	$229,662	84.1%	$256,658	82.6%	$(26,996)	(10.5)%
UK Staffing	43,467	15.9	54,160	17.4	(10,693)	(19.7)
Total revenue	273,129	100.0	310,818	100.0	(37,689)	(12.1)
Cost of services	241,214	88.3	273,232	87.9	(32,018)	(11.7)
Gross profit	31,915	11.7	37,586	12.1	(5,671)	(15.1)
Operating and administrative expenses	31,136	11.4	30,270	9.7	866	2.9
Restructuring and other related costs	102	—	47	—	55	117.0
Operating profit	$677	0.2	$7,269	2.3	$(6,592)	(90.7)

Revenue decreased in both the North America and UK Staffing businesses. North America Staffing revenue decreased primarily due to reduced Canadian pipeline staffing, reduced staffing at a large information technology client and the negative impact of foreign currency exchange rates, partially offset by growth at a large engineering client. Canadian pipeline staffing continues to be negatively affected by the impact of the decline in oil and gas prices on clients' maintenance and capital projects. UK Staffing revenue decreased due to reductions across engineering and construction sectors, in part associated with the uncertainty around the Brexit referendum and the negative impact of foreign currency exchange rates, partially offset by an acquisition of a small construction recruitment business in October 2015.

Gross profit decreased primarily due to the decrease in revenue as gross profit margin decreased slightly. Gross profit margin decreased slightly primarily due to a shift in geographic and service mix and negative pricing pressure.

Operating and administrative expenses increased primarily due to an increase in personnel-related investments and in bad debt expense in the North America Staffing business, partially offset by reduced facilities expenses in North America Staffing and reduction in personnel and other expenses in UK Staffing as actions were taken to align expenses to lower revenue.

Operating profit decreased primarily due to a reduction in gross profit and, to a lesser extent, the increase in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Specialty Talent and Technology Solutions
Three months ended June 30, 2016 as compared to the three months ended June 30, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	June 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Specialty Talent	$10,951	57.2%	$—	—%	$10,951	NM
Technology Solutions	8,178	42.8	7,901	100.0	277	3.5
Total revenue	19,129	100.0	7,901	100.0	11,228	142.1
Cost of services	13,619	71.2	5,306	67.2	8,313	156.7
Gross profit	5,510	28.8	2,595	32.8	2,915	112.3
Operating and administrative expenses (1)	5,946	31.1	2,151	27.2	3,795	176.4
Operating profit (loss)	$(436)	(2.3)	$444	5.6	$(880)	(198.2)

(1)	The second quarter of 2016 includes $0.6 million of amortization of intangible assets identified as part of acquisition accounting for EdgeRock.
NM - Not meaningful.

Revenue increased primarily due to the acquisition of EdgeRock on October 6, 2015, which currently comprises the entirety of Specialty Talent, and, to a lesser extent, an increase in Technology Solutions. Technology Solutions revenue increased primarily due to increased spending by certain existing clients, including the ramp up of new projects and expanded services, partially offset by the impact of other client program reductions as part of their overall cost savings initiatives.

Gross profit increased primarily due to the inclusion of EdgeRock, partially offset by a reduction in gross profit margin. Gross profit margin decreased due to the inclusion of EdgeRock and a combination of a shift in service mix and negative pricing pressure in Technology Solutions.

Operating and administrative expenses increased primarily due to the inclusion of EdgeRock and, to a lesser extent, personnel-related investments in business development in Technology Solutions.
Operating profit decreased due to the increase in operating and administrative expenses partially offset by the increase in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Specialty Talent and Technology Solutions -Continued
Six months ended June 30, 2016 as compared to the six months ended June 30, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Six Months Ended
	June 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Specialty Talent	$20,971	55.9%	$—	—%	$20,971	NM
Technology Solutions	16,551	44.1	15,591	100.0	960	6.2
Total revenue	37,522	100.0	15,591	100.0	21,931	140.7
Cost of services	26,700	71.2	10,434	66.9	16,266	155.9
Gross profit	10,822	28.8	5,157	33.1	5,665	109.9
Operating and administrative expenses (1), (2)	10,813	28.8	3,988	25.6	6,825	171.1
Operating profit	$9	—	$1,169	7.5	$(1,160)	(99.2)

(1)	The first quarter of 2016 includes a benefit of $0.8 million related to the reversal of the EdgeRock acquisition earnout liability.

(2)	The first six months of 2016 includes $1.4 million of amortization of intangible assets identified as part of acquisition accounting for EdgeRock.
NM - Not meaningful.

Revenue increased primarily due to the acquisition of EdgeRock on October 6, 2015, which currently comprises the entirety of Specialty Talent, and, to a lesser extent, an increase in Technology Solutions. Technology Solutions revenue increased primarily due to increased spending by certain existing clients, including the ramp up of new projects and expanded services, partially offset by the impact of other client program reductions as part of their overall cost savings initiatives.

Gross profit increased primarily due to the inclusion of EdgeRock, partially offset by a reduction in gross profit margin. Gross profit margin decreased due to the inclusion of EdgeRock and a combination of a shift in service mix and negative pricing pressure in Technology Solutions.

Operating and administrative expenses increased primarily due to the acquisition of EdgeRock and, to a lesser extent, personnel-related investments in business development in Technology Solutions.
Operating profit decreased due to the increase in operating and administrative expenses partially offset by the increase in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Engineering Solutions
Three months ended June 30, 2016 as compared to the three months ended June 30, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	June 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Energy, Chemicals and Infrastructure (EC&I)	$33,279	54.4%	$46,158	60.3%	$(12,879)	(27.9)%
Aerospace and Industrial Equipment (AIE)	12,525	20.5	15,615	20.4	(3,090)	(19.8)
Government Services	15,349	25.1	14,763	19.3	586	4.0
Total revenue	61,153	100.0	76,536	100.0	(15,383)	(20.1)
Cost of services	46,377	75.8	57,282	74.8	(10,905)	(19.0)
Gross profit	14,776	24.2	19,254	25.2	(4,478)	(23.3)
Operating and administrative expenses	17,570	28.7	18,347	24.0	(777)	(4.2)
Restructuring and other related costs	149	0.2	—	—	149	NM
Operating profit (loss)	$(2,943)	(4.8)	$907	1.2	$(3,850)	NM

NM - Not meaningful.

Revenue decreased in EC&I and AIE, partially offset by an increase in Government Services. The decrease in EC&I is primarily due to reduced demand for engineering services by downstream and midstream clients, which has been negatively impacted by the decline in oil and gas prices. The decrease in AIE revenue is primarily due to reduced spending by a large commercial aviation client. The increase in Government Services is primarily due to new naval defense contracts, partially offset by the impact of delays in the release of task or other work orders for certain funded contract extensions.

Gross profit decreased primarily due to a reduction in revenue and, to a lesser extent, a reduction in gross profit margin. Gross profit margin decreased primarily due to a reduction in AIE margins associated with the wind down of the Company's data acquisition and analysis business during 2015 and the effect of an increase in pass-through materials revenue in Government Services.

Operating and administrative expenses decreased due to decreased EC&I and AIE operating costs partially offset by increased Government Services operating costs. The decrease in EC&I and AIE operating costs are primarily due to reduced personnel and support costs and reduced costs associated with lower business volumes, partially offset by an increase in reserves for project-related disputes. Government Services operating costs increased primarily due to increased personnel-related investments in business development and in facility costs.

Operating results decreased primarily due to a reduction in gross profit, partially offset by the decrease in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Engineering Solutions - Continued
Six months ended June 30, 2016 as compared to the six months ended June 30, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Six Months Ended
	June 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Energy, Chemicals and Infrastructure (EC&I)	$67,230	54.0%	$90,861	60.0%	$(23,631)	(26.0)%
Aerospace and Industrial Equipment (AIE)	25,656	20.6	31,312	20.7	(5,656)	(18.1)
Government Services	31,521	25.3	29,194	19.3	2,327	8.0
Total revenue	124,407	100.0	151,367	100.0	(26,960)	(17.8)
Cost of services	94,154	75.7	113,734	75.1	(19,580)	(17.2)
Gross profit	30,253	24.3	37,633	24.9	(7,380)	(19.6)
Operating and administrative expenses	34,945	28.1	36,813	24.3	(1,868)	(5.1)
Restructuring and other related costs	186	0.1	—	—	186	NM
Loss on Disposition (1)	—	—	310	0.2	(310)	NM
Operating profit (loss)	$(4,878)	(3.9)	$510	0.3	$(5,388)	NM

(1)
In the first quarter of 2015, the Company's Engineering Solutions segment recorded a charge of $0.3 million related to the loss on disposition of the Company's controlling interest in a Mexico-based engineering design company.

NM - Not meaningful.

Revenue decreased in EC&I and AIE, partially offset by an increase in Government Services. The decrease in EC&I is primarily due to reduced demand for engineering services by downstream and midstream clients, which has been negatively impacted by the decline in oil and gas prices. The decrease in AIE revenue is primarily due to reduced spending by a large commercial aviation client. The increase in Government Services is primarily due to new naval defense contracts, partially offset by the impact of delays in the release of task or other work orders for certain funded contract extensions.

Gross profit decreased primarily due to a reduction in revenue and, to a lesser extent, a reduction in gross profit margin. Gross profit margin decreased slightly primarily due to a reduction in AIE margins associated with the wind down of the Company's data acquisition and analysis business during 2015 and the effect of an increase in pass-through materials revenue in Government Services, partially offset by an increase in EC&I margins primarily due to a shift in service mix toward higher margin Infrastructure projects.

Operating and administrative expenses decreased due to decreased EC&I and AIE operating costs partially offset by increased Government Services operating costs. The decrease in EC&I and AIE operating costs are primarily due to reduced personnel and support costs and reduced costs associated with lower business volumes, partially offset by an increase in reserves for project-related disputes. Government Services operating costs increased primarily due to increased personnel-related investments in business development and in facility costs.

Operating results decreased primarily due to the decrease in gross profit, partially offset by a decrease in operating costs.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI)
Three months ended June 30, 2016 as compared to the three months ended June 30, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	June 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$9,752	75.4%	$9,628	74.1%	$124	1.3%
Royalties and Franchise Fees	3,179	24.6	3,364	25.9	(185)	(5.5)
Total revenue	12,931	100.0	12,992	100.0	(61)	(0.5)
Cost of services	6,556	50.7	6,520	50.2	36	0.6
Gross profit	6,375	49.3	6,472	49.8	(97)	(1.5)
Operating and administrative expenses	5,294	40.9	4,898	37.7	396	8.1
Operating profit	$1,081	8.4	$1,574	12.1	$(493)	(31.3)

Revenue decreased slightly due to a decrease in royalties, partially offset by an increase in franchise fees and contract staffing revenue. The decrease in royalties is primarily due to fewer placements and the departure of several domestic franchises. Franchise fees increased due to an increase in the number of new franchises. Contract staffing increased primarily as a result of a shift in mix to higher margin business.

Gross profit decreased primarily due to a reduction in royalties, partially offset by the increase in franchise fees and contract staffing revenue. Gross profit margin decreased slightly due to the shift in revenue mix to lower margin contract staffing.

Operating and administrative expenses increased primarily due to personnel-related investments in business leadership and business development.
Operating profit decreased due to the increase in operating and administrative expenses and, to a lesser extent, the decrease in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI) - Continued
Six months ended June 30, 2016 as compared to the six months ended June 30, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Six Months Ended
	June 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$18,979	75.4%	$19,946	75.3%	$(967)	(4.8)%
Royalties and Franchise Fees	6,180	24.6	6,557	24.7	(377)	(5.7)
Total revenue	25,159	100.0	26,503	100.0	(1,344)	(5.1)
Cost of services	12,779	50.8	13,462	50.8	(683)	(5.1)
Gross profit	12,380	49.2	13,041	49.2	(661)	(5.1)
Operating and administrative expenses	10,716	42.6	10,011	37.8	705	7.0
Operating profit	$1,664	6.6	$3,030	11.4	$(1,366)	(45.1)

Revenue decreased due to the decrease in contract staffing revenue and, to a lesser extent, a decrease in royalties, partially offset by an increase in franchise fees. Contract staffing revenue decreased primarily due to the completion of contracts and reduction in billable staffing headcount. Royalties decreased primarily due to the departure of several domestic and international franchises and fewer placements.

Gross profit decreased primarily due to a reduction in royalties and contract staffing revenue, partially offset by the increase in franchise fees as gross profit margin remained flat.

Operating and administrative expenses increased primarily due to personnel-related investments in business leadership and business development, partially offset by decreased costs associated with lower business volumes.
Operating profit decreased due to the decrease in gross profit and increase in operating and administrative expenses.

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

As of June 30, 2016, the Company had total outstanding borrowings of $25.9 million and letters of credit outstanding of $3.3 million under the Credit Agreement. As of June 30, 2016, the Company had cash and cash equivalents of $4.7 million and $116.2 million is available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2016.

As of June 30, 2016, approximately 95% of the Company's cash and cash equivalents were held by certain non-U.S. subsidiaries, principally Canadian and to a lesser extent UK entities, and denominated in foreign currencies, principally Canadian dollars and British pounds sterling. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.

Cash and cash equivalents decreased from $16.9 million on December 31, 2015 to $4.7 million on June 30, 2016.

On January 25, 2016, the Company announced that its Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the Stock Repurchase Program, CDI is authorized to repurchase up to $20 million of its common stock from time to time and at prices considered appropriate by the Company. Repurchases have been and may be made via privately negotiated transactions, open market purchases, block trades or by other means at management's discretion in compliance with applicable securities laws. The timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. The Company is not required to repurchase any specific number of shares and the Stock Repurchase Program may be modified, suspended or discontinued at any time without prior notice. Through June 30, 2016, the Company repurchased 929,396 shares for $5.6 million in cash under the Stock Repurchase Program. As of June 30, 2016, approximately $14.4 million remained authorized for repurchase of shares. Through August 1, 2016, the Company repurchased a total of 1,190,356 shares for $7.3 million in cash under the Stock Repurchase Program.

The following table summarizes the net cash flows, by category, from the Company's consolidated statements of cash flows for the indicated periods:

	Six Months Ended
	June 30,
	2016	2015	Change

Operating Activities	$(7,742)	$12,244	$(19,986)
Investing Activities	(6,456)	(4,392)	(2,064)
Financing Activities	1,746	(3,560)	5,306

Operating Activities
For the first six months of 2016, net cash used in operating activities was $7.7 million, an increase in net cash used in operating activities of $20.0 million as compared to 2015. The increase in net cash used by operations is primarily due to increased working capital requirements and lower net income, partially offset by non-cash items. Working capital requirements were impacted by the timing of receipts and payments that include higher payroll-related payments due to the timing of pay cycles and an increase in accounts receivable, partially offset by the increase in accounts payable.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Investing Activities
For the first six months of 2016, the Company used $6.5 million net cash in investing activities, which is a $2.1 million increase from the comparable period in 2015. The increase in the use of cash is due to the working capital payment of $2.1 million related to the EdgeRock Technologies, LLC acquisition.

Financing Activities
For the first six months of 2016, net cash provided by financing activities was $1.7 million compared to net cash used in financing activities of $3.6 million during the comparable period in 2015. The increase in cash provided by financing activities is primarily due to an increase in net borrowings under the Company's credit facility and the elimination of the Company's dividend, and is partially offset by stock repurchased under the Stock Repurchase Program.

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

Foreign Currency Risk
The Company's exposure to foreign currency exchange rate risk relates primarily to its operations denominated in Canadian dollars and British pounds sterling. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as the Company's investment in the net assets related to these operations. The Brexit referendum resulted in a decline in the value of the British pound, as compared to the U.S. dollar. The Company's UK operations, future financial performance and translation of results may be affected, in part, by the outcome of tariff, trade, regulatory, and other negotiations as the UK negotiates its exit from the European Union. The Company utilizes short term foreign exchange forward contracts to reduce its exposure to certain foreign currency denominated intercompany loans.

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of June 30, 2016 was not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. As of June 30, 2016, the Company had total outstanding borrowings of $25.9 million with interest payable at rates during the period ranging from 1.71% to 1.76% per annum.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures
The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date to provide reasonable assurance that information reported in this Form 10-Q Report is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting during the Company's second quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

A total of 929,396 shares of CDI Corp. common stock were repurchased by the Company at an average price of $6.03 during the six months ended June 30, 2016, and there remained an outstanding authorization to repurchase approximately $14.4 million of outstanding stock as represented in the table below:

CDI Corp. Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 through January 31, 2016	—	$—	—	$20,000,000
February 1 through February 29, 2016	—	—	—	20,000,000
March 1 through March 31, 2016	290,888	5.71	290,888	18,338,782
Total for January 1 through March 31, 2016	290,888	$5.71	290,888	$18,338,782
April 1 through April 30, 2016	170,167	$6.29	170,167	$17,267,872
May 1 through May 31, 2016	177,401	6.06	177,401	16,193,458
June 1 through June 30, 2016	290,940	6.19	290,940	14,391,835
Total for April 1 through June 30, 2016	638,508	$6.18	638,508	$14,391,835
Total for January 1 through June 30, 2016	929,396	$6.03	929,396	$14,391,835

Through August 1, 2016, the Company repurchased a total of 1,190,356 shares for $7.3 million in cash under the Stock Repurchase Program.

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

CDI Corp.
Date:	August 4, 2016	By:	/s/ Michael S. Castleman
Michael S. Castleman
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 1 dated as of June 30, 2016 to the Credit Agreement dated October 30, 2015 among CDI Corp. and several of its subsidiaries and Bank of America, N.A. and the other lenders thereunder.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Regulation S-T, these interactive data files are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.