Form 10-Q
period 2016-09-30
CDI CORP
filed 2016-11-03
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2016
or

☐	Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
for the Transition Period from                       to                      .

Commission file number: 001-05519

CDI Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania (State of incorporation)	23-2394430 (I.R.S. Employer Identification Number)

1735 Market Street, Suite 200, Philadelphia, PA 19103 (Address of principal executive offices) (Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The number of shares outstanding of each of the registrant's classes of common stock as of October 31, 2016 was as follows:

Common stock, $0.10 par value: Class B common stock, $0.10 par value:	18,655,958 Shares None

CDI CORP.
Form 10-Q
For the Quarterly Period Ended September 30, 2016

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we and our representatives may make statements that are forward-looking. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow, and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness or volatility in general economic conditions and levels of capital spending by clients in the industries we serve, including as a result of the U.S. elections; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our clients' projects or the inability of our clients to pay our fees; the termination of one or more major client contracts or projects; the uncertain timing and funding of new contract awards and renewals; a high concentration of our business with a few large clients; the failure to achieve the anticipated benefits of acquisitions, and difficulties in integrating acquired businesses with CDI; the inability to obtain favorable price and other terms for any acquisitions and divestitures we may do; delays or reductions in U.S. government spending; credit risks associated with our clients; competitive market pressures; foreign currency fluctuations; restrictions on the availability of funds and on our activities under our asset-based, secured credit facility; the availability, retention and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our professional employees and our temporary employees; our performance on client contracts; negative outcome of pending and future claims and litigation; improper disclosure or loss of sensitive or confidential company, client, government, employee or candidate information, including personal data; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about these and other risks and uncertainties may be found in our filings with the United States Securities and Exchange Commission (SEC), particularly in the “Risk Factors” section in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.
Unless the context otherwise requires, all references herein to “CDI,” the "Registrant,” the "Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$10,210	$16,932
Accounts receivable, net of allowances of $1,126 and $1,942	192,391	205,494
Prepaid expenses and other current assets	11,809	12,768
Prepaid income taxes	4,467	5,126
Total current assets	218,877	240,320
Property and equipment, net of accumulated depreciation of $87,666 and $84,941	19,372	18,728
Deferred income taxes	3,017	3,228
Goodwill	45,525	45,794
Other intangible assets, net	16,610	20,427
Other non-current assets	10,540	10,600
Total assets	$313,941	$339,097

Liabilities and Equity
Current liabilities:
Credit facility	$15,000	$18,831
Accounts payable	34,824	30,262
Accrued compensation and related expenses	36,241	34,464
Other accrued expenses and other current liabilities	15,894	19,903
Income taxes payable	306	323
Total current liabilities	102,265	103,783
Deferred compensation	7,505	7,723
Deferred income tax	6,002	1,530
Other non-current liabilities	7,332	4,818
Total liabilities	123,104	117,854
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 22,273 and 22,163 shares	2,227	2,216
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	76,175	74,774
Retained earnings	180,756	210,875
Accumulated other comprehensive loss	(8,579)	(14,135)
Common stock in treasury, at cost - 3,653 and 2,463 shares	(59,742)	(52,487)
Total CDI shareholders' equity	190,837	221,243
Total equity	190,837	221,243
Total liabilities and equity	$313,941	$339,097

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$220,260	$244,662	$680,477	$748,941
Cost of services	179,727	197,835	554,574	608,697
Gross profit	40,533	46,827	125,903	140,244
Operating and administrative expenses	43,675	46,853	139,037	137,570
Restructuring and other related costs	3,478	566	3,767	613
Impairment	—	21,537	—	21,537
Loss on disposition of business interests	11,301	—	11,301	310
Operating loss	(17,921)	(22,129)	(28,202)	(19,786)
Other income (expense), net	(112)	683	(713)	599
Loss before income taxes	(18,033)	(21,446)	(28,915)	(19,187)
Income tax expense	(215)	(1,244)	1,204	785
Net loss	(17,818)	(20,202)	(30,119)	(19,972)
Less: Loss attributable to noncontrolling interests	—	—	—	(83)
Net loss attributable to CDI	$(17,818)	$(20,202)	$(30,119)	$(19,889)

Earnings (loss) per common share:
Basic	$(0.96)	$(1.03)	$(1.57)	$(1.01)
Diluted	$(0.96)	$(1.03)	$(1.57)	$(1.01)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net loss	$(17,818)	$(20,202)	$(30,119)	$(19,972)
Other comprehensive income (loss):
Foreign currency translation adjustments	(824)	(3,266)	1,851	(6,404)
Reclassification of foreign currency translation adjustment	3,705	—	3,705	362
Total comprehensive loss	(14,937)	(23,468)	(24,563)	(26,014)
Comprehensive income attributable to noncontrolling interests	—	—	—	15
Total comprehensive loss attributable to CDI	$(14,937)	$(23,468)	$(24,563)	$(26,029)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Operating activities:
Net loss	$(30,119)	$(19,972)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,111	7,311
Landlord contribution for tenant improvements	2,628	—
Deferred income taxes	4,790	873
Share-based compensation	1,511	1,703
Impairment	—	21,537
Loss on disposition of business interests	11,301	310
Loss on disposal of assets, net	95	(779)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,788)	(14,368)
Prepaid expenses and other current assets	258	(4,108)
Accounts payable	5,072	(3,031)
Accrued compensation and related expenses	6,194	16,488
Accrued expenses and other current liabilities	(1,994)	557
Income taxes receivable/payable	617	(3,369)
Other non-current assets	2,688	(42)
Other non-current liabilities	131	(684)
Net cash provided by operating activities	6,495	2,426

Investing activities:
Additions to property and equipment	(6,908)	(6,482)
Acquisition-related payment	(2,108)	—
Proceeds from disposition of business interests, net of cash disposed	5,849	360
Proceeds from sale of assets	36	1,220
Net cash used in investing activities	(3,131)	(4,902)

Financing activities:
Dividends paid to shareholders	—	(7,675)
Stock repurchased under stock repurchase program	(7,255)	—
Borrowings on credit facilities	105,917	19,768
Repayments on credit facilities	(109,559)	(17,981)
Payment of debt issuance costs	(28)	—
Common shares withheld for taxes	(111)	(301)
Change in book overdraft	706	—
Excess tax benefit from share-based compensation awards	—	52
Net cash used in financing activities	(10,330)	(6,137)

Effect of exchange rate changes on cash and cash equivalents	244	(1,278)
Net decrease in cash and cash equivalents	(6,722)	(9,891)
Cash and cash equivalents at beginning of period	16,932	36,324
Cash and cash equivalents at end of period	$10,210	$26,433

Supplemental disclosure of cash flow information:
Cash paid for interest	$528	$114
Cash paid (received) for income taxes, net	$(4,289)	$3,163

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive Loss	Total CDI Share-holders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

December 31, 2014	22,084	$2,208	$(52,487)	$72,023	$258,113	$(6,207)	$273,650	$703	$274,353
Net loss	—	—	—	—	(19,889)	—	(19,889)	(83)	(19,972)
Translation adjustments	—	—	—	—	—	(6,140)	(6,140)	98	(6,042)
Share-based compensation expense	—	—	—	1,703	—	—	1,703	—	1,703
Reclassification of equity awards from liabilities, net	—	—	—	632	—	—	632	—	632
Vesting and exercise of equity awards	98	10	—	(10)	—	—	—	—	—
Common shares withheld for taxes	(19)	(2)	—	(299)	—	—	(301)	—	(301)
Disposition of controlling interest	—	—	—	—	—	—	—	(718)	(718)
Cash dividends declared ($0.39 per common share)	—	—	—	—	(7,675)	—	(7,675)	—	(7,675)
September 30, 2015	22,163	$2,216	$(52,487)	$74,049	$230,549	$(12,347)	$241,980	$—	$241,980

December 31, 2015	22,163	$2,216	$(52,487)	$74,774	$210,875	$(14,135)	$221,243	$—	$221,243
Net loss	—	—	—	—	(30,119)	—	(30,119)	—	(30,119)
Translation adjustments	—	—	—	—	—	5,556	5,556	—	5,556
Share-based compensation expense	—	—	—	1,511	—	—	1,511	—	1,511
Reclassification of equity awards from liabilities, net	—	—	—	12	—	—	12	—	12
Vesting and exercise of equity awards	130	13	—	(13)	—	—	—	—	—
Common shares withheld for taxes	(20)	(2)	—	(109)	—	—	(111)	—	(111)
Stock repurchased under stock repurchase program	—	—	(7,255)	—	—	—	(7,255)	—	(7,255)
September 30, 2016	22,273	$2,227	$(59,742)	$76,175	$180,756	$(8,579)	$190,837	$—	$190,837

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

1.    Business

CDI Corp. and its subsidiaries (the “Company” or “CDI”) seek to create extraordinary outcomes with its clients by delivering solutions based on highly skilled and professional talent. CDI’s business is comprised of four segments: Enterprise Talent, Specialty Talent and Technology Solutions, Engineering Solutions and Management Recruiters International (MRI). CDI’s client offerings include an array of engineering design project solutions, information technology project solutions and managed services, specialty technology staff augmentation, and program and managed staffing services. CDI's clients are corporations in multiple industries, including energy, chemicals, infrastructure, aerospace, industrial equipment, technology, as well as municipal and state governments, and the United States (U.S.) Department of Defense. CDI has offices and delivery centers in the U.S. and Canada. In addition, CDI provides recruiting and staffing services through its global MRINetwork® of franchisees.

In September 2016, the Company approved a restructuring plan to further align its organizational structure, facilities and resource utilization with business volumes and strategic direction. See Note—6 Restructuring and Other Related Costs.

On September 16, 2016, CDI completed the sale of CDI AndersElite Limited, the Company's United Kingdom (UK) staffing and recruitment business included in the Enterprise Talent reporting segment. The Consolidated Statement of Operations for the three and nine months ended September 30, 2016 include the results of CDI AndersElite Limited for the period prior to disposition. See Note—7 Acquisitions and Dispositions.

On September 16, 2016, the Company announced that Scott Freidheim, President and Chief Executive Officer (CEO), resigned from the Company effective September 15, 2016, and Michael Castleman, CDI’s Chief Financial Officer, was elected as President of the Company and agreed to serve as interim CEO.

2.    Principles of Consolidation and Basis of Presentation

Principles of Consolidation - The consolidated financial statements include the accounts of CDI Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation - The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (GAAP), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (SEC) for interim financial reporting. These statements should be read in conjunction with the Company's Form 10-K filed with the SEC on March 3, 2016. Results for the nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the full year.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 (Topic 606) Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue guidance in addition to some cost guidance. ASU 2014-09 establishes a five-step model under the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company may apply this guidance using either a full retrospective approach, subject to certain practical expedients, or a modified retrospective approach with a cumulative effect adjustment as of the date of initial application. On July 9, 2015, the FASB approved a one-year deferral of the effective date that allows the Company to defer the effective date to January 1, 2018 but still permit the Company to adopt the standard as of the original January 1, 2017 effective date. In 2016, the FASB issued two amendments that are effective as of the effective date selected for the original standard. The Company has not yet selected a transition method nor has it determined the impact that adoption of this guidance will have on its consolidated financial statements, but has determined that it will utilize the deferred effective date of January 1, 2018 to adopt the standard.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for interim and annual reporting periods with retrospective application for all periods presented. The Company has not determined the impact that adoption of this guidance will have on its consolidated financial statements.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements as of September 30, 2016 Using
	Fair Value Measurements at September 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual funds:
Bond	$1,700	$1,700	$—	$—
Large cap	2,406	2,406	—	—
International	1,482	1,482	—	—
Mid cap	990	990	—	—
Small cap	561	561	—	—
Balanced	536	536	—	—
Money market funds	759	759	—	—
Total assets (1)	$8,434	$8,434	$—	$—

(1)
As of September 30, 2016, $1.2 million and $7.2 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

5.    Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2015				September 30, 2016
	Gross Balance	Accumulated Impairment Losses	Additions	Translation	Gross Balance	Accumulated Impairment Losses

Enterprise Talent	$40,134	$(34,511)	$—	$—	$22,890	$(17,267)
Specialty Talent and Technology Solutions	16,445	—	—	—	16,445	—
Engineering Solutions	35,713	(21,431)	—	—	35,713	(21,431)
MRI	15,749	(6,305)	—	(269)	14,726	(5,551)
Total goodwill	$108,041	$(62,247)	$—	$(269)	$89,774	$(44,249)

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

The Company performed its annual assessment as of July 1, 2016 and determined that the fair values for each of the Company's reporting units were substantially in excess of their related carrying values. The Company estimated the fair values of all reporting units using a discounted cash flow model based on significant unobservable inputs or level 3 inputs of the fair value hierarchy. The key assumption used to determine the fair values was management's estimate of future earnings. The Company believes it has made reasonable estimates and used reasonable assumptions to calculate the fair value of its reporting units and indefinite-lived intangible assets. If actual future results are not consistent with management's estimates and assumptions, the Company may have to take impairment charges in the future.

The following tables summarize the changes in the Company's carrying value of other intangible assets during the indicated periods:

	December 31, 2015					September 30, 2016
	Gross Balance	Accumulated Amortization	Amortization	Disposition	Translation	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Customer relationships	$20,376	$(7,974)	$(2,441)	$(841)	$(106)	$19,190	$(10,176)
Trademarks	6,440	(1,054)	(355)	—	—	6,440	(1,409)
Non-compete	150	(150)	—	—	—	150	(150)
Reacquired franchise rights	972	(498)	(74)	—	—	972	(572)
Total intangible assets subject to amortization	27,938	(9,676)	(2,870)	(841)	(106)	26,752	(12,307)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	—	2,165	—
Total other intangible assets	$30,103	$(9,676)	$(2,870)	$(841)	$(106)	$28,917	$(12,307)

6.    Restructuring and Other Related Costs

In September 2016, the Company approved a restructuring plan (the “2016 Restructuring Plan”) to further align its organizational structure, facilities and resource utilization with business volumes and strategic direction. The 2016 Restructuring Plan is expected to be substantially completed by the end of 2016 with certain payments related to the consolidation of facilities expected through 2018.

In December 2015, the Company approved a restructuring plan (the “2015 Restructuring Plan”) to better align its organization and operations with the Company's strategy. The 2015 Restructuring Plan was substantially completed during 2016 with certain payments related to the consolidation of facilities expected through 2022.

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

The following table summarizes the provision, activity and balances related to the Restructuring Plans by cost type for the indicated periods:

	Employee severance and related costs	Real estate exit and related costs	Asset write-offs	Accrued restructuring liability

Balance as of December 31, 2014	$2,031	$2,600	$—	$4,631
Cash payments	(1,455)	(1,060)	—	(2,515)
Charges	—	599	14	613
Non-cash	—	—	(14)	(14)
Adjustments	(30)	30	—	—
Balance as of September 30, 2015	$546	$2,169	$—	$2,715

Balance as of December 31, 2015	$2,202	$2,935	$—	$5,137
Cash payments	(1,487)	(1,812)	—	(3,299)
Charges	1,353	2,301	113	3,767
Non-cash	—	—	(113)	(113)
Adjustments	(300)	300	—	—
Balance as of September 30, 2016	$1,768	$3,724	$—	$5,492

The consolidated balance sheets as of September 30, 2016 and December 31, 2015 include provisions related to the foregoing restructuring plans of $4.2 million and $4.1 million in “Other accrued expenses and other current liabilities”, and $1.3 million and $1.0 million in "Other non-current liabilities", respectively.

7.    Acquisition and Dispositions

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

CDI AndersElite Limited Disposition
On September 16, 2016, the Company completed the sale of CDI AndersElite Limited (Anders), the Company's UK-based staffing and recruitment business in the Enterprise Talent reporting segment, to AndersElite Holdings Ltd. (Holdings), an entity controlled by certain members of Anders' management. The Company received purchase consideration that included £4.5 million cash, £1.75 million subordinated debt in Holdings and warrants representing 19.99% of the fully diluted equity in Holdings. The Company valued the non-cash purchase consideration at £0.5 million and recorded it to "Other non-current assets" in the consolidated balance sheets. The Company recorded a loss of $11.3 million to "Loss on disposition of business interests" in the consolidated statements of operation related to the disposition of Anders. Anders does not meet the criteria to be reported as a discontinued operation under ASU 2014-08; accordingly, Anders' results are reflected in the Consolidated Statements of Operations within continuing operations. See Note 12—Reporting Segments, for Anders summarized results included in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015.

CDI-Pycopsa Disposition
On March 20, 2015, the Company completed the sale of its 67% interest in CDI-Pycopsa Ingeniería y Construcción, S. de R.L. de C.V. (“CDI-Pycopsa”), a Mexico-based engineering design company in the Engineering Solutions (formerly GETS) reporting segment. CDI-Pycopsa does not meet the criteria to be reported as a discontinued operation under ASU 2014-08, which was adopted by the Company on January 1, 2015. Accordingly, CDI-Pycopsa's results are reflected in the Consolidated Statements of Operations within continuing operations. Excluding the $0.3 million loss on disposition, CDI-Pycopsa's pretax results

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

attributable to CDI were not material for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the Company received $0.1 million of proceeds related to the sale.

8.    Credit Facility

On October 30, 2015, the Company and certain domestic subsidiaries (collectively with the Company, the “U.S. Borrowers”), certain Canadian subsidiaries of the Company (collectively, the "Canadian Borrowers"), and certain UK subsidiaries of the Company (collectively, the "UK Borrowers"), collectively (the "Borrowers") entered into an agreement for a secured lending facility (the "Credit Agreement") with Bank of America, N.A. and other lenders. The Credit Agreement established a $150.0 million revolving line of credit facility which also includes an option to expand the facility by up to $75.0 million subject to agreement by the lenders, with a five-year term ending on October 30, 2020. In connection with the sale of Anders, the Company executed an amendment to the Credit Agreement to release all liens and security interests on the UK collateral and allocate the available UK borrowings to the U.S. Borrowers. As of September 30, 2016, the facility is comprised of two subfacilities with $135.0 million available to the U.S. Borrowers and $15.0 million available to the Canadian Borrowers. It also includes a $25.0 million sublimit for swing line loans and a $15.0 million sublimit for letters of credit.

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

As of September 30, 2016, the Company had total outstanding borrowings of $15.0 million, letters of credit outstanding of $3.3 million and $110.4 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2016. Interest was payable at a rate of 1.77% per annum for outstanding borrowings as of September 30, 2016.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

In connection with the sale of Anders, the Company will take a $19.1 million worthless stock deduction associated with CDI AndersElite Limited on its 2016 U.S. federal income tax return, which will be treated as an ordinary loss for tax purposes. This loss will result in a deferred tax asset of $6.6 million, which can be carried forward for up to 20 years and used against future taxable income. There is no net income tax benefit related to this item due to the full valuation allowance against federal deferred tax assets.
The effective tax rates for the nine months ended September 30, 2016 and 2015 were (4.2)% and (4.1)%, respectively. The effective tax rate for the nine months ended September 30, 2016 was impacted by U.S. and certain foreign losses that do not generate tax benefits in the current period as the benefits are fully offset by valuation allowances. The effective tax rate for the nine months ended September 30, 2015 was (4.1)% was impacted by discrete items, the mix of domestic and foreign pre- tax income and certain foreign losses with no tax benefit.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets, including net operating loss carryforwards. Management’s assessment is made for each taxpayer on a jurisdiction by jurisdiction basis. A full valuation allowance has been recorded against the deferred tax asset related to federal taxes and part of the group’s U.S. state taxes as these are not more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or decreased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

11.    Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Numerator:
Net loss attributable to CDI	$(17,818)	$(20,202)	$(30,119)	$(19,889)
Denominator:
Basic weighted-average shares	18,627	19,695	19,158	19,668
Dilutive effect of share-based awards	—	—	—	—
Diluted weighted-average shares	18,627	19,695	19,158	19,668
Earnings (loss) per common share:
Basic	$(0.96)	$(1.03)	$(1.57)	$(1.01)
Diluted	$(0.96)	$(1.03)	$(1.57)	$(1.01)

There were 0.5 million shares and 0.7 million shares excluded from the computation of EPS for the three months ended September 30, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive. There were 0.5 million shares and 0.4 million shares excluded from the computation of EPS for the nine months ended September 30, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive.

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
The Company's reporting segments are as follows:

•
Enterprise Talent - Enterprise Talent provides staff augmentation, placement and other staffing-related services to support its clients’ access to engineering and technology personnel on a temporary or permanent basis. Enterprise Talent focuses on delivering its services to medium and larger sized enterprises that have ongoing needs for skilled and technical labor. The duration of individual client engagements can range from several months to multiple years based on a client’s project, seasonal or business cycle needs. In addition, Enterprise Talent offers enterprise clients managed staffing program services, vendor management solutions, certification management solutions, and recruitment process outsourcing solutions. Enterprise Talent currently operates in North America under the CDI® brand name. On

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

September 16, 2016, CDI completed the sale of Anders, the Company's UK staffing and recruitment business. See Note—7 Acquisitions and Dispositions.

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

◦
Government Services primarily serves the U.S. Department of Defense and, in particular the U.S. Navy, with a variety of design and engineering services, including naval architecture, ship alteration, systems modification and installation, technical documentation and training, logistics management, marine manufacturing and aviation engineering.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

Reporting segment operations data is presented in the following table for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue:
Enterprise Talent (1)	$127,488	$146,863	$400,617	$457,681
Specialty Talent and Technology Solutions (2)	18,938	7,724	56,460	23,315
Engineering Solutions	60,852	76,570	185,259	227,937
MRI	12,982	13,505	38,141	40,008
Total revenue	$220,260	$244,662	$680,477	$748,941

Gross profit:
Enterprise Talent (1)	$13,848	$18,165	$45,763	$55,751
Specialty Talent and Technology Solutions (2)	5,626	2,422	16,448	7,579
Engineering Solutions	14,859	19,624	45,112	57,257
MRI	6,200	6,616	18,580	19,657
Total gross profit	$40,533	$46,827	$125,903	$140,244

Operating profit (loss):
Enterprise Talent (1), (3), (4)	$(10,299)	$(8,955)	$(9,622)	$(1,686)
Specialty Talent and Technology Solutions (2), (4), (5)	(575)	188	(566)	1,357
Engineering Solutions (3), (4), (6)	(3,856)	(10,123)	(8,734)	(9,613)
MRI (4)	1,102	1,927	2,766	4,957
Corporate (4), (7)	(4,293)	(5,166)	(12,046)	(14,801)
Total operating loss	(17,921)	(22,129)	(28,202)	(19,786)
Other income (expense), net	(112)	683	(713)	599
Loss before income taxes	$(18,033)	$(21,446)	$(28,915)	$(19,187)

(1)
On September 16, 2016, the Company completed the sale of Anders, the Company's UK staffing and recruitment business, which is included in Enterprise Talent, and recorded a charge of $11.3 million on disposition. Anders results are presented in the following table for the indicated periods (excluding allocation of corporate costs):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$15,835	$25,812	$59,302	$79,972
Gross Profit	2,446	4,504	9,758	13,507
Operating and administrative expenses	2,874	4,755	11,542	14,545
Operating loss	(428)	(251)	(1,784)	(1,058)

(2)	On October 6, 2015, the Company acquired EdgeRock, which is included in Specialty Talent and Technology Solutions.

(3)
In the third quarter of 2015, the Company recorded an aggregate charge of $21.5 million related to the impairment of goodwill and certain fixed assets, comprised of Enterprise Talent $10.7 million and Engineering Solutions $10.9 million.

(4)	The following table summarizes the amount of restructuring and other related costs recognized by reporting segment for the indicated periods:

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share amounts, unless otherwise indicated)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Restructuring and other related costs:
Enterprise Talent	$331	$331	$433	$378
Specialty Talent and Technology Solutions	215	—	215	—
Engineering Solutions	2,504	235	2,690	235
MRI	206	—	206	—
Corporate	222	—	223	—
Total restructuring and other related costs	$3,478	$566	$3,767	$613

(5)
In the first quarter of 2016, the Company's Specialty Talent and Technology Solutions segment recorded a benefit to "Operating and administrative expenses" of $0.8 million related to the reversal of the EdgeRock acquisition earnout liability.

(6)
In the first quarter of 2015, the Company's Engineering Solutions segment recorded a charge of $0.3 million related to the loss on disposition of the Company's controlling interest in a Mexico-based engineering design company.

(7)	In the third quarter of 2015, the Company recorded a pre-tax gain of $0.8 million for a sale of a non-operating corporate asset. Proceeds from the sale were $1.2 million.

Reporting segment asset data is presented in the following table for the indicated periods:

	September 30,	December 31,
	2016	2015

Assets:
Enterprise Talent (1)	$121,862	$137,695
Specialty Talent and Technology Solutions	39,531	40,127
Engineering Solutions	88,294	93,810
MRI	23,023	23,273
Corporate	41,231	44,192
Total assets	$313,941	$339,097

(1)	On September 16, 2016, the Company completed the sale of Anders, the Company's UK staffing and recruitment business, which is included in Enterprise Talent.

Reporting segment depreciation and amortization data is presented in the following table for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Depreciation and amortization:
Enterprise Talent (1)	$278	$259	$909	$925
Specialty Talent and Technology Solutions (2)	522	88	2,176	233
Engineering Solutions	1,117	1,431	3,585	4,447
MRI	73	65	205	227
Corporate	414	456	1,236	1,479
Total Depreciation and amortization	$2,404	$2,299	$8,111	$7,311

(1)
On September 16, 2016, the Company completed the sale of Anders, the Company's UK staffing and recruitment business, which is included in Enterprise Talent. Anders depreciation and amortization included in the three months ended September 30, 2016 and 2015 was $0.1 million and $0.1 million. Anders depreciation and amortization included in the nine months ended September 30, 2016 and 2015 was $0.4 million and $0.5 million.

(2)	On October 6, 2015, the Company acquired EdgeRock, which is included in Specialty Talent and Technology Solutions.

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

Executive Overview
Business Overview
CDI seeks to create extraordinary outcomes with its clients by delivering solutions based on highly skilled and professional talent. CDI’s business is comprised of four segments: Enterprise Talent, Specialty Talent and Technology Solutions, Engineering Solutions and Management Recruiters International (MRI). CDI’s client offerings include an array of engineering design project solutions, information technology project solutions and managed services, specialty technology staff augmentation, and program and managed staffing services. CDI's clients are corporations in multiple industries, including energy, chemicals, infrastructure, aerospace, industrial equipment, technology, as well as municipal and state governments, and the United States (U.S.) Department of Defense. CDI has offices and delivery centers in the U.S. and Canada. In addition, CDI provides recruiting and staffing services through its global MRINetwork® of franchisees.
Enterprise Talent provides staff augmentation, placement and other staffing-related services to support its clients’ access to professional engineering and technology personnel on a temporary or permanent basis. Specialty Talent and Technology Solutions provides clients with specialized technology talent as well as solutions that include staff augmentation and placement services, project execution and management services, and outsourced managed services. Engineering Solutions provides engineering design, as well as deliverable work products or services performed at a CDI facility or at a client's facility under the supervision of CDI personnel. MRI is a global franchisor that provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their clients. See Note 12—Reporting Segments, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report.
The Company is undertaking a strategic transformation and operational turnaround. As a result, the Company will make select investments and take other actions to improve business results and may experience volatility in financial performance. Historical trends may not be indicative of future trends.
Third Quarter 2016 Overview
Revenue during the third quarter of 2016 decreased by $24.4 million or 10.0% as compared to the third quarter of 2015 primarily due to decreases in Enterprise Talent and Engineering Solutions, partially offset by an increase in Specialty Talent and Technology Solutions. Enterprise Talent revenue decreased primarily due to reduced staffing volumes at a large information technology client as well as reduced UK staffing revenue in part associated with the disposition of CDI AndersElite Limited prior to the end of the quarter and the negative impact of foreign currency exchange rates. Engineering Solutions revenue decreased primarily due to decreases in EC&I and, to a lesser extent, AIE. Specialty Talent and Technology Solutions revenue increased primarily due to the inclusion of EdgeRock, which was acquired on October 6, 2015. Gross profit decreased by $6.3 million primarily due to the decrease in revenue and, to a lesser extent, a reduction in gross profit margin in each reporting segment, partially offset by a shift in revenue mix to higher margin Specialty Talent and Technology Solutions business as a result of the inclusion of EdgeRock. Operating and administrative expenses were reduced in response to lower business volumes and reduced corporate costs partially offset by the inclusion of EdgeRock. For the third quarter of 2016, the Company reported an operating loss of $17.9 million compared to an operating loss of $22.1 million in the prior year period and a net loss attributable to CDI of $17.8 million compared to $20.2 million in the prior year period, respectively.
In September 2016, the Company approved a restructuring plan (the “2016 Restructuring Plan”) to further align its organizational structure, facilities and resource utilization with business volumes and strategic direction. During the third quarter of 2016, the Company recorded a charge of $3.5 million to "Restructuring and other related costs" in the consolidated statement of operations. The 2016 Restructuring Plan is expected to be substantially completed by the end of 2016 with certain payments related to the consolidation of facilities expected through 2018.
On September 16, 2016, the Company completed the sale of CDI AndersElite Limited (Anders), the Company's UK-based staffing and recruitment business in the Enterprise Talent reporting segment, to AndersElite Holdings Ltd., an entity controlled by certain members of Anders' management. The Company recorded a loss of $11.3 million to "Loss on disposition of business interests" in the consolidated statements of operation related to the disposition of Anders. See Note—7 Acquisitions and Dispositions, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report.
On September 16, 2016, the Company announced that Scott Freidheim, President and Chief Executive Officer (CEO), resigned from the Company effective September 15, 2016, and Michael Castleman, CDI’s Chief Financial Officer, was elected as President of the Company and agreed to serve as interim CEO.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Results of Operations

Consolidated Discussion
Three months ended September 30, 2016 as compared to the three months ended September 30, 2015

The following table presents changes in revenue by segment along with selected financial information for the indicated periods:

	Three Months Ended
	September 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Enterprise Talent	$127,488	57.9%	$146,863	60.0%	$(19,375)	(13.2)%
Specialty Talent and Technology Solutions	18,938	8.6	7,724	3.2	11,214	145.2
Engineering Solutions	60,852	27.6	76,570	31.3	(15,718)	(20.5)
MRI	12,982	5.9	13,505	5.5	(523)	(3.9)
Total Revenue	$220,260	100.0	$244,662	100.0	$(24,402)	(10.0)
Gross profit	$40,533	18.4	$46,827	19.1	$(6,294)	(13.4)
Operating and administrative expenses	$43,675	19.8	$46,853	19.2	$(3,178)	(6.8)
Restructuring and other related costs	$3,478	1.6	$566	0.2	$2,912	NM
Impairment	$—	—	$21,537	8.8	$(21,537)	NM
Loss on disposition of business interest	$11,301	5.1	$—	—	$11,301	NM
Operating loss	$(17,921)	(8.1)	$(22,129)	(9.0)	$4,208	(19.0)
Net loss attributable to CDI	$(17,818)	(8.1)	$(20,202)	(8.3)	$2,384	(11.8)
Effective income tax rate	1.2%		5.8%

NM - Not meaningful.
Revenue decreased primarily due to a decrease in Enterprise Talent and Engineering Solutions, partially offset by an increase in Specialty Talent and Technology Solutions. Enterprise Talent revenue decreased primarily due to reduced staffing volumes at a large information technology client, reduced Canadian pipeline staffing and the negative impact of foreign currency exchange rates, as well as reduced UK staffing revenue in part associated with the disposition of Anders prior to the end of the quarter. Engineering Solutions revenue decreased primarily due to decreases in EC&I and, to a lesser extent, AIE. Specialty Talent and Technology Solutions revenue increased primarily due to the inclusion of EdgeRock, which was acquired on October 6, 2015, and, to a lesser extent, an increase in Technology Solutions. MRI revenues decreased primarily due to a decrease in royalties and, to a lesser extent, contract staffing revenue, partially offset by an increase in franchise fees.
Gross profit decreased primarily due to the decrease in revenue and, to a lesser extent, a reduction in overall gross profit margin in each of the reporting segments, partially offset by a shift in revenue mix to higher margin Specialty Talent and Technology Solutions business as a result of the inclusion of EdgeRock.
Excluding the $11.3 million loss on disposition in 2016 and $21.5 million impairment charge in 2015, operating results decreased primarily due to the decrease in gross profit and an increase in restructuring and other related costs, partially offset by reductions in operating and administrative expenses. Operating and administrative expenses decreased primarily due to actions taken by the company to reduce personnel-related and other costs in response to lower business volumes, reduced corporate costs, and the disposition of the UK Staffing business on September 16, 2016, partially offset by the inclusion of EdgeRock. Corporate operating costs decreased primarily due to reduction in prior costs associated with international business development activities.
Income tax expense increased $1.0 million during the third quarter of 2016 as compared to the third quarter of 2015. The effective income tax rate for the third quarter of 2016 was impacted by U.S. and certain foreign losses that do not generate tax benefits in the current period as the benefits are fully offset by valuation allowances. The effective income tax rate for the third quarter of 2015 was impacted by discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no benefit. As such, comparison of effective tax rates for the third quarter of 2016 as compared to the third quarter of 2015 is not meaningful. See Note 10—Income taxes, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report for more information.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Consolidated Discussion - Continued
Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

The following table presents changes in revenue by segment along with selected financial information for the indicated periods:

	Nine Months Ended
	September 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Enterprise Talent	$400,617	58.9%	$457,681	61.1%	$(57,064)	(12.5)%
Specialty Talent and Technology Solutions	56,460	8.3	23,315	3.1	33,145	142.2
Engineering Solutions	185,259	27.2	227,937	30.4	(42,678)	(18.7)
MRI	38,141	5.6	40,008	5.3	(1,867)	(4.7)
Total Revenue	$680,477	100.0	$748,941	100.0	$(68,464)	(9.1)
Gross profit	$125,903	18.5	$140,244	18.7	$(14,341)	(10.2)
Operating and administrative expenses (1)	$139,037	20.4	$137,570	18.4	$1,467	1.1
Restructuring and other related costs	$3,767	0.6	$613	0.1	$3,154	NM
Impairment	$—	—	$21,537	2.9	$(21,537)	NM
Loss on disposition of business interests	$11,301	1.7	$310	—	$10,991	NM
Operating loss	$(28,202)	(4.1)	$(19,786)	(2.6)	$(8,416)	42.5
Net loss attributable to CDI	$(30,119)	(4.4)	$(19,889)	(2.7)	$(10,230)	51.4
Effective income tax rate	(4.2)%		(4.1)%

NM - Not meaningful.
Revenue decreased due to a decrease in Enterprise Talent, Engineering Solutions and MRI, partially offset by an increase in Specialty Talent and Technology Solutions. Enterprise Talent revenue decreased primarily due to reduced staffing at a large information technology client, reduced Canadian pipeline staffing, the negative impact of foreign currency exchange rates and reduced UK Staffing revenue, in part due to the disposition of the UK Staffing business on September 16, 2016. Engineering Solutions revenue decreased primarily due to decreases in EC&I and AIE, partially offset by an increase in Government Services. Specialty Talent and Technology Solutions revenue increased primarily due to the inclusion of EdgeRock and, to a lesser extent, an increase in Technology Solutions. MRI revenue decreased due to a decrease in royalties and contract staffing revenue, partially offset by an increase in franchise fees.
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
Excluding the $11.3 million loss on disposition in 2016 and $21.5 million impairment charge in 2015, operating results decreased primarily due to the decrease in gross profit and an increase in restructuring and other related costs and operating and administrative expenses. Operating and administrative expenses increased primarily due to the inclusion of EdgeRock. Excluding EdgeRock, operating and administrative expenses decreased primarily due to actions taken by the company to reduce personnel-related and other costs in response to lower business volumes, reduced corporate costs, and the disposition of the UK Staffing business on September 16, 2016. Corporate operating costs decreased primarily due to a reduction in prior costs associated with international business development activities.
Income tax expense increased $0.4 million during the first nine months of 2016 as compared to the first nine months of 2015. The effective income tax rate for the first nine months of 2016 was impacted by U.S. and certain foreign losses that do not generate tax benefits in the current period as the benefits are fully offset by valuation allowances. The effective income tax rate for the first nine months of 2015 was impacted by discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no tax benefit. As such, comparison of effective tax rates for the first nine months of 2016 as compared to the first nine months of 2015 is not meaningful. See Note 10—Income taxes, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report for more information.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Segment Results of Operations

Enterprise Talent
Three months ended September 30, 2016 as compared to the three months ended September 30, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	September 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
North America Staffing	$111,653	87.6%	$121,051	82.4%	$(9,398)	(7.8)%
UK Staffing	15,835	12.4	25,812	17.6	(9,977)	(38.7)
Total revenue	127,488	100.0	146,863	100.0	(19,375)	(13.2)
Cost of services	113,640	89.1	128,698	87.6	(15,058)	(11.7)
Gross profit	13,848	10.9	18,165	12.4	(4,317)	(23.8)
Operating and administrative expenses	12,515	9.8	16,136	11.0	(3,621)	(22.4)
Restructuring and other related costs	331	0.3	331	0.2	—	—
Impairment (1)	—	—	10,653	7.3	(10,653)	NM
Loss on disposition of business interest (2)	11,301	8.9	—	—	11,301	—
Operating loss	$(10,299)	(8.1)	$(8,955)	(6.1)	$(1,344)	15.0

(1)	In the third quarter of 2015, the Company recorded a charge of 10.7 million related to the impairment of goodwill in the Company's UK staffing business.

(2)
On September 16, 2016, the Company completed the sale of Anders, the Company's UK staffing business, and recorded a loss of $11.3 million on disposition. See Note—7 Acquisitions and Dispositions and Note 12—Reporting Segments, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report.

NM - Not meaningful.

Revenue decreased in both the North America and UK Staffing businesses. North America Staffing revenue decreased primarily due to reduced staffing volumes at a large information technology client, reduced spend at several large U.S. staffing programs and discrete client projects, partially offset by growth at a large engineering client. UK Staffing revenue decreased primarily due to the negative impact of foreign currency exchange rates, the disposition of the UK Staffing business on September 16, 2016 and reductions across the engineering and construction sectors, in part associated with the uncertainty following the Brexit referendum.

Gross profit decreased primarily due to the decrease in revenue and, to a lesser extent, a reduction in gross profit margin. Gross profit margin decreased primarily due to a shift in mix to North American Staffing, in part associated with the disposition of the UK Staffing business on September 16, 2016, as well as negative pricing pressure, particularly in Canadian pipeline staffing.

Operating and administrative expenses decreased primarily due to actions taken by the Company to reduce personnel-related and other costs in response to lower business volumes, the disposition of the UK Staffing business on September 16, 2016 and, to a lesser extent, the reversal of bad debt reserves from earlier in 2016.

Excluding the $11.3 million loss on disposition in 2016 and $10.7 million impairment charge in 2015, both related to the UK staffing business, operating results decreased due to the reduction in gross profit, partially offset by the decrease in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Enterprise Talent - Continued
Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Nine Months Ended
	September 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
North America Staffing	$341,315	85.2%	$377,709	82.5%	$(36,394)	(9.6)%
UK Staffing	59,302	14.8	79,972	17.5	(20,670)	(25.8)
Total revenue	400,617	100.0	457,681	100.0	(57,064)	(12.5)
Cost of services	354,854	88.6	401,930	87.8	(47,076)	(11.7)
Gross profit	45,763	11.4	55,751	12.2	(9,988)	(17.9)
Operating and administrative expenses	43,651	10.9	46,406	10.1	(2,755)	(5.9)
Restructuring and other related costs	433	0.1	378	0.1	55	14.6
Impairment (1)	—	—	10,653	2.3	(10,653)	NM
Loss on disposition of business interest (2)	11,301	2.8	—	—	11,301	NM
Operating loss	$(9,622)	(2.4)	$(1,686)	(0.4)	$(7,936)	470.7

(1)	In the third quarter of 2015, the Company recorded a charge of 10.7 million related to the impairment of goodwill in the Company's UK staffing business.

(2)
On September 16, 2016, the Company completed the sale of Anders, the Company's UK staffing business, and recorded a loss of $11.3 million on disposition. See Note—7 Acquisitions and Dispositions and Note 12—Reporting Segments, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report.

NM - Not meaningful.

Revenue decreased in both the North America and UK Staffing businesses. North America Staffing revenue decreased primarily due to reduced staffing volumes at a large information technology client, reduced Canadian pipeline staffing volumes, and the negative impact of foreign currency exchange rates. UK Staffing revenue decreased primarily due to the negative impact of foreign currency exchange rates, the disposition of the UK Staffing business on September 16, 2016, and reductions across engineering and construction sectors, in part associated with the uncertainty preceding and following the Brexit referendum.

Gross profit decreased primarily due to the decrease in revenue and, to a lesser extent, a decrease in gross profit margin. Gross profit margin decreased slightly primarily due to a shift in geographic and service mix and negative pricing pressure.

Operating and administrative expenses decreased primarily due to actions taken by the Company to reduce personnel-related and other costs in response to lower business volumes and the disposition of the UK Staffing business on September 16, 2016.

Excluding the $11.3 million loss on disposition in 2016 and $10.7 million impairment charge in 2015, both related to the UK staffing business, operating results decreased primarily due to the reduction in gross profit, partially offset by the decrease in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Specialty Talent and Technology Solutions
Three months ended September 30, 2016 as compared to the three months ended September 30, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	September 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Specialty Talent	$10,461	55.2%	$—	—%	$10,461	NM
Technology Solutions	8,477	44.8	7,724	100.0	753	9.7
Total revenue	18,938	100.0	7,724	100.0	11,214	145.2
Cost of services	13,312	70.3	5,302	68.6	8,010	151.1
Gross profit	5,626	29.7	2,422	31.4	3,204	132.3
Operating and administrative expenses (1)	5,986	31.6	2,234	28.9	3,752	167.9
Restructuring and other related costs	$215	1.1	$—	—	$215	NM
Operating profit (loss)	$(575)	(3.0)	$188	2.4	$(763)	(405.9)

(1)	The third quarter of 2016 includes $0.4 million of amortization of intangible assets identified as part of acquisition accounting for EdgeRock.
NM - Not meaningful.

Revenue increased primarily due to the acquisition of EdgeRock on October 6, 2015, which currently comprises the entirety of Specialty Talent, and, to a lesser extent, an increase in Technology Solutions. Technology Solutions revenue increased primarily due to increased spending by certain clients, including new projects, partially offset by the impact of other clients' program reductions as part of their overall cost savings initiatives.

Gross profit increased primarily due to the inclusion of EdgeRock, partially offset by a reduction in gross profit margin. Gross profit margin decreased due to the inclusion of EdgeRock.

Operating and administrative expenses increased primarily due to the inclusion of EdgeRock, related to both direct operating expenses and the allocation of certain corporate expenses to EdgeRock.
Excluding the impact of the $0.2 million restructuring charge in 2016, operating results decreased due to the increase in operating and administrative expenses partially offset by the increase in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Specialty Talent and Technology Solutions - Continued
Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Nine Months Ended
	September 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Specialty Talent	$31,432	55.7%	$—	—%	$31,432	NM
Technology Solutions	25,028	44.3	23,315	100.0	1,713	7.3
Total revenue	56,460	100.0	23,315	100.0	33,145	142.2
Cost of services	40,012	70.9	15,736	67.5	24,276	154.3
Gross profit	16,448	29.1	7,579	32.5	8,869	117.0
Operating and administrative expenses (1), (2)	16,799	29.8	6,222	26.7	10,577	170.0
Restructuring and other related costs	$215	0.4	$—	—	$215	NM
Operating profit	$(566)	(1.0)	$1,357	5.8	$(1,923)	(141.7)

(1)	In the first quarter of 2016, the Company recorded a benefit of $0.8 million related to the reversal of the EdgeRock acquisition earnout liability.

(2)	The first nine months of 2016 includes $1.8 million of amortization of intangible assets identified as part of acquisition accounting for EdgeRock.
NM - Not meaningful.

Revenue increased primarily due to the acquisition of EdgeRock on October 6, 2015, which currently comprises the entirety of Specialty Talent, and, to a lesser extent, an increase in Technology Solutions. Technology Solutions revenue increased primarily due to increased spending by certain clients, including new projects, partially offset by the impact of other clients' program reductions as part of their overall cost savings initiatives.

Gross profit increased primarily due to the inclusion of EdgeRock, partially offset by a reduction in gross profit margin. Gross profit margin decreased due to the inclusion of EdgeRock and a combination of a shift in service mix and negative pricing pressure in Technology Solutions.

Operating and administrative expenses increased primarily due to the inclusion of EdgeRock, related to both direct operating expenses and the allocation of certain corporate expenses to EdgeRock and, to a lesser extent, personnel-related investments in business development in Technology Solutions.
Excluding the impact of the $0.2 million restructuring charge in 2016, operating results decreased due to the increase in operating and administrative expenses partially offset by the increase in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Engineering Solutions
Three months ended September 30, 2016 as compared to the three months ended September 30, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	September 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Energy, Chemicals and Infrastructure (EC&I)	$32,343	53.2%	$45,483	59.4%	$(13,140)	(28.9)%
Aerospace and Industrial Equipment (AIE)	12,180	20.0	14,877	19.4	(2,697)	(18.1)
Government Services	16,329	26.8	16,210	21.2	119	0.7
Total revenue	60,852	100.0	76,570	100.0	(15,718)	(20.5)
Cost of services	45,993	75.6	56,946	74.4	(10,953)	(19.2)
Gross profit	14,859	24.4	19,624	25.6	(4,765)	(24.3)
Operating and administrative expenses	16,211	26.6	18,628	24.3	(2,417)	(13.0)
Restructuring and other related costs	2,504	4.1	235	0.3	2,269	NM
Impairment (1)	—	—	10,884	14.2	(10,884)	NM
Operating loss	$(3,856)	(6.3)	$(10,123)	(13.2)	$6,267	(61.9)

(1)	In the third quarter of 2015, the Company recorded a charge of $10.9 million related to the impairment of goodwill and certain fixed assets within the EC&I business.
NM - Not meaningful.

Revenue decreased in EC&I and AIE, partially offset by an increase in Government Services. The decrease in EC&I is primarily due to reduced demand for engineering services by downstream and midstream clients as a result of the completion of several large projects as well as the impact of the decline in oil and gas prices on new spending. The decrease in AIE revenue is primarily due to reduced spending by a large commercial aviation client and, to a lesser extent, the wind down of the Company's data acquisition and analysis business during 2015. The slight increase in Government Services is primarily due to growth in existing naval defense contracts.

Gross profit decreased primarily due to a reduction in revenue and, to a lesser extent, a reduction in gross profit margin. Gross profit margin decreased primarily due to deterioration in margin of certain fixed price contracts in EC&I and reduction in AIE margins associated with the wind down of the Company's data acquisition and analysis business during 2015.

Operating and administrative expenses decreased primarily due to actions taken by the Company to reduce personnel-related and other costs in response to lower business volumes, partially offset by an increase in reserves for project-related disputes.

Excluding the $2.5 million restructuring charge in 2016 and $10.9 million impairment charge in 2015, operating results decreased primarily due to a reduction in gross profit, partially offset by the decrease in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Engineering Solutions - Continued
Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Nine Months Ended
	September 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Energy, Chemicals and Infrastructure (EC&I)	$99,573	53.7%	$136,344	59.8%	$(36,771)	(27.0)%
Aerospace and Industrial Equipment (AIE)	37,836	20.4	46,189	20.3	(8,353)	(18.1)
Government Services	47,850	25.8	45,404	19.9	2,446	5.4
Total revenue	185,259	100.0	227,937	100.0	(42,678)	(18.7)
Cost of services	140,147	75.6	170,680	74.9	(30,533)	(17.9)
Gross profit	45,112	24.4	57,257	25.1	(12,145)	(21.2)
Operating and administrative expenses	51,156	27.6	55,441	24.3	(4,285)	(7.7)
Restructuring and other related costs	2,690	1.5	235	0.1	2,455	NM
Impairment (1)	—	—	10,884	4.8	(10,884)	NM
Loss on disposition (2)	—	—	310	0.1	(310)	NM
Operating profit (loss)	$(8,734)	(4.7)	$(9,613)	(4.2)	$879	(9.1)

(1)	In the third quarter of 2015, the Company recorded a charge of $10.9 million related to the impairment of goodwill and certain fixed assets within the EC&I business.

(2)
In the first quarter of 2015, the Company's Engineering Solutions segment recorded a charge of $0.3 million related to the loss on disposition of the Company's controlling interest in a Mexico-based engineering design company.

NM - Not meaningful.

Revenue decreased in EC&I and AIE, partially offset by an increase in Government Services. The decrease in EC&I is primarily due to reduced demand for engineering services by downstream and midstream clients as a result of the completion of several large projects as well as the impact of the decline in oil and gas prices on new spending. The decrease in AIE revenue is primarily due to reduced spending by a large commercial aviation client. The increase in Government Services is primarily due to new naval defense contracts.

Gross profit decreased primarily due to a reduction in revenue and, to a lesser extent, a slight reduction in gross profit margin. Gross profit margin decreased slightly primarily due to a reduction in AIE margins associated with the wind down of the Company's data acquisition and analysis business during 2015 and the effect of an increase in pass-through materials revenue in Government Services.

Operating and administrative expenses decreased primarily due to actions taken by the Company to reduce personnel-related and other costs in response to lower business volumes and wind down of the Company's data acquisition and analysis business during 2015, partially offset by an increase in reserves for project-related disputes.

Excluding the $2.7 million restructuring charge in 2016 and $10.9 million impairment charge in 2015, operating results decreased primarily due to the decrease in gross profit, partially offset by the decrease in operating and administrative costs.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI)
Three months ended September 30, 2016 as compared to the three months ended September 30, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	September 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$10,006	77.1%	$10,106	74.8%	$(100)	(1.0)%
Royalties and Franchise Fees	2,976	22.9	3,399	25.2	(423)	(12.4)
Total revenue	12,982	100.0	13,505	100.0	(523)	(3.9)
Cost of services	6,782	52.2	6,889	51.0	(107)	(1.6)
Gross profit	6,200	47.8	6,616	49.0	(416)	(6.3)
Operating and administrative expenses	4,892	37.7	4,689	34.7	203	4.3
Restructuring and other related costs	206	1.6	—	—	206	NM
Operating profit	$1,102	8.5	$1,927	14.3	$(825)	(42.8)

NM - Not meaningful.

Revenue decreased due to a decrease in royalties and, to a lesser extent, contract staffing revenue, partially offset by an increase in franchise fees. The decrease in royalties is primarily due to fewer placements and the termination of franchises. Franchise fees increased due to an increase in the number of new franchises.

Gross profit decreased primarily due to a reduction in royalties, partially offset by the increase in franchise fees. Gross profit margin decreased primarily due to the reduction in royalties.

Operating and administrative expenses increased primarily due to an increase in legal costs and franchise-related sales costs.
Operating profit decreased due to the decrease in gross profit and, to a lesser extent, increase in operating and administrative expenses and restructuring charges.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

Management Recruiters International (MRI) - Continued
Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Nine Months Ended
	September 30,
	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$28,985	76.0%	$30,052	75.1%	$(1,067)	(3.6)%
Royalties and Franchise Fees	9,156	24.0	9,956	24.9	(800)	(8.0)
Total revenue	38,141	100.0	40,008	100.0	(1,867)	(4.7)
Cost of services	19,561	51.3	20,351	50.9	(790)	(3.9)
Gross profit	18,580	48.7	19,657	49.1	(1,077)	(5.5)
Operating and administrative expenses	15,608	40.9	14,700	36.7	908	6.2
Restructuring and other related costs	$206	0.5	$—	—	$206	NM
Operating profit	$2,766	7.3	$4,957	12.4	$(2,191)	(44.2)

NM - Not meaningful.

Revenue decreased due to the decrease in royalties and contract staffing revenue, partially offset by an increase in franchise fees. Contract staffing revenue decreased primarily due to the completion of contracts and reduction in billable staffing headcount. Royalties decreased primarily due to the departure of domestic and international franchises and fewer placements.

Gross profit decreased primarily due to a reduction in royalties and contract staffing revenue, partially offset by an increase in franchise fees as gross profit margin remained relatively flat.

Operating and administrative expenses increased primarily due to personnel-related investments in business leadership and professional development, partially offset by decreased costs associated with lower business volumes.
Operating profit decreased due to the decrease in gross profit and increases in operating and administrative expenses and restructuring charges.

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

On October 30, 2015, the Company and several of its subsidiaries (collectively, the “Borrowers”) entered into a secured lending facility (the “Credit Agreement”) with Bank of America, N.A. and other lenders. The Credit Agreement established a $150.0 million revolving line of credit facility which also includes an option to expand the facility by up to $75.0 million subject to agreement by the lenders, with a five-year term ending on October 30, 2020. In connection with the sale of Anders, the Company executed an amendment to the Credit Agreement to release all liens and security interests on the UK collateral and allocate the available UK borrowings to the U.S. Borrowers. Borrowings under the Credit Agreement may be used by the Borrowers for general business purposes including capital expenditures and permitted acquisitions and investments. See Note 8—Credit Facility, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report for more information relating to the Credit Agreement.

As of September 30, 2016, the Company had total outstanding borrowings of $15.0 million and letters of credit outstanding of $3.3 million under the Credit Agreement. As of September 30, 2016, the Company had cash and cash equivalents of $10.2 million and $110.4 million is available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2016.

As of September 30, 2016, approximately 84% of the Company's cash and cash equivalents were held by certain non-U.S. subsidiaries, principally by Canadian entities and denominated in Canadian dollars. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.

Cash and cash equivalents decreased from $16.9 million on December 31, 2015 to $10.2 million on September 30, 2016.

On January 25, 2016, the Company announced that its Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the Stock Repurchase Program, CDI is authorized to repurchase up to $20 million of its common stock from time to time and at prices considered appropriate by the Company. Repurchases have been and may be made via privately negotiated transactions, open market purchases, block trades or by other means at management's discretion in compliance with applicable securities laws. The timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. The Company is not required to repurchase any specific number of shares and the Stock Repurchase Program may be modified, suspended or discontinued at any time without prior notice. Through September 30, 2016, the Company repurchased 1,190,356 shares for $7.3 million in cash under the Stock Repurchase Program. As of September 30, 2016, approximately $12.7 million remained authorized for repurchase of shares. During the month of October 2016, the Company did not repurchase any shares under the Stock Repurchase Program.

The following table summarizes the net cash flows, by category, from the Company's consolidated statements of cash flows for the indicated periods:

	Nine Months Ended
	September 30,
	2016	2015	Change

Operating Activities	$6,495	$2,426	$4,069
Investing Activities	(3,131)	(4,902)	1,771
Financing Activities	(10,330)	(6,137)	(4,193)

Operating Activities
For the first nine months of 2016, net cash provided by operating activities was $6.5 million, an increase in net cash provided by operating activities of $4.1 million as compared to 2015. The increase in net cash provided by operations is primarily due to decreased working capital requirements partially offset by lower net income and non-cash items. Working capital requirements on a comparative basis were impacted by the timing of receipts and payments that include a generation of cash from accounts

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share amounts, unless otherwise indicated)

receivable and accounts payable and the receipt of a federal tax refund in 2016, partially offset by payroll-related requirements due to the timing of pay cycles.
Investing Activities
For the first nine months of 2016, the Company used $3.1 million net cash in investing activities, which is a $1.8 million decrease from the comparable period in 2015. The decrease in the use of cash is due the net proceeds of $5.7 million related to the sale of the Company's UK-based staffing and recruitment business, partially offset by the payment of a working capital adjustment of $2.1 million related to the EdgeRock Technologies, LLC acquisition and, to a lesser extent, the 2015 receipt of $1.2 million in proceeds from the sale of a non-operating corporate asset.

Financing Activities
For the first nine months of 2016, net cash used in financing activities was $10.3 million compared to net cash used in financing activities of $6.1 million during the comparable period in 2015. The increase in cash used in financing activities is primarily due to the stock repurchased under the Stock Repurchase Program and the net repayments under the Company's credit facility, and is partially offset by the elimination of the Company's dividend.

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

Foreign Currency Risk
The Company's exposure to foreign currency exchange rate risk relates primarily to its operations denominated in Canadian dollars. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as the Company's investment in the net assets related to these operations. The sale of Anders, the Company's UK-based staffing and recruitment business, on September 16, 2106, significantly reduced the Company's exposure to foreign currency exchange rate risk with respect to transactions denominated in British pounds sterling.

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of September 30, 2016 was not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. As of September 30, 2016, the Company had total outstanding borrowings of $15.0 million with interest payable at rates during the period of 1.77% per annum.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures
The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date to provide reasonable assurance that information reported in this Form 10-Q Report is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting during the Company's third quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

A total of 1,190,356 shares of CDI Corp. common stock were repurchased by the Company at an average price of $6.09 during the nine months ended September 30, 2016, and there remained an outstanding authorization to repurchase approximately $12.7 million of outstanding stock as represented in the table below:

CDI Corp. Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 through January 31, 2016	—	$—	—	$20,000,000
February 1 through February 29, 2016	—	—	—	20,000,000
March 1 through March 31, 2016	290,888	5.71	290,888	18,338,782
Total for January 1 through March 31, 2016	290,888	$5.71	290,888	$18,338,782
April 1 through April 30, 2016	170,167	$6.29	170,167	$17,267,872
May 1 through May 31, 2016	177,401	6.06	177,401	16,193,458
June 1 through June 30, 2016	290,940	6.19	290,940	14,391,835
Total for April 1 through June 30, 2016	638,508	$6.18	638,508	$14,391,835
July 1 through July 31, 2016	260,960	$6.31	260,960	$12,745,756
August 1 through August 31, 2016	—	—	—	12,745,756
September 1 through September 30, 2016	—	—	—	12,745,756
Total for July 1 through September 30, 2016	260,960	$6.31	260,960	$12,745,756
Total for January 1 through September 30, 2016	1,190,356	$6.09	1,190,356	$12,745,756

Through October 31, 2016, the Company repurchased a total of 1,190,356 shares for $7.3 million in cash under the Stock Repurchase Program.

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

CDI Corp.
Date:	November 3, 2016	By:	/s/ Michael S. Castleman
Michael S. Castleman
President, Interim Chief Executive Officer and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Amendment No. 2 to Credit Agreement, Waiver and Consent dated September 16, 2016 among CDI Corp. and several of its subsidiaries and Bank of America, N.A. and the other lenders under the Credit Agreement.

10.2	Change to director compensation.
31.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Regulation S-T, these interactive data files are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.