Form 10-K
period 2016-12-31
CDI CORP
filed 2017-03-08
CIK 18396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
or

☐	Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
for the Transition Period from                       to                      .

Commission file number: 001-05519

CDI Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania (State of incorporation)	Securities registered pursuant to Section 12(b) of the Act:

1735 Market Street, Suite 200, Philadelphia, PA 19103 (Address of principal executive offices)	Common stock, $0.10 par value (Title of each class)

23-2394430 (I.R.S. Employer Identification Number)	New York Stock Exchange (Name of exchange on which registered)
(215) 569-2200 (Registrant's telephone number, including area code)	Securities registered pursuant to Section 12(g) of the Act: None

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
Large accelerated filer     ☐                    Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ YES ☒ NO
As of June 30, 2016, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $84.3 million computed by reference to the reported price at which the common equity was last sold on the New York Stock Exchange on June 30, 2016, which was the last business day of the registrant's most recently completed second fiscal quarter.
The number of shares outstanding of each of the registrant's classes of common stock as of February 27, 2017 was as follows:

Common stock, $0.10 par value Class B common stock, $0.10 par value	18,673,246 Shares None

Documents Incorporated By Reference
Portions of the registrant's definitive proxy statement for its 2017 annual meeting of shareholders (to be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year end of December 31, 2016) are incorporated by reference into Part III of this Form 10-K.

CDI CORP.

Caution Concerning Forward–Looking Statements
This annual report on Form 10-K (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we and our representatives may make statements that are forward-looking. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness or volatility in general economic conditions and levels of capital spending by clients in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our clients' projects or the inability of our customers to pay our fees; the termination of one or more major client contracts or projects; the uncertain timing and funding of new contract awards and renewals; a high concentration of our business with a few large clients; the failure to achieve the anticipated benefits of acquisitions, and difficulties in integrating acquired businesses with CDI; the inability to obtain favorable price and other terms for any acquisition and divestitures we may do; delays or reductions in government spending; credit risks associated with our clients; competitive market pressures; foreign currency fluctuations; restrictions on the availability of funds and on our activities under our asset-based, secured credit facility; the availability, retention and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our professional employees and our temporary employees; our performance on customer contracts; negative outcome of pending and future claims and litigation; improper disclosure or loss of sensitive or confidential company, customer, government, employee or candidate information, including personal data; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about these and other risks and uncertainties may be found in our filings with the United States Securities and Exchange Commission (SEC), particularly in the “Risk Factors” section in Part I, Item 1A of this Form 10-K Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context otherwise requires, all references herein to “CDI,” the “Registrant,” the “Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART I.

Item 1.    Business

General
CDI Corp. and its subsidiaries (NYSE:CDI) seek to create extraordinary outcomes with its clients by delivering solutions based on skilled technical and professional talent. CDI’s business is comprised of four segments: Enterprise Talent, Specialty Talent and Technology Solutions, Engineering Solutions and Management Recruiters International (MRI). The Company provides to clients engineering and information technology solutions encompassing managed, project and talent services. CDI's clients are in multiple industries, including energy, chemicals, infrastructure, aerospace, industrial equipment, technology, and also include municipal and state governments, and the United States (U.S.) Department of Defense. CDI has offices and delivery centers in the U.S. and Canada. In addition, CDI provides recruiting and staffing services through its global MRINetwork® of franchisees.
On September 16, 2016, the Company completed the sale of CDI AndersElite Limited (Anders), the Company's UK-based staffing and recruitment business in the Enterprise Talent reporting segment, to AndersElite Holdings Ltd., an entity controlled by certain members of Anders' management. See Note—4 Acquisition and Dispositions, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K Report.
On September 16, 2016, the Company announced that Scott Freidheim, President and Chief Executive Officer (CEO), resigned from the Company effective September 15, 2016. Michael Castleman, CDI’s Chief Financial Officer (CFO), was elected as President of the Company and agreed to serve as interim CEO, in addition to continuing to serve as CDI’s CFO.

Services
The Company provides to clients engineering and information technology solutions encompassing managed, project and talent services through the Company's reporting segments as follows:

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

•
Specialty Talent and Technology Solutions - Specialty Talent and Technology Solutions provides clients with specialized technology talent and solutions through a multi-faceted delivery model that spans staff augmentation and placement services, project execution and management services, and outsourced managed services. Specialty Talent, currently comprised entirely of EdgeRock Technologies, LLC (EdgeRock), provides staff augmentation services focused on specialized information technology skillsets, including enterprise resource planning, business intelligence, analytics, infrastructure and application management and development. Technology Solutions provides a range of information technology professional services in a consult, integrate and operate model. These services include IT strategy and consulting, assessments, execution of IT infrastructure and IT engineering solutions, business application solutions, digital marketing services, service management, quality assurance and testing, and program management.

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

◦
EC&I serves producers and operators of energy, chemicals, industrial, education and civil infrastructures with a full range of engineering solutions. Specific services include up-front planning, engineering design, industrial and commercial architecture, design/build, transportation and civil engineering, site services, procurement, construction management, start up and commissioning.

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

•
Management Recruiters International (MRI) - MRI is a global franchisor that does business as MRINetwork® and provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their clients. The MRI franchisees provide permanent placement services primarily under the brand names MRINetwork®, Management Recruiters® and Sales Consultants®. MRI also provides training and support, implementation and back-office services to enable franchisees to pursue contract staffing opportunities.

Business Strategy
The Company’s mission is to create extraordinary outcomes with its clients by delivering solutions based on skilled technical and professional talent. The key elements of the Company’s strategy are as follows:

•
To focus on specialized information technology and engineering skills that meet the rapidly evolving needs of existing and new customers, thereby improving both the growth and margin profile of the Company;

•	To leverage industry and solution domain expertise that provide unique competitive differentiation and market access for the Company;

•	To deploy specialized talent and domain expertise via a multi-faceted delivery model encompassing managed project and staffing solutions;

•	To improve operational efficiency through the continued introduction of common processes, tools and systems; and

•	To utilize active portfolio management to optimize the composition of the Company’s business portfolio in support of the Company’s strategy, including acquisitions and divestitures.

During the latter part of 2016, in order to accelerate implementation of its strategy, the Company developed five enterprise-wide programs targeted at increasing sales and operational effectiveness. These programs include:

•	Increase client and vertical industry penetration through corporate strategic and key account management;

•	Extend multiple engineering and technology service lines to civilian and defense agencies in the federal government;

•
Integrate the Company's Specialty Talent and Technology Solutions units under the EdgeRock brand and pursue a coordinated go-to-market strategy around high-value IT applications, infrastructure and service management;

•	Create a single talent acquisition Center of Excellence serving all CDI operations as an engine for service and client growth; and

•	Unify operating platforms and support organizations to reduce cost and complexity while improving effectiveness throughout the enterprise.

Geographical Information
See Note 14—Reporting Segments, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K Report for disclosures related to geographical information.

Other Information
The Company was incorporated in Pennsylvania on July 30, 1985. It is the successor registrant to CDI Corporation, which was incorporated in Pennsylvania on September 16, 1950.

Customers/Markets
The Company's customers consist primarily of: multi-national, national and regional companies; and U.S. Federal, state and local governments. The Company provides its services to customers in a variety of industries, including energy, chemicals, infrastructure, aerospace, industrial equipment, technology, as well as municipal and state governments, and the U.S. Department of Defense. Revenue from the Company's largest customer, International Business Machines Corporation (IBM), accounted for approximately 14% of total CDI consolidated revenue in 2016.

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

The Company's primary competitors include: Jacobs Engineering Group Inc.; AECOM Technology Corporation; Gibbs and Cox, Inc.; Chicago Bridge & Iron Company N.V.; Belcan, LLC; Hargrove and Associates, Inc.; Tulsa Inspection Resources, LLC; Collabera, Inc.; CIBER, Inc.; Computer Task Group, Inc.; Unisys Corporation; ManpowerGroup, Inc.; Allegis Group; Adecco S.A.; Robert Half International, Inc.; Heidrick & Struggles International, Inc.; Korn/Ferry International; Kforce, Inc.; On Assignment, Inc. and Sanford Rose Associates International, Inc.

Safeguards-Business, Disaster and Contingency Planning
CDI has a number of safeguards that seek to protect the Company from various system-related risks. Given the significant amount of data generated in the Company's key processes, including customer-related projects, recruiting, payroll, and customer invoicing, CDI has implemented redundant system processing capabilities designed to limit risk related to hardware failure. CDI's systems are hosted at a secure Tier III+ rated third-party data center facility. Additionally, CDI utilizes a secondary backup facility to store critical data off-site in the event of a catastrophic issue at the primary location. CDI maintains and regularly tests its Information Technology Disaster Recovery Plan for its core systems and associated data.

Employees
As of December 31, 2016, CDI had approximately 700 staff employees. In addition, CDI had approximately 5,600 employees and other workers engaged as billable personnel. The number of billable employees and other workers varies in relation to the number of projects and assignments in progress at any particular time.

Access to Company Information
CDI maintains a website at www.cdicorp.com and makes available free of charge on that website (under “Investor Relations”) the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after CDI electronically files these materials with, or furnishes them to, the Securities and Exchange Commission. Also available on CDI's website are the Company's Corporate Governance Principles, Code of Conduct and the charters for the Audit Committee, Compensation Committee, Finance Committee, Executive Committee and Governance and Nominating Committee. The information contained on CDI's website, or on other websites linked to CDI's website, is not part of, or incorporated in, this Form 10-K Report.

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

CDI's business is dependent on capital spending by customers in the industries we serve, and delays and cuts in capital spending could result in the loss of revenue and profitability.
Demand for a significant portion of CDI's services is highly dependent upon the level of capital spending by our customers, especially in our engineering and IT project outsourcing businesses and in certain portions of our staffing business. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on our customers' needs for project outsourcing and both temporary and permanent employees. During the most recent recession and in its aftermath, there were delays and cancellations of projects due to credit constraints and weak economic conditions experienced by some of our customers. Such delays and cancellations could adversely affect CDI's revenue and profitability.

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
Many of the industries CDI serves (such as the oil, gas and chemical industries) historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in domestic and international economic activity. Consequently, CDI's results of operations have fluctuated and may continue to fluctuate depending on the demand for services from these cyclical industries. Fluctuations in commodity prices (such as chemicals or oil and gas, which have experienced significant price volatility in the recent past) can have a significant impact on our engineering outsourcing and staffing businesses, since those prices have a direct effect on our customers' decisions to add personnel and to invest in capital projects. Significant changes in commodity prices can negatively impact the financial returns on those projects, which may result in projects being delayed or canceled, which in turn could have a material adverse impact on our operating results. CDI's significant concentration of customers in the energy sector can result in significant volatility in our financial condition and operating results.

A substantial portion of CDI's revenue is derived from a few major customers, and the loss of one or more major customers could have a material adverse effect on our financial results.
Currently, CDI’s revenue is concentrated from a relatively small number of major customers. The loss of one or more major customers or projects, or a significant decrease in the volume of business that we receive from such major customers or projects, could have a material adverse effect on CDI's financial condition and results of operations. Revenue from one customer, IBM, accounted for approximately 14% of total CDI consolidated revenue in 2016. Our current contract with IBM was extended in September 2016, with a new two-year term, but it is subject to termination by IBM with or without cause at any time.

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
Many U.S., state, local and foreign laws and regulations govern and impact the business, operations and employees of CDI. These laws and regulations are often complex. CDI's Code of Conduct and other policies mandate compliance with all applicable laws and regulations, and we maintain a compliance program and provide employees with training, guidelines and information about applicable laws and regulations. CDI has controls and procedures in place that are designed to detect and prevent legal violations and errors and misconduct by employees. However, these policies, programs, controls and procedures cannot provide assurance that employees or agents of CDI will not violate any laws or regulations. Government regulatory agencies can investigate CDI's compliance with laws and regulations and, if they believe there have been violations, can seek to impose significant fines and penalties (both civil and criminal) on us. In recent years, laws (such as the Dodd-Frank Act) have increased the rewards for whistleblowing and may result in more claims of violations and in more government investigations. Compliance with laws and regulations, and responding to government investigations, even when no violations have occurred, can entail significant costs and expenses. If violations are alleged or found, CDI's reputation could be materially damaged for a considerable period of time, which in turn could directly or indirectly result in a loss of business for CDI. Customers and potential customers could decide to discontinue doing business with us, to decrease the amount of business they do with us or to not award new business to us. Our senior management may be required to devote a significant amount of time to repairing the relationship with any customer that decides or threatens to discontinue or decrease its business with CDI, thereby decreasing the amount of time senior management is able to devote to other facets of our business.

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
CDI is a party to a credit agreement (the “2015 Credit Agreement”) with Bank of America, N.A. and other lenders under which we have access to a $150 million asset-based revolving line of credit facility (the “Credit Facility”) that terminates in October 2020. Borrowings under the Credit Facility are secured by liens on substantially all of our assets. The amount available for borrowing at any time is determined based on the value of our eligible accounts receivable. The amount available for borrowing under the Credit Facility could be significantly reduced if there is a reduction in our eligible accounts receivable due to weak economic conditions, poor operational performance or other factors. Any loss or material reduction in our ability to access funds under the Credit Facility could materially and negatively impact our liquidity.

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
We typically bill our customers for our services in arrears and so are subject to the risk that our customers will delay or fail to pay our invoices. Accounts receivable represent the largest asset on CDI's balance sheet. While we take steps to evaluate and manage the credit risks relating to our customers, economic downturns can adversely affect various industries and, within those industries, particular customers' ability to pay, which could reduce our ability to collect all amounts due from those customers. There may also be delays in payments from customers, which would increase the level of working capital which CDI needs to maintain and could impact our liquidity. In addition, in the staffing business, there are sometimes intermediaries between us and the customer, and therefore financial problems involving the intermediary company could pose credit risks to CDI.

In our staffing business, we could experience significant legal actions and claims that may subject us to substantial liabilities, damage our business reputation, result in the loss of customer relationships, and adversely affect our employee recruitment and retention efforts.
We employ people who work at CDI offices and, particularly in our staffing business, in the workplaces of our customers. Our ability to control the workplace environment of our customers is limited. Further, many of these individuals have access to customer information systems and confidential information. As the employer of record, we incur a risk of liability to our temporary employees for various workplace events, including claims of physical injury, discrimination, harassment, wrongful termination, and failure to protect confidential personal information. Other risks include possible claims of errors and omissions; intentional or criminal misconduct; release, misuse or misappropriation of customer intellectual property; employment of undocumented workers; and other claims. These types of actions could involve large claims and significant defense costs. In many cases, we are required to indemnify customers against some or all of these risks. The failure of our employees to observe our policies and guidelines intended to reduce these risks could result in negative publicity, payment of monetary damages or fines, criminal investigations and/or charges, injunctive relief, or other material adverse effects on our business. Claims raised by customers stemming from the improper actions of our employees, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by customers could damage our business reputation and result in the discontinuation of customer relationships. Any associated negative publicity could adversely affect our ability to attract and retain qualified employees in the future.

CDI has significant payroll-related costs, such as workers' compensation, unemployment taxes and medical benefits, which are subject to increases caused by government regulation and other factors, and such increases could adversely affect our financial results.
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

Our financial results will be adversely impacted if we are unable to maintain our utilization rates and control our costs.
As a services business, it is our skilled personnel that generate our revenues and our largest expenses are wages, salaries and other payroll-related expenses. However, balancing our workforce levels against the demands for our services can be difficult, particularly in our engineering and IT solutions business. Delays or cutbacks in projects or delays in finding new projects could increase the non-productive time of our personnel, which would decrease our utilization levels and our profit margins. We generally cannot reduce our labor costs as quickly as declines in revenue may occur. As a result, some of our operations may retain underutilized employees for longer periods. To achieve our desired level of profitability, we must maintain our utilization at an appropriate rate. If we are unable to achieve and maintain our target utilization rates, our financial results could be adversely impacted. Further, if labor costs increase, this could put upward pressure on our costs and adversely affect our profitability if we are unable to recover these increased costs by increasing the prices for our services.

Our costs, particularly in our staffing business, could increase as a result of health care reform laws.
The 2010 Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, the “Health Care Acts”) represented comprehensive U.S. health care reform legislation that, in addition to other provisions, subjects large employers like CDI to potential penalties unless we offer our employees health care coverage that meets certain affordability, value and coverage standards. To comply with the employer mandate provision of the Health Care Acts, we offer health care coverage to all of our temporary and permanent employees who are eligible for coverage under the Health Care Acts. Designating employees as eligible is complex and is subject to challenge by employees and the Internal Revenue Service. While we believe we have properly identified eligible employees, a later determination that we failed to offer the required health coverage to eligible employees could result in penalties that may materially harm our business. We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms, and we could face additional risks arising from future changes to the Health Care Acts or changed interpretations of our obligations under the Health Care Acts. There can be no assurance that we will be able to raise the rates we charge to our customers to recover all related costs or that they will be recovered in the period in which the costs are incurred, and the net impact on our results of operations could be significant.

Changes to the Health Care Acts appear likely, through both Congressional action and executive action by the President of the United States. However, the exact nature of the changes is now yet known, which creates uncertainty regarding their impact on CDI and its business.

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
The efficient operation of CDI's business is dependent on information technology systems and networks, some of which are cloud-based or managed by third parties. Information systems are inherently vulnerable to security breaches by computer hackers and cyber terrorists. Our defense and energy businesses may make CDI a target for cyberattacks. Cybersecurity attacks are evolving and include malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. We have devoted and will continue to devote significant resources to the security of our information systems. We rely on industry-accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not always be adequate to properly prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could materially and adversely affect our business and results of operations. We maintain insurance to cover certain of these cybersecurity risks, but that insurance is subject to limits and self-insured retentions.

Our reputation could be harmed and we could incur significant liabilities if there was improper disclosure of employee or customer data or other sensitive information.
CDI's business involves the use, storage and transmission of large amounts of information about our employees, candidates, customers and franchisees, a portion of which is confidential and/or personally sensitive. In our IT project outsourcing business, we sometimes handle or impact protected health information of employees or patients of our customers or their clients. The protection of all such information, as well as CDI data, is critical to us. We have established policies, procedures and technology to help protect the security and privacy of this information. However, the regulatory environment surrounding information security and personal data privacy is increasingly demanding, with the frequent enactment of new and changing requirements. Privacy breaches may require notification and other remedies which can be costly and which may have other serious adverse consequences for our business, including regulatory penalties and fines and oversight by state or federal regulatory agencies.

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

It is possible that CDI's security controls over personal and customer data and other practices that we follow may not prevent the improper access to or disclosure of personally identifiable information, protected health information and customer confidential information. Any such disclosure could harm CDI's reputation, cause us to lose customers or candidates, and subject us to liability under our contracts and laws that protect personal, health and customer data, resulting in increased costs or loss of revenue.

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
CDI depends upon its ability to attract qualified personnel who possess the skills and experience required by its customers and to successfully bid for new customer projects. Our employees and independent contractors who provide services to our customers can terminate their employment or service arrangements with CDI on short or no notice. CDI must continually evaluate its access to available qualified personnel to keep pace with changing customer needs and emerging technologies. Competition for individuals with proven professional or technical skills always exists, and the demand for such individuals (particularly in certain engineering and IT disciplines and geographic areas) is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to CDI in sufficient numbers and on terms of employment acceptable to CDI.

Our operations also depend on the continued efforts of our executives and senior management. The loss of key members of CDI's management team may cause a significant disruption to our business. CDI also depends on the performance and productivity of its local managers and sales and recruiting personnel. The loss of key managers and field personnel may also jeopardize existing customer relationships, which could cause revenue to decline.

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
From time to time, various types of legal claims arise in connection with the ordinary conduct of our business. CDI's customers may make claims based on our alleged failure to perform in accordance with contract requirements. Since our project business often involves responsibility to produce specified deliverables, these types of claims may arise more frequently in those business operations. In addition, employees of CDI may make a variety of claims including workplace injury claims and employment-related claims such as discrimination, harassment, and wage and hour claims. Since CDI's staffing business involves employing a large number of individuals on a temporary basis and placing them in customer workplaces where we have limited ability to control the workplace environment, these types of claims may arise more frequently in those business operations. Customers in the staffing business may also allege claims based on the conduct of staffing employees assigned to the customer's worksite. In addition, CDI is subject to possible government claims or fines for violations of various laws. Any of these claims, if successful, could have a material adverse effect on our business.

A charge for impairment of goodwill or other intangible assets could have a material adverse effect on our reported results of operations.
We are required to test the goodwill and other indefinite-lived intangible assets carried on our consolidated balance sheets for possible impairment on an annual basis based upon a fair value approach. As of December 31, 2016, CDI had $61.4 million of goodwill and other intangible assets, representing 21.2% of our total assets of $289.3 million.

CDI has chosen to perform its annual goodwill and other indefinite-lived intangible assets impairment testing by reporting unit as of July 1 of each fiscal year. We are also required to test for impairment between annual tests if events occur or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit was below its carrying value. Examples of events or circumstances include, but are not limited to: adverse changes in business climate, regulatory environment or legal factors; unanticipated competition; loss of key personnel; and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. Other factors that could impact an impairment include, but are not limited to, significant underperformance relative to projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. If the fair value of CDI's reporting units were less than their book value, we could be required to record a non-cash impairment charge. The amount of any impairment could be significant and could have a material adverse effect on our financial results for the period in which the charge is taken. CDI recorded impairment charges in 2015 and 2014 in the amounts of $21.5 million and $14.7 million, respectively.

Our financial results could be harmed by foreign currency fluctuations, weak foreign economies or unfavorable foreign political developments in connection with CDI's international operations.
CDI's operations outside the United States (principally in Canada) are material to our business, and our reported financial condition and results of operations are exposed to the effects (both positive and negative) of fluctuating exchange rates. CDI's exposure to foreign currency fluctuations currently relates primarily to operations denominated in Canadian dollars. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as our investment in the net assets related to these operations. CDI has at times in the past (including in 2016) engaged, and may in the future engage, in hedging activities with respect to certain of its foreign operations.

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
The U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials and others for the purpose of obtaining or retaining business. CDI's internal policies mandate compliance with these anti-corruption laws. From time to time, we may operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, there can be no assurance that our internal control policies and procedures will protect us from reckless or criminal acts committed by our employees or agents in violation of our policies. Expansion of our business outside the U.S. (including in developing countries) could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

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
Increasing concerns about climate change may result in additional regulation affecting our customers and our projects, particularly those involved in the exploration, production, transportation or refining of fossil fuels. Those new regulations could increase the cost of projects for our customers and, in some cases, prevent a project from moving forward, thereby potentially reducing the need for our services, which could in turn have a material adverse impact on our results of operation.

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

Also as part of its strategy, CDI may undertake divestitures as well as acquisitions. Any divestitures will be accompanied by risks commonly encountered in the sale of businesses, which may include the following: disrupting our ongoing businesses; reducing our revenue; not obtaining full value for the divested business; losing key personnel; distracting management focus from our existing businesses; indemnification claims against CDI for breaches of representations, warranties and covenants in sale agreements; retaining unforeseen liabilities for the divested business if a buyer fails to honor all of its commitments; damaging relationships with employees and customers as a result of transferring a business to new owners; and the failure to close a sale transaction due to conditions, such as financing or regulatory approvals, not being satisfied.

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
CDI sometimes enters into fixed-price contracts with customers, primarily for engineering project services. Revenue recognized under fixed-price contracts accounted for less than 3% of 2016 consolidated revenue. Under these fixed-price contracts, prices are established based on cost and scheduling estimates, which in turn are based in part on an evaluation of the scope of work and assumptions about the prices and availability of skilled personnel, equipment and materials. If our price estimates for a particular project prove to be inaccurate, if there are errors or ambiguities as to contract specifications, or if there are unanticipated technical problems, then cost overruns may occur, and we could experience reduced profits or a loss for that project. Cost overruns may also be caused by changes in the scope of the project after the contract has been entered into or by a failure of the parties to adequately define and agree upon the entire scope of the project at inception. In those cases, there may be disputes between the parties over who should pay for the cost overruns. We will attempt to negotiate change orders to recover the additional costs, but there can be no assurance that we will be successful in these negotiations with our customers. In general, fixed-price contracts can offer greater profit potential but also entail more inherent risk both in terms of possible financial losses and the potential for significant disputes with customers than contracts containing pricing on a time-and-materials basis.

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

If CDI fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results or prevent fraud. As a result, investors could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.
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

We perform certain projects through joint ventures, teaming agreements or other business arrangements, which may expose CDI to additional risks and uncertainties.
As is common in the project engineering industry, CDI executes certain projects jointly with other contractors through joint ventures or other teaming arrangements. These arrangements expose CDI to a number of risks, including the risk that our partners may not be able to fulfill their performance obligations under the joint venture or teaming agreements and related customer contracts. There is also a risk that our joint venture partners may be incapable of providing the required financial support to the joint ventures. Another risk is that improper, illegal or unethical actions by our joint venture partners would have a negative impact on the reputation of the joint venture and CDI. Disputes can also arise not only between CDI and its joint venture partners, but also between the joint ventures and customers. To the extent any of these risks or disputes occur, our operating results could be harmed.

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

Our business could be negatively affected by actions of activist shareholders.
On September 28, 2016, a group including BLR Partners LP (the “BLR Group”) filed a Schedule 13D with the SEC, reporting an approximately 6% ownership of CDI’s outstanding shares of common stock. Subsequent amendments to the Schedule 13D indicate that the share ownership by the BLR Group has increased to 8.1% and that the BLR Group has delivered letters to the Company nominating six individuals for election to the Board of Directors of CDI at the 2017 shareholders’ meeting. Unless the BLR Group later withdraws its nominations, a proxy contest may occur and that would require us to incur legal fees and proxy solicitation expenses in addition to those normally expended for a solicitation in connection with our annual shareholders’ meeting. A proxy contest could become a significant distraction for our management and employees, which may adversely impact our ability to conduct our business optimally and pursue our strategic objectives. It could create uncertainty and impair our ability to retain key employees and to hire new talent or cause our customers, suppliers and other business partners to terminate, or not to renew or enter into, arrangements with us. The actions of activist shareholders could create similar uncertainty among investors and potential investors as to our future direction and adversely affect the market price and volatility of our common stock without regard to CDI’s operational or financial performance.

Anti-takeover provisions in the Company’s organizational documents and under Pennsylvania law could discourage a takeover of CDI and depress our share price.
CDI’s Articles of Incorporation and By-Laws contain, and Pennsylvania law contains, provisions that may have the effect of discouraging or delaying the acquisition of control over the Company by means of a hostile tender offer, exchange offer, proxy contest or similar transaction. For example, CDI’s Articles of Incorporation require supermajority approval for certain business combinations with interested shareholders, and our By-Laws, which are subject to amendment by the Board of Directors, require advance notice for shareholder proposals and nominations at a shareholders’ meeting. In addition, Pennsylvania law permits directors to consider a broad range of factors when evaluating whether a possible takeover attempt is in the best interest of the corporation, including but not limited to shareholders’ interests. These various provisions apply even to takeover offers that some shareholders may deem to be beneficial, and can impede attempts to remove or replace incumbent directors even if their removal would be regarded by some shareholders or potential investors as desirable.

A significant portion of CDI's common stock is owned by related parties, and they could vote their shares in a way that is adverse to the interests of other shareholders.
Certain of CDI's directors, and trusts for which some of our directors serve as trustee, own a substantial portion of CDI's outstanding common stock. By virtue of this stock ownership, such shareholders have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to shareholders for approval, including the election of directors and the amendment of our Articles of Incorporation or By-Laws. Such shareholders could exercise influence over CDI in a manner adverse to the interests of our other shareholders.

Our stock price may be subject to significant volatility and could suffer a decline in value.
The market price of our common stock may be subject to significant volatility. It has in the past, and may in the future, suffer substantial declines. We believe that many factors, including several which are beyond our control, have a significant effect on the market price of our common stock. These include actual or anticipated variations in our quarterly financial results, changes in financial estimates by securities analysts, announcements regarding acquisitions or divestitures, changes in industry trends or conditions, and changes in general economic conditions and the financial markets.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties

The Company maintains major facilities in the following locations, all of which are leased:

Segment	Location	Description

Corporate / MRI	Philadelphia, Pennsylvania	Headquarters office/MRI offices
Engineering Solutions	Ebensburg, Pennsylvania	Engineering center
Engineering Solutions	Baton Rouge, Louisiana	Engineering center
Engineering Solutions	Cincinnati, Ohio	Engineering center
Engineering Solutions	Houston, Texas	Engineering center
Corporate / Specialty Talent and Technology Solutions	Cross Lanes, West Virginia	Shared services center and technology solutions service operations
Engineering Solutions	Norfolk, Virginia	Engineering center
Specialty Talent and Technology Solutions	Boston, Massachusetts	Staffing center
Specialty Talent and Technology Solutions / Engineering Solutions	Phoenix, Arizona	Engineering center, staffing center and technology solutions service operations

Additionally, each reporting segment maintains numerous other active facilities and locations under operating lease agreements. Most of the leased space is devoted to engineering design, recruiting, administrative and back-office functions, sales and marketing. Most of these facilities are leased for terms ranging from three to fourteen years. The Company believes that its facilities are adequate to meet its current and near-term needs.

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

	High	Low	Cash Dividends

2016
Fourth quarter	$8.40	$4.90	$—
Third quarter	7.03	4.84	—
Second quarter	7.82	5.39	—
First quarter	6.79	4.31	—

2015
Fourth quarter	9.39	6.46	0.13
Third quarter	13.25	8.36	0.13
Second quarter	14.71	11.93	0.13
First quarter	19.24	13.16	0.13

Dividends
The Company paid quarterly cash dividends during 2015. On January 25, 2016, the Company announced that its Board of Directors approved the elimination of the quarterly dividend. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s earnings, cash flows, financial condition and capital requirements. The Company's 2015 Credit Agreement with Bank of America, N.A. and other lenders limits the Company with respect to, among other things, making dividend payments that immediately after giving effect thereto, cause or continue to cause an event of default, as that term is defined in the 2015 Credit Agreement. In addition, the 2015 Credit Agreement restricts the Company from making dividend payments above certain amounts unless, after giving effect to the dividend, the Company maintains certain levels of availability under its credit facility and, depending on the level of availability, its consolidated fixed charge coverage ratio is equal to or greater than 1:1 for the trailing four fiscal quarters. See Note 7—Credit Facilities, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K Report for a further description of the restrictions under the 2015 Credit Agreement.

Shareholders
As of February 27, 2017, there were 320 shareholders of record of the Company’s common stock. A single record shareholder account may however represent multiple beneficial owners, including holders of shares in street name accounts. Including those multiple beneficial owners, the Company estimates that the total number of shareholders of the Company’s common stock on February 27, 2017 was approximately 5,000.

See Part III, Item 12 and Note 8—Share-Based Compensation, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K Report, for information relating to securities authorized for issuance under the Company’s equity compensation plans.

Comparative Stock Performance
The following graph sets forth the cumulative total shareholder return (assuming an investment of $100 on December 31, 2011 and the reinvestment of any dividends) for the last five fiscal years on: CDI stock, the Standard & Poor's (S&P) 500 Index, CDI's old peer group and CDI's new peer group.

CDI's old peer group (Old Peer Group) is comprised of the following companies: AECOM Technology Corp.; Chicago Bridge & Iron Company N.V.; CIBER, Inc.; Computer Task Group, Inc.; Heidrick & Struggles International, Inc.; Jacobs Engineering Group, Inc.; Kforce, Inc.; Korn/Ferry International; ManpowerGroup, Inc.; and Robert Half International, Inc.

CDI's new peer group (New Peer Group) is comprised of the following companies: AECOM Technology Corp.; Chicago Bridge & Iron Company N.V.; CIBER, Inc.; Computer Task Group, Inc.; Heidrick & Struggles International, Inc.; Jacobs Engineering Group, Inc.; Kforce, Inc.; Korn/Ferry International; ManpowerGroup, Inc.; On Assignment, Inc.; Robert Half International, Inc. and Unisys Corporation. The Company believes this peer group is more reflective of the broad group of publicly traded companies from markets in which the Company currently competes and therefore provides a more meaningful comparison of stock performance.

	December 31,
	2011	2012	2013	2014	2015	2016

CDI Corp.	$100.00	$128.86	$143.08	$141.30	$57.64	$63.09
S&P 500 Index - Total Return	100.00	116.00	153.57	174.60	177.01	198.18
Old Peer Group	100.00	113.15	177.28	149.82	147.85	159.79
New Peer Group	100.00	113.45	179.84	153.12	149.94	161.68

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
None.

Purchases of Equity Securities by the Issuer
The Company did not repurchase any of the Company's common stock during the quarter ended December 31, 2016.

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

A total of 1,190,356 shares of CDI Corp. common stock were repurchased by the Company at an average price per share of $6.09 under the Stock Repurchase Program, and there remained an outstanding authorization to repurchase approximately $12.7 million of outstanding stock as of December 31, 2016.

Item 6. Selected Financial Data

The following is selected financial data derived from the Company’s audited consolidated financial statements for each of the last five years. The data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes thereto included in Part II, Item 8 of this Form 10-K Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K Report. The data presented in the table below is in thousands, except for per share data.

	Year ended December 31,
	2016	2015	2014	2013	2012

Earnings Data:
Revenue	$864,367	$985,494	$1,122,972	$1,087,859	$1,104,958
Net income (loss) attributable to CDI (1), (2), (3), (4), (5), (6)	$(31,573)	$(37,003)	$3,082	$12,884	$19,116

Earnings (loss) per common share:
Basic	$(1.66)	$(1.88)	$0.16	$0.66	$0.99
Diluted	$(1.66)	$(1.88)	$0.16	$0.65	$0.97
Weighted-average shares outstanding - Basic	19,031	19,676	19,577	19,442	19,344
Weighted-average shares outstanding - Diluted	19,031	19,676	19,790	19,739	19,745

Cash dividends paid per common share (7)	$—	$0.52	$0.52	$0.39	$0.65

Balance Sheet Data:
Total assets	$289,292	$339,097	$372,220	$405,807	$400,705
Long-term obligations	$19,446	$14,071	$15,024	$17,397	$16,717
Total equity	$188,976	$221,243	$274,353	$285,174	$279,780

(1)	In 2016, the Company recorded a $11.3 million charge to operations related to the sale of Anders, the Company's UK staffing and recruitment business.

(2)	The Company recorded restructuring charges to operations in 2016, 2015, 2014 and 2013 in the amounts of $3.8 million, $4.2 million, $3.6 million and $5.7 million, respectively.

(3)
The Company recorded impairment charges to operations in 2015 and 2014 in the amounts of $21.5 million and $14.7 million, respectively, related to the impairment of goodwill, definite-lived intangibles and other assets.

(4)	In 2016 and 2015, the Company recorded a valuation allowance for deferred tax assets in the amount of $11.0 million and $15.0 million, respectively.

(5)	In 2013, the Company recorded a $3.3 million benefit to operations related to the settlement of legal claims pursued by the Company.

(6)	In 2013, the Company recorded a $1.8 million benefit to operations related to the reduction of an acquisition earnout liability.

(7)	In 2016, the Company announced that its Board of Directors approved the elimination of the Company's dividend.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Part II, Item 8 of this Form 10-K Report.

Executive Overview
Business Overview
CDI seeks to create extraordinary outcomes with its clients by delivering solutions based on skilled technical and professional talent. CDI’s business is comprised of four segments: Enterprise Talent, Specialty Talent and Technology Solutions, Engineering Solutions and Management Recruiters International (MRI). The Company provides to clients engineering and information technology solutions encompassing managed, project and talent services. CDI's clients are in multiple industries, including energy, chemicals, infrastructure, aerospace, industrial equipment, technology, as well as municipal and state governments, and the United States (U.S.) Department of Defense. CDI has offices and delivery centers in the U.S. and Canada. In addition, CDI provides recruiting and staffing services through its global MRINetwork® of franchisees.
Enterprise Talent provides staff augmentation, placement and other staffing-related services to support its clients’ access to professional engineering and technology personnel on a temporary or permanent basis. Specialty Talent and Technology Solutions provides clients with specialized technology talent, staff augmentation and solutions including project assessment execution and management services, and outsourced managed services. Engineering Solutions provides engineering and architectural design, as well as deliverable work products and services performed at a CDI facility or at a client's facility under the supervision of CDI personnel. MRI is a global franchisor that provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their clients. See Note 14—Reporting Segments, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K Report.
The Company is undertaking a strategic transformation and operational turnaround. As a result, the Company will make select investments and take other actions to improve business results and may experience volatility in financial performance. Historical trends may not be indicative of future trends.
Fiscal Year 2016 Overview
Revenue in 2016 decreased by $121.1 million or 12.3% as compared to 2015 primarily due to a decrease in Enterprise Talent and Engineering Solutions, partially offset by an increase in Specialty Talent and Technology Solutions. Gross profit decreased by $22.8 million primarily due to the decrease in volume as overall gross profit margin remained flat. The Company reported an operating loss in 2016 of $30.5 million compared to an operating loss of $28.6 million in 2015. Excluding an $11.3 million loss on the sale of CDI AndersElite Limited in 2016 and $21.5 million impairment charge in 2015, operating loss declined primarily due to the decrease in gross profit, partially offset by a decrease in Operating and administrative expenses. In 2016 and 2015, the Company recorded a valuation allowance for deferred tax assets in the amount of $11.0 million and $15.0 million, respectively. Net loss attributable to CDI was $31.6 million in 2016 as compared to net loss attributable to CDI of $37.0 million in 2015.
In September 2016, the Company approved a restructuring plan (the “2016 Restructuring Plan”) to further align its organizational structure, facilities and resource utilization with business volumes and strategic direction. During 2016, the Company recorded a charge of $3.8 million to "Restructuring and other related costs" in the consolidated statement of operations. See Note 6—Restructuring and other related costs, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K Report.
On September 16, 2016, the Company completed the sale of CDI AndersElite Limited (Anders), the Company's UK-based staffing and recruitment business in the Enterprise Talent reporting segment, to AndersElite Holdings Ltd., an entity controlled by certain members of Anders' management. The Company recorded a loss of $11.3 million to "Loss on disposition of business interests" in the consolidated statement of operations related to the disposition of Anders. See Note 4—Acquisition and Dispositions, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K Report.
On September 16, 2016, the Company announced that Scott Freidheim, President and CEO, resigned from the Company effective September 15, 2016. Michael Castleman, CDI’s CFO, was elected as President of the Company and agreed to serve as interim CEO, in addition to continuing to serve as CDI’s CFO.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Results of Operations
Fiscal Year 2016 versus 2015
Consolidated Results of Operations
The following table presents changes in revenue by segment along with selected financial information for the indicated periods:

	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Enterprise Talent	$495,955	57.4%	$595,963	60.5%	$(100,008)	(16.8)%
Specialty Talent and Technology Solutions	74,931	8.7	41,430	4.2	33,501	80.9
Engineering Solutions	243,298	28.1	294,941	29.9	(51,643)	(17.5)
MRI	50,183	5.8	53,160	5.4	(2,977)	(5.6)
Total Revenue	$864,367	100.0	$985,494	100.0	$(121,127)	(12.3)
Gross profit	$162,120	18.8	$184,901	18.8	$(22,781)	(12.3)
Operating and administrative expenses	$177,535	20.5	$187,433	19.0	$(9,898)	(5.3)
Restructuring and other related costs	$3,767	0.4	$4,217	0.4	$(450)	(10.7)
Impairment	$—	—	$21,537	2.2	$(21,537)	NM
Loss on disposition of business interests	$11,301	1.3	$310	—	$10,991	NM
Operating loss	$(30,483)	(3.5)	$(28,596)	(2.9)	$(1,887)	6.6
Net loss attributable to CDI (1)	$(31,573)	(3.7)	$(37,003)	(3.8)	$5,430	(14.7)
Cash flow provided by operations	$13,493		$14,265		$(772)	(5.4)
Effective income tax rate	(0.3)%		(30.0)%

(1)	In 2016 and 2015, the Company recorded valuation allowances for deferred tax assets in the amounts of $11.0 million and $15.0 million, respectively.
NM–Not meaningful.
Revenue decreased due to declines in Enterprise Talent, Engineering Solutions and MRI, partially offset by an increase in Specialty Talent and Technology Solutions. Enterprise Talent revenue decreased due to declines in both North America Staffing and UK Staffing, in part due to the disposition of Anders on September 16, 2016. Engineering Solutions revenue decreased due to a decline in EC&I and AIE, partially offset by an increase in Government Services. Specialty Talent and Technology Solutions revenue increased primarily due to the inclusion of EdgeRock Technologies, LLC (EdgeRock), which was acquired on October 6, 2015, and, to a lesser extent, an increase in Technology Solutions. MRI revenue decreased due to a decline in royalties and contract staffing revenue, partially offset by an increase in franchise fees.
Gross profit decreased primarily due to the decrease in revenue as overall gross profit margin remained flat. Overall gross profit margin remained flat as decreases in Enterprise Talent, Engineering Solutions and MRI gross profit margins were offset by a shift in revenue mix to higher margin Specialty Talent and Technology Solutions business, primarily as a result of the inclusion of EdgeRock.
Excluding the $11.3 million loss on disposition in 2016 and $21.5 million impairment charge in 2015, operating results decreased primarily due to the decrease in gross profit, offset partially by a reduction in operating and administrative expenses. Operating and administrative expenses decreased primarily due to the disposition of Anders on September 16, 2016, actions taken by the Company to reduce personnel-related and other costs in response to lower business volumes and reduced corporate costs, offset partially by the inclusion of EdgeRock. Corporate operating costs decreased primarily due to a reduction in costs associated with corporate development and international business development activities.
The effective income tax rate for 2016 was impacted primarily by increased valuation allowances on deferred tax assets. The effective income tax rate for 2015 was impacted by increased valuation allowances on deferred tax assets and the effect of goodwill impairment. See Note 10—Income Taxes, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K Report for further information.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Segment Results of Operations

Enterprise Talent
The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
North America Staffing	$436,653	88.0%	$490,986	82.4%	$(54,333)	(11.1)%
UK Staffing	59,302	12.0	104,977	17.6	(45,675)	(43.5)
Total revenue	495,955	100.0	595,963	100.0	(100,008)	(16.8)
Cost of services	439,593	88.6	524,035	87.9	(84,442)	(16.1)
Gross profit	56,362	11.4	71,928	12.1	(15,566)	(21.6)
Operating and administrative expenses	52,132	10.5	61,639	10.3	(9,507)	(15.4)
Restructuring and other related costs	433	0.1	1,084	0.2	(651)	(60.1)
Impairment (1)	—	—	10,653	1.8	(10,653)	NM
Loss on disposition of business interest (2)	11,301	2.3	—	—	11,301	NM
Operating loss	$(7,504)	(1.5)	$(1,448)	(0.2)	$(6,056)	NM

(1)	In 2015, the Company recorded a charge of $10.7 million related to the impairment of goodwill in Anders, the Company's UK-based staffing and recruitment business.

(2)	On September 16, 2016, the Company completed the sale of Anders and recorded a loss of $11.3 million on disposition.
NM–Not meaningful.

Revenue decreased in both the North America and UK Staffing businesses. North America Staffing revenue decreased primarily due to reduced staffing volumes at a large information technology client, reduced Canadian pipeline staffing volumes, and the negative impact of foreign currency exchange rates. UK Staffing revenue decreased primarily due to the sale of Anders, the Company's UK Staffing business, on September 16, 2016 and, to a lesser extent, reductions across the engineering and construction sectors and the negative impact of foreign currency exchange rates.

Gross profit decreased primarily due to the decrease in revenue and, to a lesser extent, a decrease in gross profit margin. Gross profit margin decreased slightly, primarily due to a shift in geographic and service mix, partly resulting from the sale of Anders, and negative pricing pressure.

Operating and administrative expenses decreased primarily due to the disposition of Anders on September 16, 2016 and actions taken by the Company to reduce personnel-related and other costs in response to lower business volumes.

Excluding the $11.3 million loss on disposition in 2016 and $10.7 million impairment charge in 2015, both related to Anders, operating results decreased primarily due to the reduction in gross profit, partially offset by the decrease in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Specialty Talent and Technology Solutions
The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Specialty Talent (1)	$42,016	56.1%	$10,242	24.7%	$31,774	NM
Technology Solutions	32,915	43.9	31,188	75.3	1,727	5.5
Total revenue	74,931	100.0	41,430	100.0	33,501	80.9
Cost of services	52,823	70.5	27,998	67.6	24,825	88.7
Gross profit	22,108	29.5	13,432	32.4	8,676	64.6
Operating and administrative expenses (1)	22,376	29.9	12,571	30.3	9,805	78.0
Restructuring and other related costs	215	0.3	130	0.3	85	65.4
Operating profit (loss)	$(483)	(0.6)	$731	1.8	$(1,214)	NM

(1)	On October 6, 2015, the Company acquired EdgeRock, which comprises the entirety of Specialty Talent.
NM–Not meaningful.

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
Operating results decreased primarily due to the increase in operating and administrative expenses partially offset by the increase in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Engineering Solutions

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Energy, Chemicals and Infrastructure (EC&I)	$130,376	53.6%	$175,232	59.4%	$(44,856)	(25.6)%
Aerospace and Industrial Equipment (AIE)	49,238	20.2	59,881	20.3	(10,643)	(17.8)
Government Services	63,684	26.2	59,828	20.3	3,856	6.4
Total revenue	243,298	100.0	294,941	100.0	(51,643)	(17.5)
Cost of services	184,088	75.7	221,550	75.1	(37,462)	(16.9)
Gross profit	59,210	24.3	73,391	24.9	(14,181)	(19.3)
Operating and administrative expenses	66,758	27.4	72,884	24.7	(6,126)	(8.4)
Restructuring and other related costs	2,690	1.1	2,153	0.7	537	24.9
Impairment (1)	—	—	10,884	3.7	(10,884)	NM
Loss on disposition of business interest (2)	—	—	310	0.1	(310)	NM
Operating loss	$(10,238)	(4.2)	$(12,840)	(4.4)	$2,602	(20.3)

(1)	In 2015, the Company recorded a charge of $10.9 million related to the impairment of goodwill and certain fixed assets within EC&I.

(2)	In 2015, the Company recorded a charge of $0.3 million related to the loss on disposition of the Company's controlling interest in a Mexico-based engineering design company.
NM–Not meaningful.

Revenue decreased in EC&I and AIE, partially offset by an increase in Government Services. The decrease in EC&I was primarily due to reduced spending for engineering services by downstream and midstream clients as a result of the impact of the decline in oil and gas prices. The decrease in AIE revenue was primarily due to reduced spending by a large commercial aviation client. The increase in Government Services was primarily due to new naval defense contracts.

Gross profit decreased primarily due to a reduction in revenue and, to a lesser extent, a slight reduction in gross profit margin. Gross profit margin decreased slightly primarily due to the wind down of the Company's data acquisition and analysis business during 2015 in AIE, a change in service mix in EC&I and the effect of an increase in pass-through materials revenue in Government Services.

Operating and administrative expenses decreased primarily due to actions taken by the Company to reduce personnel-related and other costs in response to lower business volumes and the wind down of the Company's data acquisition and analysis business during 2015, partially offset by an increase in legal fees and reserves for project-related disputes.

Excluding the $10.9 million impairment charge in 2015, operating results decreased primarily due to the decrease in gross profit, partially offset by the decrease in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Management Recruiters International (MRI)

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	2016		2015		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$38,252	76.2%	$40,044	75.3%	$(1,792)	(4.5)%
Royalties and Franchise Fees	11,931	23.8	13,116	24.7	(1,185)	(9.0)
Total revenue	50,183	100.0	53,160	100.0	(2,977)	(5.6)
Cost of services	25,743	51.3	27,010	50.8	(1,267)	(4.7)
Gross profit	24,440	48.7	26,150	49.2	(1,710)	(6.5)
Operating and administrative expenses	20,254	40.4	20,138	37.9	116	0.6
Restructuring and other related costs	206	0.4	—	—	206	NM
Operating profit	$3,980	7.9	$6,012	11.3	$(2,032)	(33.8)

NM–Not meaningful.

Revenue decreased due to a decline in royalties and contract staffing revenue, partially offset by an increase in franchise fees. Contract staffing revenue decreased primarily due to the reduction in billable staffing headcount. Royalties decreased primarily due to the departure of franchises and fewer placements.

Gross profit decreased primarily due to a reduction in royalties and contract staffing revenue, partially offset by an increase in franchise fees as gross profit margin remained relatively flat.

Operating and administrative expenses increased slightly as personnel-related investments in business leadership was predominantly offset by decreased costs associated with lower business volumes.
Operating profit decreased due to the decrease in gross profit and increases in operating and administrative expenses and restructuring charges.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Fiscal Year 2015 versus 2014
Consolidated Results of Operations
The following table presents changes in revenue by segment along with selected financial information for the indicated periods:

	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Enterprise Talent	$595,963	60.5%	$728,686	64.9%	$(132,723)	(18.2)%
Specialty Talent and Technology Solutions	41,430	4.2	32,145	2.9	9,285	28.9
Engineering Solutions	294,941	29.9	303,237	27.0	(8,296)	(2.7)
MRI	53,160	5.4	58,904	5.2	(5,744)	(9.8)
Total Revenue	$985,494	100.0	$1,122,972	100.0	$(137,478)	(12.2)
Gross profit	$184,901	18.8	$206,557	18.4	$(21,656)	(10.5)
Operating and administrative expenses	$187,433	19.0	$182,873	16.3	$4,560	2.5
Restructuring and other related costs	$4,217	0.4	$3,645	0.3	$572	15.7
Impairment	$21,537	2.2	$14,653	1.3	$6,884	47.0
Loss on disposition of business interest	$310	—	$—	—	$310	NM
Operating profit (loss)	$(28,596)	(2.9)	$5,386	0.5	$(33,982)	NM
Net income (loss) attributable to CDI (1)	$(37,003)	(3.8)	$3,082	0.3	$(40,085)	NM
Cash flow used in operations	$14,265		$14,788		$(523)	(3.5)
Effective income tax rate	(30.0)%		41.5%

(1)	In 2015, the Company recorded a valuation allowance for deferred tax assets in the amount of $15.0 million.
NM–Not meaningful.
Revenue decreased primarily due to a decrease in Enterprise Talent. Enterprise Talent revenue decreased primarily due to reduced Canadian pipeline staffing in the North America Staffing vertical, reduced staffing at a large information technology client in the North America Staffing vertical and the negative impact of exchange rates, Engineering Solutions revenue decreased primarily due to reduced spending by a large commercial aviation customer in the AIE vertical, partially offset by increased spending by existing downstream customers in the EC&I vertical. MRI revenue decreased primarily due to lower contract staffing volumes. Specialty Talent and Technology Solutions increased primarily due to the inclusion of EdgeRock from the date of acquisition on October 6, 2015.
Gross profit decreased primarily due to the decrease in revenue and, to a lesser extent, decrease in the gross profit margin in Engineering Solutions. Overall gross profit margin increased slightly as the shift in revenue mix toward higher margin Engineering Solutions business was partially offset by lower margins in Engineering Solutions. Within Engineering Solutions, gross profit margin decreased due to lower margins in the AIE and Government Services and a shift in revenue mix toward EC&I business from AIE business.
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
The effective income tax rate for 2015 was impacted by increased valuation allowances on deferred tax assets and the effect of goodwill impairment. The effective income tax rate for 2014 was impacted by increased valuation allowances on deferred tax assets, discrete items, the mix of domestic and foreign pre-tax income and certain foreign losses with no tax benefit. Effective income tax rates can be significantly impacted when pre-tax results are at a level such that these items have a disproportional impact on the effective tax rate. See Note 10—Income Taxes, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K Report for further information.
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

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Segment Results of Operations

Enterprise Talent
The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
North America Staffing	$490,986	82.4%	$614,995	84.4%	$(124,009)	(20.2)%
UK Staffing	104,977	17.6	113,691	15.6	(8,714)	(7.7)
Total revenue	595,963	100.0	728,686	100.0	(132,723)	(18.2)
Cost of services	524,035	87.9	639,948	87.8	(115,913)	(18.1)
Gross profit	71,928	12.1	88,738	12.2	(16,810)	(18.9)
Operating and administrative expenses	61,639	10.3	63,143	8.7	(1,504)	(2.4)
Restructuring and other related costs (1), (2)	1,084	0.2	1,001	0.1	83	8.3
Impairment (3)	10,653	1.8	—	—	10,653	NM
Operating profit (loss)	$(1,448)	(0.2)	$24,594	3.4	$(26,042)	(105.9)

(1)
In 2015, the Company's Enterprise Talent segment recorded an aggregate $1.1 million charge related to the 2015 Restructuring Plan announced in the third quarter of 2015 and adjustments to the 2014 Restructuring Plan.

(2)
In 2014, the Company's Enterprise Talent segment recorded a $1.0 million charge related to the 2014 Restructuring Plan announced in the fourth quarter of 2014 and adjustments to the 2013 Restructuring Plan

(3)	In 2015, the Company's Enterprise Talent segment recorded a charge of $10.7 million related to the impairment of goodwill in the Company's UK Staffing business.
NM–Not meaningful.

Revenue decreased primarily due to a decrease in North America Staffing. North America Staffing revenue decreased primarily due to reduced Canadian pipeline staffing as a result of a shift to more normalized maintenance and customer reductions in capital spending due to declines in oil prices and reduced staffing at a large information technology client. In addition, currency exchange rates negatively impacted revenues.

Gross profit decreased primarily due to the decrease in revenue as gross profit margin remained relatively flat.

Operating and administrative expenses decreased primarily due to reduced costs associated with lower business volumes offset partially by investments in additional recruiting and sales capacity in the U.S. and UK staffing businesses. Operating results during 2015 included a $10.7 million goodwill impairment charge related to the UK staffing business and a $1.1 million charge in restructuring and other related costs, compared to a $1.0 million charge in restructuring and other related costs during 2014.

Operating results decreased primarily due to the reduction in gross profit, goodwill impairment charge in 2015 and increase in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Specialty Talent and Technology Solutions
The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Specialty Talent	$10,242	24.7%	$—	—%	$10,242	NM
Technology Solutions	31,188	75.3	32,145	100.0	(957)	(3.0)
Total revenue	41,430	100.0	32,145	100.0	9,285	28.9
Cost of services	27,998	67.6	21,225	66.0	6,773	31.9
Gross profit	13,432	32.4	10,920	34.0	2,512	23.0
Operating and administrative expenses	12,571	30.3	6,715	20.9	5,856	87.2
Restructuring and other related costs	130	0.3	152	0.5	(22)	(14.5)
Operating profit	$731	1.8	$4,053	12.6	$(3,322)	(82.0)

NM–Not meaningful.

Revenue increased primarily due to the inclusion of EdgeRock, which was acquired on October 6, 2015 and comprises the entirety of Specialty Talent, offset slightly by a decrease in Technology Solutions. Technology Solutions revenue decreased primarily due to decreased spending at a large customer.

Gross profit increased primarily due to the inclusion of EdgeRock, partially offset by a reduction in gross profit margin. Gross profit margin decreased primarily due to the inclusion of EdgeRock.

Operating and administrative expenses increased primarily due to the inclusion of EdgeRock, related to both direct operating expenses, including $2.1 million of amortization of acquired intangible assets and the allocation of certain corporate expenses to EdgeRock and, to a lesser extent, personnel-related investments in business development in Technology Solutions.
Operating results decreased due to the increase in operating and administrative expenses partially offset by the increase in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Engineering Solutions

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	2015		2014		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Energy, Chemicals and Infrastructure (EC&I)	$175,232	59.4%	$169,661	55.9%	$5,571	3.3%
Aerospace and Industrial Equipment (AIE)	59,881	20.3	73,420	24.2	(13,539)	(18.4)
Government Services	59,828	20.3	60,156	19.8	(328)	(0.5)
Total revenue	294,941	100.0	303,237	100.0	(8,296)	(2.7)
Cost of services	221,550	75.1	224,053	73.9	(2,503)	(1.1)
Gross profit	73,391	24.9	79,184	26.1	(5,793)	(7.3)
Operating and administrative expenses	72,884	24.7	74,748	24.7	(1,864)	(2.5)
Restructuring and other related costs (1)	2,153	0.7	2,092	0.7	61	2.9
Impairment (2), (3)	10,884	3.7	14,653	4.8	(3,769)	(25.7)
Loss on disposition of business interest	310	0.1	—	—	310	NM
Operating loss	$(12,840)	(4.4)	$(12,309)	(4.1)	$(531)	4.3

(1)	In 2015 and 2014, the Company's Engineering Solutions segment recorded a restructuring charge of $2.2 million and $2.1 million, respectively, related to Restructuring Plans.

(2)	In 2015, the Company's Engineering Solutions segment recorded $10.9 million of charges related to the impairment of goodwill and other assets.

(3)	In 2014, the Company's Engineering Solutions segment recorded $14.7 million of charges related to the impairment of goodwill, definite-lived intangibles and other assets.
NM–Not meaningful.

Revenue decreased primarily due to the decrease in AIE, partially offset by an increase in EC&I. The decrease in AIE revenue was primarily due to reduced spending by a large commercial aviation customer. The increase in EC&I revenue was primarily due to increased spending by existing downstream customers.

Gross profit and gross profit margin decreased primarily due to decreased volume and pricing from a large commercial aviation customer in the AIE industry vertical, higher medical benefits costs and an overall shift in revenue mix toward lower margin EC&I business.

Operating and administrative expenses decreased slightly primarily due to decreased personnel and infrastructure costs, partially offset by increased costs to facilitate growth in the EC&I industry vertical. Operating results during 2015 included a $10.9 million goodwill impairment charge in the AIE industry vertical and $2.2 million in restructuring and other related costs, compared to $14.7 million of goodwill and other asset impairment charges and $2.1 million in restructuring and other related costs during 2014.

Operating loss increased slightly for 2015 as compared to 2014 primarily due to the decrease in gross profit predominately offset by decreases in impairment charges and, to a lesser extent, operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Management Recruiters International (MRI)

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

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations and borrowings under its credit facilities. The Company's principal uses of cash are operating expenses, capital expenditures, working capital requirements and debt service. Management expects that the Company's current cash balances, cash generated from operations and available borrowing capacity will be sufficient to support the Company's working capital requirements and capital expenditures for at least the next twelve months.

On October 30, 2015, the Company and several of its subsidiaries (collectively, the “Borrowers”) entered into a secured lending facility (the “2015 Credit Agreement”) with Bank of America, N.A. and other lenders. The 2015 Credit Agreement established a $150.0 million revolving line of credit facility which also includes an option to expand the facility by up to $75.0 million, subject to agreement by the lenders, with a five-year term ending on October 30, 2020. In connection with the sale of Anders, the Company executed an amendment to the Credit Agreement to release all liens and security interests on the UK collateral and allocate the available UK borrowings to the U.S. borrowings. Borrowings under the 2015 Credit Agreement may be used by the Borrowers for general business purposes including capital expenditures and permitted acquisitions and investments. See Note 7—Credit Facilities, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K Report for more information relating to the 2015 Credit Agreement.

As of December 31, 2016, the Company had no outstanding borrowings and letters of credit outstanding of $3.3 million under the 2015 Credit Agreement. As of December 31, 2016, the Company had cash and cash equivalents of $3.2 million and $122.3 million available to borrow under the 2015 Credit Agreement. The Company was in compliance with all covenants under the 2015 Credit Agreement as of December 31, 2016.

The Company's primary source of cash is cash generated from operations. The Company provides services to customers, which it typically bills on a weekly, bi-weekly or monthly basis. Payment terms with customers can range from advance payments to more than 75 days. Expansions and contractions of the Company's business operations can have a significant impact on accounts receivable and available cash. Expansions of the Company's business operations generally result in an initial decrease in cash due to increased payroll costs and an initial increase in outstanding accounts receivable associated with higher business volumes. Contractions in the Company's business operations generally result in an initial increase in cash due to the continued collections of outstanding accounts receivable and decreased payroll costs associated with lower business volumes. The Company's accounts receivable balances were $178.4 million and $205.7 million as of December 31, 2016 and 2015, respectively.

Payroll is the Company's largest expenditure, with the majority of billable employees paid weekly or bi-weekly. As a result of the timing differences between the billing and cash collection cycle and the payroll cycle, the Company typically needs to fund its operations.

Capital expenditures are primarily for the replacement of aging fixed assets and upgrades of systems for efficiencies and for expenditures associated with business growth.

As of December 31, 2016, approximately 94% of the Company's cash and cash equivalents were held by certain non-U.S. subsidiaries, principally Canadian entities and denominated in Canadian dollars. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.

On January 25, 2016, the Company announced that its Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the Stock Repurchase Program, CDI is authorized to repurchase up to $20 million of its common stock from time to time and at prices considered appropriate by the Company. Repurchases have been and may be made via privately negotiated transactions, open market purchases, block trades or by other means at management's discretion in compliance with applicable securities laws. The timing of repurchases and number of shares of common stock to be purchased will depend upon market conditions and other factors. The Company is not required to repurchase any specific number of shares and the Stock Repurchase Program may be modified, suspended or discontinued at any time without prior notice. Through December 31, 2016, the Company repurchased 1,190,356 shares for $7.3 million in cash under the Stock Repurchase Program. As of December 31, 2016, approximately $12.7 million remained authorized for repurchase of shares.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

The following table summarizes the net cash flows, by category, from the Company's consolidated statements of cash flows for the indicated periods:

	Year ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

Operating Activities	$13,493	$14,265	$14,788	$(772)	$(523)
Investing Activities	(3,805)	(38,448)	(8,699)	34,643	(29,749)
Financing Activities	(23,346)	5,788	(13,771)	(29,134)	19,559

Operating Activities
During 2016, net cash provided by operating activities was $13.5 million, a decrease of $0.8 million as compared to 2015. The slight decrease in net cash generated by operations was primarily due to the decline in net operating results, after adjusting for non-cash items, substantially offset by improvements in working capital requirements and income tax payments. Working capital requirements on a comparative basis were favorably impacted by the timing of receipts and payments including the receipt of a federal tax refund in 2016.

During 2015, net cash provided by operating activities was $14.3 million, a decrease of $0.5 million as compared to 2014. The decrease in net cash generated by operations was primarily due to the decline in net operating results, after adjusting for non-cash items, substantially offset by improvements in working capital requirements and lower income tax payments.

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

Investing Activities
During 2016, net cash used in investing activities was $3.8 million, a decrease of $34.6 million as compared to 2015. The decrease was primarily the result of the difference between the net proceeds of $5.7 million received in 2016 related to the sale of Anders, partially offset by the payment of a $2.1 million working capital adjustment related to the EdgeRock acquisition compared to the payment of $31.3 million upon the closing of the EdgeRock acquisition in 2015. Capital expenditures remained relatively flat.

During 2015, net cash used in investing activities was $38.4 million, an increase of $29.7 million as compared to 2014 primarily due to the $31.3 million and $0.9 million purchases of EdgeRock and the recruitment business from Ship Shape Resources, respectively, partially offset by $1.2 million in proceeds from the sale of a non-operating corporate asset.

During 2014, net cash used in investing activities was $8.7 million, an increase of $1.3 million as compared to 2013. The increase was primarily due to higher capital expenditures to support growth in Engineering Solutions and the implementation of a new recruiting platform in Enterprise Talent.

Financing Activities
During 2016, net cash used in financing activities was $23.3 million, an increase of $29.1 million as compared to 2015. During 2016, the Company used cash to make net repayments under the Company's credit facility and purchase shares under the Stock Repurchase Program offset partially by book overdrafts. During 2015, the Company had net borrowings under the Company's credit facility offset slightly by the payment of dividends and debt issuance costs related to the 2015 Credit Agreement.

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

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Contractual Obligations and Commitments
The following table summarizes the Company's outstanding contractual obligations and commitments as of December 31, 2016:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating lease commitments (1)	$34,491	$9,001	$13,632	$4,899	$6,959
Letters of credit (2)	3,266	3,145	121	—	—
Purchase obligations (3)	15,261	8,240	5,552	1,469	—
Other (4)	1,147	1,147	—	—	—
Total	$54,165	$21,533	$19,305	$6,368	$6,959

(1)
Represents future minimum rental commitments under non-cancelable leases before sublease payments of between $0.1 million and $0.2 million that are expected to be received for the years 2017 through 2019. The Company expects to fund these commitments with existing cash, cash flows from operations and its borrowing capacity under its 2015 Credit Agreement. (See Note 11—Commitments, Contingencies and Legal Proceedings, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K Report.)

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

(4)
Represents remaining employee severance and related costs expected to be paid pursuant to the 2016 and 2015 Restructuring Plans. (See Note 6—Restructuring and Other Related Costs, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K Report.)

Off-Balance Sheet Arrangements
The Company does not have any significant off-balance sheet arrangements other than those disclosed in Note 11—Commitments, Contingencies and Legal Proceedings, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K Report. There are no off-balance sheet arrangements that are reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

Critical Accounting Policies and Estimates
The consolidated financial statements contained in this Form 10-K Report were prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingencies. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ from current judgments. While there are a number of accounting policies, methods and estimates that affect the consolidated financial statements as described in Note 1—Significant Accounting Policies, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K Report, areas that are particularly significant are discussed below.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Revenue Recognition
Revenue is presented net of any revenue-based taxes, such as sales, use, excise and value added taxes. The Company derives its revenue from several sources. Each of the Company’s four segments provide staffing services. The Company’s Engineering Solutions and Specialty Talent and Technology Solutions segments also provide project and managed outsourcing services, which include cost-plus and fixed-price contracts, and on-site engineering services. The Company’s MRI segment also generates franchising revenue through royalties and, to a lesser extent, initial franchise fees.

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
Project and Managed Outsourcing Services - The Company recognizes revenue from project and managed outsourcing services as the services are performed. Revenue for these services is generally based on mark-ups of the Company's employees' hourly rates of pay or on a cost plus fixed fee basis. Information technology (IT) managed outsourcing service contracts generally include the performance of certain computer or network operations or service-desk support on behalf of customers. These IT managed outsourcing service contracts typically contain an invoicing schedule covering the contractual period. Accordingly, the Company recognizes revenue on a pro-rata basis using elapsed time as the measure of performance under these IT managed outsourcing service contracts. The Company derives less than 3% of its revenue from fixed-price contracts. Fixed-price engineering contracts typically include development of conceptual and detailed designs in support of a customer's construction of tangible property. The Company recognizes revenue for fixed-price contracts under the percentage-of-completion method based generally on the proportion of total direct labor costs incurred to total estimated direct labor costs. When total estimated costs indicate a loss, the Company will recognize the full amount of that loss immediately.
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

Income Taxes
The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. As of December 31, 2016, the Company had net deferred tax liability of $1.8 million. This included $1.1 million which relates primarily to indefinite-lived assets. A determination on the basis of objective factors was made that it is more likely than not that the net deferred tax assets will be realized through future years' income. In the event that actual results differ from these estimates and assessments, the valuation allowances may be adjusted. A valuation allowance has been recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. The valuation allowance at December 31, 2016 and December 31, 2015 was $31.2 million and $20.1 million, respectively. In 2016, the Company added $11.0 million to the valuation allowance, of which $11.4 million increase related to the Company's federal deferred tax assets, $1.5 million increase related to state tax benefits, $1.8 million increase related to the Canadian capital loss and $3.7 million reduction related to the disposition of Anders. In 2015, the Company added $15.0 million to the valuation allowance, of which $11.3 million related to the Company's federal deferred tax assets, $3.5 million related to state tax benefits and $0.2 million related to foreign deferred tax assets due to cumulative tax losses. In 2014, the Company released $0.3 million of valuation allowance due primarily to foreign exchange movement.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Allowance for Doubtful Accounts
The Company's principal asset is its accounts receivable. Substantially all of the Company's customers are provided trade credit. The Company's customers are primarily large and mid-sized organizations. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company considers a number of factors in determining the allowance for doubtful accounts, including an assessment of customer-specific information, the Company's historical experience, the age of the receivable and current market and economic conditions. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required. As of December 31, 2016 and 2015, the allowance for doubtful accounts was $1.2 million and $1.9 million, respectively.

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

The Company performed its annual assessment as of July 1, 2016 and determined that the fair values for each of the Company's reporting units were in excess of their related carrying values.

Changes in future market conditions, the Company's business strategy, or other factors could impact the future values of the Company's reporting units, which could result in future impairment charges. The future occurrence of a potential triggering event, such as a decrease in expected earnings, adverse market conditions, a decline in current market multiples, a significant decline in the Company's stock price, a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require additional interim impairment testing prior to the next annual impairment test. In the event of significant adverse changes such as those described above, the Company may need to recognize an impairment charge in the future related to goodwill, which could have a material adverse effect on the Company's consolidated statements of operations. As of December 31, 2016, total goodwill amounted to $45.4 million.

Other intangible assets arising from acquisitions that are determined to have a definite useful life are generally amortized on a straight-line basis over the estimated useful life of the asset. Other intangible assets determined to have an indefinite useful life are tested for impairment as part of the Company's annual impairment assessment. When significant intangible assets are acquired, an independent third-party valuation firm is engaged to assist in determining the fair value of the assets as of the acquisition date. As of December 31, 2016, other intangible assets amounted to $16.0 million net of accumulated amortization.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

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

Recently Adopted and Issued Accounting Pronouncements
For information regarding recently adopted and issued accounting pronouncements, see Note 1—Significant Accounting Policies, under the section "Recent Accounting Pronouncements" in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K Report.

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

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of December 31, 2016 was not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. As of December 31, 2016, the Company had no outstanding borrowings.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CDI Corp.:

We have audited the accompanying consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), and cash flows and equity for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CDI Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CDI Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 8, 2017

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$3,165	$16,932
Accounts receivable, net of allowances of $1,220 and $1,942	178,365	205,685
Prepaid expenses and other current assets	10,148	12,577
Prepaid income taxes	4,690	5,126
Total current assets	196,368	240,320
Property and equipment, net of accumulated depreciation of $88,859 and $84,941	18,189	18,728
Deferred income taxes	2,729	3,228
Goodwill	45,428	45,794
Other intangible assets, net	15,976	20,427
Other non-current assets	10,602	10,600
Total assets	$289,292	$339,097

Liabilities and Equity
Current liabilities:
Credit facility	$—	$18,831
Accounts payable	34,923	30,262
Accrued compensation and related expenses	30,545	34,464
Other accrued expenses and other current liabilities	15,008	19,903
Income taxes payable	394	323
Total current liabilities	80,870	103,783
Deferred compensation	7,727	7,723
Deferred income tax	4,495	1,530
Other non-current liabilities	7,224	4,818
Total liabilities	100,316	117,854
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 22,326 and 22,163 shares	2,233	2,216
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	76,726	74,774
Retained earnings	179,302	210,875
Accumulated other comprehensive loss	(9,543)	(14,135)
Common stock in treasury, at cost - 3,653 and 2,463 shares	(59,742)	(52,487)
Total CDI shareholders' equity	188,976	221,243
Total equity	188,976	221,243
Total liabilities and equity	$289,292	$339,097

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014

Revenue	$864,367	$985,494	$1,122,972
Cost of services	702,247	800,593	916,415
Gross profit	162,120	184,901	206,557
Operating and administrative expenses	177,535	187,433	182,873
Restructuring and other related costs	3,767	4,217	3,645
Impairment	—	21,537	14,653
Loss on disposition of business interests	11,301	310	—
Operating profit (loss)	(30,483)	(28,596)	5,386
Other income (expense), net	(988)	61	(228)
Income (loss) before income taxes	(31,471)	(28,535)	5,158
Income tax expense	102	8,551	2,141
Net income (loss)	(31,573)	(37,086)	3,017
Less: Loss attributable to the noncontrolling interest	—	(83)	(65)
Net income (loss) attributable to CDI	$(31,573)	$(37,003)	$3,082

Earnings (loss) per common share:
Basic	$(1.66)	$(1.88)	$0.16
Diluted	$(1.66)	$(1.88)	$0.16

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2016	2015	2014

Net income (loss)	$(31,573)	$(37,086)	$3,017
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	887	(8,192)	(5,593)
Reclassification of foreign currency translation adjustment, net of tax of $0	3,705	362	—
Total comprehensive loss	(26,981)	(44,916)	(2,576)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	15	(163)
Total comprehensive loss attributable to CDI	$(26,981)	$(44,931)	$(2,413)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	(31,573)	$(37,086)	$3,017
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,300	11,679	10,717
Deferred income taxes	3,602	10,603	(5,332)
Share-based compensation	2,242	2,355	2,708
Impairment	—	21,537	14,653
Loss on disposition of business interests	11,301	310	—
(Gain)/loss on disposal of assets, net	261	(764)	306
Changes in operating assets and liabilities:
Accounts receivable, net	8,576	17,183	5,753
Prepaid expenses and other current assets	1,652	(3,155)	(1,273)
Accounts payable	3,148	(1,528)	(6,962)
Accrued compensation and related expenses	829	(1,504)	(10,065)
Accrued expenses and other current liabilities	(2,858)	2,391	(1,066)
Income taxes receivable/payable	483	(5,350)	2,123
Other non-current assets	2,866	(2,180)	339
Other non-current liabilities	2,664	(226)	(130)
Net cash provided by operating activities	13,493	14,265	14,788

Investing activities:
Additions to property and equipment	(7,591)	(7,940)	(8,774)
Acquisitions, net of cash acquired	(2,108)	(32,174)	—
Proceeds from disposition of business interests, net of cash disposed	5,849	430	—
Proceeds from sale of assets	45	1,236	75
Net cash used in investing activities	(3,805)	(38,448)	(8,699)

Financing activities:
Dividends paid to shareholders	—	(10,235)	(10,176)
Stock repurchased under stock repurchase program	(7,255)	—	—
Payment of acquisition earnout	—	—	(187)
Borrowings on credit facilities	167,877	88,677	115,544
Repayments on credit facilities	(186,519)	(70,967)	(116,893)
Payment of debt issuance costs	(28)	(1,437)	—
Change in book overdraft	2,867	—	(1,709)
Common shares withheld for taxes	(288)	(302)	(498)
Excess tax benefit from share-based compensation awards	—	52	148
Net cash provided by (used in) financing activities	(23,346)	5,788	(13,771)

Effect of exchange rate changes on cash and cash equivalents	(109)	(997)	(1,473)
Net decrease in cash and cash equivalents	(13,767)	(19,392)	(9,155)
Cash and cash equivalents at beginning of period	16,932	36,324	45,479
Cash and cash equivalents at end of period	$3,165	$16,932	$36,324

Supplemental disclosure of cash flow information:
Cash paid for interest	$712	$291	$147
Cash paid (received) for income taxes, net of refunds	$(4,118)	$3,259	$4,845
Non-cash investing activities:
Property and equipment acquired through tenant improvement allowance	$2,628	$—	$—

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive (Loss) Income	Total CDI Share-holders' Equity	Non-Controlling Interest	Total Equity
	Shares	Amount

December 31, 2013	21,958	$2,196	$(52,487)	$70,104	$265,207	$(712)	$284,308	$866	$285,174
Net income	—	—	—	—	3,082	—	3,082	(65)	3,017
Translation adjustments	—	—	—	—	—	(5,495)	(5,495)	(98)	(5,593)
Share-based compensation expense	—	—	—	2,708	—	—	2,708	—	2,708
Reclassification of equity awards from liabilities, net	—	—	—	(279)	—	—	(279)	—	(279)
Vesting and exercise of equity awards	155	16	—	(16)	—	—	—	—	—
Common shares withheld for taxes	(29)	(4)	—	(494)	—	—	(498)	—	(498)
Cash dividends paid ($0.52 per common share)	—	—	—	—	(10,176)	—	(10,176)	—	(10,176)
December 31, 2014	22,084	2,208	(52,487)	72,023	258,113	(6,207)	273,650	703	274,353
Net loss	—	—	—	—	(37,003)	—	(37,003)	(83)	(37,086)
Translation adjustments	—	—	—	—	—	(7,928)	(7,928)	98	(7,830)
Share-based compensation expense	—	—	—	2,355	—	—	2,355	—	2,355
Reclassification of equity awards from liabilities, net	—	—	—	706	—	—	706	—	706
Vesting and exercise of equity awards	98	10	—	(10)	—	—	—	—	—
Common shares withheld for taxes	(19)	(2)	—	(300)	—	—	(302)	—	(302)
Disposition of controlling interest	—	—	—	—	—	—	—	(718)	(718)
Cash dividends paid ($0.52 per common share)	—	—	—	—	(10,235)	—	(10,235)	—	(10,235)
December 31, 2015	22,163	2,216	(52,487)	74,774	210,875	(14,135)	221,243	—	221,243
Net loss	—	—	—	—	(31,573)	—	(31,573)	—	(31,573)
Translation adjustments	—	—	—	—	—	4,592	4,592	—	4,592
Share-based compensation expense	—	—	—	2,242	—	—	2,242	—	2,242
Reclassification of equity awards from liabilities, net	—	—	—	15	—	—	15	—	15
Vesting and exercise of equity awards	210	21	—	(21)	—	—	—	—	—
Common shares withheld for taxes	(47)	(4)	—	(284)	—	—	(288)	—	(288)
Stock repurchased under stock repurchase program	—	—	(7,255)	—	—	—	(7,255)	—	(7,255)
December 31, 2016	22,326	$2,233	$(59,742)	$76,726	$179,302	$(9,543)	$188,976	$—	$188,976

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

1.    Significant Accounting Policies

Organization - CDI Corp. and its Subsidiaries (the “Company” or “CDI”) are providers of solutions based on skilled technical and professional talent. CDI’s business is comprised of four segments: Enterprise Talent, Specialty Talent and Technology Solutions, Engineering Solutions and Management Recruiters International (MRI). The Company provides to clients engineering and information technology solutions encompassing managed, project and talent services. CDI's clients are in multiple industries, including energy, chemicals, infrastructure, aerospace, industrial equipment, technology, as well as municipal and state governments, and the United States (U.S.) Department of Defense. CDI has offices and delivery centers in the U.S. and Canada. In addition, CDI provides recruiting and staffing services through its global MRINetwork® of franchisees.
In September 2016, the Company approved a restructuring plan to further align its organizational structure, facilities and resource utilization with business volumes and strategic direction. See Note 6—Restructuring and other related costs.
On September 16, 2016, the Company completed the sale of CDI AndersElite Limited, the Company's UK-based staffing and recruitment business in the Enterprise Talent reporting segment. The Consolidated Statement of Operations for the year ended December 31, 2016 include the results of CDI AndersElite Limited for the period prior to disposition. See Note 4—Acquisition and Dispositions.
On September 16, 2016, the Company announced that Scott Freidheim, President and Chief Executive Officer (CEO), resigned from the Company effective September 15, 2016. Michael Castleman, CDI’s Chief Financial Officer (CFO), was elected as President of the Company and agreed to serve as interim CEO, in addition to continuing to serve as CDI’s CFO.

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

Revenue Recognition - Revenue is presented net of any revenue-based taxes, such as sales, use, excise and value added taxes. The Company derives its revenue from several sources. Each of the Company’s four segments provide staffing services. The Company’s Engineering Solutions and Specialty Talent and Technology Solutions segments also provide project and managed outsourcing services, which include cost-plus and fixed-price contracts, and on-site engineering services. The Company’s Management Recruiters International (MRI) segment also generates franchising revenue through royalties and, to a lesser extent, initial franchise fees.

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
Project and Managed Outsourcing Services - The Company recognizes revenue from project and managed outsourcing services as the services are performed. Revenue for these services is generally based on mark-ups of the Company's

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

employees' hourly rates of pay or on a cost plus fixed fee basis. Information technology (IT) managed outsourcing service contracts generally include the performance of certain computer or network operations or service-desk support on behalf of customers. These IT managed outsourcing service contracts typically contain an invoicing schedule covering the contractual period. Accordingly, the Company recognizes revenue on a pro-rata basis using elapsed time as the measure of performance under these IT managed outsourcing service contracts. The Company derives less than 3% of its revenue from fixed-price contracts. Fixed-price engineering contracts typically include development of conceptual and detailed designs in support of a customer's construction of tangible property. The Company recognizes revenue for fixed-price contracts under the percentage-of-completion method based generally on the proportion of total direct labor costs incurred to total estimated direct labor costs. When total estimated costs indicate a loss, the Company will recognize the full amount of that loss immediately.
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

Off-Balance Sheet Risk - The Company is exposed to risks associated with fluctuations in foreign currency exchange rates because the transactions of its foreign operations are primarily denominated in Canadian dollars. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these foreign operations.

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

The following table summarizes the changes in the allowance for doubtful accounts receivable for the indicated periods:

	Balance at beginning of year	Additions charged to earnings	Uncollectible receivables written off, net of recoveries	Disposition of business interests	Balance at end of year

December 31, 2016	1,942	297	(166)	(853)	1,220
December 31, 2015	1,950	869	(877)	—	1,942
December 31, 2014	2,893	769	(1,712)	—	1,950

The Company's largest customer, International Business Machines Corporation (IBM), accounted for approximately 19% of total accounts receivable as of both December 31, 2016 and 2015.
The Company’s cash and cash equivalents are held in money market mutual funds and in accounts at major banks and financial institutions located primarily in Canada and the U.S.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

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
(Amounts in tables are in thousands, except per share amounts and percentages)

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

The Company records significant tenant improvement allowances as deferred rent, which is amortized over the term of the lease as a reduction to rent expense. Leasehold improvements associated with the tenant improvement allowance is included in "Property and equipment, net" in the consolidated balance sheets.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 (Topic 606) Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue guidance in addition to some cost guidance. ASU 2014-09 establishes a five-step model under the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company may apply this guidance using either a full retrospective approach, subject to certain practical expedients, or a modified retrospective approach with a cumulative effect adjustment as of the date of initial application. On July 9, 2015, the FASB approved a one-year deferral of the effective date that allows the Company to defer the effective date to January 1, 2018 but still permit the Company to adopt the standard as of the original January 1, 2017 effective date. In 2016, the FASB issued two amendments that are effective as of the effective date selected for the original standard. The Company has begun to evaluate the impact that adoption of this guidance will have on its consolidated financial statements but has not completed the evaluation and implementation process. The Company has not yet selected a transition method but has determined that it will utilize the deferred effective date of January 1, 2018 to adopt the standard.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) (ASU 2016-09). ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company adopted ASU

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

2016-09 on a prospective basis during the first quarter of 2016, which adoption did not have a material impact on its consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business and provides a framework to evaluate when an input and a substantive process are present in an acquisition to be considered a business. The standard is effective for annual periods beginning after December 15, 2017. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which will simplify the goodwill impairment calculation. The standard eliminates the second step of the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company has not determined the impact that adoption of this guidance will have on its consolidated financial statements.

2.    Property and Equipment

Property and equipment, net was comprised of the following for the indicated periods:

	December 31,
	2016	2015

Computer equipment	$49,755	$49,488
Equipment and furniture	21,451	20,485
Software	24,827	25,129
Leasehold improvements	11,015	8,567
Total property and equipment	107,048	103,669
Accumulated depreciation	(88,859)	(84,941)
Property and equipment, net	$18,189	$18,728

During 2016 and 2015, the Company recorded depreciation expense of $6.8 million and $8.3 million, respectively. During 2016 and 2015, the Company retired $1.6 million and $8.6 million of property and equipment and recognized losses of $0.3 million and $0.1 million, respectively. During 2015, the Company sold a non-operating corporate asset for $1.2 million and recognized a pre-tax gain of $0.8 million. During 2015, based on an assessment of long-lived assets, the Company recorded an impairment charge of $0.5 million.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

3.    Fair Value Disclosures

The Company maintains a non-qualified Deferred Compensation Plan for highly compensated employees. The assets of the plan are held in the name of CDI at third-party financial institutions. Separate accounts are maintained for each participant to reflect the amounts deferred by the participant and all earnings and losses on those deferred amounts. The assets of the plan are held in publicly traded mutual funds. The fair value of the plan assets is calculated using the market price of the mutual funds as of the end of the period.

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements as of December 31, 2016 using
Description	Fair Value Measurements as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mutual Funds:
Bond	$1,925	$1,925	$—	$—
Large Cap	2,630	2,630	—	—
International	1,034	1,034	—	—
Mid Cap	1,013	1,013	—	—
Small Cap	655	655	—	—
REIT Fund	252	252	—	—
Money Market Funds	884	884	—	—
Total Assets (1)	$8,393	$8,393	$—	$—

(1)
As of December 31, 2016, $0.9 million and $7.5 million were included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

4.    Acquisition and Dispositions

EdgeRock Technologies, LLC Acquisition
On October 6, 2015, the Company acquired EdgeRock Technologies, LLC (EdgeRock), a provider of ERP and other specialist IT staffing, including business intelligence and data analytics, for cash consideration of $33.4 million, including a working capital adjustment that was paid in 2016. EdgeRock currently comprises the entirety of Specialty Talent within the Specialty Talent and Technology Solutions reporting segment. During the twelve months of 2016, the Company recorded a benefit of $0.8 million to "Operating and administrative expenses" in the consolidated statements of operations related to the reversal of the estimated contingent earnout liability.

CDI AndersElite Limited Disposition
On September 16, 2016, the Company completed the sale of CDI AndersElite Limited, the Company's UK-based staffing and recruitment business in the Enterprise Talent reporting segment, to AndersElite Holdings Ltd. (Holdings), an entity controlled by certain members of Anders' management. The Company received purchase consideration that included £4.5 million cash, £1.75 million subordinated debt in Holdings and warrants representing 19.99% of the fully diluted equity in Holdings. The Company valued the non-cash purchase consideration at £0.5 million and recorded it to "Other non-current assets" in the consolidated balance sheets. The Company recorded a loss of $11.3 million to "Loss on disposition of business interests" in the consolidated statements of operations related to the disposition of Anders. Anders does not meet the criteria to be reported as a discontinued operation under ASU 2014-08; accordingly, Anders' results are reflected in the consolidated statements of operations within continuing operations. See Note 14—Reporting Segments, for Anders summarized results included in the consolidated statements of operations for the year ended December 31, 2016 and 2015.

CDI-Pycopsa Disposition
On March 20, 2015, the Company completed the sale of its 67% interest in CDI-Pycopsa Ingeniería y Construcción, S. de R.L. de C.V. (CDI-Pycopsa), a Mexico-based engineering design company in the Engineering Solutions reporting segment. CDI-Pycopsa does not meet the criteria to be reported as a discontinued operation under ASU 2014-08; accordingly, CDI-Pycopsa's results are reflected in the consolidated statements of operations within continuing operations. Excluding the $0.3 million loss on disposition, CDI-Pycopsa's pretax results attributable to CDI were not material for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2016 and 2015, the Company received $0.1 million and $0.4 million of proceeds related to the sale.

5.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2015					December 31, 2016
	Gross Balance	Accumulated Impairment Losses	Additions	Impairment	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

Enterprise Talent	$40,134	$(34,511)	$—	$—	$—	$22,491	$(16,868)
Specialty Talent and Technology Solutions	16,445	—	—	—	—	16,445	—
Engineering Solutions	35,713	(21,431)	—	—	—	35,713	(21,431)
MRI	15,749	(6,305)	—	—	(366)	14,360	(5,282)
Total goodwill	$108,041	$(62,247)	$—	$—	$(366)	$89,009	$(43,581)

	December 31, 2014					December 31, 2015
	Gross Balance	Accumulated Impairment Losses	Additions	Impairment	Translation and Other Adjustments	Gross Balance	Accumulated Impairment Losses

Enterprise Talent	$44,298	$(27,904)	$—	$(10,654)	$(117)	$40,134	$(34,511)
Specialty Talent and Technology Solutions	—	—	16,445	—	—	16,445	—
Engineering Solutions	35,713	(11,051)	—	(10,380)	—	35,713	(21,431)
MRI	16,240	(6,666)	—	—	(130)	15,749	(6,305)
Total goodwill	$96,251	$(45,621)	$16,445	$(21,034)	$(247)	$108,041	$(62,247)

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

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

The Company performed its annual assessment as of July 1, 2016 and determined that the fair values for each of the Company's reporting units were in excess of their related carrying values. The Company estimated the fair values of all reporting units using a discounted cash flow model based on significant unobservable inputs or level 3 inputs of the fair value hierarchy. The key assumption used to determine the fair values was management's estimate of future earnings.

During the third quarter 2015, as part of its annual assessment as of July 1, 2015, the Company recorded an aggregate goodwill impairment charge of $21.0 million to "Impairment" in the consolidated statements of operations, comprised of $10.7 million and $10.4 million in Enterprise Talent and Engineering Solutions, respectively.

The Company believes it has made reasonable estimates and used reasonable assumptions in the calculation of these impairments. If actual future results are not consistent with management's estimates and assumptions, additional impairment charges may be required in the future.

The following tables summarize the changes in the Company's carrying value of other intangible assets for the indicated periods:

	December 31, 2015					December 31, 2016
	Gross Balance	Accumulated Amortization	Amortization	Disposition	Translation	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Trademarks	$6,440	$(1,054)	$(474)	$—	$—	$6,440	$(1,528)
Customer relationships	20,376	(7,974)	(2,932)	(841)	(106)	19,190	(10,667)
Non-compete	150	(150)	—	—	—	150	(150)
Reacquired franchise rights	972	(498)	(98)	—	—	972	(596)
Total intangible assets subject to amortization	27,938	(9,676)	(3,504)	(841)	(106)	26,752	(12,941)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	—	2,165	—
Total other intangible assets	$30,103	$(9,676)	$(3,504)	$(841)	$(106)	$28,917	$(12,941)

	December 31, 2014					December 31, 2015
	Gross Balance	Accumulated Amortization	Amortization	Additions	Translation	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Trademarks	$5,100	$(680)	$(374)	$1,340	$—	$6,440	$(1,054)
Customer relationships	10,300	(5,047)	(2,929)	10,102	(24)	20,376	(7,974)
Non-compete	150	(135)	(15)	—	—	150	(150)
Reacquired franchise rights	972	(401)	(97)	—	—	972	(498)
Total intangible assets subject to amortization	16,522	(6,263)	(3,415)	11,442	(24)	27,938	(9,676)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	—	—	2,165	—
Total other intangible assets	$18,687	$(6,263)	$(3,415)	$11,442	$(24)	$30,103	$(9,676)

Amortization expense was $3.5 million for 2016, $3.4 million for 2015 and $1.5 million for 2014. Annual amortization expense is expected to range from approximately $1.0 million to $2.4 million per year for each of the next five years.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

6.	Restructuring and Other Related Costs

In September 2016, the Company approved a restructuring plan (the “2016 Restructuring Plan”) to further align its organization structure, facilities and resource utilization with business volumes and strategic direction. Restructuring actions under the 2016 Restructuring Plan are expected to be completed during 2017. In the third quarter of 2016, the Company recorded a charge of $3.2 million to "Restructuring and other related costs" in the consolidated statement of operations, comprised of $1.2 million of employee severance and related costs, $1.9 million of real estate exit and contract termination costs and $0.1 million of asset write-offs and related costs. Substantial payments were made during 2016 with certain payments related to employee severance and the consolidation of facilities expected through 2017 and 2018, respectively.

In December 2015, the Company approved a restructuring plan (the “2015 Restructuring Plan”) to better align its organization and operations with the Company's strategy. In the fourth quarter of 2015, the Company recorded a charge of $3.6 million to “Restructuring and other related costs” in the consolidated statement of operations, comprised of $2.5 million of employee severance and related costs and $1.1 million of real estate exit and contract termination costs. The 2015 Restructuring Plan was substantially complete by December 31, 2016 with certain payments related to employee severance and the consolidation of facilities expected through 2017 and 2022, respectively. During 2016, the Company recorded a charge of $0.5 million to "Restructuring and other related costs" in the consolidated statement of operations, primarily related to real estate exit and contract termination costs. Also during 2016, the Company adjusted its 2015 Restructuring Plan restructuring liability due to lower than expected severance costs in the amount of $0.4 million and higher than expected real estate exit and related costs in the amount of $0.4 million.

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

The following table summarizes the provision, activity and balances related to the restructuring plans by cost type for the indicated periods:

	Employee severance and related costs	Real estate exit and contract termination costs	Asset write-offs and related costs	Accrued restructuring liability

Balance at December 31, 2013	$4,568	$769	$—	$5,337
Cash payments	(3,437)	(682)	—	(4,119)
Charges	900	2,513	232	3,645
Non-cash	—	—	(232)	(232)
Balance at December 31, 2014	2,031	2,600	—	4,631
Cash payments	(2,160)	(1,384)	—	(3,544)
Charges	2,484	1,719	14	4,217
Non-cash	(153)	—	(14)	(167)
Balance at December 31, 2015	2,202	2,935	—	5,137
Cash payments	(1,785)	(2,297)	—	(4,082)
Charges	1,353	2,301	113	3,767
Non-cash	(248)	—	(113)	(361)
Adjustments	(375)	375		—
Balance at December 31, 2016	$1,147	$3,314	$—	$4,461

The consolidated balance sheet as of December 31, 2016 includes $3.5 million in “Other accrued expenses and other current liabilities” and $1.0 million in "Other non-current liabilities", respectively. The consolidated balance sheet as of December 31, 2015 includes $4.1 million in “Other accrued expenses and other current liabilities” and $1.0 million in "Other non-current liabilities", respectively.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

7.	Credit Facilities

2015 Credit Agreement
On October 30, 2015, the Company and certain domestic subsidiaries (collectively with the Company, the “US Borrowers”), certain Canadian subsidiaries of the Company (collectively, the “Canadian Borrowers”), and certain UK subsidiaries of the Company (collectively, the “UK Borrowers”), collectively (the "Borrowers") entered into an agreement for a secured lending facility (the “2015 Credit Agreement”) with Bank of America, N.A. and other lenders. The 2015 Credit Agreement established a $150.0 million revolving line of credit facility which also includes an option to expand the facility by up to $75.0 million subject to agreement by the lenders, with a five-year term ending on October 30, 2020. In connection with the sale of Anders, the Company executed an amendment to the 2015 Credit Agreement to eliminate the UK Borrowers, release all liens and security interests on the UK collateral and allocate the available UK borrowings to the U.S. Borrowers. As of December 31, 2016, the facility is comprised of two subfacilities with $135.0 million available to the US Borrowers and $15.0 million available to the Canadian Borrowers. It also includes a $25.0 million sublimit for swingline loans and a $15.0 million sublimit for letters of credit.

Availability under the 2015 Credit Agreement is tied to a borrowing base, measured by 85% of eligible billed accounts receivable, plus 80% of eligible unbilled accounts receivable, less customary reserve amounts; provided however that the portion of the borrowing base consisting of 80% of the eligible unbilled accounts receivable may not exceed 30% of the sum of (i) 85% of the eligible billed accounts receivable, plus (ii) 80% of the eligible unbilled accounts receivable. Borrowings under the 2015 Credit Agreement may be used by the Company and the other Borrowers for general business purposes including capital expenditures and permitted acquisitions and investments. Accounts receivable, used in the determination of the borrowing base, are subject to lender discretion and, in certain circumstances, the lender may use cash balances in a dominion account established with the administrative agent to repay outstanding balances. As a result, amounts borrowed under the 2015 Credit Agreement are presented as current in the consolidated balance sheets.

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

The 2015 Credit Agreement contains customary affirmative covenants, including with regard to financial reporting, and customary restrictive covenants. The 2015 Credit Agreement also contains a financial covenant which requires the Company’s fixed charge coverage ratio to exceed 1.0 to 1.0 if excess liquidity drops below an agreed threshold. The preceding financial covenant terms are further defined in the 2015 Credit Agreement. The Company was in compliance with all covenants under the 2015 Credit Agreement as of December 31, 2016 and December 31, 2015.

As of December 31, 2016, the Company had no outstanding borrowings, letters of credit outstanding of $3.3 million and $122.3 million available to borrow under the 2015 Credit Agreement. As of December 31, 2015, the Company had outstanding borrowings of $18.8 million and letters of credit outstanding of $3.3 million. The Company recorded interest expense of $1.1 million, $0.5 million and $0.2 million in "Other income (expense), net" in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively.

2012 Credit Agreement
On November 30, 2012, CDI Corp., its direct wholly-owned subsidiary, CDI Corporation, and its indirect subsidiary, CDI AndersElite Limited, entered into a $75.0 million credit agreement (the “2012 Credit Agreement”) with Bank of America, N.A.. The 2012 Credit Agreement was terminated on October 30, 2015 with the execution of the 2015 Credit Agreement.

8.    Share-Based Compensation

On May 19, 2015, the Company's shareholders approved the CDI Corp. Amended and Restated Omnibus Stock Plan (the "Restated Omnibus Plan") for the benefit of employees, consultants and non-employee directors. The Restated Omnibus Plan allows the Company to grant awards that are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The Restated Omnibus Plan provides for the grant of share-based awards including, but not limited to, stock options, stock appreciation rights, restricted stock, restricted stock units, time-vested deferred stock and performance-based share awards. Vesting and other terms of share-based awards are set forth in individual agreements with the participant.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

As of December 31, 2016, the number of shares remaining available for future issuance was 1.1 million shares of the Company's common stock under the Restated Omnibus Plan. The Company may settle share-based awards by delivering shares of the Company's common stock that are authorized but unissued or that are held in treasury. When an award is granted, the number of shares of common stock subject to such award are reserved for issuance. Shares of Company stock tendered in payment of the exercise price or withholding taxes in respect of an award shall again be available for issuance under the Restated Omnibus Plan.

Stock-based compensation expense is included in “Operating and administrative expenses” in the consolidated statements of operations and amounted to $2.2 million ($1.4 million, net of tax), $2.4 million ($1.5 million, net of tax) and $2.7 million ($1.7 million, net of tax) for the years ended December 31, 2016, 2015 and 2014, respectively.

The table below summarizes the components of stock-based compensation expense for all of the Company’s stock-based plans by award type for the indicated periods:

	Year ended December 31,
	2016	2015	2014

Time-vested deferred stock	$2,143	$2,674	$1,579
Stock appreciation rights	(1)	11	148
Performance-based share awards	33	(462)	664
Stock purchase plan	—	2	11
Stock options	67	130	306
Total stock-based compensation	$2,242	$2,355	$2,708

Time-Vested Deferred Stock (TVDS)
TVDS awards entitle each recipient to receive a number of shares of the Company’s common stock upon vesting. The shares of TVDS generally vest over four years except for those granted to the non-employee directors and certain current members of senior management, whose vesting periods vary from two to five years. TVDS will generally be forfeited prior to vesting if the holder’s employment with the Company ends. Upon vesting, a holder of TVDS receives the number of originally awarded shares plus additional shares of CDI common stock having a fair market value equal to the sum of the dividends that would have been paid on the original awarded shares during the vesting period had they been issued and outstanding throughout the vesting period. Compensation expense for TVDS is based on the fair value of the Company’s common stock on the date of grant and is recognized on a straight-line basis over the vesting period.

The following table summarizes the Company’s TVDS activity and related information for the indicated periods:

	Time Vested Deferred Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

Outstanding non-vested as of December 31, 2013	379	$14.69
Granted	378	14.70
Vested	(102)	13.80
Canceled	(164)	17.11
Outstanding non-vested as of December 31, 2014	491	15.33
Granted	335	11.70
Vested	(65)	16.61
Canceled	(33)	14.09
Outstanding non-vested as of December 31, 2015	728	13.60
Granted	598	6.83
Vested	(182)	14.79
Canceled	(208)	12.85
Outstanding non-vested as of December 31, 2016	936	9.21	3.1

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

The following table summarizes for TVDS the accumulated dividend equivalent number of shares of common stock that would be issued for outstanding TVDS using the closing market price as of the indicated dates:

	December 31,
	2016	2015	2014

Dividend participation	$176	$429	$217
Closing market price per share	$7.40	$6.76	$17.71
Equivalent shares at closing market price	24	63	12

As of December 31, 2016, total unrecognized compensation expense related to non-vested TVDS was $5.4 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Stock Appreciation Rights (SARs)
SARs represent the right to receive, upon exercise, shares of the Company’s common stock having a value equal to the difference between the market price of the common stock and the exercise price, net of withholding taxes, as determined by the terms of the individual awards. SARs generally vest ratably over five years and expire seven years from the date of grant. The Company did not grant any SARs during 2016, 2015 or 2014. The expected life of SARs is based on the Company's historical experience. The expected stock price volatility is based on the historical volatility of the Company’s common stock.

The following table summarizes the Company’s SARs activity and related information for the indicated periods:

	SARs	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2013	493	$15.98
Exercised	(60)	11.26
Canceled	(72)	12.09
Expired	(174)	21.92
Outstanding as of December 31, 2014	187	13.47
Exercised	(45)	11.87
Canceled	(20)	11.09
Expired	(27)	22.91
Outstanding as of December 31, 2015	95	12.09
Exercised	—	—
Canceled	(1)	10.98
Expired	(19)	10.89
Outstanding as of December 31, 2016	75	12.41	1.2	$—
Exercisable as of December 31, 2016	75	12.41	1.2	—
Exercisable and expected to vest as of December 31, 2016	75	12.41	1.2	—

Aggregate intrinsic value represents the difference between the exercise prices of outstanding SARs and the closing price per share of the Company's common stock on December 31, 2016. The total intrinsic value of SARs exercised during the years ended December 31, 2015 and 2014 was $0.2 million and $0.4 million, respectively. As of December 31, 2016, total unrecognized compensation expense related to non-vested SARs was de minimis.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

Performance-Based Share Awards
Performance-based share awards represent the right, subject to vesting, to receive a number of shares of common stock or cash at settlement. Vesting is based on satisfying certain service conditions and the achievement of certain performance criteria generally over periods ranging from two to five years from the date of grant.

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

During 2014, the Company granted liability classified performance-based share awards that require cash settlement. These awards generally vest over five years, subject to service and market conditions. Their fair value is remeasured at each reporting date with compensation expense recognized over the vesting period.

The following table summarizes the Company’s performance-based share awards activity and related information for the indicated periods:

	Performance-Based Share Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

Outstanding as of December 31, 2013	42	$17.36
Granted	1,607	15.53
Vested	—	—
Canceled	(45)	17.66
Outstanding as of December 31, 2014	1,604	15.52
Granted	—	—
Vested	—	—
Canceled	(19)	17.92
Outstanding as of December 31, 2015	1,585	15.49
Granted	151	5.21
Vested	—	—
Canceled	(154)	15.96
Outstanding as of December 31, 2016	1,582	14.47	2.0

As of December 31, 2016, total unrecognized compensation expense related to non-vested performance-based share awards was $0.8 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options
Stock options are granted at a price equal to the quoted market price per share of the Company’s common stock on the date of grant. Employee stock options generally vest ratably over a four to five year period and expire seven years from the date of grant.

The Company did not grant any stock options during 2016 or 2015. The following table summarizes the range of assumptions used to estimate the fair values of stock options granted for the indicated period:

Year ended December 31,
2014

Risk-free interest rate	1.10-2.03%
Expected life	3.8-6.0 years
Expected stock price volatility	50-51%
Expected dividend yield	2.85-3.40%

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

The following table summarizes the Company’s stock option activity and related information for the indicated periods:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2013	260	$17.09
Granted	94	16.68
Exercised	(14)	17.36
Canceled	(161)	17.21
Outstanding as of December 31, 2014	179	16.74
Granted	—	—
Exercised	(23)	17.13
Canceled	(29)	17.54
Outstanding as of December 31, 2015	127	16.50
Granted	—	—
Exercised	—	—
Canceled	(74)	15.96
Outstanding as of December 31, 2016	53	17.23	3.5	$—

The weighted average grant date fair value of stock options granted during the year ended December 31, 2014 was $5.67. At December 31, 2016, there were 32 thousand exercisable options outstanding. As of December 31, 2016, total unrecognized compensation expense related to non-vested stock options was $33 thousand, which is expected to be recognized over a weighted-average period of 1.1 years.

9.    Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Year ended December 31,
	2016	2015	2014

Numerator:
Net income (loss) attributable to CDI	$(31,573)	$(37,003)	$3,082
Denominator:
Basic weighted-average shares	19,031	19,676	19,577
Dilutive effect of stock-based awards	—	—	213
Diluted weighted-average shares	19,031	19,676	19,790
Earnings (loss) per common share:
Basic	$(1.66)	$(1.88)	$0.16
Diluted	$(1.66)	$(1.88)	$0.16

There were 0.8 million, 0.5 million and 0.3 million shares excluded from the computation of EPS for the years ended December 31, 2016, 2015 and 2014, respectively, because their inclusion would have been anti-dilutive.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

10.    Income Taxes

Income (loss) before income taxes was as follows for the indicated periods:

	Year ended December 31,
	2016	2015	2014

United States	$(24,452)	$(20,758)	$(5,488)
Foreign	(7,019)	(7,777)	10,646
Income (loss) before income taxes	$(31,471)	$(28,535)	$5,158

Income tax expense was comprised of the following for the indicated periods:

	Year ended December 31,
	2016	2015	2014

Current:
Federal	$(4,231)	$(3,742)	$3,854
State	116	(56)	729
Foreign	688	1,732	2,865
Total current	(3,427)	(2,066)	7,448

Deferred:
Federal	3,020	6,224	(4,284)
State	545	4,417	(822)
Foreign	(36)	(24)	(201)
Total deferred	3,529	10,617	(5,307)

Income tax expense	$102	$8,551	$2,141

The following table reconciles income tax expense and rate based on the U.S. statutory rate to the Company’s income tax expense for the indicated periods:

	Year ended December 31,
	2016		2015		2014
	$	%	$	%	$	%

Income tax expense (benefit) based on the U.S. statutory rate	$(11,015)	35.0%	$(9,987)	35.0%	$1,805	35.0%
State income taxes, net of federal tax benefit	(544)	1.7	(483)	1.7	(60)	(1.2)
Permanent items	243	(0.8)	247	(0.9)	658	12.8
Goodwill impairment	—	—	4,020	(14.1)	—	—
Effect of foreign operations	(431)	1.4	304	(1.1)	(809)	(15.7)
Net change in uncertain tax positions	—	—	(201)	0.7	—	—
Change in valuation allowance -deferred tax assets	11,047	(35.1)	14,963	(52.4)	70	1.4
Share-based compensation	633	(2.0)	113	(0.4)	563	10.9
Other	169	(0.5)	(425)	1.5	(86)	(1.7)
Income tax expense	$102	(0.3)	$8,551	(30.0)	$2,141	41.5

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

The tax effects of temporary differences that give rise to the Company’s deferred tax accounts were as follows for the indicated periods:

	December 31,
	2016	2015

Deferred tax assets:
Accrued compensation	$7,655	$7,552
Reserves and accruals	3,870	3,475
Inventory	—	1,497
Intangible asset amortization	—	366
Loss and credit carryforwards	20,557	11,432
Total gross deferred tax assets	32,082	24,322
Less: Valuation allowances	31,171	20,124
Net total deferred tax assets	911	4,198

Deferred tax liabilities:
Property and equipment depreciation	1,373	1,868
Intangible asset amortization	1,082	—
Other	222	632
Total deferred tax liabilities	2,677	2,500

Net deferred tax asset (liability)	$(1,766)	$1,698

As of December 31, 2016, the Company had Federal net operating loss carry forwards of $27.4 million, which expire in 2036.

As of December 31, 2016, the Company had state net operating loss carry forwards aggregating $124.4 million, which expire at various dates from 2017 through 2036.
As of December 31, 2016, the Company had foreign tax credits of $2.5 million, which expire at various dates from 2018 through 2026.
As of December 31, 2016, the Company had foreign net operating losses of $1.4 million, the majority of which can be carried forward indefinitely.
In connection with the sale of Anders, the Company will take a $19.1 million worthless stock deduction associated with CDI AndersElite Limited on its 2016 U.S. federal income tax return, which will be treated as an ordinary loss for tax purposes. This loss will result in a deferred tax asset of $7.4 million, which can be carried forward for up to 20 years and used against future taxable income. There is no net income tax benefit related to this item due to the full valuation allowance against federal deferred tax assets.
A valuation allowance has been recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. The valuation allowance at December 31, 2016 and December 31, 2015 was $31.2 million and $20.1 million, respectively.
In 2016, the Company added $11.0 million to the valuation allowance, of which $11.4 million increase related to the Company's federal deferred tax assets, $1.5 million increase related to state tax benefits, $1.8 million increase related to the Canadian capital loss and $3.7 million reduction related to the disposition of Anders.
In 2015, the Company added $15.0 million to the valuation allowance, of which $11.3 million related to the Company's federal deferred tax assets, $3.5 million related to state tax benefits and $0.2 million related to foreign deferred tax assets due to cumulative tax losses.
In 2014, the Company released $0.3 million of valuation allowance due primarily to foreign exchange movement.
As of December 31, 2016, the Company had no material unrecognized tax benefits that, if recognized, would impact the effective tax rate.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

The Company files a consolidated U.S. federal income tax return and files state and foreign income tax returns in various jurisdictions as required. The U.S. federal income tax return is open for examination back to 2013. State and foreign income tax returns remain open for examination back to 2011 in major jurisdictions in which the Company operates.
The Company has not recorded incremental deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management’s intention to reinvest such earnings for the foreseeable future. As of December 31, 2016, the undistributed earnings of the foreign subsidiaries amounted to approximately $23.3 million. The repatriation of overseas earnings by way of dividends or reduction in paid up capital would give rise to the taxation of the unremitted earnings in the United States.  We estimate that there is no unrecorded deferred tax liability associated with such repatriation as of December 31, 2016 due to the availability of Federal net operating loss carryforwards and foreign tax credits that are currently subject to a valuation allowance.

11.    Commitments, Contingencies and Legal Proceedings

Lease Commitments
The Company leases office facilities and equipment under operating leases. The office facilities are generally used for sales, recruitment, engineering, design, drafting and administrative functions and are under leases with various expiration dates in the future. Rent expense for operating leases was $10.8 million, $12.0 million and $12.0 million in 2016, 2015 and 2014, respectively. Sublease proceeds were $0.2 million, $0.3 million and $0.3 million in 2016, 2015 and 2014, respectively. Future minimum annual rental payments under non-cancelable leases, excluding expected sublease proceeds between $0.1 million and $0.2 million for the year 2017 through 2019, are as follows for the indicated periods:

Year	Amount

2017	$9,001
2018	8,513
2019	5,119
2020	3,255
2021	1,644
Thereafter	6,959
Total	$34,491

Self-Insurance
The Company self-funds certain costs related to workers' compensation and employee health benefit claims. The Company maintains stop-loss insurance for workers’ compensation and health care benefit claims that generally limits the Company’s exposure to $0.3 million and $0.2 million per incident, respectively. The Company records expense for its estimated claims exposure based on incurred claims, historical experience and third-party insurance professionals or actuaries. The amounts accrued give consideration to the estimated undiscounted cash payments expected to be paid to satisfy existing claims and a reserve for incurred-but-not-reported claims. The accrual for workers’ compensation estimated claims exposure was $2.1 million and $1.9 million as of December 31, 2016 and 2015, respectively. The Company established its self-funded health benefits program during 2011 and had accrued $4.4 million and $5.1 million as of December 31, 2016 and 2015, respectively, for its estimated claims exposure.

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

12.    Retirement Plan

The CDI Corporation 401(k) Saving Plan (the "Plan") is a defined contribution retirement plan maintained for the benefit of eligible employees and qualified under section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary tax deferred contributions to the Plan and the Company, at its discretion, may make matching contributions subject to certain limitations. Participants are fully vested in their contributions and in the Company's matching contributions at all times except in certain limited instances. The Company recorded Plan expenses of $2.3 million, $2.7 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, in the consolidated statements of operations. Plan expenses are based on a formula using a percentage of compensation or an amount determined by the Board of Directors.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

13.    Related Party Transactions

A member of the Company’s Board of Directors is a senior partner of a law firm that provides legal services to the Company. Total disbursements to this law firm for legal services approximated $0.9 million, $1.1 million and $0.6 million in 2016, 2015 and 2014, respectively.

14.    Reporting Segments

During December 2015, the Company adopted an operational realignment plan and, as a result, certain historical segment financial information has been reclassified to conform to the current period segment presentation that became effective during the first quarter of 2016. This reclassification did not impact any previously reported consolidated revenues, gross profit or results of operations.
The Company's reporting segments are as follows:

•
Enterprise Talent - Enterprise Talent provides staff augmentation, placement and other staffing-related services to support its clients’ access to engineering and technology personnel on a temporary or permanent basis. Enterprise Talent focuses on delivering its services to medium and larger sized enterprises that have ongoing needs for skilled and technical labor. The duration of individual client engagements can range from several months to multiple years based on a client’s project, seasonal or business cycle needs. In addition, Enterprise Talent offers enterprise clients managed staffing program services, vendor management solutions, certification management solutions, and recruitment process outsourcing solutions. Enterprise Talent currently operates in North America under the CDI® brand name. During 2016, 2015 and 2014, IBM accounted for approximately 14%, 15% and 15%, respectively, of the Company’s consolidated revenue. In September 2016, the Company and IBM executed a new two year Master Statement of Work that extends the term until September 16, 2018. IBM may terminate the contract with or without cause at any time. On September 16, 2016, CDI completed the sale of Anders, the Company's UK staffing and recruitment business. See Note 4—Acquisition and Dispositions.

•
Specialty Talent and Technology Solutions - Specialty Talent and Technology Solutions provides clients with specialized technology talent and solutions through a multi-faceted delivery model that spans staff augmentation and placement services, project execution and management services, and outsourced managed services. Specialty Talent, currently comprised entirely of EdgeRock, provides staff augmentation services focused on specialized information technology skillsets, including enterprise resource planning, business intelligence, analytics, infrastructure and application management and development. Technology Solutions provides a range of information technology professional services in a consult, integrate and operate model. These services include IT strategy and consulting, assessments, execution of IT infrastructure and IT engineering solutions, business application solutions, digital marketing services, service management, quality assurance and testing, and program management.

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

◦
EC&I serves producers and operators of energy, chemicals, industrial, education and civil infrastructures with a full range of engineering solutions. Specific services include up-front planning, engineering design, industrial and commercial architecture, design/build, transportation and civil engineering, site services, procurement, construction management, start up and commissioning.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

•
Management Recruiters International (MRI) - MRI is a global franchisor that does business as MRINetwork® and provides the use of its trademarks, business systems and training and support services to its franchisees, who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their clients. The MRI franchisees provide permanent placement services primarily under the brand names MRINetwork®, Management Recruiters® and Sales Consultants®. MRI also provides training and support, implementation and back-office services to enable franchisees to pursue contract staffing opportunities.

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
Reporting segment data is presented in the following table for the indicated periods:

	Year ended December 31,
	2016	2015	2014

Revenue:
Enterprise Talent (1)	$495,955	$595,963	$728,686
Specialty Talent and Technology Solutions (4)	74,931	41,430	32,145
Engineering Solutions	243,298	294,941	303,237
MRI	50,183	53,160	58,904
Total revenue	$864,367	$985,494	$1,122,972

Gross profit:
Enterprise Talent (1)	$56,362	$71,928	$88,738
Specialty Talent and Technology Solutions (4)	22,108	13,432	10,920
Engineering Solutions	59,210	73,391	79,184
MRI	24,440	26,150	27,715
Total gross profit	$162,120	$184,901	$206,557

Operating profit (loss):
Enterprise Talent (1), (2), (5)	$(7,504)	$(1,448)	$24,594
Specialty Talent and Technology Solutions (2), (3), (4)	(483)	731	4,053
Engineering Solutions (2), (5), (6)	(10,238)	(12,840)	(12,309)
MRI (2)	3,980	6,012	6,531
Corporate (2), (7)	(16,238)	(21,051)	(17,483)
Total operating profit (loss)	(30,483)	(28,596)	5,386
Other income (expense), net	(988)	61	(228)
Income (loss) before income taxes	$(31,471)	$(28,535)	$5,158

(1)    On September 16, 2016, the Company completed the sale of Anders, the Company's UK staffing and recruitment business, which is included in Enterprise Talent, and recorded a charge of $11.3 million on disposition. Anders results are presented in the following table for the indicated periods (excluding allocation of corporate costs):

	Year ended December 31,
	2016	2015	2014

Revenue	$59,302	$104,977	$113,691
Gross profit	9,758	17,579	19,121
Operating and administrative expenses	11,542	19,503	18,716
Impairment	—	10,653	—
Operating income (loss)	(1,784)	(12,577)	405

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

(2)
In 2016, 2015 and 2014, the Company recorded pre-tax charges of $3.8 million, $4.2 million and $3.6 million, respectively, to "Restructuring and other related costs" related to certain Restructuring Plans. The following table summarizes the amount of restructuring and other related costs recognized by reporting segment for the indicated periods:

	Year ended December 31,
	2016	2015	2014

Enterprise Talent	$433	$1,084	$1,001
Specialty Talent and Technology Solutions	215	130	152
Engineering Solutions	2,690	2,153	2,092
MRI	206	—	259
Corporate	223	850	141
Restructuring and other related costs	$3,767	$4,217	$3,645

(3)
In 2016, the Company's Specialty Talent and Technology Solutions segment recorded a benefit to "Operating and administrative expenses" of $0.8 million related to the reversal of the EdgeRock acquisition earnout liability.

(4)	On October 6, 2015, the Company acquired EdgeRock, which is included in Specialty Talent and Technology Solutions.

(5)
In 2015, the Company recorded an aggregate charge of $21.5 million to "Impairment" related to the impairment of goodwill comprised of $10.7 million in Enterprise Talent and $10.4 million in Engineering Solutions and $0.5 million related to the impairment of certain fixed assets in Engineering Solutions.

(6)	In 2014, the Company's Engineering Solutions segment recorded $14.7 million of charges to "Impairment" related to the impairment of goodwill, definite-lived intangibles and other assets.

(7)	In 2015, the Company recorded a pre-tax gain of $0.8 million for sale of a non-operating corporate asset. Proceeds from the sale were $1.2 million.

Inter-segment activity is not significant; therefore, revenue reported for each operating segment is substantially from external customers.

Total depreciation and amortization by reporting segment is presented in the table below for the indicated periods:

	Year ended December 31,
	2016	2015	2014

Depreciation and amortization:
Enterprise Talent	$1,070	$1,253	$1,038
Specialty Talent and Technology Solutions	2,632	2,483	368
Engineering Solutions	4,630	5,724	6,231
MRI	275	295	344
Corporate	1,693	1,924	2,736
Total depreciation and amortization	$10,300	$11,679	$10,717

Reporting segment asset data is presented in the following table as of the indicated dates:

	December 31,
	2016	2015

Assets:
Enterprise Talent	$102,770	$137,695
Specialty Talent and Technology Solutions	38,505	40,127
Engineering Solutions	93,067	93,810
MRI	22,558	23,273
Corporate	32,392	44,192
Total assets	$289,292	$339,097

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

Capital expenditure data by reporting segment is presented in the table below for the indicated periods:

	Year ended December 31,
	2016	2015	2014

Purchases of property and equipment:
Enterprise Talent	$256	$2,046	$2,008
Specialty Talent and Technology Solutions	266	318	635
Engineering Solutions	1,316	4,276	5,050
MRI	56	153	38
Corporate	5,697	1,147	1,043
Total purchases of property and equipment	$7,591	$7,940	$8,774

The Company is domiciled in the U.S. and its reporting segments operate primarily in the U.S. and Canada, except for Enterprise Talent prior to the sale of Anders, the Company's UK staffing and recruitment business, on September 16, 2016. Revenue attributable to foreign countries is determined based on the customer’s country of domicile. Revenue and fixed assets by geographic area are presented in the tables below for the indicated periods:

	Year ended December 31,
	2016	2015	2014

Revenue:
US	$686,526	$738,400	$798,285
Canada	117,712	139,068	206,410
UK	59,302	105,784	113,681
Other	827	2,242	4,596
Total revenue	$864,367	$985,494	$1,122,972

	December 31,
	2016	2015

Property and equipment, net:
US	$18,052	$17,612
Canada	137	158
UK	—	958
Total property and equipment, net	$18,189	$18,728

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

15.    Selected Quarterly Financial Information (Unaudited)

The following is a summary of quarterly financial information for the indicated periods:

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$233,524	$226,693	$220,260	$183,890	$864,367
Gross profit	43,275	42,095	40,533	36,217	162,120
Operating and administrative expenses (1), (2)	47,047	48,315	43,675	38,498	177,535
Restructuring and other related costs (3)	49	240	3,478	—	3,767
Loss on disposition of business interest (4)	—	—	11,301	—	11,301
Operating loss	(3,821)	(6,460)	(17,921)	(2,281)	(30,483)
Loss before income taxes	(3,970)	(6,912)	(18,033)	(2,556)	(31,471)
Net loss (5)	(4,817)	(7,484)	(17,818)	(1,454)	(31,573)
Net loss attributable to CDI	(4,817)	(7,484)	(17,818)	(1,454)	(31,573)
Earnings (loss) per common share:
Basic	$(0.24)	$(0.39)	$(0.96)	$(0.08)	$(1.66)
Diluted	$(0.24)	$(0.39)	$(0.96)	$(0.08)	$(1.66)

(1)
In 2016, the Company's Specialty Talent and Technology Solutions segment recorded a benefit to "Operating and administrative expenses" of $0.8 million related to the reversal of an acquisition-related earnout.

(2)	In 2016, the Company's Engineering Solutions segment recorded a charge to "Operating and administrative expenses" of $1.0 million related to project-related disputes.

(3)	In 2016, the Company recorded an aggregate pre-tax charge of $3.8 million to "Restructuring and other related costs" related to certain restructuring plans.

(4)	In 2016, the Company's Enterprise Talent segment recorded a charge of $11.3 million related to loss on disposition of Anders, the Company's UK-based staffing and recruitment business.

(5)	In 2016, the Company recorded a valuation allowance for deferred tax assets in the amount of $11.0 million, including $8.9 million in the third quarter of 2016.

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$257,458	$246,821	$244,662	$236,553	$985,494
Gross profit	46,770	46,647	46,827	44,657	184,901
Operating and administrative expenses	45,273	45,444	46,853	49,863	187,433
Restructuring and other related costs (1)	47	—	566	3,604	4,217
Impairment (2)	—	—	21,537	—	21,537
Loss on disposition of business interest	310	—	—	—	310
Operating profit (loss)	1,140	1,203	(22,129)	(8,810)	(28,596)
Income (loss) before income taxes (3)	1,153	1,106	(21,446)	(9,348)	(28,535)
Net income (loss) (4)	387	(157)	(20,202)	(17,114)	(37,086)
Net income (loss) attributable to CDI	470	(157)	(20,202)	(17,114)	(37,003)
Earnings (loss) per common share:
Basic	$0.02	$(0.01)	$(1.03)	$(0.87)	$(1.88)
Diluted	$0.02	$(0.01)	$(1.03)	$(0.87)	$(1.88)

(1)	In 2015, the Company recorded an aggregate pre-tax charge of $4.2 million to "Restructuring and other related costs" related to certain restructuring plans.

(2)
In 2015, the Company recorded an aggregate charge of $21.5 million to "Impairment" related to the impairment of goodwill comprised of $10.7 million in Enterprise Talent and $10.4 million in Engineering Solutions and $0.5 million related to the impairment of certain fixed assets in Engineering Solutions.

(3)	In 2015, the Company recorded a pre-tax gain of $0.8 million for sale of a non-operating corporate asset. Proceeds from the sale were $1.2 million.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages)

(4)	In 2015, the Company recorded a valuation allowance for deferred tax assets in the amount of $15.0 million, including $11.8 million in the fourth quarter of 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in this Form 10-K Report is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing of the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited and issued its report on effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which is included herein.

(c) Changes in Internal Control
There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CDI Corp.:

We have audited CDI Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CDI Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CDI Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CDI Corp. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2016, and our report dated March 8, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 8, 2017

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

Equity Compensation Plan Information
The following table provides information as of December 31, 2016 regarding shares of the Company’s common stock that may be issued under the Restated Omnibus Plan. See Note 8—Stock-Based Compensation, in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K Report, for further information related to the Restated Omnibus Plan.

(in thousands, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
	A	B		C

Equity compensation plans approved by security holders (a)	1,149	$17.23	(b)	1,124
Equity compensation plans not approved by security holders	—	—		—
Total	1,149	$17.23		1,124

(a)
As of December 31, 2016, no shares would have been issuable to participants upon exercise of Stock Appreciation Rights (SARs) under the Restated Omnibus Plan. Holders of SARs can, upon vesting, receive shares of CDI common stock having a value equal to any appreciation in the market price of the stock on the date of exercise over the market price on the date of grant. Based on the market price of CDI common stock on December 31, 2016 of $7.40, the market price exceeded the exercise price for none of the 75 thousand SARs outstanding as of December 31, 2016 under the Restated Omnibus Plan.

As of December 31, 2016, 53 thousand shares would have been issuable to participants upon exercise of Stock Options under the Restated Omnibus Plan. Employee stock options generally vest ratably over a four to five year period and expire seven years from the date of grant.
As of December 31, 2016, 936 thousand shares of Time-Vested Deferred Stock (TVDS) were outstanding and held by various employees and directors. For most employees, the shares of TVDS generally vest over four years and will generally be forfeited prior to vesting if the holder’s employment with the Company ends prior to the applicable vesting date. For directors, the shares of TVDS vest on the third anniversary of the date of grant.

As of December 31, 2016, 160 thousand shares of performance-based share awards were outstanding under the Restated Omnibus Plan, vesting at various times over the course of the next two to five years if the applicable performance goals are met. The fair value of a performance-based share award is determined and the number of shares of common stock to be awarded is fixed on the date of grant.
As of December 31, 2016, 1,422 thousand performance units were outstanding. This number is based on achieving the maximum level of performance, and so not all (or any) of those outstanding awards are earned, they are converted into their then cash equivalent and settled in cash shortly after vesting. These awards are not factored into the number of securities to be issued upon exercise in column A above, but based on the terms of the Restated Omnibus Stock Plan, have reduced the number of securities remaining available for issuance in column C above.

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
The consolidated balance sheets of the Registrant as of December 31, 2016 and 2015, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the years ended December 31, 2016, 2015 and 2014, the footnotes thereto, and the reports of KPMG LLP, independent registered public accounting firm, are filed herewith.

(b)	Financial Statement Schedules:
All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(c)	Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Articles of Incorporation of the Registrant, as amended effective December 11, 2007	10-K	001-05519	3.1	3/7/2008
3.2	Bylaws of the Registrant, as amended effective December 16, 2014	10-K	001-05519	3.2	3/12/2015
10.1*	CDI Corp. Amended and Restated Omnibus Stock Plan	Def. Proxy Stmt. (14A)	001-05519	Appendix B	4/20/2015
10.2*	CDI Corporation Deferred Compensation Plan	10-K	001-05519	10.e	3/31/2005
10.3*	Executive Severance Program applicable to executive officers of the Registrant	10-K	001-05519	10.12	3/11/2009
10.4*	Executive Stock Purchase Opportunity Program approved by the Board of Directors of the Registrant on March 9, 2006	8-K	001-05519	10.1	3/15/2006
10.5*	Changes to the Directors' Compensation Arrangements, approved by the Board of Directors on June 11, 2007 and effective on July 18, 2007	10-Q	001-05519	10	8/3/2007
10.6*	Form of Director's Time-Vested Deferred Stock Award	10-Q	001-05519	10.a	11/7/2007
10.7*	Employment Agreement between CDI Corporation and Brian D. Short effective March 16, 2009, and offer letter dated February 11, 2009 from CDI Corporation to Brian D. Short	10-Q	001-05519	10.2	8/6/2009
10.8*	Policy on Cash Bonus Awards and Equity Awards “Clawback”	10-K	001-05519	10.37	3/2/2010
10.9*	Form of Stock Appreciation Rights Agreement for 2010 grants	10-Q	001-05519	10.1	11/5/2010
10.10*	Form of Time-Vested Deferred Stock Agreement for 2010 awards	10-Q	001-05519	10.2	11/5/2010
10.11*	Form of Performance-Contingent Deferred Stock Agreement for 2010 awards	10-Q	001-05519	10.3	11/5/2010
10.12*	Form of Non-Qualified Option Agreement for 2012 awards to executive officers	8-K	001-05519	10.1	11/7/2012
10.13*	Form of Performance Shares Agreement for 2012 awards to executive officers	8-K	001-05519	10.2	11/7/2012
10.14	Technical Services Agreement dated as of July 24, 2009 between CDI Corporation and International Business Machines Corporation	10-K	001-05519	10.34	3/1/2013
10.15	Predominant Supplier Attachment to the Technical Services Statement of Work between CDI Corporation and International Business Machines Corporation effective as of July 1, 2008	10-Q	001-05519	10.3	8/8/2008
10.16	Master Statement of Work between CDI Corporation and International Business Machines Corporation effective as of December 31, 2011	8-K	001-05519	10.1	12/22/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.17*	Offer Letter dated July 23, 2013 from CDI Corporation to William J. Wasilewski	10-Q	001-05519	10.1	11/1/2013
10.18*	Employment Agreement between CDI Corporation and William J. Wasilewski effective August 19, 2013	10-Q	001-05519	10.2	11/1/2013
10.19*	Form of 2013 Executive Incentive Program Overview distributed to executive officers	10-Q	001-05519	10.4	11/1/2013
10.20*	Form of Performance Shares Agreement	8-K	001-05519	10.1	3/6/2014
10.21*	Form of 2014 Executive Incentive Program Overview distributed to executive officers	10-Q	001-05519	10.1	8/6/2014
10.22*	Employment Agreement between CDI Corp. and Scott J. Freidheim dated as of September 10, 2014	8-K	001-05519	10.1	9/15/2014
10.23*	Employment Agreement between CDI Corporation and D. Hugo Malan dated October 20, 2014	10-K	001-05519	10.39	3/5/2015
10.24*	Performance Units Agreement between CDI Corp. and D. Hugo Malan dated October 27, 2014	10-K	001-05519	10.40	3/5/2015
10.25*	Employment Agreement between CDI Corporation and Michael S. Castleman dated October 20, 2014	10-K	001-05519	10.41	3/5/2015
10.26*	Performance Units Agreement between CDI Corp. and Michael S. Castleman dated October 28, 2014	10-K	001-05519	10.42	3/5/2015
10.27	Amendment to Master Statement of Work between International Business Machines Corporation and CDI Corporation effective on December 4, 2014	8-K	001-05519	10.1	12/30/2014
10.28*	CDI Corp. Executive Bonus Plan	Def. Proxy Stmt. (14A)	001-05519	Appendix C	4/20/2015
10.29*	Long-Term Incentive Award between CDI Corp. and Brian D. Short granted May 19, 2015	10-Q	001-05519	10.1	8/6/2015
10.30*	Long-Term Incentive Award between CDI Corp. and William J. Wasilewski granted May 19, 2015	10-Q	001-05519	10.2	8/6/2015
10.31	Share Purchase Agreement by and among CDI Corporation, EdgeRock Technologies, LLC, the sellers listed on the signature pages thereto and MEP Advisors, LLC solely in its capacity as representative of the sellers dated as of October 6, 2015	8-K	001-05519	2.1	10/13/2015
10.32	Credit Agreement dated October 30, 2015 among CDI Corp. and several of its subsidiaries and Bank of America, N.A. and the other lenders under the Credit Agreement	8-K	001-05519	10.1	11/4/2015
10.33	Amendment No. 1 dated as of June 30, 2016 to the Credit Agreement dated October 30, 2015 among CDI Corp. and several of its subsidiaries and Bank of America, N.A. and the other lenders under the Credit Agreement	10-Q	001-05519	10.1	8/4/2016
10.34	Amendment No. 2 to Credit Agreement, Waiver and Consent dated September 16, 2016 among CDI Corp. and several of its subsidiaries and Bank of America, N.A. and the other lenders under the Credit Agreement	10-Q	001-05519	10.1	11/3/2016
10.35*	Change to director compensation approved by the CDI Corp. Board of Directors in May 2016	10-Q	001-05519	10.2	11/3/2016
10.36*	Separation Agreement between CDI Corp. and Scott Freidheim dated September 15, 2016	8-K	001-05519	10.1	9/19//2016
10.37	Master Statement of Work between International Business Machines Corporation and CDI Corporation effective on September 17, 2016	8-K	001-05519	10.1	9/22/2016
10.38	Supplier Relationship Agreement between International Business Machines Corporation and CDI Corporation effective on September 3, 2016	8-K	001-05519	10.2	9/22/2016
10.39	Agreement for the Sale and Purchase of CDI AndersElite Limited, dated September 16, 2016, by and between CDI Corporation and AndersElite Holdings Ltd.	8-K	001-05519	1.1	9/22/2016
10.40*	Separation Agreement between CDI Corporation and D. Hugo Malan dated November 7, 2016	8-K	001-05519	10.1	11/8/2016

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

21	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101* *
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes a management contract or compensatory plan or arrangement.

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

CDI Corp.
Date:	March 8, 2017	By:	/s/ Michael S. Castleman
Michael S. Castleman
President, Interim Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Castleman	By:	/s/ Anna M. Seal	By:	/s/ Lawrence C. Karlson
	Michael S. Castleman		Anna M. Seal		Lawrence C. Karlson
	President, Interim Chief Executive		Director		Director
	Officer and Chief Financial Officer	Date:	March 8, 2017	Date:	March 8, 2017
(Principal Executive Officer and
Principal Financial Officer)
Date:	March 8, 2017

By:	/s/ Thomas M. Walsh	By:	/s/ Michael J. Emmi	By:	/s/ Ronald J. Kozich
	Thomas M. Walsh		Michael J. Emmi		Ronald J. Kozich
	Chief Accounting Officer		Director		Director
	(Principal Accounting Officer)	Date:	March 8, 2017	Date:	March 8, 2017
Date:	March 8, 2017

By:	/s/ Walter R. Garrison	By:	/s/ Barton J. Winokur	By:	/s/ Albert E. Smith
	Walter R. Garrison		Barton J. Winokur		Albert E. Smith
	Director		Director		Director
Date:	March 8, 2017	Date:	March 8, 2017	Date:	March 8, 2017

By:	/s/ Joseph L. Carlini
Joseph L. Carlini
Director
Date:	March 8, 2017