Form 10-K/A
period 2016-12-31
CDI CORP
filed 2017-04-28
CIK 18396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

or

☐	Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

for the Transition Period from                      to

Commission file number: 001-05519

CDI Corp.

(Exact name of registrant as specified in its charter)

Pennsylvania
(State of incorporation)	Securities registered pursuant to Section 12(b) of the Act:

1735 Market Street, Suite 200, Philadelphia, PA 19103	Common stock, $0.10 par value
(Address of principal executive offices)	(Title of each class)

23-2394430	New York Stock Exchange
(I.R.S. Employer Identification Number)	(Name of exchange on which registered)

(215) 569-2200
(Registrant’s telephone number, including area code)	Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    ☐  YES    ☒  NO

As of June 30, 2016, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $84.3 million computed by reference to the reported price at which the common equity was last sold on the New York Stock Exchange on June 30, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock as of April 24, 2017 was as follows:

Common stock, $0.10 par value	18,692,201 Shares
Class B common stock, $0.10 par value	None

Documents Incorporated By Reference

None

EXPLANATORY NOTES

Unless expressly indicated or the context requires otherwise, the terms “CDI,” the “company,” the “Registrant”, “we,” “us,” and “our” in this document refer to CDI Corp., a Pennsylvania corporation.

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original 10-K Filing”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 8, 2017 (the “Original Filing Date”). The purpose of this Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because we will not be filing a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K Filing. On March 20, 2017, CDI announced that it will be moving its annual shareholders’ meeting to the fourth quarter of this year. The reference on the cover of the Original 10-K Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original 10-K Filing are hereby amended and restated in their entirety. This Amendment does not amend, modify or otherwise update any other information in the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing and our other filings made with the SEC after the Original Filing Date.

Also in accordance with Rule 12b-15 under the Securities Exchange Act, this Amendment contains a new certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which is attached hereto. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certification have been omitted.

CDI CORP.

FORM 10-K/A

For the Fiscal Year Ended December 31, 2016

Amendment No.  1

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names of our directors and executive officers and information about them as of April 17, 2017 are set forth below. There are no family relationships among any of our directors or executive officers.

Directors

Below is information about the current members of CDI’s Board of Directors (the “Board”), including each person’s age, positions held, principal occupation and business experience for at least the past five years, and the names of other publicly-held companies of which the person currently serves as a director or has served as a director during at least the past five years. Information is also presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Governance and Nominating Committee and our Board to the conclusion that he or she should serve as a director of CDI. All of the directors below were elected at CDI’s 2016 shareholders’ meeting, to serve until the next annual meeting of the shareholders of the company.

JOSEPH L. CARLINI

Mr. Carlini, age 54, has been a director of CDI since May 2014. Mr. Carlini has been the Chief Executive Officer of McKean Defense Group, Inc., an engineering and technology solutions firm that provides services to the U.S. Navy and other federal government customers, since 2006. From 1998 until 2006, he was a Group Senior Vice President of Science Applications International Corporation (SAIC), a provider of technical, engineering and enterprise IT services, primarily to the U.S. government.

Mr. Carlini has significant senior leadership, management and operational experience, including over ten years as the CEO of a professional services company. He brings to our Board extensive knowledge and experience in the engineering, IT and outsourcing fields and in the federal defense industry, all of which are important to CDI’s business. He has an engineering degree, which gives him a technical understanding of a major segment of CDI’s business.

MICHAEL J. EMMI

Mr. Emmi, age 75, has been a director of CDI since 1999. Since 2002, he has been the Chairman of the Board of IPR International LLC, which provides electronic data backup storage, archiving, business continuity and data center services. He was the Chief Executive Officer of IPR International LLC from 2002 to April 2013. From 1985 to 2002, he was the Chairman and CEO of Systems & Computer Technology Corporation, a public company which provided information technology services and software to higher education, local government, utilities and manufacturing customers. He served as a director of Metallurg, Inc. from 2003 to 2007 and as a director of Education Management Corporation from 2004 to 2006.

Mr. Emmi has significant senior leadership, management and operational experience, including many years as CEO of a public professional services company. He brings to our Board extensive knowledge and experience in the IT and outsourcing fields, which are important parts of CDI’s business. He has considerable experience in corporate transactions, such as mergers and acquisitions, which is valuable to our Board. He also has experience as a director of other public companies.

WALTER R. GARRISON

Mr. Garrison, age 90, has been a director of CDI since 1958 and the Chairman of the Board of CDI since 1961. From 1961 until 1997, he was also the President and CEO of CDI.

As the long-time CEO and Chairman of the company, Mr. Garrison has demonstrated executive leadership and broad management skills in building CDI’s business. He brings to the Board his extensive knowledge of CDI and the engineering, staffing and outsourcing businesses. Due to his experience as a registered professional engineer, he possesses a technical understanding of a major segment of CDI’s business.

LAWRENCE C. KARLSON

Mr. Karlson, age 74, has been a director of CDI since 1989. He is currently a private investor and independent consultant for industrial and technology companies. He was the Chairman and CEO of Berwind Financial Corporation, a leveraged buyout group, from 2001 to 2004. Prior to that time, he served as Chairman of Spectra-Physics AB, a provider of laser technology and products, President and CEO of Pharos AB, an instrumentation manufacturer, President and CEO of Nobel Electronics, a manufacturer of transducers, and President, U.S. Operations of Fischer & Porter Co., a designer and manufacturer of process instrumentation. He has served as a director of H&E Equipment Services, Inc. since 2005. He was a director of Campbell Soup Company from 2009 until November 2015. He was the Chairman of the Board of Mikron Infrared Company, Inc. from 2000 until 2007. Mr. Karlson is the author of “Corporate Value Creation”, published by John Wiley & Sons in 2015.

Mr. Karlson has broad senior leadership, management and operational experience. He has held senior executive positions at companies based outside the United States, giving him a global perspective that may be helpful for CDI. He has substantial experience in corporate transactions, such as mergers and acquisitions, which is valuable to our Board. He also has experience as a director of numerous public companies over the years, including service as the chairman of public company boards, which benefits our Board.

RONALD J. KOZICH

Mr. Kozich, age 78, has been a director of CDI since 2003. He was the Managing Partner of the Philadelphia region of Ernst & Young LLP, a large accounting firm, from 1991 to 1999, when he retired. He is a Certified Public Accountant. He served as a director of Tasty Baking Company from 2000 to 2011.

Mr. Kozich’s extensive financial and accounting knowledge and experience is valuable to our Board and the Audit Committee. He fills an important role as an “audit committee financial expert”. He brings to the Board management, human resources and operational experience from his career at Ernst & Young LLP. He also served for many years on the board of directors of a public company and as an audit committee financial expert at that public company.

ANNA M. SEAL

Ms. Seal, age 61, has been a director of CDI since 2010. Since 2015, she has been actively involved in the launch of Falcon Therapeutics Inc., a biotechnology company focused on stem cell therapies for the treatment and cure of brain cancer. From 2001 to 2012, she was Senior Vice President and Chief Financial Officer of the Global Manufacturing and Supply Division of GlaxoSmithKline, a major pharmaceutical and consumer healthcare company. She previously served as General Manager and CFO of Smithkline Beecham’s Animal Health Division, effecting a turnaround and subsequent sale of that business. Ms. Seal is a Certified Public Accountant and is a member of the Financial Executives Institute and American Institute of Certified Public Accountants. She served as a director of Arrow International, Inc. from 2005 until 2007 and served on that company’s Audit Committee as the “audit committee financial expert”.

Ms. Seal has substantial financial, executive and operational experience. Her extensive financial and accounting knowledge is valuable to our Board and to our Audit Committee. She serves as one of CDI’s “audit committee financial experts”. She also has significant experience in the areas of general management, strategic planning, business restructuring, and corporate acquisitions and dispositions, both domestically and internationally, which is beneficial to our Board.

ALBERT E. SMITH

Mr. Smith, age 67, has been a director of CDI since 2008 and served as Lead Director from February 2014 to November 2016. He was the Chairman of Tetra Tech, Inc., an environmental engineering and consulting firm, from 2006 until 2008. He was Executive Vice President of Lockheed Martin Corporation, an aerospace, defense, security and technology company, from 2000 to 2004. He has served as a director of Tetra Tech, Inc. since 2005 and as a director of Curtiss-Wright Corporation since 2006.

Mr. Smith has significant executive, management and operational experience, including his leadership roles at Tetra Tech, Inc. and Lockheed Martin Corporation. He brings broad knowledge of the engineering services business and the federal defense industry, which are important parts of CDI’s business. Mr. Smith has an engineering degree, which gives him a technical understanding of CDI’s engineering business. He also has experience as a director of other public companies.

BARTON J. WINOKUR

Mr. Winokur, age 77, has been a director of CDI since 1968. He has been a partner at Dechert LLP, an international law firm, since 1972. He was the Chairman and CEO of Dechert LLP from 1996 to 2011.

Mr. Winokur has extensive experience as a lawyer in representing public and private companies in complex transactions such as mergers, acquisitions, divestitures and joint ventures. He has counseled many boards of directors of public companies in connection with a wide variety of corporate governance matters. His knowledge and background in those areas are valuable to CDI’s Board. Mr. Winokur also has demonstrated executive leadership as the Chairman and CEO of a large global law firm. As a long-serving director of CDI, Mr. Winokur has extensive knowledge of the company and its business. He also has experience as a director of other public companies.

Executive Officers

Below is information about the current executive officers of CDI, including each person’s age, positions held, and business experience for at least the past five years. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors.

MICHAEL S. CASTLEMAN

Mr. Castleman, age 49, has been the President and interim Chief Executive Officer of CDI since September 15, 2016. He is, and has been since March 2015, CDI’s Chief Financial Officer. He was an Executive Vice President of CDI from October 2014 until September 15, 2016. From October 2014 to March 2015, he was CDI’s Executive Vice President - Corporate Development and Operations. Prior to joining CDI, Mr. Castleman was President of the Kenmore, Craftsman and DieHard business unit of Sears Holdings Corporation (“SHC”) and a Corporate Senior Vice President of SHC (from September 2011 to October 2014). He was the Chief Financial Officer of the Kenmore, Craftsman and DieHard business unit of SHC and a Corporate Vice President of SHC from April 2011 to August 2011. From January 2009 to January 2011, he was a founding partner of EHP Capital, LLC and Springline Advisors LLC (value-focused investment vehicles). He previously served as a Managing Director of Lehman Brothers Inc. and co-founder and co-head of Lehman Brothers Venture Partners.

BRIAN D. SHORT

Mr. Short, age 44, has been the Chief Administrative Officer and General Counsel of CDI since March 2009. He became an Executive Vice President in March 2015. Prior to joining CDI, he was a partner in the law firm of Dechert LLP and practiced in the firm’s Corporate and Securities group.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires CDI’s directors and executive officers, as well as beneficial owners of more than 10% of the outstanding shares of common stock, par value $.10 per share, of CDI (which is referred to in this Amendment as “CDI stock”), to file with the SEC initial reports of ownership and reports of changes in ownership of CDI stock. To the company’s knowledge, based on a review of copies of such reports furnished to CDI and on written representations made by such persons, all of CDI’s directors, executive officers and beneficial owners of more than 10% of CDI stock in 2016 complied with all Section 16(a) filing requirements for 2016.

Code of Conduct

The Board has adopted a Code of Conduct that sets forth the principles, policies and obligations that must be adhered to by CDI and its directors, officers and employees (including CDI’s principal executive officer, principal financial officer, principal accounting officer and controller). The Code of Conduct is designed to foster a culture at CDI in which legal and ethical conduct is recognized, practiced and valued. Associated with the Code of Conduct are various conduct policies focusing on specific topics, such as our Insider Trading Policy, Disclosure Policy, Conflicts of Interest Policy, Anti-Corruption Policy and Policy on Privacy of Personal Data. A copy of the Code of Conduct can be found on our website at www.cdicorp.com (in the Investor Relations section) and will be provided in print to any shareholder who delivers a written request to Investor Relations, CDI Corp., 1735 Market Street, Suite 200, Philadelphia, PA 19103.

Any amendments to, or waivers of, provisions in our Code of Conduct that apply to our CEO, CFO, principal accounting officer or controller will be posted on our website at www.cdicorp.com (in the Investor Relations section) within four business days following the date of the amendment or waiver and will remain available on our website for at least a twelve-month period.

The Director Nominating Process

The Governance and Nominating Committee is responsible for identifying qualified Board candidates and recommending their nomination for election to the Board as well as for recommending the slate of nominees for election to the Board at each annual meeting of shareholders. The Board has concluded that all of the members of the Governance and Nominating Committee meet the standards for independence established by the NYSE. No member of the Governance and Nominating Committee is a former officer or employee of CDI.

The Governance and Nominating Committee is willing to consider prospective candidates recommended by CDI’s shareholders. There have been no material changes to the procedures by which shareholders may recommend nominees to CDI’s board of directors from the procedures described in CDI’s 2016 proxy statement, except that the address to which shareholders should submit the required information regarding prospective candidates has changed to the following:

Governance and Nominating Committee

Attention: Company Secretary

CDI Corp.

1735 Market Street, Suite 200

Philadelphia, PA 19103

Audit Committee Membership

The Audit Committee assists the Board in fulfilling its oversight responsibilities by: (a) reviewing the financial reports and other financial information provided by CDI to shareholders, the SEC and others; (b) monitoring the company’s financial reporting processes and internal control systems; (c) retaining the company’s independent registered public accounting firm (subject to shareholder ratification); (d) overseeing the company’s independent registered public accounting firm and internal auditors; and (e) monitoring CDI’s compliance with ethics policies and with applicable legal and regulatory requirements. No member of the Audit Committee is a current or former officer or employee of CDI. The NYSE and the SEC have adopted standards for independence of Audit Committee members. The Board has determined that each of the current members of the Audit Committee satisfies those independence standards.

The members of the Audit Committee are Lawrence Karlson (Chairman), Joseph Carlini, Ronald Kozich and Anna Seal. The Board has also determined that Ronald Kozich and Anna Seal each qualifies as an “audit committee financial expert” and has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The rules of the SEC define an “audit committee financial expert” as a person who has acquired certain attributes through education and experience that are particularly relevant to the functions of an audit committee. Mr. Kozich is a former Managing Partner of the Philadelphia region of the accounting firm Ernst & Young LLP and is a Certified Public Accountant. Ms. Seal is the former Senior Vice President and Chief Financial Officer of the Global Manufacturing and Supply Division of GlaxoSmithKline and is a Certified Public Accountant.

Item 11.	Executive Compensation.

Item 11 of this Amendment contains information regarding our compensation programs and policies and, in particular, their application to a specific group of individuals that are referred to as our “Named Executive Officers”. Under applicable SEC rules, our Named Executive Officers for this Amendment, who are also sometimes referred to as the “NEOs” or the “executives”, consist of Michael Castleman and Brian Short (current executives), as well as Scott Freidheim, Jill Albrinck and Hugo Malan (former executives).

Compensation Discussion and Analysis

Overview and Executive Summary

This Compensation Discussion and Analysis focuses on the following:

•	our executive compensation philosophy and guiding principles;

•	paying for performance;

•	how we make executive compensation decisions; and

•	the principal components of our executive compensation program and an analysis of 2016 compensation.

2016 Performance

CDI is going through a time of significant change and our Board of Directors and management team are working diligently to transform the company and position CDI for success.

Throughout 2016, we enhanced our position to more effectively implement our strategy. We created the Energy Chemical & Infrastructure vertical and the Specialty Talent & Technology Solutions segment, increasing our market focus. We improved our North America Staffing recruitment capabilities by shifting to skill-based practices, supported by offshore candidate sourcing and research. We implemented improved quality management and work-sharing processes within our Engineering Solutions units. We streamlined our portfolio with the disposition of AndersElite. And, we maintained our financial strength and flexibility through active expense and capital management, which contributed to positive cash flows, debt reduction, and a 5% decrease in shares outstanding. However, we are accelerating our transformation through more dramatic sales and operational execution discipline. Our current transformation plan is differentiated from past efforts through its deep operational focus that is based upon bringing together the best of the company’s capabilities, and engaging all members of the CDI team in a cohesive effort to increase value for CDI, as a whole.

Our company has faced financial pressure because many of our customers are within the industrial and oil and gas sectors that have experienced a downturn. As a result, the company is accelerating its transformation through the five enterprise-wide programs described above. This focus and discipline has been put in sharper focus with the executive management changes announced during 2016.

Below is a summary of the company’s financial results in 2016, as compared to the previous year:

Revenue	$864.4 million in 2016 versus $985.5 million in 2015 (excluding AndersElite, $805.1 million in 2016 vesrsus $880.5 million in 2015)

Net Income/Loss	Net loss of $31.6 million in 2016 versus net loss of $37 million in 2015

Adjusted EBITDA[1]	Adjusted EBITDA loss of $2.1 million in 2016 versus Adjusted EBITDA of $13.2 million in 2015

Earnings/Loss Per Share	Net loss per share of $(1.66) in 2016 versus net loss per share of $(1.88) in 2015

Adjusted Earnings Per Share[1]	Adjusted loss per diluted share of $(0.26) in 2016 versus adjusted earnings per share of $0.04 in 2015

Despite the company’s financial results, the company made progress in its transformation as described above. For example, during 2016, the company simplified its business with the sale of the UK-based AndersElite business and the managed exit from the non-core CommTech service line within the Energy, Chemical &Infrastructure vertical, which provided municipal 911 consulting services. In addition, the company grew its Government Services business by 6.4%, which exemplifies the potential of our new sales programs.

The company’s executive compensation program is structured so that a significant percentage of compensation is tied to the achievement of challenging levels of company performance – both short-term and long-term. As a result of the company’s financial results, no performance-based short-term or long-term incentive compensation was earned by executives participating in the short-term incentive compensation program for 2016, the value creation contingent awards granted in 2014 or 2015 or the performance share grants made in prior years. This reflects the pay-for-performance nature of CDI’s incentive compensation program.

Role of Say-on Pay and Shareholder Outreach

While the annual say-on-pay vote is not binding on the company, we believe that it is important for our shareholders to have an opportunity to vote on this proposal on an annual basis as a means to express their views regarding our executive compensation philosophy, our compensation policies and programs, and our decisions regarding executive compensation, all as disclosed in this Annual Report. Our Board of Directors and the Compensation Committee (referred to sometimes in this CD&A as the “Committee”) value the opinions of our shareholders.

At the 2016 annual meeting of shareholders, 84% of the votes cast on the advisory vote on our executive compensation proposal were in favor of our executive compensation as disclosed in the 2016 proxy statement, and 16% were opposed, and as a result our executive compensation was approved in that advisory vote. Though the shareholders overwhelmingly approved the executive compensation, we are committed to understanding the views of all the shareholders.

[1]	Adjusted EBITDA excludes from net income (loss) attributable to CDI: interest, income taxes, depreciation and amortization expense, impairment charges, restructuring and other related costs, share-based compensation expense, leadership transition costs, loss on disposition, certain acquisition and litigation items, gain from the sale of a non-operating corporate asset, impairment related costs and sales and use tax recovery benefit. Adjusted Earnings Per Share excludes from diluted earnings per common share impairment charges, restructuring and other related costs, leadership transition costs, loss on disposition, certain acquisition and litigation items, amortization of acquired intangibles, gain on sale of non-operating asset, impairment related costs, sales and use tax recovery benefit and the related income tax effect, including certain deferred tax adjustments. See the financial tables in Appendix A for more information on non-GAAP financial measures and the reconciliation of these measures to GAAP measures.

We believe that regular, transparent communication with our shareholders and other stakeholders is essential. Accordingly, throughout 2016, our CEO, CFO, CAO and head of investor relations met with shareholders and discussed, among other things, our executive compensation. Our management team met in-person or via telephone calls with shareholders holding over 40% of our common stock in 2016. Management takes the feedback from these investor meetings and shares it with the Board to understand investors’ views regarding executive compensation and other matters. In addition, a director spoke directly with two shareholders regarding governance matters, among other things, and the feedback from these shareholders was shared with the entire Board.

In these discussions, some investors expressed concerns regarding the prior value creation contingent awards and their potential lack of incentive and retention based on the company’s financial performance and associated stock price performance over the last two years. With this feedback, the say-on-pay results and other factors, the Committee continued to apply its pay-for-performance philosophy for 2016, but did not make any further value creation contingent awards in 2016.

Key Executive Compensation Actions Taken in 2016

Below are some of the key actions and decisions made regarding the company’s executive compensation in 2016:

•	Incentive and Retention. Given the turnaround setting of the company, we structured bonuses across the company to balance retention and incentive elements. A portion of each employee’s bonus was guaranteed as a retention tool – 25% of target bonus payout for each bonus-eligible employee – and paid in two tranches (March 2017 and March 2018). This was a special program for 2016 designed to encourage retention during a turnaround period.

•	Incentive Plan Metrics for 2016. For the annual cash incentive plan, the metrics were EBITDA and return on invested capital.

Executive Management Changes in 2016

Scott Freidheim, the former CEO and President, left the company in September 2016. Hugo Malan, the former Executive Vice President and President, Talent and Technology Solutions, left the company in November 2016. Jill Albrinck, the former Executive Vice President and President, MRI, left the company in February 2017. The section below titled “Former Officers” discusses the compensation arrangements with Mr. Freidheim, Mr. Malan and Ms. Albrinck. As described above, these management changes were part of the company’s transformation to heighten operational focus and bring together all of the company’s service offerings and support functions in a more efficient structure.

Our Compensation Philosophy and Guiding Principles

In support of our business and our strategic plan, CDI’s compensation program is designed to attract, motivate, reward and retain the high quality executives necessary to provide company leadership and create shareholder value. The company’s executive compensation philosophy is reflected in the following design principles:

•	There should be a strong link between pay and performance.

•	The interests of executives should be aligned with the interests of our shareholders.

•	Compensation programs should reinforce business strategies and drive long-term sustained shareholder value.

Paying for Performance

There are three primary components of our executive compensation program: base salary, short-term (annual) incentives and long-term incentives. The company’s executive compensation program is structured so that a meaningful percentage of compensation is tied to the achievement of challenging levels of company performance. As illustrated in the chart below, 41% of Mr. Castleman’s (President and Interim CEO) target total direct compensation opportunity for 2016 was dependent upon company performance.

Percent of total direct compensation at-risk = 41%

Due to the company’s financial performance in 2016, our Interim CEO did not earn any portion of his target bonus award and only earned the guaranteed component (equal to 12.5% of his target payout) of his bonus that was retention focused and part of the broader program described above. In addition, Mr. Castleman received a significant long-term value creation contingent award (in the form of a performance based award) upon his hiring. The value creation contingent award only vests if significant shareholder value is created through achieving share prices between two and three times the market price near the grant date. This award has not vested and due to the company’s stock price performance since the time of grant, the fair value of this award at the end of 2015 was $5,065 (the fair value has not been calculated as of 12/31/16, though we do not believe there has been a material change in the value since the end of 2015). We believe this demonstrates that while we provide our executives with the opportunity to earn meaningful compensation if challenging results are achieved, failure to achieve those performance levels will result in our executives not realizing those compensation opportunities.

How We Make Compensation Decisions

Role of the Compensation Committee

The Committee regularly reviews the alignment of our executive compensation program with the strategies and needs of our business, market trends, changes in competitive practices, individual performance, company performance, and the interests of our shareholders. Based on these factors, the Committee approves the compensation of the NEOs, including base salary, short-term incentive awards (which are in the form of an annual cash performance bonus), long-term equity awards, and benefits and perquisites.

Generally, compensation decisions, together with individual performance reviews, are made at the first and second regularly-scheduled Committee meetings of the fiscal year. The short-term incentive goals and targets are also generally approved by the Committee at that time.

Role of Management

The Committee combines input from senior management and the Committee’s and Board’s own individual experiences and best judgment to arrive at the proper alignment of compensation philosophy, objectives, and programs. During 2016, the CEO was the member of senior management who interacted most closely with the Committee. Management provides the Committee with their perspectives on the design and administration of the executive compensation program and awards. In particular, the CEO worked with the Committee to enable the Committee to formulate the specific plan and award designs, performance measures, and performance levels (i.e., threshold and target) necessary to align the executive compensation program with CDI’s business strategies and objectives.

The CEO reviewed with the Committee performance evaluations for each of the other NEOs and his recommendations (except with respect to his own compensation) regarding base salary, short-term incentive awards, and long-term incentive awards for the other NEOs to ensure alignment with the Committee’s design principles. However, all final decisions regarding the compensation of the NEOs are made by the Committee. The Committee conducts its own performance assessment of the CEO and no management recommendation is made with regard to his compensation.

Components of the Executive Compensation Program

The table below provides an overview of the principal components of CDI’s executive compensation program, including the objectives of each component. The table illustrates that most of the components are tied (directly or indirectly) to either company or individual performance, in ways that we believe serve to enhance shareholder value. In designing our executive compensation program, the Committee seeks to balance (a) cash and non-cash compensation, (b) compensation that is fixed and compensation that is contingent on performance, and (c) for contingent compensation, compensation that is based on the company’s short-term performance and compensation based on long-term performance. However, the Committee does not target any specific percentage of compensation to be cash versus non-cash, or fixed versus contingent on performance, or short-term versus long-term. More information and analysis regarding each of these components is contained below in this CD&A.

Component of CDI’s Executive Compensation Program	Key Features	Performance Relationship	Principal Purpose(s)
Base Salary	Fixed cash payments	Salary levels are based on roles, responsibilities, experience, skill set and past performance by the executives	Attract and retain executives; reward executives for level of responsibility, experience and sustained individual performance; provide income certainty for executives

Short-Term (Non-Equity) Incentive	Annual incentive program, paid in cash	Align executives with annual goals and objectives; create direct link to annual financial and operational performance	Motivate executives to achieve annual business goals

Long-Term (Equity and Non-Equity) Incentive Awards	Awards granted on a multi-year basis using a mix of stock options, TVDS and value creation contingent awards (performance units and non-equity awards)	Accelerate growth and balance this growth with profitability; value creation contingent awards only have value with appreciable performance	Align the interests of CDI’s executives with those of shareholders; executive retention; promote stock ownership by executives

Benefits	Provide employee benefits	We do not view this as a significant component of our executive compensation program	Attract and retain executives by providing benefits consistent with our employees

Competitive Compensation

To determine what comparable companies are paying their executives, the Committee has, in the past, retained independent outside compensation consulting firms to do periodic studies. Consultant compensation studies looked at proxy statement data from peer group companies which are in businesses similar to CDI, as well as survey data of similar-size companies. The Committee looks at the results of these periodic compensation studies to see whether CDI’s executive compensation levels have remained competitive, taking into consideration the company’s size relative to the peers. The Committee did not retain a consulting firm or perform such a study in 2016. The Committee’s objective is to establish compensation packages for the executive officers that would be competitive with those offered by other employers, appropriately reflecting each officer’s skill set and experience, and encouraging retention of top performers.

The Principal Components of CDI’s Executive Compensation Program

The principal components of our compensation packages are base salary, an annual cash incentive plan and long-term equity and non-equity incentives.

Base Salary

The Committee annually reviews the base salaries of the executive officers as part of the overall review and determination of our executive compensation program for the relevant fiscal year. With respect to base salary, the Committee’s objective is to offer a level of fixed cash compensation, determined with reference to the factors described above, that will enable us to attract and retain top talent. There were no changes to executive officers’ base salaries in 2016, except that pursuant to the letter agreement entered into between the company and Mr. Castleman in January 2017 (as described in more detail below in the section titled “Potential Payments Upon Termination of Employment or Change in Control”) Mr. Castleman’s base salary was retroactively adjusted to $500,000 from the date of his appointment as President and Interim CEO in September 2016.

The Short-Term Incentive Compensation Program

In addition to receiving a base salary, the NEOs participate in an annual incentive compensation program under which they can earn additional cash compensation depending principally on the company’s financial performance during the year and, to a lesser extent, on their individual performance. The short-term incentive compensation program is designed to reward short-term (one year) business results whereas the long-term awards are tied to multi-year performance.

Under our short-term incentive compensation program, a percentage of each executive’s salary is established as the target incentive compensation payout amount for that executive. The executive would earn this target amount for 100% achievement of the executive’s incentive compensation goals. The percentage of an executive’s salary for his or her target payout amount is based on roles and responsibilities and internal equity, and higher percentages generally apply to executives at higher levels in the organization and for positions which have a greater impact on and accountability for the company’s financial results. Accordingly, these executives have a greater percentage of their total cash compensation at risk but also are given greater potential rewards under the short-term incentive compensation program. For our CEOs in 2016, Mr. Freidheim’s target incentive compensation was 100% of his salary and Mr. Castleman’s target incentive compensation was increased to 90% of his salary effective when he became our President and Interim CEO.

Under CDI’s short-term incentive compensation program, the Committee can decrease, in its discretion, the amounts to be paid to executives. The Committee believes that having this discretion is important in order to take into account unexpected events that may occur after the incentive compensation criteria are set which could otherwise result in payouts that are too high under the circumstances. In addition, the Committee retains the discretion to award bonuses outside the short-term incentive compensation program to recognize unique or special accomplishments by executives during a given year, take into consideration market changes in executive compensation, discourage executives from taking unnecessary or excessive risks to achieve performance goals, and otherwise carry out the broad objectives of our compensation program.

In addition, in 2016, a portion of the short-term incentive award – 25% of the target bonus award for each recipient – was converted to a retention award that was payable in two equal parts in 2017 and 2018. This was a special program for 2016 designed to encourage retention during a turnaround period.

The CDI Corp. Executive Bonus Plan, (the “Executive Bonus Plan”), approved by our shareholders in 2015, is structured to permit the payment of cash bonuses that would not be subject to the deduction limitations of Section 162(m) of the Internal Revenue Code, and therefore permits negative discretion only. However, the company does not guarantee that amounts paid to the NEOs under such plan will be exempt from the deduction limitations of Section 162(m) of the Internal Revenue Code, and the company has the discretion to pay bonuses that are not so exempt (such as the retention bonuses described above).

The Portion of Short-Term Incentive Compensation Based on CDI Financial Results

Under our 2016 short-term incentive compensation program, 85% of an executive’s target incentive was based on the company’s achievement of its financial targets. The Committee chose EBITDA (earnings before interest, taxes, depreciation and amortization, and before bonus and stock compensation) and ROIC (return on invested capital) as the financial measures for the 2016 program, with EBITDA given the greatest weight (80%). The Committee determined that EBITDA would have the most direct impact on increasing shareholder value. ROIC was selected because it is a valuable measure of the company’s ability to efficiently use its capital. For purposes of the incentive compensation program, ROIC was calculated as the EBITA (earnings before interest, taxes and amortization) for 2016 divided by the average amount of invested capital (total borrowings net of cash plus equity) at the end of each quarter in 2016, expressed as a percentage.

To earn the target level of cash incentive compensation based on EBITDA and ROIC, the company needed to exceed the target levels of EBITDA and ROIC in CDI’s 2016 financial plan. The financial plan is developed by management, and reviewed and approved by the Finance Committee, which in turn recommends it for final approval by the Board. The specific financial targets for a given year depend on a number of factors, including where CDI is in its business cycle and the size and strength of the pipeline of business with which CDI enters the year. We believe that if CDI consistently attains or exceeds its target levels of EBITDA and ROIC, shareholder value will increase over the long term. Our targets are intended to be challenging, yet realistic and achievable at the time they are established.

Under our short-term cash incentive compensation program, we establish a payout scale for each financial measure for performance above and below the target. Each scale sets a threshold level of performance (below which no cash incentive compensation would be earned). Additional amounts can be earned for performance which exceeds the target level. However, no annual payout may exceed 200% of the target amount.

The following table provides basic information about the payout levels established for CDI’s 2016 corporate short-term incentive compensation financial metrics.

	2016 EBITDA (Before Bonus and Stock Compensation)			2016 ROIC*
$ in millions	Achievement Needed	% of Target	Payout as a % of Target	Achievement Needed	% of Target	Payout as a % of Target
Threshold Payout Level	$16.5	70%	35%	2.3%	70%	35%
Target Performance Level	$23.6	100%	75%	3.3%	100%	75%
Target Payout Level	$29.5	125%	100%	4.1%	125%	100%
Maximum Payout Level	$40.2	170%	200%	5.6%	170%	200%

*	ROIC target is an average of the quarterly ROIC calculation based on a rolling 12 months at each quarter point.

As noted in the above table, target payout levels were set at performance levels exceeding the target financial performance levels. These stretch performance goals reflected the turnaround nature of the business and the target performance amounts took into account the declining business results at the end of 2015.

CDI’s EBITDA achievement for 2016, for purposes of the short-term incentive compensation program, was $2.2 million, which represented 14.4% of the target level. The company’s reported operating loss for 2016 was $31.6 million. EBITDA excludes interest ($1.1 million in 2016), income tax expense ($0.1 million), and depreciation and amortization ($10.3 million). In determining CDI’s EBITDA in 2016 for purposes of the short-term incentive compensation program, the following items were also excluded: a loss of $11.3 million on the sale of a UK business, bonuses and stock compensation of $6.3 million, restructuring charges of $3.8 million, certain prior year project-related costs of $1.0 million and leadership transition costs of $0.5 million. In addition, a net positive $0.5 million of acquisition-related adjustments and a favorable currency adjustment of $0.1 million were not taken into account. The Committee excluded these items so employees are not penalized for taking actions in the long-term best interests of the company and the shareholders and in order to focus on core operating performance. The ROIC achieved by CDI for 2016 for purposes of the incentive compensation program was -4.6%, which was below the threshold payout level. See Appendix A for details concerning the reconciliation of adjusted EBITDA to CDI’s net loss in 2016.

The Portion of Short-Term Incentive Compensation Based on Individual Performance

We include individual performance as a component of our cash incentive compensation program for executives because we believe that each executive should demonstrate executive leadership behaviors and achieve individual objectives in any given year. An executive’s bonus amount is funded based on corporate and business unit results, and then 10% of that amount is allocated based on performance relative to individual performance. Because the company’s financial performance in 2016 was below the threshold levels, the executives did not earn short-term incentive compensation based on their individual performance.

Summary of Bonuses Earned in 2016

Under our 2016 short-term incentive compensation program, the threshold level of performance was not achieved for either performance metric. Accordingly, there were no performance bonuses earned in 2016 under our short-term incentive compensation program.

As described above, the 2016 program included a retention component. Based on the foregoing, two of the NEOs received the following 2016 bonuses:

Name of Executive	2016 Bonus
Michael Castleman	$41,198	*
Brian Short	$28,125	*

* retention awards paid in March 2017

Mr. Castleman and Mr. Short are eligible to receive the second portion of this retention award if they remain with the company through the pay-out date in 2018 or are terminated without cause prior to such date. Retention bonuses were not paid to the other NEOs because they were not employed through the vesting date.

The Long-Term Incentive Compensation Program

We believe that ownership of CDI stock by our executives creates an important link between the financial interests of the executives and the interests of our other shareholders. We also believe that long-term performance-based awards help our executives focus on the sustained success of the company and maximizing shareholder returns. Accordingly, we regard the stock-based and long-term award elements of our executive compensation program as a critical part of the program’s effectiveness.

A portion of CDI’s executive compensation is in the form of equity, the value of which is dependent upon the future value of CDI stock. In addition, our guidelines call for our executives to achieve a significant amount of CDI stock ownership. This helps to align the financial interests of our executives with the financial interests of our other shareholders.

Prior to 2015, we granted annual equity awards to our executives under the CDI Corp. Amended and Restated Omnibus Stock Plan (the “Omnibus Stock Plan”). With the hiring of our former CEO and certain other NEOs in 2014, we made special multi-year equity-based awards. The former CEO’s awards consisted of stock options, TVDS and value creation contingent awards (performance units). Each of these awards generally vest over a five-year period for performance and retention purposes.

In connection with her hiring, Ms. Albrinck received equity awards as part of her new hire compensation package. Upon her leaving the company in February 2017, those awards were forfeited by Ms. Albrinck. The other NEOs received significant awards in prior years consisting of TVDS and value creation contingent awards (performance units). These TVDS awards generally vest over a four-year period. The value creation contingent awards for certain of the NEO’s can vest as soon as three years after grant depending on achievement of performance hurdles and vesting elections.

Value creation contingent awards (in the form of performance units and non-equity based awards) were an integral piece of CDI’s incentive compensation. The form of the value creation contingent awards further increased management’s alignment with shareholders. The awards do not compensate at all in the event of unattractive or modest performance. This creates a model in which the awards deliver no compensation when there are not attractive shareholder returns, yet are designed to deliver sufficient levels of compensation to attract and motivate talented executives when there are attractive shareholder returns.

All value creation contingent awards described above are ultimately cash settled.

The Committee has generally not considered previously-granted and vested equity awards when structuring the compensation arrangements of the executives because the Committee focuses on the value of a person’s job for the year or years to which a compensation arrangement relates and not on past earned and vested compensation arrangements. We seek to motivate the future performance of the company’s executives, while previously-granted and vested equity awards reflect their past performance. In determining the overall amount of equity-based awards to grant executives, the Committee considers CDI’s stock “overhang” (the potential dilution the awards would have on the ownership held by the company’s shareholders), the number of shares available for grant under the Omnibus Stock Plan and the financial expense the company would incur in connection with the awards.

We believe that long-term incentive compensation programs provide CDI the ability to attract and fairly compensate its executives and also helps us to retain our executives. Since these awards vest over a period of years, they are designed to encourage executives to remain with the company in order for them to realize the full potential value of their awards.

Other than the grant to Ms. Albrinck described above, no other NEO received an equity-based award in 2016.

In January 2017, the company granted certain equity awards under the Omnibus Stock Plan to Messrs. Castleman and Short, which were structured in part to promote retention. Messrs. Castleman and Short were granted 87,500 and 59,500 shares of TVDS, respectively, that vest 20% on October 1, 2017, 30% on each of October 1, 2018 and October 1, 2019, and 20% on October 1, 2020, subject to continued employment on the applicable vesting date. No equity awards had been granted to them since March 2015 (in the case of Mr. Castleman) and May 2015 (in the case of Mr. Short). In the event of a sale of the company, a minimum of the next two tranches then due to vest will become vested (and additional TVDS may vest depending on the value of CDI stock realized in the transaction) and the vesting dates of any remaining tranches will be accelerated by one year. The TVDS awards also provide for vesting of a portion of the awards in connection with certain involuntary terminations of employment. Messrs. Castleman and Short also were granted a target number of 37,500 and 25,500 Performance Units, respectively, that are earned based on the company’s achievement of operating profit targets in 2018. Up to 150% of the Performance Units could be earned for the maximum level of operating profit. Any Performance Units that are earned will vest on March 31, 2019 subject to continued employment by CDI through that date. In the event of a sale of the company that occurs prior to December 31, 2018, all Performance Units will be immediately forfeited with no compensation due.

Personal Benefits and Perquisites (Perks)

Our basic philosophy is that executives should receive a minimal amount of perks in comparison to their total compensation. However, we believe that some perks, such as relocation-related expenses and distance and transitional living expenses, are in certain circumstances part of a competitive executive compensation package and are necessary and appropriate in order to attract and retain highly competent executives. See the Summary Compensation Table (and in particular the notes to the All Other Compensation column) for information regarding the NEOs’ perks in 2016.

Retirement Benefits and the Deferred Compensation Plan

Our philosophy with respect to retirement benefits is to have a basic tax-qualified retirement savings plan in place – a 401(k) plan – which is available to all employees. The 401(k) plan provides CDI’s employees with a savings program in which each employee can control how his or her savings are invested.

Federal tax rules impose a limit on employee contributions to a 401(k) plan (that limit was $18,000 in 2016, though participants over the age of 50 can contribute more) and, due to the Internal Revenue Code nondiscrimination testing required of such plans, a lower limit typically applies to the company’s highly-compensated employees (as defined by the Internal Revenue Code) such as the NEOs. For this reason, we have also established a nonqualified Deferred Compensation Plan for our highly-compensated employees. This is a voluntary program under which the company does not make any contributions. It allows highly-compensated employees who can’t contribute the maximum allowable amount to their 401(k) plan account because of Internal Revenue Code limitations to save for retirement in a tax-effective way at minimal cost to the company. None of our NEOs participated in the Deferred Compensation Plan for 2016.

Severance and Post-Employment Compensation

We seek to provide a generally competitive severance benefit to our senior management personnel, including the NEOs. As part of Mr. Castleman’s employment arrangements, we have agreed to a specified severance arrangement. Mr. Short is grandfathered under our former Executive Severance Program. As described in more detail below in the section titled “Potential Payments Upon Termination of Employment or Change in Control,” the severance arrangements for Messrs. Castleman and Short were amended in 2017 in recognition of the additional roles and responsibilities taken on by these executives, in part due to the executive management changes previously described. These arrangements are intended to assist executives in transition from employment by CDI when that employment is terminated by the company without cause. Additional details regarding the post-termination benefits that our executives can receive can be found in the section titled “Potential Payments Upon Termination of Employment or Change in Control”.

In structuring a severance program, the Committee does not consider an executive’s accumulated wealth because the Committee does not believe it has adequate insight into an executive’s overall individual financial condition and it believes that a severance program such as that offered by the company is needed to remain competitive in the market for executive talent.

Former Officers

Our former CEO and President, Scott Freidheim, left the company in September 2016 and entered into a separation agreement with CDI pursuant to which, among other things, Mr. Freidheim agreed to a release and waiver of claims in order to receive severance-related compensation as described in more detail in the section titled “Potential Payments Upon Termination of Employment or Change in Control”.

Our former Executive Vice President and President, Talent and Technology Solutions, Hugo Malan, left the company in November 2016 and entered into a separation agreement with CDI pursuant to which, among other things, Mr. Malan agreed to a release and waiver of claims in order to receive the severance provided under his employment arrangement, as described in more detail in the section titled “Potential Payments Upon Termination of Employment or Change in Control”.

Our former Executive Vice President and President, MRI, Jill Albrinck, left the company in February 2017 and entered into a separation agreement with CDI pursuant to which, among other things, Ms. Albrinck agreed to a release and waiver of claims in order to receive severance provided under her employment arrangement, as described in more detail in the section titled “Potential Payments Upon Termination of Employment or Change in Control”.

Other Important Programs, Policies and Factors Affecting Executive Compensation

Our Stock Ownership Guidelines

The company has stock ownership guidelines based on accumulating and holding shares of CDI with a value equal to a specified multiple of base pay. The multiples for specific executive levels are shown below.

Target
CEO	5x base salary
Executive Vice Presidents	3x base salary
Other Direct Reports to CEO	2x base salary

Only shares owned by an NEO are counted towards meeting the guideline. Stock options, stock appreciation rights and unvested TVDS awards are not included in determining whether an executive has achieved the ownership levels. Executives who have not met their ownership guidelines are required to retain 75% of shares earned from the equity compensation program until the guideline is met. The current NEOs have not yet attained their ownership requirements.

The Executive Stock Purchase Opportunity Program

The Executive Stock Purchase Opportunity Program is designed to offer executives an incentive to make a personal financial investment in the future success of CDI, in order to further tie their interests to the company’s shareholders. Only Ms. Albrinck was eligible to participate in this program for 2016, but she did not participate.

Under this program, which is typically a one-time opportunity for each executive upon their joining the company or becoming an executive, for every share of CDI stock that the executive purchases within a specified 20-day period, the company grants 0.4 shares of TVDS, which vest at the rate of 20% per year over five years so long as all of the underlying purchased shares are retained by the executive. The TVDS is forfeited if the executive resigns or is terminated for cause prior to vesting. Executives at higher levels and with greater impact on the company’s financial performance are given a greater opportunity to purchase shares under this program.

The Timing and Pricing of Equity Awards

In the past, the Committee generally made equity awards to executives once a year. The Committee normally met to approve the annual awards to the NEOs shortly after the issuance of the company’s earnings release for the previous year. The exercise price of stock options and the per share value of TVDS are equal to or greater than the closing market price of CDI stock on the award date. We have typically scheduled the grants of annual equity awards to take place shortly after the release of our annual earnings so that this information is reflected in CDI’s stock price at the time of the awards. In 2014 and 2015, the Committee made special multi-year awards generally with five year performance periods while evaluating future awards in light of the company’s performance against the targets during this period. In 2016, no equity awards were made to the NEOs (except for Ms. Albrinck in connection with her hiring). However, equity awards were made to Mr. Castleman and Mr. Short on January 25, 2017, which were intended to cover both 2016 and 2017.

In addition, equity awards are sometimes made in the event of a significant new hire or a significant promotion. In order to allow the company to react quickly, the authority to grant awards in these situations has been delegated by the Committee. For high-level managers who report directly to the CEO and may receive larger awards, the awards are typically recommended by the CEO and approved by the Chair of the Committee, with notice given to the other members of the Committee.

For lower-level managers who typically receive smaller awards, the CEO has been delegated authority by the Committee to approve awards that adhere to the Committee’s guidelines and are consistent with past practice in size and type. For new hires, the award date is the recipient’s first day of employment. In the case of significant promotions, the award date is on or around the time of the recipient’s promotion. However, an award date may not be earlier than the date on which the grant was approved. In all cases, the exercise price of stock options and the per share value of performance shares or deferred stock is equal to or greater than the closing price of CDI stock on the date of grant.

Our practices regarding the timing and pricing of equity awards are the same for executives as they are for awards made to other employees. Our policies and procedures applicable to the timing of equity awards are designed to provide assurances that grant timing is not being manipulated to result in a price that is more favorable to employees.

Our Clawback Policy

CDI has a “clawback” policy under which the company can cancel and recoup from any employee in the CDI organization any incentive compensation or equity awards that were based on incorrect information, whether the error in the information occurred as a result of oversight, negligence or intentional misconduct (including fraud). The Committee has discretion to treat employees who received an award based on incorrect information differently depending on an employee’s degree of involvement in causing the error, an employee’s assistance in discovering and/or correcting the error, and any other facts that the Committee determines to be relevant.

The Effect of the Compensation Program on Risk

We believe that our compensation program does not encourage excessive and unnecessary risk taking. In particular, although a substantial portion of the compensation provided to our NEOs is performance-based, our executive compensation program is designed to balance risk. Among the reasons for this belief are the following:

•	The existence of the clawback policy described above.

•	Base salaries provide a fixed element of compensation at levels which we consider sufficient not to encourage undue risk taking.

•	In the case of our NEOs, the design of our compensation program encourages CDI’s executives to remain focused on both the short- and long-term operational and financial goals of the company, with substantial value based on the long-term performance of CDI.

•	Stock ownership guidelines for our NEOs result in executives maintaining levels of CDI stock ownership, which provides motivation for them to take into account CDI’s long-term interests.

The Impact of Tax Deductibility Limitations on our Compensation Design and Decisions

The Committee evaluates the impact of Section 162(m) of the Internal Revenue Code on our executive compensation program. Section 162(m) limits the deductibility by the company of certain compensation paid to our NEOs (other than to our CFO) in excess of $1 million per year. The Section 162(m) regulations provide an exemption for “qualified performance-based compensation”.

Over the years, the Committee has attempted to structure executive compensation arrangements to be deductible to the extent consistent with the goals and objectives of our executive compensation program. However, the Committee believes that, in some circumstances and particularly for the CEO, factors other than tax deductibility may be more important in determining the forms and levels of executive compensation that are most appropriate and in the best interests of CDI and its shareholders. Therefore, the Committee reserves the flexibility to approve executive compensation that may not be deductible.

Use of Tally Sheets

The Committee annually reviews tally sheets prepared for each executive officer of CDI by the company’s Human Resources department. The tally sheets are designed to show the total compensation (broken down into each element of compensation) which has been paid to each executive and the compensation which would be paid to the executive following termination of his or her employment under various scenarios. Committee members believe that tally sheets provide a comprehensive picture of an executive’s total compensation, give the Committee a better understanding of how the various components of an executive’s compensation package fit together and provide a context for making pay decisions. In its February 2016 and February 2017 review of tally sheets, the Committee determined that the annual compensation amounts for the NEOs were consistent with the Committee’s expectations and aligned with our objectives.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with CDI’s management. Based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Form 10-K.

COMPENSATION COMMITTEE:

Michael J. Emmi, Chair
Ronald J. Kozich
Albert E. Smith

Summary Compensation Table

The first table below (the Summary Compensation Table, or SCT) summarizes the compensation during the past three years for CDI’s Named Executive Officers (NEOs), reported in accordance with SEC rules for the SCT. Only three of the NEOs (Michael Castleman, Brian Short and Jill Albrinck) were executive officers as of the end of 2016. Ms. Albrinck’s employment ended in February 2017. Of the other two NEOs, Scott Freidheim’s employment ended in September 2016 and Hugo Malan’s employment ended in November 2016. Three of the NEOs (Michael Castleman, Scott Freidheim and Hugo Malan) joined CDI during 2014, so their 2014 compensation in the SCT reflects a partial year. Ms. Albrinck’s first year as an NEO was 2016, so only her 2016 compensation is reported in the SCT.

The second table below is a supplemental table showing the actual realized compensation for our CEOs, Mr. Freidheim (who served as CEO during part of 2016, all of 2015 and part of 2014) and Mr. Castleman (who served as Interim CEO for part of 2016). This supplemental table is not a substitute for the SCT. “Total Actual Compensation Realized” differs substantially from “Total Compensation” as set forth in the SCT. The principal differences between the two tables is that the second table: (a) reports the actual value realized on equity-based compensation, including amounts associated with equity-based awards granted in prior years, only during the year in which an equity-based award becomes vested or is exercised, rather than the grant date accounting value of the award in the year of grant; (b) does not include severance and other post-employment compensation; and (c) does not include the 401(k) plan employer match generally available to CDI employees. As shown in the second table, the total actual compensation realized by Mr. Freidheim was 7.3% of his total compensation reflected in the SCT for 2014, 16.4% of his SCT total for 2015, and 41.6% of his SCT total for 2016, while the total actual compensation realized by Mr. Castleman was 30.0% higher than his SCT total for 2016 (primarily because of the partial vesting of an equity award Mr. Castleman received when he joined CDI in 2014).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)
Michael S. Castleman President, Interim Chief Executive Officer, Chief Financial Officer	2016	429,241	41,198	0	0	0	21,166	491,605
	2015	400,004	280,000	28,400	0	0	107,595	815,999
	2014	71,234	299,863	1,725,756	0	0	12,758	2,109,611
Brian D. Short Executive Vice President, Chief Administrative Officer and General Counsel	2016	375,003	28,125	0	0	0	5,788	408,916
	2015	375,003	0	249,995	0	0	11,811	636,809
	2014	375,003	0	126,402	44,998	151,693	8,952	707,048
Scott J. Freidheim Former President and Chief Executive Officer (his employment ended in September 2016)	2016	424,590	0	0	0	0	620,902	1,045,492
	2015	600,000	0	3,121,508	0	0	41,334	3,762,842
	2014	177,534	177,534	4,011,024	272,045	0	211,252	4,849,389
Jill M. Albrinck Former Executive Vice President and President, Management Recruiters International (her employment ended in February 2017)	2016	360,006	226,002	200,000	0	0	57,206	843,214
D. Hugo Malan Former Executive Vice President and President, Talent and Technology Solutions (his employment ended in November 2016)	2016	353,009	0	0	0	0	255,964	608,973
	2015	400,004	280,000	0	0	0	52,561	732,565
	2014	72,329	300,630	1,607,497	0	0	12,134	1,992,590

Supplemental Table – Actual Compensation Realized by CEOs

Name and Principal Position	Year	Salary ($)	Bonus ($)	Long-Term Incentive Plan Performance Awards ($)	Exercised Option Awards ($)	Vested Stock Awards, including Dividends ($)	Total Actual Compensation Realized ($)	Total Reported in SCT ($)
Michael S. Castleman President, Interim Chief Executive Officer, Chief Financial Officer	2016	429,241	41,198	0	0	168,842	639,281	491,605
Scott J. Freidheim Former President and Chief Executive Officer	2016	424,590	0	0	0	10,014	434,604	1,045,492
	2015	600,000	0	0	0	15,716	615,716	3,762,842
	2014	177,534	177,534	0	0	0	355,068	4,849,389

Notes to the Summary Compensation Table:

The “Salary” Column

This column reflects the base salary earned by each executive in the given year. The amounts shown in the Salary column include amounts which the NEOs elected to defer in connection with CDI’s 401(k) savings plan.

The “Bonus” Column

The amounts in this column consist of: (a) for Mr. Castleman and Mr. Short, 12.5% of their 2016 target bonus, paid in March 2017 under a retention bonus arrangement; (b) for Ms. Albrinck, guaranteed bonuses of $226,002 paid in accordance with her employment agreement; (c) guaranteed 2015 and 2014 bonuses for Mr. Castleman and Mr. Malan equal to 70% of the salary each of them earned in the respective year, in accordance with their employment agreements; (d) a 2014 bonus of $177,534 for Mr. Freidheim as determined by the Compensation Committee; and (e) $250,000 sign-on bonuses to Mr. Castleman and to Mr. Malan in 2014 pursuant to their employment agreements when they joined CDI that year. The amounts shown in the Bonus column include amounts which the NEOs elected to defer in connection with CDI’s 401(k) savings plan.

The “Stock Awards” Column

The following Stock Awards granted to the NEOs are reflected in the Summary Compensation Table:

Time-Vested Deferred Stock (TVDS) – Shares of TVDS were awarded in 2016 to Ms. Albrinck, in 2015 to Messrs. Castleman and Short, and in 2014 to Messrs. Castleman, Short, Freidheim and Malan. The shares of TVDS awarded to Ms. Albrinck in 2016 were scheduled to vest 40% on the second anniversary of the date of grant and 30% on each of the third and fourth anniversaries of the date of grant. The shares of TVDS awarded to Mr. Short in 2015 vest in September 2019. The shares of TVDS awarded to Mr. Castleman in 2015, which were pursuant to the Executive Stock Purchase Opportunity Program, vest 20% per year on each of the first five anniversaries of the date of grant. The shares of TVDS awarded to the NEOs in 2014 vest over a period of four or five years. Upon vesting, the shares of TVDS convert into unrestricted shares of CDI stock. Accrued dividends between the award date and the vesting date are payable in additional shares of CDI stock. During the vesting period the executive must remain employed by CDI, except in connection with certain terminations described below in the “Potential Payments Upon Termination of Employment or Change in Control” section.

Performance Units (PUs) (also referred to as value creation contingent awards) – An equal number of Performance Units were awarded to Mr. Freidheim in September 2014 and January 2015, as part of the equity compensation agreed to when he joined CDI in September 2014. Performance Units were also awarded to Mr. Castleman and Mr. Malan in 2014 when they joined CDI. The Performance Units awards would become earned based on satisfying certain time-based vesting requirements and only if CDI achieves share prices that are between two to three times the share price at or around the time of grant during a measurement period between the grant date and September 15, 2019, subject to such measurement period ending earlier upon the occurrence of certain events, such as a sale of the company or a termination of employment. The Performance Units awarded to Mr. Freidheim and Mr. Malan, whose employment has ended, were not earned and have been forfeited. The amount payable with respect to Mr. Castleman’s Performance Units award is $2 million if the minimum share price performance requirement is attained and is $5 million if the maximum share price performance requirement is attained. The payout will be pro-rated for performance between the minimum and maximum share price requirements. Any earned portion of the Performance Units will be settled in cash within thirty days after September 15, 2019, subject to earlier payment if his employment is terminated due to death, by CDI without cause or due to disability or by him for good reason following a sale of the company. Mr. Castleman also has the ability to make a special election after the second anniversary of the grant date to freeze the value of the award then earned as of such date and vest in such amount one year after such election is made if he remains employed through such one year anniversary (subject to earlier vesting upon the occurrence of certain events). Such election does not impact the time at which the award is settled. None of Mr. Castleman’s Performance Units have yet been earned.

Performance Shares (PS) – In 2014, Mr. Short was awarded 7,389 Performance Shares, each of which represented a contingent right to receive one share of CDI stock based on the company’s achievement of a 60-day moving average stock price of at least $30 per share. There was a payout scale that provided for a minimum payout (60%) for a 60-day moving average stock price of $28 per share, and a maximum payout (150%) for a 60-day moving average stock price of $40 per share. The Performance Shares were scheduled to vest three years after the grant date if earned (based on CDI’s achievement of the stock prices described in the preceding sentence). None of these Performance Shares have been earned, and they were forfeited on March 1, 2017.

The following is a breakdown of the amounts in the Stock Awards column among the various types of Equity-Based Awards:

Name of Executive	Year	Performance Units ($)		Performance Shares ($)	TVDS ($)
		Grant Date Fair Value ($)	Fair Value at 12/31/16 ($)
Michael Castleman	2016	0	0	0	0
	2015	0	0	0	28,400
	2014	708,173	*	0	1,017,583
Brian Short	2016	0	0	0	0
	2015	0	0	0	249,995
	2014	0	0	81,403	44,999
Scott Freidheim	2016	0	0	0	0
	2015	3,121,508	0	0	0
	2014	3,124,784	0	0	886,240
Jill Albrinck	2016	0	0	0	200,000
Hugo Malan	2016	0	0	0	0
	2015	0	0	0	0
	2014	607,500	0	0	999,996

*	$5,065 was the fair value of this award as of 12/31/15. The fair value has not been calculated as of 12/31/16, though we do not believe there has been a material change in the value since the end of 2015.

The Stock Awards column represents the aggregate grant date fair value of TVDS, Performance Units and Performance Shares received by the NEOs in a given year, calculated in accordance with FASB ASC Topic 718 (without any reduction for estimated forfeitures). For additional information regarding the valuation assumptions relating to CDI’s Equity-Based Awards, see Note 8 to the company’s consolidated financial statements in the Form 10-K filed on March 8, 2017. The amounts in the Stock Awards column reflect the grant date fair value for these awards under accounting standards and do not necessarily correspond to the actual value that will be realized by the executives.

The grant date fair value of each Performance Units award was calculated in accordance with FASB ASC Topic 718 using a Monte Carlo simulation model. The grant date fair value for each of the Performance Units awards to the NEOs set forth in the Summary Compensation Table were as follows:

Recipient	Date of Performance Units Award	Grant Date Fair Value (for each Performance Unit)
Scott Freidheim	01/02/15	$4.88
Scott Freidheim	09/15/14	$4.88
Michael Castleman	10/28/14	$4.99
Hugo Malan	10/27/14	$4.28

The only Performance Units award held by an NEO who was employed by CDI at the end of 2016, Mr. Castleman, was valued under fair value accounting standards at the end of 2015 at $5,065, which is less than 1% of the grant date value shown in the Summary Compensation Table, due to CDI’s stock price performance. The fair value of this award at the end of 2016 has not been calculated, but we do not believe there has been a material change in the value since the end of 2015.

The grant date fair value of the PS awarded to Mr. Short in 2014, which was calculated in accordance with FASB ASC Topic 718 using a Monte Carlo simulation model, was $11.02 per share. No amount has been earned by Mr. Short in connection with this PS award.

The grant date fair value of each TVDS award to the NEOs is equal to the market price of CDI stock on the date of grant (except that the award to Ms. Albrinck was based on the market price of CDI stock on the date that her employment began, which was 12/30/15), multiplied by the number of shares of TVDS received on that date. The grant date fair value for each of the TVDS awards to the NEOs set forth in the Summary Compensation Table were as follows:

Recipient	Date of TVDS Award	Grant Date Fair Value (per share of TVDS)
Jill Albrinck	02/15/16	$ 6.66
Michael Castleman	03/09/15	$14.20
Brian Short	05/19/15	$12.84
Scott Freidheim	09/15/14	$15.28
Hugo Malan	10/27/14	$15.79
Michael Castleman	10/28/14	$16.71
Michael Castleman	11/14/14	$17.59
Brian Short	02/28/14	$18.27

The “Option Awards” Column

For purposes of the SCT, “Option Awards” includes both Stock Options and Stock Appreciation Rights (“SARs”). No Option Awards were made to the NEOs in 2016 or 2015. Non-Qualified Stock Options were awarded to Mr. Freidheim and Mr. Short in 2014. The exercise price of the Stock Options is the closing price of CDI stock on the date of grant. The Stock Options awarded to Mr. Freidheim never vested and terminated after his employment ended. The Stock Options awarded to Mr. Short vest one-third after three years and two-thirds after four years and have a seven-year term. Vesting is generally subject to continued employment on the applicable vesting date.

The Option Awards column represents the aggregate grant date fair value of the Stock Options granted to the NEOs in a given year, calculated in accordance with FASB ASC Topic 718 (without any reduction for estimated forfeitures). The following table sets forth the assumptions used to calculate the compensation expense of Option Awards in the Summary Compensation Table on a grant-by-grant basis.

Grant Date	NEO Receiving Award	Grant Date Fair Value of Award ($/share)	Risk-Free Interest Rate (%)	Expected Life of Option or SAR (years)	Expected Volatility (%)	Expected Dividend Yield (%)
09/15/2014	Scott Freidheim	5.44	2.03	6.00	49.91	3.40
02/28/2014	Brian Short	5.92	1.10	3.83	50.97	2.85

For additional information regarding the valuation assumptions relating to CDI’s Stock Option Awards, see Note 8 to the company’s consolidated financial statements in the Form 10-K filed on March 8, 2017. The amounts in this column reflect the grant date fair value for these awards under accounting standards and do not necessarily correspond to the actual value that will be realized by the executives.

The “Non-Equity Incentive Plan Compensation” Column

The amounts of Non-Equity Incentive Plan Compensation reported in this column for a given year were earned by the NEOs based on the company’s and their individual performance that year and were paid in the following year. No Non-Equity Incentive Plan Compensation was earned by the NEOs for the three years covered by this table except for Mr. Short in 2014. However, for retention purposes and as part of a broader program for CDI employees eligible to receive non-equity incentive compensation, 25% of the target payout for 2016 is payable to executives over two tranches (half in March 2017 and half in March 2018), generally subject to the executive remaining employed by CDI at those times. Any amounts earned under this retention arrangement (and not based on the company’s or the individual’s performance) is shown in the Summary Compensation Table in the Bonus column rather than in the Non-Equity Incentive Plan Compensation Column. For additional information about CDI’s annual cash incentive compensation plan, see “The Short-Term Incentive Compensation Program” section of the CD&A.

Mr. Short was granted a non-equity Long-Term Incentive Award in 2015, which was substantially identical to the Performance Units awards described above, except (a) the share price targets are between two to three times the share price at around the time of his award, and (b) the share price measurement period began on the grant date of the award. The amount payable with respect to this award is $1 million if the minimum share price performance requirement is attained and $2.5 million if the maximum share price performance requirement is attained. Nothing has yet been earned by Mr. Short under this non-equity Long-Term Incentive Award, and no amount is reflected in the Summary Compensation Table relating to that award.

The “All Other Compensation” Column

All Other Compensation consists of the following:

a.	Dividends – This represents the dollar value of additional shares of CDI stock received by each executive upon vesting of TVDS relating to accrued dividends. Upon vesting, the holders of TVDS receive additional shares of CDI stock having a value equal to the total dividends paid on a corresponding number of shares of CDI stock during the period from the grant date to the vesting date.

The table below shows the value of CDI stock received by each NEO with respect to such dividends:

NEO	2016 ($)	2015 ($)	2014 ($)
Michael Castleman	15,867	75	0
Brian Short	3,288	8,300	5,786
Scott Freidheim	16,120	826	0
Jill Albrinck	0	—	—
Hugo Malan	31,308	0	0

b.	Company Contributions to 401(k) Plan – The table below shows the amount of the company’s matching contributions to the 401(k) plan accounts of the NEOs for 2016, 2015 and 2014.

NEO	2016 ($)	2015 ($)	2014 ($)
Michael Castleman	5,299	4,000	0
Brian Short	2,500	3,511	3,166
Scott Freidheim	5,299	1,385	0
Jill Albrinck	3,205	—	—
Hugo Malan	5,299	461	0

c.	Severance Payments – Pursuant to the Separation Agreement which Mr. Freidheim signed when his employment ended on September 15, 2016, he received a lump sum payment of $318,000 plus severance payments equal to three months of his base salary (totaling $150,000), each minus applicable taxes and other withholdings. In addition, Mr. Freidheim received accelerated vesting of some of his shares of TVDS. The total value of those vested shares of TVDS was $131,483. All of these payments and vestings are included in the All Other Compensation column for Mr. Freidheim in 2016.

Pursuant to the Separation Agreement which Mr. Malan signed in November 2016, he received accelerated vesting of some of his shares of TVDS. The total value of those vested shares of TVDS was $165,634, and this amount is included in the All Other Compensation column for Mr. Malan in 2016.

For more information regarding the Separation Agreements for Mr. Freidheim and Mr. Malan, see the section below titled “Potential Payments Upon Termination of Employment or Change in Control”.

d.	Other – This represents personal benefits and perquisites received by an executive unless the total amount of such items received by the executive in a given year is less than $10,000. The NEOs who received items in this category having a value of $10,000 or more in 2016 were Ms. Albrinck and Mr. Malan. The amounts indicated below were valued on the basis of the actual cost paid or reimbursed by CDI.

Ms. Albrinck’s total of personal benefits and perquisites in 2016 was $54,001, Of this total, $53,041 related to commuting costs between her home in the Chicago metropolitan area and the company’s headquarters in Philadelphia and lodging and certain living expenses while she was in Philadelphia. The remaining $960 was for a cell phone allowance.

Mr. Malan’s total of personal benefits and perquisites in 2016 was $53,723, which consisted primarily of the use of an apartment in Philadelphia rented by the company ($18,000) and commuting costs between his home in the Chicago metropolitan area and the company’s headquarters in Philadelphia and certain living expenses while in Philadelphia ($34,763). The remaining $960 was for a cell phone allowance.

Grants of Plan-Based Awards Table for 2016

The following table provides information about plan-based equity and non-equity awards granted to the NEOs in 2016. The type of award is indicated at the beginning of each row in the table. The only equity-based award granted to the NEOs in 2016 was a TVDS award to Jill Albrinck, which was made under the Omnibus Stock Plan. The plan-based non-equity incentive awards were granted pursuant to the Executive Bonus Plan.

Name and Type of Award	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Michael S. Castleman
Annual Non-Equity Incentive	07/18/16	115,354	329,584	659,168
Brian D. Short
Annual Non-Equity Incentive	07/18/16	78,750	225,000	450,000
Scott J. Freidheim
Annual Non-Equity Incentive	07/18/16	210,000	600,000	1,200,000
Jill M. Albrinck
Annual Non-Equity Incentive	07/18/16	88,200	252,000	504,000
TVDS	02/15/16							30,030			200,000
D. Hugo Malan
Annual Non-Equity Incentive	07/18/16	98,000	280,000	560,000

Notes to the Grants of Plan-Based Awards Table for 2016:

The “Grant Date” Column

In all cases, the Grant Date was the date that the award was approved by the Compensation Committee.

The “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” Columns

These columns show the possible payouts to the NEOs under non-equity incentive compensation plan awards made in 2016, at the threshold level of performance, at the target level of performance and at the level of performance that would result in the maximum payout.

For the company’s 2016 non-equity incentive compensation plan, to determine the threshold level we used the thresholds that apply to the portion of the annual incentive compensation based on CDI’s financial results and assumed that the executive’s individual goals were met. Upon achievement of the threshold levels of financial performance, the minimum payouts were 35% of the target amount. The maximum payouts were 200% of the target amount. However, notwithstanding the financial results, the 2016 non-equity incentive compensation plan provided that, for retention purposes and as part of a broader program for CDI employees eligible to receive non-equity incentive compensation, 25% of the target payout would be payable to each executive over two tranches (half in March 2017 and half in March 2018) subject to the executive remaining employed by CDI at those times and subject to any other provisions set forth in the executives’ employment agreements. The company did not attain the threshold levels of financial performance in 2016 and, as a result, Mr. Castleman and Mr. Short received half of the retention amount in March 2017 and Ms. Albrinck received her guaranteed minimum payment of $126,002 (as well as payment of a $100,000 “Cash Incentive” under her employment agreement). Those payments to Mr. Castleman, Mr. Short and Ms. Albrinck are included in the Summary Compensation Table, under Bonus for 2016. Mr. Freidheim and Mr. Malan did not receive any payment with respect to 2016 non-equity incentive compensation. For additional information about CDI’s annual non-equity incentive compensation plan, see “The Short-Term Incentive Compensation Program” section of the CD&A.

The “Estimated Future Payouts Under Equity Incentive Plan Awards” Columns

No Equity Incentive Plan Awards were granted to the NEOs in 2016, so nothing is reported in these columns. For more information about the company’s Performance Units and Performance Shares, see the Notes to the Summary Compensation Table for the Stock Awards column and “The Long-Term Incentive Compensation Program” section of the CD&A.

The “All Other Stock Awards” Column

The only Stock Award granted to the NEOs in 2016 was a TVDS award to Jill Albrinck, which was made under the Omnibus Stock Plan. For more information about the company’s TVDS awards, see the Notes to the Summary Compensation Table for the Stock Awards column.

The “All Other Options Awards” Column

No Option Awards were granted to the NEOs in 2016, so nothing is reported in this column. For more information about the company’s past Option Awards, see the Notes to the Summary Compensation Table for the Option Awards column.

The “Exercise or Base Price of Option Awards” Column

Since no Option Awards were granted to the NEOs in 2016, nothing is reported in this column.

The “Grant Date Fair Value of Stock and Option Awards” Column

The dollar amounts in this column were computed in accordance with FASB ASC Topic 718, without regard to estimates for forfeitures. The grant date fair value of a TVDS award is equal to the market price of CDI stock on the date of grant multiplied by the number of shares of TVDS received on that date. The amounts in this column reflect the grant date fair value of these awards for accounting purposes and do not correspond to the actual value that may be realized by the executives.

Outstanding Equity Awards at 2016 Fiscal Year-End Table

The following table provides information on the holdings of unexercised Stock Options and SARs (Option Awards) and of unvested TVDS, Performance Units and PS (Stock Awards) for each of the NEOs as of December 31, 2016. Brian Short is the only NEO who had outstanding Option Awards at the end of 2016. Hugo Malan, whose employment at CDI ended in November 2016, did not hold any Option Awards or Stock Awards at year-end, so he does not appear in the table below.

Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Grant Date	Award Type	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael S. Castleman						10/28/14	TVDS	35,907	265,712
						10/28/14	PUs			63,331	468,649
						11/14/14	TVDS	600	4,440
						03/09/15	TVDS	1,600	11,840
Brian D. Short	02/25/10	10,000	0	14.74	02/25/17	02/28/14	TVDS	2,463	18,226
	09/29/11	23,671	0	10.98	09/29/18	11/01/12	PS			259	1,917
	11/01/12	9,715	2,429	17.36	11/01/19	02/28/14	PS			4,433	32,804
	12/16/13	8,421	5,494	16.80	12/16/20	05/19/15	TVDS	19,470	144,078
	02/28/14	0	7,598	18.27	02/28/21
Scott J. Freidheim						09/15/14	PUs			270,173	1,999,280
						01/02/15	PUs			270,173	1,999,280
Jill M. Albrinck						02/15/16	TVDS	30,030	222,222

Notes to the Outstanding Equity Awards at 2016 Fiscal Year-End Table:

All of the equity awards were granted under the Omnibus Stock Plan.

The “Number of Securities Underlying Unexercised Options” Columns

Awards of Stock Options which were not fully exercisable at 12/31/16 become exercisable in accordance with the vesting schedule below. Vesting is generally subject to continued employment on the vesting date.

Grant Date	Award Type	Number of Options in Award	Vesting
11/01/12	Options	12,144	20% on 03/01/13 and on each of the next four anniversaries of that date

12/16/13	Options	13,735	20% on 03/01/14 and on each of the next four anniversaries of that date

02/28/14	Options	7,598	One-third on the third anniversary of the date of grant and two-thirds on the fourth anniversary of the date of grant

The “Number of Shares or Units of Stock That Have Not Vested” Column

Equity-based awards vest in accordance with the schedule below. Vesting is generally subject to continued employment on the vesting date.

Grant Date	Award Type	Number of Shares in Award	Vesting
02/28/14	TVDS	2,463	100% on the third anniversary of the date of grant

10/28/14	TVDS	59,844	40% on the second anniversary of the date of grant, 30% on the third anniversary of the date of grant, and 30% on the fourth anniversary of the date of grant

11/14/14	TVDS	1,000	20% per year on each of the first five anniversaries of the date of grant

03/09/15	TVDS	2,000	20% per year on each of the first five anniversaries of the date of grant

05/19/15	TVDS	19,470	100% on 09/15/19

02/15/16	TVDS	30,030	40% on the second anniversary of 12/30/2015 and 30% on the third and fourth anniversaries of 12/30/2015.

The “Market Value of Shares or Units of Stock That Have Not Vested” Column

The market value of the Stock Awards, for purposes of this column in this table, is based on the closing price of CDI stock as of the end of 2016, which was $7.40 per share.

The “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” Column

This column shows the number of Performance Units and Performance Shares which would be earned by the NEOs at the threshold level of performance.

For a detailed description of the Performance Units, see the Notes to the Summary Compensation Table for the Stock Awards column.

The Performance Units awarded to Messrs. Freidheim and Castleman would be earned if certain time-based vesting requirements are satisfied and certain share price performance requirements are achieved between the grant date and September 15, 2019, subject to such measurement period ending earlier upon the occurrence of certain events, such as a sale of the company or a termination of employment. This column shows the number of Performance Units they would earn at the threshold level of share price performance. Any earned Performance Units are converted into their cash equivalent and deferred until vesting and then settled in cash, with the aggregate amount payable being $15 million for Mr. Freidheim (the total for both of his awards) and $2 million for Mr. Castleman if the minimum share price performance requirement is attained (a level which is double the share price at or around the time of the award), and the aggregate amount payable being $40 million for Mr. Freidheim (the total for both of his awards) and $5 million for Mr. Castleman if the maximum share price performance requirement is attained (a level which is triple the share price at or around the time of the award). The payout would be pro-rated for performance between the minimum and maximum stock value requirements. Any earned portion of the Performance Units would be paid within thirty days after September 15, 2019, subject to earlier payment if the applicable NEO’s employment is terminated due to death, by CDI without cause or due to disability or by the applicable NEO for good reason following a sale of the Company. Mr. Castleman also has the ability to make a special election after the second anniversary of the grant date to freeze the value of the award then earned as of such date and vest in such amount one year after such election is made if he remains employed through such one year anniversary (subject to earlier vesting upon the occurrence of certain events). Such election does not impact the time at which the award is settled.

The threshold share performance requirements in the Performance Units held by Mr. Freidheim were not met and the Performance Units awards to Mr. Freidheim shown in this table terminated on March 15, 2017. The threshold share performance requirements in the Performance Units held by Mr. Castleman have not yet been met.

For the Performance Shares awarded to Mr. Short in 2014, this column shows the number of Performance Shares which he would earn if the threshold stock price for the measurement period was attained. The measurement period ended on February 28, 2017 and the threshold stock price was not achieved. Therefore, none of these Performance Shares were earned or vested, and they were forfeited on March 1, 2017.

For the Performance Shares awarded to Mr. Short in 2012, this column shows the number of Performance Shares which he would earn if the threshold operating income for 2016 was attained. The Performance Shares would vest in the following year after CDI’s financial results for the year are approved. However, because the company failed to achieve the 2016 performance threshold, none of these Performance Shares were earned or vested, and they were forfeited in March 2017.

For additional information regarding the Performance Shares awards, see the Notes to the Summary Compensation Table for the Stock Awards column.

The “Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested” Column

The value of the Equity Incentive Plan Awards shown in this table is based on the closing price of CDI stock as of the end of 2016, which was $7.40 per share.

However, (a) the Performance Units awards to Mr. Freidheim shown in this table were never earned and terminated on March 15, 2017, (b) the Performance Shares awarded to Mr. Short in 2012 were not earned and terminated in March 2017, and (c) the Performance Units award to Mr. Castleman had a fair value at the end of 2015 of $5,065 (which is approximately 1% of the value shown in this column in this table), and while the fair value has not been calculated as of 12/31/16, we do not believe there has been a material change in the value since the end of 2015.

Option Exercises and Stock Vested Table for 2016

The following table provides information regarding (a) all exercises of Stock Options or SARs by the NEOs in 2016 and (b) all vestings of Stock Awards in 2016 on an aggregate basis for each of the NEOs. None of the NEOs exercised Stock Options or SARs in 2016. Each of the NEOs except for Ms. Albrinck vested in Stock Awards in 2016.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael S. Castleman	0	0	27,083	168,842
Brian D. Short	0	0	2,054	11,934
Scott J. Freidheim	0	0	29,491	156,579
Jill M. Albrinck	0	0	0	0
D. Hugo Malan	0	0	52,814	358,053

Notes to the Option Exercises and Stock Vested Table for 2016:

The “Number of Shares Acquired on Vesting” Column

The shares reported in this column consist of shares of CDI stock received by the NEOs upon vesting of TVDS, including additional shares of CDI stock which holders of TVDS received upon vesting as a result of dividends. The additional shares had a value (based on the market price of CDI stock on the date of vesting) equal to the total dividends paid on a corresponding number of shares of CDI stock between the date that the TVDS was granted and the date that the TVDS vested.

The numbers of shares shown in this column have not been reduced to reflect the shares which were withheld to satisfy the income tax obligations of the NEOs. Therefore, the actual number of shares acquired by each NEO was lower than the number shown in this column. The actual number of shares of CDI stock which each NEO received is set forth in the table at the end of this section.

The “Value Realized on Vesting” Column

The values shown in this column are based on the market value of CDI stock on the vesting date. The values realized on vesting of TVDS units do not reflect the withholding of shares that was done to satisfy the income tax obligations of the NEOs. Therefore, as indicated in the table at the end of this section, the actual values realized by the NEOs on an after-tax basis are lower than the amounts shown in this column. The values shown in this column were received by the NEOs in shares of CDI stock, not in cash.

	Option Awards		Stock Awards
Name	Net Number of Shares Acquired on Exercise of Option Awards (#)	Value Realized Based on Net Number of Shares Acquired on Exercise of Option Awards ($)	Net Number of Shares Acquired on Vesting of Stock Awards (#)	Value Realized Based on Net Number of Shares Acquired on Vesting of Stock Awards ($)
Michael S. Castleman	0	0	17,860	111,365
Brian D. Short	0	0	1,356	7,878
Scott J. Freidheim	0	0	19,473	103,389
Jill M. Albrinck	0	0	0	0
D. Hugo Malan	0	0	34,876	236,442

Potential Payments Upon Termination of Employment or Change in Control

This section describes certain programs, plans and agreements that provide for the payment of benefits to the NEOs at, following or in connection with a termination or separation from employment or a change in control of the company.

Employment Agreement with Michael Castleman

CDI entered into an employment agreement with Michael Castleman in October 2014, when he joined CDI as our Executive Vice President. On March 6, 2015, Mr. Castleman assumed the role of Chief Financial Officer of CDI. On September 15, 2016, he also became CDI’s President and Interim Chief Executive Officer. On January 25, 2017, he and the company executed a letter agreement which amended certain provisions of his employment agreement. The description below of Mr. Castleman’s employment agreement includes the terms in this letter agreement.

Under his employment agreement, if Mr. Castleman’s employment is terminated by CDI without cause (and not due to his death or total disability), he would be entitled to receive the following (subject to his execution and non-revocation of a release of claims):

Salary continuation. CDI would continue to pay Mr. Castleman’s base salary for twelve months. However, if such termination without cause occurs within 30 days before, or within 12 months after, a sale of the company and he obtains new employment prior to the first anniversary of the termination of his employment with the company, then his salary continuation would cease on (a) the three month anniversary of such new employment if such new employment is obtained prior to the six month anniversary of his termination of employment with the company, or (b) the earlier of the one month anniversary of such new employment and the one year anniversary of his termination of employment with the company if such new employment is obtained more than six months after his employment with the company.

Non-equity annual incentive compensation. Mr. Castleman would be paid (a) any bonus earned under the non-equity annual incentive compensation plan in a prior completed fiscal year that hadn’t been paid as of his termination date, and (b) a prorated bonus under the non-equity annual incentive compensation plan for the year of termination based on the performance of CDI for that year.

Retention bonus. With respect to Mr. Castleman’s two $250,000 retention bonuses (one of which was paid in March 2017 and the other is payable in early 2018), he would receive payment of any then unpaid retention bonus following the effective date of his release of claims (and in all events within 60 days after the date of such termination).

If Mr. Castleman becomes entitled to receive a prorated bonus under the non-equity annual incentive compensation plan in the year in which a sale of the company occurs, then his pro rata bonus would equal either (a) the bonus he would have received for such year had the performance of CDI through the end of the fiscal quarter immediately preceding the fiscal quarter in which such sale occurred been annualized to be the performance for the year in which the sale occurred, but prorated based on the number of days that elapsed in such year through the date of such termination of employment; provided, however, that such bonus would be zero if his employment is terminated in the first fiscal quarter of the fiscal year in which the sale occurs or (b) such bonus as the Compensation Committee determines is appropriate based on his total performance during the relevant bonus period through such sale, including his contributions to the sale, then prorated based on the number of days that elapsed in such year through the date of such termination of employment. Whether such pro rata bonus is determined under clause (a) or clause (b) will be determined by Mr. Castleman if he makes such election in writing at least twenty days before the closing of the sale, and if he does not make such an election, his pro rata bonus will be determined under clause (b).

If a sale of the company were to occur before Mr. Castleman’s employment with CDI ended, he would receive any then unpaid retention bonus within five days after the closing of the sale.

If Mr. Castleman’s employment were terminated as the result of his death or by the company due to his total disability, he would receive a pro rata portion of any then unpaid retention bonus following the effective date of his (or his estate’s or legal representative’s) release of claims (and in all events within 60 days after the date of such termination).

See the section below titled “Accelerated Vesting of Equity Awards” for a description of certain continued and accelerated vesting benefits with respect to Mr. Castleman’s TVDS and Performance Units awards.

Mr. Castleman’s employment agreement provides that during his employment with CDI and continuing through the first anniversary of the date of his termination of employment, he will not compete with CDI or solicit its employees, consultants, customers or prospective customers.

Letter Agreement with Brian Short

On January 25, 2017, Brian Short and the company executed a letter agreement which provides that if Mr. Short’s employment is terminated by CDI without cause (and not due to his death or total disability), he would be entitled to receive the following (subject to his execution and non-revocation of a release of claims):

Salary continuation. CDI would continue to pay Mr. Short’s base salary for twelve months, which payments would cease upon his obtaining new employment prior to the end of the twelve-month period. However, if his termination of employment by CDI without cause occurs within thirty days before, or within twelve months after, a sale of the company, and in either case, he obtains new employment prior to the first anniversary of the termination of his employment with CDI, then instead of his salary continuation ceasing on the date of such new employment, it will cease: (a) on the three month anniversary of such new employment if such new employment is obtained prior to the six month anniversary of his termination of employment with CDI, or (b) on the earlier of the one month anniversary of such new employment and the one year anniversary of his termination of employment with CDI if such new employment is obtained more than six months after his employment with CDI was terminated.

Retention bonus. With respect to Mr. Short’s two retention bonuses (a $150,000 retention bonus which was paid in March 2017 and a $100,000 retention bonus payable to Mr. Short in March 2018), he would receive payment of any then unpaid retention bonus following the effective date of his release of claims (and in all events within 60 days after the date of such termination).

If a sale of the company were to occur before Mr. Short’s employment with CDI ended, he would receive any then unpaid retention bonus within five days after the closing of the sale.

If Mr. Short’s employment were terminated as the result of his death or by the company due to his total disability, he would receive a pro rata portion of any then unpaid retention bonus following the effective date of his (or his estate’s or legal representative’s) release of claims (and in all events within 60 days after the date of such termination).

See the sections below titled “Non-Equity Long-Term Incentive Award” and “Accelerated Vesting of Equity Awards” for descriptions of certain continued and accelerated vesting benefits with respect to Mr. Short’s Long-Term Incentive, TVDS and Performance Shares awards.

Mr. Short’s employment agreement provides that during his employment with CDI and continuing through the first anniversary of the date of his termination of employment, he will not compete with CDI or solicit its employees, consultants, customers or prospective customers.

Separation Agreement with Scott Freidheim

CDI entered into an employment agreement with Scott Freidheim in September 2014, when he joined CDI as our President and CEO. On September 15, 2016, CDI and Mr. Freidheim entered into a separation agreement regarding the termination of Mr. Freidheim’s employment with the company, which occurred on that date. Pursuant to the separation agreement, Mr. Freidheim received the following: (a) three months of continued base salary; (b) a lump sum payment of $318,000; (c) prorated vesting of the shares of TVDS he received when he joined CDI, in accordance with the TVDS agreement signed in September 2014; and (d) vesting of the remaining shares of TVDS he received in September 2014 in accordance with the terms of CDI’s Executive Stock Purchase Opportunity Program. In addition, the Performance Units granted to Mr. Freidheim in September 2014 and January 2015 remained outstanding until March 15, 2017. However, none of the Performance Units were earned by March 15, 2017 and so were forfeited. As part of his separation agreement, Mr. Freidheim agreed to release CDI from, and waive, any claims he had arising from his employment with CDI and his separation from the company. Mr. Freidheim is subject to the covenants contained in his employment agreement prohibiting competition with CDI and solicitation of its employees, consultants, customers and prospective customers for a period of one year following the termination of his employment.

Separation Agreement with Jill Albrinck

CDI entered into an employment agreement with Jill Albrinck as of December 30, 2015, shortly before she joined CDI. On February 10, 2017, CDI and Ms. Albrinck entered into a separation agreement regarding the termination of Ms. Albrinck’s employment with the company, which occurred on that date. Pursuant to the separation agreement, Ms. Albrinck received the following: (a) six months of continued base salary, which payments will immediately cease if she obtains new employment or if she breaches any of the covenants in her employment agreement; (b) prorated vesting of any tranche of TVDS scheduled to vest after her separation date; (c) her guaranteed minimum 2016 bonus of $126,002. As part of her separation agreement, Ms. Albrinck agreed to release CDI from, and waive, any claims she had arising from her employment with CDI and her separation from the company. Ms. Albrinck is subject to the covenants contained in her employment agreement prohibiting competition with CDI and solicitation of its employees, consultants, customers and prospective customers for a period of one year following the termination of her employment.

Separation Agreement with Hugo Malan

CDI entered into an employment agreement with Hugo Malan in October 2014, when he joined CDI. On November 7, 2016, CDI and Mr. Malan entered a separation agreement regarding the termination of Mr. Malan’s employment with the company, which occurred on November 18, 2016. Pursuant to the separation agreement, Mr. Malan was entitled to the following: (a) six months of continued base salary, which payments would cease if he obtains new employment (which he did immediately after his separation date, so no salary continuation was paid) or if he breached any of the covenants in his employment agreement; and (b) prorated vesting of any tranche of TVDS scheduled to vest after his separation date. As part of his separation agreement, Mr. Malan agreed to release CDI from, and waive, any claims he had arising from his employment with CDI and his separation from the company. Mr. Malan is subject to the covenants contained in his employment agreement prohibiting competition with CDI and solicitation of its employees, consultants, customers and prospective customers for a period of one year following the termination of his employment.

Former Executive Severance Program

CDI’s former Executive Severance Program provided severance and other related benefits to designated senior management employees who met a one-year service requirement and a performance rating of “on target” or better. Brian Short is the only current NEO designated and eligible to receive benefits under this program. He has been grandfathered under the Program, but otherwise it has been suspended.

Under the former Executive Severance Program, an executive whose employment is terminated by the company without cause is entitled to receive, for twelve months following the termination date, continuing payments of bi-weekly amounts equal to the base salary the executive was receiving before his or her termination. These severance payments cease when the departed executive secures another job (or after twelve months, whichever comes first). Under the former Executive Severance Program, the company also pays up to $15,000 in outplacement services. In addition, the executive has up to two months following termination of employment in which to exercise any stock options or SARs that vested prior to termination of employment (but not beyond the expiration date of the SAR or stock option). During the twelve-month severance period, (a) if the executive elects to continue paying premiums under CDI’s group medical, dental and vision insurance (referred to collectively as “health insurance”) plan pursuant to the plan’s continuation coverage provisions, CDI would continue to pay the same portion of the executive’s health insurance premiums as it was previously paying, and (b) CDI would continue to provide basic life insurance coverage. In return for receiving the benefits under the former Executive Severance Program, the executive must agree to (a) release the company from claims and (b) not compete with CDI or solicit its employees or customers during the severance period.

Under the terms of the former Executive Severance Program, if a participating executive is entitled to receive severance, notice or similar termination payments in connection with the cessation of his or her employment under an employment agreement with CDI or under applicable law that equals or exceeds the value of the benefits under the Executive Severance Program, then no payments would be made under this program. However, if such payments are less than the value of the benefits under the Executive Severance Program, the company would pay the difference to the executive.

Non-Equity Annual Incentive Compensation Plan

Under CDI’s Non-Equity Annual Incentive Compensation Plan, if an executive resigns or is terminated by the company for cause prior to the date that payouts are made, the executive would not receive any payout. Unless provided otherwise in an employment agreement, if the executive’s employment is terminated due to long-term disability or death, the executive would receive a prorated payout based on the months of the year that the executive was employed by CDI. Unless provided otherwise in an employment agreement, if the executive’s employment is terminated for any other reason (including retirement), a payout to the executive may be considered at the discretion of the CEO and subject to the approval of the Compensation Committee. However, for retention purposes, a guarantee was added to the 2016 Non-Equity Annual Incentive Compensation program, under which 25% of the target payout will be payable to each executive in two tranches (half in March 2017 and half in March 2018) subject to the executive remaining employed by CDI at those times (however, if the executive is employed by CDI on the first payout date and his employment is terminated by the company without cause prior to the second payout date, he would be entitled to receive the second portion of the guaranteed amount). Provisions contained in the employment and letter agreements entered into by Mr. Castleman regarding his right to receive a prorated portion of his non-equity annual incentive compensation following termination of employment under certain circumstances are described above.

Non-Equity Long-Term Incentive Award

Pursuant to the terms of the non-equity Long-Term Incentive Award granted to Mr. Short in 2015 (sometimes referred to as a value creation contingent award), if his employment is terminated by the company without cause, then his Long-Term Incentive Award will remain outstanding for an additional period of six months following such termination of employment and will continue to be earned in accordance with its terms (subject to his execution and non-revocation of a release of claims within sixty days after the date of termination). In addition, in the event of a termination of his employment by the company without cause, by the company due to total disability, as the result of his death or by him for good reason following the occurrence of a sale of CDI, then subject to his execution and non-revocation of a release of claims within sixty days after the date of termination, the earned portion of his Long-Term Incentive Award will be paid within sixty days after the earlier of the six month anniversary following such termination of employment and September 15, 2019 (or, in the case of a termination due to his death, within sixty days after the date of such death). Also, if any portion of the performance requirements for the Long-Term Incentive Award has been satisfied on or after the second anniversary of the grant date of the award and prior to September 15, 2018, then Mr. Short may elect to freeze the payout amount of the award as of the date of such election, and he will vest in such frozen payout amount on the earlier of (a) the first anniversary of the date on which such election is made, provided that he remains employed with the company through such first anniversary or (b) the date on which his employment is terminated by the company without cause or due to disability, by him for good reason following a sale of CDI, or as the result of his death. If his employment with the company terminates prior to the first anniversary of such election for any other reason, then the Long-Term Incentive Award will be forfeited. To the extent earned in connection with such an election, the payments under the Long-Term Incentive Award will be made on the same schedule as described above. As of the end of 2016, nothing has been earned by Mr. Short under his Long-Term Incentive Award.

Accelerated Vesting of Equity-Based Awards

Stock Options. Under CDI’s standard form of stock option agreement, if the holder’s employment with CDI terminates as a result of death, disability or retirement, any unvested stock options will vest as of the date of such event. If the holder’s employment with CDI terminates for any other reason, any unvested stock options will be forfeited. At the end of 2016, Mr. Short was the only NEO who held stock options that were subject to this form of agreement.

SARs. Under CDI’s standard form of SARs agreement, if the holder’s employment with CDI terminates as a result of death, disability or retirement, any unvested SARs will vest as of the date of such event. If the holder’s employment with CDI terminates for any other reason, any unvested SARs will be forfeited. At the end of 2016, Mr. Short was the only NEO who held outstanding SARs, but all of his SARs had become vested by that date.

Time-Vested Deferred Stock. Under CDI’s standard form of TVDS agreement, if the holder’s employment with CDI terminates as a result of death, disability or retirement, the shares which are scheduled to vest at the next succeeding anniversary of the grant date will vest as of the date of such termination, and any other shares of TVDS which have not vested as of the date of such termination will be forfeited. If the holder’s employment with CDI is terminated for any reason other than the reasons stated in the foregoing sentence, any unvested shares at the time of such termination will be forfeited. At the end of 2016, Mr. Short was the only NEO who held shares of TVDS that were subject to this provision.

With respect to any shares of TVDS received by an NEO pursuant to the Executive Stock Purchase Opportunity Program, if the NEO’s employment is terminated by CDI without cause or in the event of the death, disability or retirement of the NEO, then all unvested shares of TVDS will immediately vest. If the NEO’s employment is terminated due to the NEO’s resignation or for cause, the unvested shares of TVDS will be forfeited. At the end of 2016, Mr. Castleman was the only NEO who held shares of TVDS acquired under the Executive Stock Purchase Opportunity Program. At the time his employment ended in September 2016, Mr. Freidheim held shares of TVDS acquired under the Executive Stock Purchase Opportunity Program and all of his remaining shares of TVDS under that program became vested.

Pursuant to the terms of the employment agreement for Mr. Castleman, in the event that his employment is terminated by the company without cause prior to the final vesting date of the initial hire TVDS awards granted to him in 2014, then a pro rata portion of the first tranche of the TVDS award scheduled to vest after the date of such termination of employment will become vested, with such portion to equal the product of (a) the number of shares of CDI stock underlying such tranche, multiplied by (b) a fraction, the numerator of which is the number of days in the period commencing on the grant date and ending on the date of termination of employment and the denominator of which is the number of days from the grant date and ending on the date on which such tranche was scheduled to vest. In the event of any other termination of employment, the unvested portion of the initial hire TVDS awards granted to Mr. Castleman in 2014 will be forfeited.

On January 25, 2017, the company granted equity awards to Michael Castleman and Brian Short, which were structured in part to promote retention. Messrs. Castleman and Short were granted 87,500 and 59,500 shares of TVDS, respectively, that vest 20% on October 1, 2017, 30% on each of October 1, 2018 and October 1, 2019, and 20% on October 1, 2020, subject to continued employment on the applicable vesting date. In the event of a sale of the company, a minimum of the next two tranches then due to vest will become vested (and additional TVDS may vest depending on the value of CDI stock realized in the transaction) and the vesting dates of any remaining tranches will be accelerated by one year. These TVDS awards also provide for vesting of a portion of the awards in connection with certain involuntary terminations of employment. Also on January 25, 2017, Messrs. Castleman and Short were granted a target number of 37,500 and 25,500 Performance Units, respectively, that are earned based on CDI’s achievement of operating profit targets in 2018. Any Performance Units that are earned will vest on March 31, 2019 subject to the executive’s continued employment by CDI through that date. In the event of a sale of the company that occurs prior to December 31, 2018, all of these Performance Units will be immediately forfeited with no compensation due. Because none of these awards were outstanding on December 31, 2016, they are not included in the table below.

See the descriptions above of the separation agreements with Mr. Freidheim, Ms. Albrinck and Mr. Malan for the impact of their termination of employment on their unvested shares of TVDS.

Performance Shares. Under CDI’s form of Performance Shares agreement, if the holder’s employment with CDI terminates as a result of death, disability or retirement, after the last day of a particular fiscal year but prior to the determination date in the following fiscal year, any Performance Shares that would have vested on the determination date of the following fiscal year will immediately vest. Otherwise, all unvested Performance Shares will be forfeited upon termination of employment. At the end of 2016, Mr. Short was the only NEO who held Performance Shares, though none of the Performance Shares awarded to him were earned as of December 31, 2016.

Performance Units (value creation contingent awards). Pursuant to the terms of the Performance Units awarded to Mr. Castleman in 2014, if his employment is terminated by the company without cause or by him for good reason following a sale of the company, then his Performance Units will remain outstanding for an additional period of six months following such termination of employment and will continue to be earned in accordance with the terms of the award (subject to his execution and non-revocation of a release of claims within sixty days after the date of termination). In addition, in the event of a termination of his employment by the company without cause, by the company due to total disability, as the result of his death or by him for good reason following the occurrence of a sale of CDI, then subject to his execution and non-revocation of a release of claims within sixty days after the date of termination, the earned portion of Mr. Castleman’s 2014 Performance Units award will become vested and will be settled within sixty days after the earlier of the six month anniversary following such termination of employment and September 15, 2019 (or, in the case of a termination due to his death, within sixty days after the date of such death). In addition, if any portion of the performance requirements for the 2014 Performance Units award to Mr. Castleman have been satisfied on or after the second anniversary of the grant date of the award and prior to September 15, 2018, then he may elect to freeze the payout amount of the award as of the date of such election, and he will vest in such frozen payout amount on the earlier of (a) the first anniversary of the date on which such election is made, provided that he remains employed with the company through such first anniversary or (b) the date on which his employment is terminated by the company without cause or due to disability, by him for good reason following a sale of CDI, or as the result of his death. If his employment with the company terminates prior to the first anniversary of such election for any other reason, then the Performance Units will be forfeited. To the extent vested in connection with such an election, the Performance Units will be settled in the same manner as described above.

As of the end of 2016, none of the performance goals for Mr. Castleman’s Performance Units award were satisfied.

“Clawback” Policy

The company can cancel and recoup (or “claw back”) from any employee in the CDI organization any incentive compensation or equity awards that were based on incorrect information, whether the error in the information occurred as a result of oversight, negligence or intentional misconduct (including fraud). Therefore, certain payments and benefits described in this section regarding “Potential Payments Upon Termination of Employment or Change in Control” may be subject to forfeiture and clawback under certain circumstances.

Tables for Potential Payments to the NEOs upon Termination of Employment or Change in Control

The first table below sets forth the benefits that Mr. Castleman and Mr. Short would have received if a termination or separation from employment or a change in control of CDI had occurred on December 31, 2016. The second table below sets forth the actual severance benefits that Mr. Freidheim, Ms. Albrinck and Mr. Malan received or will receive in connection with their separation from employment. The actual amounts paid to an executive can only be determined at the time of the executive’s separation from the company, and so the actual amounts paid to Mr. Castleman and Mr. Short upon a termination of employment are likely to differ from the amounts set forth in the first table below.

The first table takes into account the increase in the number of months of salary continuation (from six to twelve) for Mr. Castleman following a termination of his employment without cause, which increase was agreed to in his letter agreement in January 2017. However, the first table does not consider the retention bonus arrangements for, and equity awards to, Messrs. Castleman and Short pursuant to their January 2017 letter agreements.

The first table does not contain any columns for resignation or termination of employment by CDI for cause or for a change in control because, as of December 31, 2016, no benefits would be payable to the NEOs in those cases. Also, the first table contains no column for retirement because none of the NEOs were retirement-eligible under the terms of CDI’s executive compensation programs and agreements as of the end of 2016.

Certain benefits which are provided generally to all salaried employees of CDI (such as a payment for accrued but unused time-off) are excluded from these tables. Certain benefits are contingent upon the executive signing a release and waiver of claims in favor of CDI, including covenants which prohibit the executive from disclosing proprietary or confidential information of CDI and from competing with the company or soliciting its employees, consultants, customers and prospective customers for a certain period after termination of their employment. Severance and other deferred compensation payments to the NEOs may be subject to a six-month delay following the executive’s termination of employment, if necessary to avoid the imposition of an additional 20% tax on such payments pursuant to Section 409A of the Internal Revenue Code.

Type of Payment or Benefit	Termination Not for Cause ($)	Termination Due to Death or Disability ($)
Michael S. Castleman
Salary continuation (1)	500,000	0
Non-equity annual incentive compensation	0	0
Accelerated vesting of TVDS (2)	200,900	17,424
Accelerated vesting of Performance Units (3)	0	0

Total	700,900	17,424

Brian D. Short
Salary continuation (1)	375,000	0
Non-equity annual incentive compensation	0	0
Outplacement services	15,000	0
Life insurance coverage (4)	491	0
COBRA reimbursements	0	0
Accelerated vesting of TVDS	0	20,788
Accelerated vesting of SARs	0	0
Accelerated vesting of Stock Options (5)	0	0
Accelerated vesting of Performance Shares (3)	0	0
Accelerated vesting of Non-Equity Long-Term Incentive Award (3)	0	0

Total	390,491	20,788

Type of Payment or Benefit	Amounts Paid and Payable in Connection with Termination of Employment ($)
Scott J. Freidheim
Salary continuation (1)	150,000
Severance payment	318,000
Non-equity annual incentive compensation	0
Accelerated vesting of TVDS (2)	146,565
Accelerated vesting of Stock Options	0
Accelerated vesting of Performance Units (3)	0

Total	614,565

Jill M. Albrinck
Salary continuation (1)	180,000
Bonus (6)	126,002
Accelerated vesting of TVDS (2)	108,008
Accelerated vesting of Performance Units (3)	0

Total	414,010

D. Hugo Malan
Salary continuation	0
Non-equity annual incentive compensation	0
Accelerated vesting of TVDS (2)	180,482
Accelerated vesting of Performance Units (3)	0

Total	180,482

Notes to the Tables for Potential Payments to the NEOs upon Termination of Employment or Change in Control:

(1)	These amounts represent twelve months of continued base salary for Mr. Castleman and Mr. Short, three months of continued base salary for Mr. Freidheim, and six months of continued base salary for Ms. Albrinck. In the case of Mr. Castleman, this reflects the increase in the number of months of salary continuation provided under the letter agreement he and the company signed in January 2017.

(2)	These dollar amounts represent: (a) for Mr. Castleman, the value of 24,992 shares of TVDS which would vest on December 31, 2016 in the event his employment was terminated without cause, and the value of 2,200 shares of TVDS which would vest on December 31, 2016 in the event of the termination of his employment due to his death or disability; (b) for Mr. Freidheim, the value of 24,855 shares of TVDS which vested in connection with the termination of his employment in September 2016; (c) for Ms. Albrinck, the value of 11,740 shares of TVDS which vested in connection with the termination of her employment in February 2017 (had her employment been terminated by the company without cause on December 31, 2016, she would have instead received 10,407 shares of TVDS); and (d) for Mr. Malan, the value of 22,846 shares of TVDS which vested in connection with the termination of his employment in November 2016. In each of these cases except for Ms. Albrinck, the dollar amounts also include the value of any additional shares which the NEO received or would be entitled to receive upon vesting based on the aggregate dividends paid on CDI stock between the date of grant and the date of vesting. In the case of Mr. Castleman, the value of shares of TVDS subject to accelerated vesting is based on the closing price of CDI stock on December 31, 2016, which was $7.40 per share. The value of the shares of TVDS for the other NEOs is based on the closing price of CDI stock on the date of their termination of employment.
(3)	Because the minimum level of achievement of the performance goals for the Performance Units, Performance Shares and Long-Term Cash Awards was not satisfied as of December 31, 2016, no value is reported in this row in connection with the accelerated vesting of such awards.
(4)	This amount represents the cost of twelve months of life insurance coverage paid by the company.
(5)	Mr. Short’s Stock Options which are subject to accelerated vesting have no value reflected in this table because the closing price of CDI stock on December 31, 2016 ($7.40 per share) is below the exercise price of the Stock Options.
(6)	This represents Ms. Albrinck’s guaranteed minimum bonus for 2016 under her employment agreement.

Director Compensation

The compensation paid to the company’s non-employee directors is structured to attract and retain qualified non-employee directors and to further align their interests with the interests of CDI’s shareholders by linking a significant portion of their compensation to CDI’s stock performance. Directors who are not employees of CDI or one of its subsidiaries receive the following as compensation for their service on the Board and on committees of the Board:

•	Retainer Fee. Each non-employee director receives a retainer fee of $55,000 per year. Under the compensation arrangements in effect during 2016, the director could elect to be paid in any combination of: (a) cash; (b) CDI stock options; or (c) CDI stock on a deferred basis under the Omnibus Stock Plan. If a director elects to receive deferred stock for all or a portion of the retainer fee, the director would receive shares of time-vested deferred stock (TVDS), each of which corresponds to a right to receive one share of CDI stock upon completion of the applicable vesting period (from three to ten years, as selected by the director). The number of shares of TVDS is calculated by dividing the amount of the retainer fee which the director chooses to defer by the market value of CDI stock at the beginning of the directors’ fee year. A directors’ fee year is the period for which a director is paid and runs from one annual meeting of shareholders to the next. The company would make a matching contribution of one share of TVDS for every three shares of TVDS acquired by the director. If a director elects to receive stock options for all or a portion of the retainer fee, the number of options which the director receives is determined using a Black-Scholes valuation methodology.

•	Time-Vested Deferred Stock (TVDS). Each non-employee director receives, at the beginning of the directors’ fee year, an annual grant of shares of TVDS, which upon vesting on the third anniversary of the date of grant, are converted into an equivalent number of shares of CDI stock. The number of shares of TVDS equals the lesser of (a) $100,000 divided by the market price of CDI stock on the date of grant and (b) 10,000 shares. The limitation of the annual TVDS grant to 10,000 shares was adopted by the Board in May 2016 in recognition of the company’s declining stock price. Upon vesting, holders of TVDS receive additional shares of CDI stock having a value equal to the total dividends paid on CDI stock during the period from the grant date to the vesting date.

•	Committee Service Fees and Committee Chairman Fees. For service on committees of the Board, non-employee directors receive an additional $5,000 per year for each committee chaired ($10,000 in the case of the Audit Committee and the Compensation Committee) and $3,000 per year for each committee served on in excess of one.

•	Meeting Attendance Fees. Non-employee directors are paid meeting attendance fees of $1,000 for each Board meeting and committee meeting attended.

•	Board Chairman Fees. The Chairman of the Board is paid an additional fee of $60,000 per year, and also is entitled to receive reimbursement of up to $40,000 for administrative support services to assist in the performance of the Chairman’s duties.

•	Lead Director Fee. The Lead Director is paid an additional fee of $10,000 per year.

The compensation arrangements for non-employee directors are developed by the Governance and Nominating Committee and recommended to the Board for final approval. Neither that committee nor the Board retained a compensation consultant during 2016 in connection with determining the amount or form of director compensation.

No consulting fees were paid in 2016 to any of CDI’s directors.

Directors who are also employees of CDI do not receive any compensation for their services as directors (other than reimbursements for reasonable expenses incurred in connection with the performance of such services).

Director Compensation Table for 2016

The following table shows the 2016 compensation for our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Joseph L. Carlini	86,000	56,400	0	142,400
Michael J. Emmi	90,000	56,400	9,484	155,884
Walter R. Garrison	125,000	56,400	9,484	190,884
Lawrence C. Karlson	96,000	56,400	9,484	161,884
Ronald J. Kozich	93,000	56,400	9,484	158,884
Anna M. Seal	87,000	56,400	9,484	152,884
Albert E. Smith	90,044	56,400	9,484	155,928
Barton J. Winokur	84,000	56,400	9,484	149,884

Notes to the Director Compensation Table for 2016:

The “Fees Earned or Paid in Cash” Column

This column represents a total of the retainer fees, Board Chairman fees, Lead Director fees, committee chairman fees, fees for service on more than one committee, Board meeting attendance fees and committee meeting attendance fees earned by the non-employee directors in 2016. The table below shows a breakdown of those fees for each director.

Name	Retainer Fees ($)	Board Chairman and Lead Director Fees ($)	Committee Chairman Fees ($)	Additional Committee Service Fees ($)	Board Meeting Attendance Fees ($)	Committee Meeting Attendance Fees ($)	Total ($)
Joseph Carlini	55,000	0	0	3,000	8,000	20,000	86,000
Michael Emmi	55,000	0	10,000	3,000	9,000	13,000	90,000
Walter Garrison	55,000	60,000	0	0	10,000	0	125,000
Lawrence Karlson	55,000	0	10,000	3,000	9,000	19,000	96,000
Ronald Kozich	55,000	0	0	6,000	10,000	22,000	93,000
Anna Seal	55,000	0	5,000	3,000	10,000	14,000	87,000
Albert Smith	55,000	9,044	0	3,000	9,000	14,000	90,044
Barton Winokur	55,000	0	5,000	3,000	10,000	11,000	84,000

None of the directors elected to receive a portion of the 2016 retainer fees which are included in the “Fees Earned or Paid in Cash” column in the form of TVDS or stock options.

The “Stock Awards” Column

The Stock Awards column represents the aggregate grant date fair value of shares of TVDS received by the directors in 2016, in accordance with FASB ASC Topic 718, calculated without regard to any estimated forfeitures. The grant date fair value of the directors’ Stock Awards is equal to the market price of CDI stock on the date of grant multiplied by the number of Stock Awards received on that date. For additional information regarding the valuation assumptions relating to CDI’s Stock Awards, see Note 8 to the company’s consolidated financial statements in the Original 10-K Filing. The grant date fair value of the Stock Awards included in the Directors Compensation Table for 2016 was $5.64 for each share of TVDS received by all of the non-employee directors on May 17, 2016. The amounts in this column reflect the grant date fair value of these awards under fair value accounting standards and do not correspond to the actual value that will be realized by the directors.

Each director held a total of 25,174 shares of TVDS at the end of 2016.

The “All Other Compensation” Column

For each director, the amounts in this column represent the dollar value of additional shares of CDI stock received by the director upon vesting of TVDS relating to accrued dividends (upon vesting, holders of shares of TVDS receive additional shares of CDI stock having a value equal to the total dividends paid on CDI stock during the period from the grant date to the vesting date).

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has been an officer or employee of CDI or any of its subsidiaries. No executive officer of CDI served on the compensation committee of another entity (or on any other committee of the board of directors of another entity performing similar functions) during 2016, where an executive officer of that other entity served on the Compensation Committee or the Board of CDI. In addition, none of CDI’s executive officers served as member of the board of directors or compensation committee of another entity that has one or more of its executive officers serving on CDI’s Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Principal Shareholders

As of April 10, 2017, the following persons and entities were known by the company to be beneficial owners of more than 5% of the outstanding shares of CDI stock. The following table shows, as of that date (or such other date as is indicated in the footnotes), the number of shares of CDI stock beneficially owned by those principal shareholders and the percentage which that number represents of the total outstanding shares of CDI stock beneficially owned as of that date. Under SEC rules, any shares which a person has the right to acquire (such as by exercising stock options or SARs or by a vesting of TVDS) within the sixty-day period after April 10, 2017 are considered to be beneficially owned as of April 10, 2017.

Name and Address of Beneficial Owner	Number of Shares of CDI Stock Beneficially Owned*		Percentage of Total Shares of CDI Stock Beneficially Owned
Lawrence C. Karlson and Barton J. Winokur, as Trustees of certain trusts for the benefit of Walter R. Garrison’s children; and Michael J. Emmi, Donald W. Garrison, Lawrence C. Karlson and Barton J. Winokur, as Trustees of certain other trusts for the benefit of Walter R. Garrison’s children	3,334,455	(1)	17.8%
c/o Megan K. Horwitz, Esquire Dechert LLP Cira Centre 2929 Arch Street Philadelphia, PA 19104

BLR Partners LP, BLRPart, LP, BLRGP Inc., Fondren Management, LP, FMLP Inc., Bradley L. Radoff, Joshua E. Schechter, Brian J. Kelley, Kyle J. Loudermilk, Paul A. Matthews and Anthony E. Scott	1,533,872	(2)	8.2%
1177 West Loop South, Suite 1625 Houston, TX 77027

Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, TX 78746	1,384,036	(3)	7.4%

Walter R. Garrison 1735 Market St., Suite 200 Philadelphia, PA 19103	1,258,630	(4)	6.7%

BlackRock, Inc. 55 East 52nd Street New York, NY 10055	1,090,402	(3)	5.8%

Notes to the Principal Shareholders Table:

*	Except as indicated in the following footnotes, the respective beneficial owners have sole voting power and sole investment power with respect to the shares shown opposite their names.
(1)	Each trustee under these trusts has joint voting and investment power with the other trustee(s) with respect to these shares but disclaims any beneficial interest except as a fiduciary. Those trustees who are also directors of CDI own, of record and beneficially, the number of shares of CDI stock shown opposite their names in the table which appears in the following section (titled “CDI Stock Ownership by Directors and Executive Officers”).
(2)	This number is as of February 14, 2017, and is based on a Schedule 13D filed by the shareholders with the SEC.
(3)	These numbers are as of December 31, 2016, and are based on Schedule 13G’s filed by the shareholders with the SEC. In its Schedule 13G, Dimensional Fund Advisors LP noted that it and its subsidiaries, in their role as investment advisors for various funds, investment companies and trusts, possess voting and/or investment power over the shares of CDI stock, but the shares are owned by the various funds, investment companies and trusts, and Dimensional Fund Advisors LP disclaims beneficial ownership of the shares.
(4)	Does not include the shares held by the various family trusts referred to in this table. See also footnotes (1) and (2) to the following table, in the “CDI Stock Ownership by Directors and Executive Officers” section.

CDI Stock Ownership by Directors and Executive Officers

The following table sets forth, as to each person who is a director or Named Executive Officer (as identified in Item 11 of this Amendment), and as to all directors and executive officers of CDI as a group, the number of shares of CDI stock beneficially owned as of April 10, 2017 and the percentage which that number represents of the total outstanding shares of CDI stock beneficially owned as of that date. Under SEC rules, any shares which a person has the right to acquire (such as by exercising stock options or SARs or by a vesting of TVDS) within the sixty-day period after April 10, 2017 are considered to be beneficially owned as of April 10, 2017. The number of stock options or SARs which the person could acquire upon exercise would be calculated based on the closing price of CDI stock on April 10, 2017.

Name of Individual or Group	Number of Shares of CDI Stock Beneficially Owned**		Percentage of Total Shares of CDI Stock Beneficially Owned
Jill M. Albrinck	8,131		*
Joseph L. Carlini	7,386		*
Michael S. Castleman	28,280		0.2%
Michael J. Emmi	64,297	(1)	0.3%
Scott J. Freidheim	1,001		*
Walter R. Garrison	1,258,630	(1) (2)	6.7%
Lawrence C. Karlson	137,747	(1)	0.7%
Ronald J. Kozich	63,811		0.3%
D. Hugo Malan	0		*
Anna M. Seal	43,954		0.2%
Brian D. Short	17,473		*
Albert E. Smith	68,658		0.4%
Barton J. Winokur	46,277	(1) (3)	0.3%
All directors and executive officers as a group (13 persons)	1,745,645	(4)	9.3%

Notes to the CDI Stock Ownership by Directors and Executive Officers Table:

*	Less than 0.1%
**	Except as indicated in the following footnotes, the respective beneficial owners have sole voting power and sole investment power with respect to the shares shown opposite their names.
(1)	Does not include the 3,334,455 shares of CDI stock held in various trusts created by Walter Garrison for the benefit of his children. These shares are referenced above in the Principal Shareholders table under the names of the trustees of the various trusts. Three of the trustees, Michael Emmi, Lawrence Karlson and Barton Winokur, are directors of CDI and a fourth trustee, Donald Garrison, is Walter Garrison’s brother. Walter Garrison disclaims beneficial ownership of these shares, as do the other trustees except as fiduciaries.

(2)	Includes 80,190 shares held indirectly. Does not include 175,000 shares held by The Garrison Foundation, a charitable trust established for the benefit of the Pennsylvania Institute of Technology. The trustees of The Garrison Foundation are Walter Garrison and his wife. Mr. Garrison and his wife have no pecuniary interest in the income or assets of that foundation and they disclaim beneficial ownership of these shares except as fiduciaries. This also does not include 32,000 shares held by The Garrison Family Foundation, which is a charitable trust. Mr. Garrison is one of nine trustees of The Garrison Family Foundation but disclaims beneficial ownership of the foundation’s shares except as a fiduciary. A total of 648,000 shares owned by Mr. Garrison have been pledged as security for a bank loan to a third party and for lease obligations of a third party. See below for a description of our “Restrictions on Hedging and Pledging of CDI Stock by Directors and Executive Officers”. Some of the shares pledged by Mr. Garrison were pledged prior to the Board’s adoption in early 2014 of the policy containing those restrictions, and therefore were grandfathered under that policy. In April 2016, the Board approved Mr. Garrison’s pledge of some additional shares.
(3)	Does not include 116,128 shares held by a foundation of which Mr. Winokur is the sole trustee. Mr. Winokur has no pecuniary interest in the income or assets of that foundation and disclaims beneficial ownership of those shares except as a fiduciary.
(4)	If the 3,334,455 shares held in the Garrison family trusts referred to in footnote (1) above, the 175,000 shares held by The Garrison Foundation and the 32,000 shares held by The Garrison Family Foundation referred to in footnote (2) above, and the 116,128 shares held by the foundation referred to in footnote (3) above were combined with the 1,745,645 shares shown in this table as held by directors and executive officers as a group, the total would be 5,403,228 shares or 28.8% of the total number of shares of CDI stock beneficially owned.

Restrictions on Hedging and Pledging of CDI Stock by Directors and Executive Officers

The Board has adopted a policy which prohibits any executive officer or director of CDI from: (a) directly or indirectly engaging in hedging or monetization transactions, through transactions in CDI stock or through the use of financial instruments designed for such purpose; (b) engaging in short sale transactions in CDI stock; and (c) following the adoption of this policy in early 2014, pledging of CDI stock as collateral for a loan, including through the use of traditional margin accounts with a broker, without written consent from the Board (with any affected directors recusing themselves). In connection with the review of a request to pledge securities, the Board (with any affected directors recusing themselves), will, among other things, consider: (i) the number of shares being pledged, as a percentage of CDI’s total outstanding shares, as a percentage of the total shares owned by the individual, and as a percentage of CDI’s historical trading volume; (ii) the risk of foreclosure given the nature of the associated transaction and the individual’s other resources to repay the loan; and (iii) protections against the appearance of insider trading (such as the ability to comply with Section 16 and associated stock transaction reporting obligations).

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 regarding shares of CDI stock that may be issued under the Omnibus Stock Plan. This table and the numbers in the table are as they appeared in our Original 10-K Filing. See Note 8 — Stock-Based Compensation, in the notes to the consolidated financial statements included in Part II, Item 8 of the Original 10-K Filing, for further information related to the Omnibus Stock Plan.

(in thousands, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
	A	B		C
Equity compensation plans approved by security holders (a)	1,149	$17.23	(b)	1,124
Equity compensation plans not approved by security holders	—	—		—

Total	1,149	$17.23		1,124

(a)	As of December 31, 2016, no shares would have been issuable to participants upon exercise of SARs under the Omnibus Stock Plan. Holders of SARs can, upon vesting, receive shares of CDI stock having a value equal to any appreciation in the market price of the stock on the date of exercise over the market price on the date of grant. Based on the market price of CDI stock on December 31, 2016 of $7.40, the market price exceeded the exercise price for none of the 75 thousand SARs outstanding as of December 31, 2016 under the Omnibus Stock Plan.

As of December 31, 2016, 53 thousand shares would have been issuable to participants upon exercise of Stock Options under the Omnibus Stock Plan. Employee stock options generally vest ratably over a four to five year period and expire seven years from the date of grant.

As of December 31, 2016, 936 thousand shares of TVDS were outstanding and held by various employees and directors. For most employees, the shares of TVDS generally vest over four years and will generally be forfeited prior to vesting if the holder’s employment with the company ends prior to the applicable vesting date. For directors, the shares of TVDS vest on the third anniversary of the date of grant.

As of December 31, 2016, 160 thousand shares of performance-based share awards were outstanding under the Omnibus Stock Plan, vesting at various times over the course of the next two to five years if the applicable performance goals are met. The fair value of a performance-based share award is determined and the number of shares of CDI stock to be awarded is fixed on the date of grant.

As of December 31, 2016, 1,422 thousand performance units were outstanding. This number is based on achieving the maximum level of performance, and so if any of those outstanding awards are earned, they are converted into their then cash equivalent and settled in cash shortly after vesting. These awards are not factored into the number of securities to be issued upon exercise in column A above, but based on the terms of the Omnibus Stock Plan, have reduced the number of securities remaining available for issuance in column C above.

(b)	The weighted-average exercise price relates to outstanding Stock Options and SARs. Not included in the calculation of the weighted-average exercise price were shares of TVDS and performance-based share awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Independence of the Directors

CDI’s Corporate Governance Principles (which are posted on our website at www.cdicorp.com in the Investor Relations section), as well as the listing standards of the NYSE, require that at least a majority of the directors of the company be “independent directors” (as that term is defined under the NYSE listing standards). The Board of Directors conducts an annual review of the independence of all of its members. In connection with that review, the Board examines and considers information provided by the directors and the company which might indicate any material relationships (e.g., commercial, consulting, banking, legal, accounting, charitable or family relationships) that would impair the independence of any of the directors. For purposes of this review, the Board has used the guidelines contained in the NYSE listing standards rather than developing its own categorical standards for independence.

The Board conducted this review during the past year and determined that all of the directors of CDI are independent (and satisfy the independence requirements set forth in the listing standards of the NYSE) except for Scott Freidheim and Barton Winokur. Mr. Freidheim, who resigned as a director in September 2016, was the company’s CEO and the only director who was a CDI employee. Mr. Winokur is a senior partner of Dechert LLP, a law firm that provides legal services to CDI (including services as counsel to the Audit Committee). Dechert’s billings to CDI for services rendered in 2016 were approximately $900,000.

Related Party Transactions and Approval Policy

The Board has adopted a written policy setting forth procedures for the review and approval of transactions involving CDI and related parties. For purposes of this policy, a related party is:

•	an executive officer or director of CDI or any of such person’s immediate family members;

•	a shareholder owning more than 5% of CDI’s stock; or

•	an entity which is owned or controlled by one of the above parties or an entity in which one of the above parties has a substantial ownership interest or control.

Under this policy, the company may not enter into a transaction with a related party unless:

•	the Governance and Nominating Committee has reviewed the transaction, determined it to be on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party, and recommended its approval to the Board; and

•	the transaction is subsequently approved by the disinterested members of the Board.

Transactions available to all employees generally and transactions related to an executive officer’s employment with CDI or a director’s performance of services as a director of CDI (such as payment of salary, bonus, director fees, equity compensation, travel expenses and similar payments) are not subject to these review and approval procedures. The company’s use of Dechert LLP as outside counsel (Mr. Winokur, a CDI director, is a senior partner in that firm) has been approved under this policy.

Item 14.	Principal Accountant Fees and Services.

KPMG LLP served as CDI’s independent registered public accounting firm for the fiscal years ended December 31, 2016 and December 31, 2015. KPMG’s fees for services rendered to CDI for the past two fiscal years are set forth in the table below. The Audit Committee pre-approved all of these services.

Type of Fees	2016	2015
Audit Fees (1)	$1,640,000	$1,545,500
Audit-Related Fees (2)	$0	$171,500
Tax Fees (3)	$16,452	$29,712
All Other Fees (4)	$0	$1,307
TOTAL FEES	$1,656,452	$1,748,019

(1)	Audit Fees in 2016 and 2015 consisted of the aggregate fees billed in connection with the audit of CDI’s annual financial statements (including activities relating to the evaluation of CDI’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act) and the review of the financial statements included in CDI’s quarterly reports on Form 10-Q.

(2)	Audit-Related Fees in 2015 consisted of the fees for assisting the company in the due diligence review of a potential business transaction and for an audit of the financial statements of CDI’s 401(k) plan.
(3)	Tax Fees in 2016 and 2015 related to consulting and compliance services in connection with certain international tax matters. Tax Fees in 2015 also included assistance in the due diligence review of tax matters relating to a potential business transaction
(4)	All Other Fees in 2015 consisted of a license fee for certain payroll tax compliance software used by CDI in the United Kingdom.

Pre-Approval Policy for Auditor Services

The Audit Committee (sometimes referred to simply as the “Committee” in this section) has adopted a policy which requires it to pre-approve the audit and non-audit services performed by CDI’s independent registered public accounting firm in order to assure that providing such services will not impair the firm’s independence.

For audit services, KPMG provides the Committee each fiscal year with an engagement letter outlining the scope of the audit services proposed to be performed in connection with that fiscal year, along with a fee proposal for those services. If agreed to by the Committee, the Committee formally accepts this engagement letter and fee proposal. In connection with its approval of the fee proposal, the Committee may also pre-approve the expenditure by management of an amount up to an additional 10% of such fee proposal in order to cover such additional costs as may be incurred for audit services that are performed for that fiscal year. However, our practice has been for KPMG to submit any proposed additional fees to the Committee for approval.

KPMG was not retained to provide any non-audit or non-audit-related services to CDI in 2016 other than certain international tax consulting and compliance services described in the table above (for $16,452 in fees). Under CDI’s pre-approval policy, management may submit to the Committee for approval a detailed list of non-audit and non-audit-related services that it recommends the Committee engage the independent registered public accounting firm to provide for the year. Management and the independent registered public accounting firm must each confirm to the Committee that each non-audit and non-audit-related service on the list is permissible under all applicable legal requirements. In addition to the list of anticipated non-audit and non-audit-related services, a budget estimating non-audit and non-audit-related services spending for the fiscal year would be provided. The Committee must approve both the list of permissible non-audit and non-audit-related services and the budget for such services. The Committee must be informed routinely as to the non-audit and non-audit-related services actually provided by the independent registered public accounting firm pursuant to this pre-approval process.

To ensure prompt handling of unexpected matters, the Committee delegates to the Chair of the Committee the authority to amend or modify the list of approved and permissible non-audit and non-audit-related services and fees. The Chair reports any action taken to the Committee at the next Committee meeting. The Committee expressly does not delegate to management the Committee’s responsibility to pre-approve services performed by the independent registered public accounting firm.

The independent registered public accounting firm must ensure that the Committee has approved all services provided to CDI. The independent registered public accounting firm’s fees, as compared to the budget for such services, are tracked and reported to the Committee on a regular basis.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents were filed as part of this report:

(a)	Financial Statements:

The consolidated balance sheets of the Registrant as of December 31, 2016 and 2015, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the years ended December 31, 2016, 2015 and 2014, the footnotes thereto, and the reports of KPMG LLP, independent registered public accounting firm, were contained in the Original 10-K Filing.

(b)	Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(c)	Exhibits:

See the Exhibit Index immediately following the signature page of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDI Corp.

Date: April 27, 2017	By:	/s/ Brian D. Short
Brian D. Short
Executive Vice President,
Chief Administrative Officer and General Counsel

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Articles of Incorporation of the Registrant, as amended effective December 11, 2007	10-K	001-05519	3.1	3/7/2008

3.2	Bylaws of the Registrant, as amended through March 17, 2017	8-K	001-05519	3.ii	3/20/2017

10.1*	CDI Corp. Amended and Restated Omnibus Stock Plan	Def. Proxy Stmt. (14A)	001-05519	Appendix B	4/20/2015

10.2*	CDI Corporation Deferred Compensation Plan	10-K	001-05519	10.e	3/31/2005

10.3*	Executive Severance Program applicable to executive officers of the Registrant	10-K	001-05519	10.12	3/11/2009

10.4*	Executive Stock Purchase Opportunity Program approved by the Board of Directors of the Registrant on March 9, 2006	8-K	001-05519	10.1	3/15/2006

10.5*	Changes to the Directors’ Compensation Arrangements, approved by the Board of Directors on June 11, 2007 and effective on July 18, 2007	10-Q	001-05519	10	8/3/2007

10.6*	Form of Director’s Time-Vested Deferred Stock Award	10-Q	001-05519	10.a	11/7/2007

10.7*	Employment Agreement between CDI Corporation and Brian D. Short effective March 16, 2009, and offer letter dated February 11, 2009 from CDI Corporation to Brian D. Short	10-Q	001-05519	10.2	8/6/2009

10.8*	Policy on Cash Bonus Awards and Equity Awards “Clawback”	10-K	001-05519	10.37	3/2/2010

10.9*	Form of Stock Appreciation Rights Agreement for 2010 grants	10-Q	001-05519	10.1	11/5/2010

10.10*	Form of Time-Vested Deferred Stock Agreement for 2010 awards	10-Q	001-05519	10.2	11/5/2010

10.11*	Form of Performance-Contingent Deferred Stock Agreement for 2010 awards	10-Q	001-05519	10.3	11/5/2010

10.12*	Form of Non-Qualified Option Agreement for 2012 awards to executive officers	8-K	001-05519	10.1	11/7/2012

10.13*	Form of Performance Shares Agreement for 2012 awards to executive officers	8-K	001-05519	10.2	11/7/2012

10.14	Technical Services Agreement dated as of July 24, 2009 between CDI Corporation and International Business Machines Corporation	10-K	001-05519	10.34	3/1/2013

10.15	Predominant Supplier Attachment to the Technical Services Statement of Work between CDI Corporation and International Business Machines Corporation effective as of July 1, 2008	10-Q	001-05519	10.3	8/8/2008

10.16	Master Statement of Work between CDI Corporation and International Business Machines Corporation effective as of December 31, 2011	8-K	001-05519	10.1	12/22/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.17*	Offer Letter dated July 23, 2013 from CDI Corporation to William J. Wasilewski	10-Q	001-05519	10.1	11/1/2013

10.18*	Employment Agreement between CDI Corporation and William J. Wasilewski effective August 19, 2013	10-Q	001-05519	10.2	11/1/2013

10.19*	Form of 2013 Executive Incentive Program Overview distributed to executive officers	10-Q	001-05519	10.4	11/1/2013

10.20*	Form of Performance Shares Agreement	8-K	001-05519	10.1	3/6/2014

10.21*	Form of 2014 Executive Incentive Program Overview distributed to executive officers	10-Q	001-05519	10.1	8/6/2014

10.22*	Employment Agreement between CDI Corp. and Scott J. Freidheim dated as of September 10, 2014	8-K	001-05519	10.1	9/15/2014

10.23*	Employment Agreement between CDI Corporation and D. Hugo Malan dated October 20, 2014	10-K	001-05519	10.39	3/5/2015

10.24*	Performance Units Agreement between CDI Corp. and D. Hugo Malan dated October 27, 2014	10-K	001-05519	10.40	3/5/2015

10.25*	Employment Agreement between CDI Corporation and Michael S. Castleman dated October 20, 2014	10-K	001-05519	10.41	3/5/2015

10.26*	Performance Units Agreement between CDI Corp. and Michael S. Castleman dated October 28, 2014	10-K	001-05519	10.42	3/5/2015

10.27*	Amendment to Master Statement of Work between International Business Machines Corporation and CDI Corporation effective on December 4, 2014	8-K	001-05519	10.1	12/30/2014

10.28*	CDI Corp. Executive Bonus Plan	Def. Proxy Stmt. (14A)	001-05519	Appendix C	4/20/2015

10.29*	Long-Term Incentive Award between CDI Corp. and Brian D. Short granted May 19, 2015	10-Q	001-05519	10.1	8/6/2015

10.30*	Long-Term Incentive Award between CDI Corp. and William J. Wasilewski granted May 19, 2015	10-Q	001-05519	10.2	8/6/2015

10.31	Share Purchase Agreement by and among CDI Corporation, EdgeRock Technologies, LLC, the sellers listed on the signature pages thereto and MEP Advisors, LLC solely in its capacity as representative of the sellers dated as of October 6, 2015	8-K	001-05519	2.1	10/13/2015

10.32	Credit Agreement dated October 30, 2015 among CDI Corp. and several of its subsidiaries and Bank of America, N.A. and the other lenders under the Credit Agreement	8-K	001-05519	10.1	11/4/2015

10.33	Amendment No. 1 dated as of June 30, 2016 to the Credit Agreement dated October 30, 2015 among CDI Corp. and several of its subsidiaries and Bank of America, N.A. and the other lenders under the Credit Agreement	10-Q	001-05519	10.1	8/4/2016

10.34	Amendment No. 2 to Credit Agreement, Waiver and Consent dated September 16, 2016 among CDI Corp. and several of its subsidiaries and Bank of America, N.A. and the other lenders under the Credit Agreement	10-Q	001-05519	10.1	11/3/2016

10.35*	Change to director compensation approved by the CDI Corp. Board of Directors in May 2016	10-Q	001-05519	10.2	11/3/2016

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.36*	Separation Agreement between CDI Corp. and Scott Freidheim dated September 15, 2016	8-K	001-05519	10.1	9/19/2016

10.37	Master Statement of Work between International Business Machines Corporation and CDI Corporation effective on September 17, 2016	8-K	001-05519	10.1	9/22/2016

10.38	Supplier Relationship Agreement between International Business Machines Corporation and CDI Corporation effective on September 3, 2016	8-K	001-05519	10.2	9/22/2016

10.39	Agreement for the Sale and Purchase of CDI AndersElite Limited, dated September 16, 2016, by and between CDI Corporation and AndersElite Holdings Ltd.	8-K	001-05519	1.1	9/22/2016

10.40*	Separation Agreement between CDI Corporation and D. Hugo Malan dated November 7, 2016	8-K	001-05519	10.1	11/8/2016

10.41*	Letter Agreement dated January 25, 2017 between CDI Corporation and Michael S. Castleman	8-K	001-05519	10.1	1/31/2017

10.42*	Time-Vested Deferred Stock Agreement for award granted to Michael S. Castleman on January 25, 2017	8-K	001-05519	10.2	1/31/2017

10.43*	Performance Units Agreement for award granted to Michael S. Castleman on January 25, 2017	8-K	001-05519	10.3	1/31/2017

10.44*	Letter Agreement dated January 25, 2017 between CDI Corporation and Brian D. Short	8-K	001-05519	10.4	1/31/2017

10.45*	Time-Vested Deferred Stock Agreement for award granted to Brian D. Short on January 25, 2017	8-K	001-05519	10.5	1/31/2017

10.46*	Performance Units Agreement for award granted to Brian D. Short on January 25, 2017	8-K	001-05519	10.6	1/31/2017

21	Subsidiaries of the Registrant	10-K	001-05519	21	3/8/2017

23	Consent of Independent Registered Public Accounting Firm	10-K	001-05519	23	3/8/2017

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05519	31	3/8/2017

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05519	32	3/8/2017

101**

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes a management contract or compensatory plan or arrangement.
**	Pursuant to Regulation S-T, these interactive data files (which were included in the Original 10-K Filing) are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

APPENDIX A

Reconciliations of Non-GAAP Financial Measures to U.S. GAAP Financial Measures:

The CD&A section of this Amendment contains financial information calculated other than pursuant to U.S. Generally Accepted Accounting Principles (GAAP). In particular, it includes Adjusted EBITDA and Adjusted Earnings Per Share (EPS). These are presented as supplemental measures of performance. Adjusted EBITDA excludes from net loss attributable to CDI: interest, income taxes, depreciation and amortization expense, impairment charges, restructuring and other related costs, share-based compensation expense, leadership transition costs, loss on disposition, certain acquisition and litigation items, gain from the sale of a non-operating corporate asset, impairment related costs and sales and use tax recovery benefits. Adjusted EPS excludes from diluted earnings per common share: impairment charges, restructuring charges and other related costs, leadership transition costs, loss on disposition, certain acquisition and litigation items, amortization of acquired intangibles, gain on sale of non-operating asset, impairment related costs, sales and use tax recovery benefit and the related income tax effect.

These non-GAAP measures have limitations as analytical tools, should not be viewed as a substitute for financial information determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of CDI’s results as reported under GAAP. Some of the limitations of Adjusted EBITDA and Adjusted EPS as analytical tools are: (a) these measures do not reflect all our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (b) these measures do not reflect changes in, or cash requirements for, our working capital needs; (c) these measures do not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; (d) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; (e) share-based compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it from Adjusted EBITDA as an expense when evaluating our ongoing operating performance for a particular period; (f) these measures do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and (g) other companies in our industry may calculate these measures differently than we do, limiting its usefulness as a comparative measure.

CDI presents these non-GAAP financial measures because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. These non-GAAP financial measures are also used by management in its evaluation of core operations and in financial and operational decision-making.

For CDI’s financial results for the years ended December 31, 2016 and December 31, 2015 reported under GAAP, see the Original 10-K Filing.

	Year ended
	December 31,
	2016	2015
	(amounts in thousands, except per share data)
Net loss attributable to CDI to Adjusted EBITDA:
Net loss attributable to CDI	$(31,573)	$(37,003)
Interest expense, net	1,079	518
Income tax expense	102	8,551
Depreciation and amortization	10,300	11,679
Impairment (a)	—	21,537
Restructuring and other related costs (b)	3,767	4,217
Share-based compensation (c)	1,994	2,202
Leadership transition (d)	475	113
Loss on disposition of business interests (e)	11,301	310
Acquisition-related (f)	274	2,275
Reserve for project-related disputes (g)	1,000	—
Earnout adjustments (h)	(846)	—
Gain on sale of non-operating corporate asset (i)	—	(840)
Impairment-related costs (j)	—	150
Sales and use tax recovery benefit (k)	—	(525)

Adjusted EBITDA	$(2,127)	$13,184

EPS to Adjusted EPS:
Earnings per common share - diluted	$(1.66)	$(1.88)
Impairment (a)	—	1.09
Restructuring and other related costs (b)	0.20	0.21
Leadership transition (d)	0.03	0.01
Loss on disposition of business interests (e)	0.59	0.01
Acquisition-related (f)	0.01	0.12
Amortization of acquired intangibles (l)	0.12	0.11
Reserve for project-related disputes (g)	0.05	—
Earnout adjustments (h)	(0.04)	—
Gain on sale of non-operating corporate asset (i)	—	(0.04)
Impairment-related costs (j)	—	0.01
Sales and use tax recovery benefit (k)	—	(0.03)
Income tax effect (m)	0.44	0.43

Adjusted EPS	$(0.26)	$0.04

(a)	Represents “Impairment” in the consolidated statements of operations (which is contained in the Original 10-K Filing) related to the impairment of goodwill, certain fixed assets, definite-lived intangibles and other assets.
(b)	Represents “Restructuring and other related costs” in the consolidated statements of operations related to restructuring plans undertaken during 2013, 2014 and 2015.
(c)	Represents share-based compensation expense included in “Operating and administrative expenses” in the consolidated statements of operations.
(d)	Represents charges associated with the CEO and other executive leadership changes included in “Operating and administrative expenses” in the consolidated statements of operations.
(e)	Represents “Loss on disposition of business interests” in the consolidated statements of operation related to the disposition of the Company’s UK Staffing and recruitment business in the Company’s Enterprise talent segment and the controlling interest in a Mexico-based engineering design company in the Company’s Engineering Solutions segment.
(f)	Represents incremental costs associated with the acquisition of a business included in “Operating and administrative expenses” in the consolidated statements of operations.

(g)	Represents the impact to “Operating and administrative expenses” in the consolidated statements of operations related to an increase in reserves for project-related disputes.
(h)	Represents a benefit from earnout adjustments associated with the acquisition of a business included in “Operating and administrative expenses” in the consolidated statement of operations.
(i)	Represents the gain on sale of non-operating corporate asset included in “Other income (expense), net” in the consolidated statements of operations.
(j)	Represents third-party valuation and related consulting fees associated with the impairment included in “Operating and administrative expenses” in the consolidated statements of operations.
(k)	Represents a net recovery on settlement of 2007 to 2011 Pennsylvania sales and use tax included in “Operating and administrative expenses” in the consolidated statements of operations.
(l)	Represents the EPS impact to “Operating and administrative expense” in the consolidated statements of operations related to the amortization of definite-lived intangibles identified as a result of acquisitions completed during the fourth quarter of 2015.
(m)	Represents the aggregate income tax effect of each of the adjustments to diluted earnings per common share based on the specific income tax effect, including any related deferred tax adjustments. Also, in the third quarter of 2016 and fourth quarter of 2015, the Company recorded valuation allowances for deferred tax assets in the amounts of $8.9 million and $11.8 million, respectively.