Form 10-Q
period 2017-03-31
CDI CORP
filed 2017-05-10
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The number of shares outstanding of each of the registrant's classes of common stock as of May 4, 2017 was as follows:

Common stock, $0.10 par value: Class B common stock, $0.10 par value:	18,692,201 Shares None

CDI CORP.
Form 10-Q
For the Quarterly Period Ended March 31, 2017

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we and our representatives may make statements that are forward-looking. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow, and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: weakness or volatility in general economic conditions and levels of capital spending by clients in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our clients' projects or the inability of our clients to pay our fees; the termination of one or more major client contracts or projects; the uncertain timing and funding of new contract awards and renewals; a high concentration of our business with a few large clients; the impact and outcome of our decision to explore strategic alternatives, as announced on March 20, 2017; the failure to achieve the anticipated benefits of acquisitions, and difficulties in integrating acquired businesses with CDI; the inability to obtain favorable price and other terms for any acquisitions and divestitures we may do; delays or reductions in government spending; credit risks associated with our clients; competitive market pressures; foreign currency fluctuations; restrictions on the availability of funds and on our activities under our asset-based, secured credit facility; the availability, retention and cost of qualified labor; our level of success in attracting, training, and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our professional employees and our temporary employees; our performance on client contracts; negative outcome of pending and future claims and litigation; improper disclosure or loss of sensitive or confidential company, client, government, employee or candidate information, including personal data; and government policies, legislation or judicial decisions adverse to our businesses. More detailed information about these and other risks and uncertainties may be found in our filings with the United States Securities and Exchange Commission (SEC), particularly in the “Risk Factors” section in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.
Unless the context otherwise requires, all references herein to “CDI,” the "Registrant,” the "Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$6,707	$3,165
Accounts receivable, net of allowances of $1,159 and $1,220	187,905	178,365
Prepaid expenses and other current assets	13,028	10,148
Prepaid income taxes	4,569	4,690
Total current assets	212,209	196,368
Property and equipment, net of accumulated depreciation of $90,387 and $88,859	17,367	18,189
Deferred income taxes	2,609	2,729
Goodwill	45,459	45,428
Other intangible assets, net	15,368	15,976
Other non-current assets	11,935	10,602
Total assets	$304,947	$289,292

Liabilities and Equity
Current liabilities:
Credit facility	$14,181	$—
Accounts payable	38,376	34,923
Accrued compensation and related expenses	36,287	30,545
Other accrued expenses and other current liabilities	13,002	15,008
Income taxes payable	329	394
Total current liabilities	102,175	80,870
Deferred compensation	7,862	7,727
Deferred income tax	4,819	4,495
Other non-current liabilities	7,062	7,224
Total liabilities	121,918	100,316
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 22,345 and 22,326 shares	2,235	2,233
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	77,264	76,726
Retained earnings	172,465	179,302
Accumulated other comprehensive loss	(9,193)	(9,543)
Common stock in treasury, at cost - 3,653 and 3,653 shares	(59,742)	(59,742)
Total equity	183,029	188,976
Total liabilities and equity	$304,947	$289,292

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Revenue	$187,565	$233,524
Cost of services	153,446	190,249
Gross profit	34,119	43,275
Operating and administrative expenses	39,978	47,047
Restructuring and other related costs	—	49
Operating loss	(5,859)	(3,821)
Other income (expense), net	(413)	(149)
Loss before income taxes	(6,272)	(3,970)
Income tax expense	565	847
Net loss	$(6,837)	$(4,817)

Earnings (loss) per common share:
Basic	$(0.37)	$(0.24)
Diluted	$(0.37)	$(0.24)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net loss	$(6,837)	$(4,817)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	350	2,520
Total comprehensive loss	$(6,487)	$(2,297)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Operating activities:
Net loss	$(6,837)	$(4,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,110	3,082
Deferred income taxes	434	698
Share-based compensation	635	693
Changes in operating assets and liabilities:
Accounts receivable, net	(9,357)	(9,579)
Prepaid expenses and other current assets	(2,875)	(1,492)
Accounts payable	5,476	3,748
Accrued compensation and related expenses	5,732	7,226
Accrued expenses and other current liabilities	(2,013)	(2,767)
Income taxes receivable/payable	58	1,275
Other non-current assets	(839)	1,516
Other non-current liabilities	(399)	(260)
Net cash used in operating activities	(7,875)	(677)

Investing activities:
Additions to property and equipment	(546)	(1,115)
Acquisition-related payment	—	(2,108)
Proceeds from disposition of business interests	—	55
Proceeds from sale of assets	2	—
Net cash used in investing activities	(544)	(3,168)

Financing activities:
Stock repurchased under stock repurchase program	—	(1,662)
Borrowings on credit facilities	119,506	13,049
Repayments on credit facilities	(105,325)	(14,931)
Payment of debt issuance costs	—	(28)
Common shares withheld for taxes	(93)	(37)
Change in book overdraft	(2,171)	—
Net cash provided by (used in) financing activities	11,917	(3,609)

Effect of exchange rate changes on cash and cash equivalents	44	289
Net increase (decrease) in cash and cash equivalents	3,542	(7,165)
Cash and cash equivalents at beginning of period	3,165	16,932
Cash and cash equivalents at end of period	$6,707	$9,767

Supplemental disclosure of cash flow information:
Cash paid for interest	$166	$122
Cash paid (received) for income taxes, net of refunds	$53	$(1,212)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive (Loss) Income	Total Equity
	Shares	Amount

December 31, 2015	22,163	$2,216	$(52,487)	$74,774	$210,875	$(14,135)	$221,243
Net loss	—	—	—	—	(4,817)	—	(4,817)
Translation adjustments	—	—	—	—	—	2,520	2,520
Share-based compensation expense	—	—	—	693	—	—	693
Reclassification of equity awards from liabilities, net	—	—	—	(41)	—	—	(41)
Vesting and exercise of equity awards	29	4	—	(4)	—	—	—
Common shares withheld for taxes	(7)	(1)	—	(36)	—	—	(37)
Stock repurchased under stock repurchase program	—	—	(1,662)	—	—	—	(1,662)
March 31, 2016	22,185	$2,219	$(54,149)	$75,386	$206,058	$(11,615)	$217,899

December 31, 2016	22,326	$2,233	$(59,742)	$76,726	$179,302	$(9,543)	$188,976
Net loss	—	—	—	—	(6,837)	—	(6,837)
Translation adjustments	—	—	—	—	—	350	350
Share-based compensation expense	—	—	—	635	—	—	635
Reclassification of equity awards from liabilities, net	—	—	—	(2)	—	—	(2)
Vesting and exercise of equity awards	30	3	—	(3)	—	—	—
Common shares withheld for taxes	(11)	(1)	—	(92)	—	—	(93)
March 31, 2017	22,345	$2,235	$(59,742)	$77,264	$172,465	$(9,193)	$183,029

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages, unless otherwise indicated)
(Unaudited)

1.    Business

CDI Corp. and its subsidiaries (the “ Company ” or “ CDI ”) are providers of solutions based on skilled technical and professional talent. CDI’s business is comprised of four segments: Enterprise Talent, Specialty Talent and Technology Solutions, Engineering Solutions and Management Recruiters International (MRI). The Company provides to clients engineering and information technology solutions encompassing managed, project and talent services. CDI's clients are in multiple industries, including energy, chemicals, infrastructure, aerospace, industrial equipment, technology, as well as municipal and state governments, and the United States (U.S.) Department of Defense. CDI has offices and delivery centers in the U.S. and Canada. In addition, CDI provides recruiting and staffing services through its global MRINetwork® of franchisees.

On March 20, 2017, the Company announced that it had initiated a process to identify and evaluate strategic alternatives to maximize stockholder value. As part of that process, it engaged an investment banking firm as financial advisor to assist it in exploring a potential sale of the Company. Strategic alternatives will be evaluated in combination with the Company’s ongoing transformation that focuses on disciplined operations and sales effectiveness. There can be no assurance that the process described above will result in the consummation of any transaction or, if a transaction is undertaken, as to its terms, structure or timing.

2.    Principles of Consolidation and Basis of Presentation

Principles of Consolidation - The consolidated financial statements include the accounts of CDI Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation - The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (GAAP), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (SEC) for interim financial reporting. These statements should be read in conjunction with the Company's Form 10-K filed with the SEC on March 8, 2017. Results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the full year.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 (Topic 606) Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue guidance in addition to some cost guidance. ASU 2014-09 establishes a five-step model under the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company may apply this guidance using either a full retrospective approach, subject to certain practical expedients, or a modified retrospective approach with a cumulative effect adjustment as of the date of initial application. On July 9, 2015, the FASB approved a one-year deferral of the effective date that allows the Company to defer the effective date to January 1, 2018. In 2016, the FASB issued two amendments that are effective as of the effective date selected for the original standard. The Company has begun to evaluate the impact that adoption of this guidance will have on its consolidated financial statements but has not completed the evaluation and implementation process. The Company has not yet selected a transition method but has determined that it will utilize the deferred effective date of January 1, 2018 to adopt the standard.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages, unless otherwise indicated)
(Unaudited)

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which will simplify the goodwill impairment calculation. The standard eliminates the second step of the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company will apply this guidance to applicable impairment tests after adoption.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company has not determined the impact that adoption of this guidance will have on its consolidated financial statements.

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

CDI AndersElite Limited Disposition
On September 16, 2016, the Company completed the sale of CDI AndersElite Limited (Anders), the Company's UK-based staffing and recruitment business in the Enterprise Talent reporting segment, to AndersElite Holdings Ltd. (Holdings), an entity controlled by certain members of Anders' management. The Company received purchase consideration that included £4.5 million cash, £1.75 million subordinated debt in Holdings and warrants representing 19.99% of the fully diluted equity in Holdings. The

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages, unless otherwise indicated)
(Unaudited)

Company valued the non-cash purchase consideration at £0.5 million and recorded it to "Other non-current assets" in the consolidated balance sheets. In the third quarter of 2016, the Company recorded a loss of $11.3 million to "Loss on disposition of business interests" in the consolidated statements of operation related to the disposition of Anders. Anders did not meet the criteria to be reported as a discontinued operation under ASU 2014-08; accordingly, Anders' results are reflected in the Consolidated Statements of Operations within continuing operations. See Note 12—Reporting Segments, for Anders summarized results included in the consolidated statements of operations for the three months ended March 31, 2016.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements as of March 31, 2017 Using
	Fair Value Measurements at March 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual funds:
Bond	$1,711	$1,711	$—	$—
Large cap	3,019	3,019	—	—
International	1,064	1,064	—	—
Mid cap	1,170	1,170	—	—
Small cap	717	717	—	—
REIT Fund	216	216	—	—
Money market funds	875	875	—	—
Total assets (1)	$8,772	$8,772	$—	$—

(1)
As of March 31, 2017, $0.9 million and $7.9 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

		Fair Value Measurements as of December 31, 2016 Using
	Fair Value Measurements at December 31, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual funds:
Bond	$1,925	$1,925	$—	$—
Large cap	2,630	2,630	—	—
International	1,034	1,034	—	—
Mid cap	1,013	1,013	—	—
Small cap	655	655	—	—
REIT Fund	252	252	—	—
Money market funds	884	884	—	—
Total assets (1)	$8,393	$8,393	$—	$—

(1)
As of December 31, 2016, $0.9 million and $7.5 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages, unless otherwise indicated)
(Unaudited)

6.    Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2016			March 31, 2017
	Gross Balance	Accumulated Impairment Losses	Translation	Gross Balance	Accumulated Impairment Losses

Enterprise Talent	$22,491	$(16,868)	$—	$22,645	$(17,022)
Specialty Talent and Technology Solutions	16,445	—	—	16,445	—
Engineering Solutions	35,713	(21,431)	—	35,713	(21,431)
MRI	14,360	(5,282)	31	14,478	(5,369)
Total goodwill	$89,009	$(43,581)	$31	$89,281	$(43,822)

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

The following tables summarize the changes in the Company's carrying value of other intangible assets during the indicated periods:

	December 31, 2016			March 31, 2017
	Gross Balance	Accumulated Amortization	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Customer relationships	$19,190	$(10,667)	$(466)	$19,190	$(11,133)
Trademarks	6,440	(1,528)	(118)	6,440	(1,646)
Non-compete	150	(150)	—	150	(150)
Reacquired franchise rights	972	(596)	(24)	972	(620)
Total intangible assets subject to amortization	26,752	(12,941)	(608)	26,752	(13,549)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	2,165	—
Total other intangible assets	$28,917	$(12,941)	$(608)	$28,917	$(13,549)

7.    Restructuring and Other Related Costs

In September 2016, the Company approved a restructuring plan (the “2016 Restructuring Plan”) to further align its organizational structure, facilities and resource utilization with business volumes and strategic direction. Restructuring actions under the 2016 Restructuring Plan are expected to be completed during 2017 with certain payments related to the consolidation of facilities expected through 2018.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages, unless otherwise indicated)
(Unaudited)

The following table summarizes the provision, activity and balances related to the Restructuring Plans by cost type for the indicated periods:

	Employee severance and related costs	Real estate exit and related costs	Accrued restructuring liability

Balance as of December 31, 2015	$2,202	$2,935	$5,137
Cash payments	(509)	(609)	(1,118)
Charges	12	37	49
Balance as of March 31, 2016	$1,705	$2,363	$4,068

Balance as of December 31, 2016	$1,147	$3,314	$4,461
Cash payments	(609)	(676)	(1,285)
Charges	—	—	—
Balance as of March 31, 2017	$538	$2,638	$3,176

The consolidated balance sheets as of March 31, 2017 and December 31, 2016 include provisions related to the foregoing restructuring plans of $2.3 million and $3.5 million in “Other accrued expenses and other current liabilities”, and $0.9 million and $1.0 million in "Other non-current liabilities", respectively.

8.    Credit Facility

On October 30, 2015, the Company and certain domestic subsidiaries (collectively with the Company, the “U.S. Borrowers”), certain Canadian subsidiaries of the Company (collectively, the "Canadian Borrowers"), and certain UK subsidiaries of the Company (collectively, the "UK Borrowers"), collectively (the "Borrowers") entered into an agreement for a secured lending facility (the "Credit Agreement") with Bank of America, N.A. and other lenders. The Credit Agreement established a $150.0 million revolving line of credit facility which also includes an option to expand the facility by up to $75.0 million subject to agreement by the lenders, with a five-year term ending on October 30, 2020. In connection with the sale of Anders, the Company executed an amendment to the Credit Agreement to release all liens and security interests on the UK collateral and allocate the available UK borrowings to the U.S. Borrowers. As of March 31, 2017, the facility is comprised of two subfacilities with $135.0 million available to the U.S. Borrowers and $15.0 million available to the Canadian Borrowers. It also includes a $25.0 million sublimit for swing line loans and a $15.0 million sublimit for letters of credit.

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

As of March 31, 2017, the Company had total outstanding borrowings of $14.2 million, letters of credit outstanding of $3.3 million and $110.3 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2017. Interest was payable at rates ranging from 2.10% to 4.25% per annum for outstanding borrowings as of March 31, 2017.

As of December 31, 2016, the Company had no outstanding borrowings, letters of credit outstanding of $3.3 million and $122.3 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2016.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages, unless otherwise indicated)
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
The effective tax rates for the three months ended March 31, 2017 and 2016 were (9.0)% and (21.3)%, respectively. The effective tax rate for the three months ended March 31, 2017 is a negative rate due to taxes on profits in Canada and in certain states, while tax benefits for United States Federal and certain state losses are not recognized due to valuation allowances. The effective tax rate for the three months ended March 31, 2016 is a negative rate due to taxes on profits in Canada and in certain states, while tax benefits for United States Federal, certain state losses and United Kingdom losses were not recognized due to valuation allowances.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages, unless otherwise indicated)
(Unaudited)

11.    Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Three months ended
	March 31,
	2017	2016

Numerator:
Net loss	$(6,837)	$(4,817)
Denominator:
Basic weighted-average shares	18,679	19,679
Dilutive effect of share-based awards	—	—
Diluted weighted-average shares	18,679	19,679
Earnings (loss) per common share:
Basic	$(0.37)	$(0.24)
Diluted	$(0.37)	$(0.24)

There were 0.2 million shares and 0.7 million shares excluded from the computation of EPS for the three months ended March 31, 2017 and 2016, respectively, because their inclusion would have been anti-dilutive.

12.    Reporting Segments
The Company's reporting segments are as follows:

•
Enterprise Talent - Enterprise Talent provides staff augmentation, placement and other staffing-related services to support its clients’ access to engineering and technology personnel on a temporary or permanent basis. Enterprise Talent focuses on delivering its services to medium and larger sized enterprises that have ongoing needs for skilled and technical labor. The duration of individual client engagements can range from several months to multiple years based on a client’s project, seasonal or business cycle needs. In addition, Enterprise Talent offers enterprise clients managed staffing program services, vendor management solutions, certification management solutions, and recruitment process outsourcing solutions. Enterprise Talent currently operates in North America under the CDI® brand name. On September 16, 2016, CDI completed the sale of Anders, the Company's UK staffing and recruitment business. See Note—4 Acquisitions and Dispositions.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages, unless otherwise indicated)
(Unaudited)

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages, unless otherwise indicated)
(Unaudited)

Reporting segment operations data is presented in the following table for the indicated periods:

	Three Months Ended
	March 31,
	2017	2016

Revenue:
Enterprise Talent (1)	$102,161	$139,649
Specialty Talent and Technology Solutions	17,914	18,393
Engineering Solutions	56,196	63,254
MRI	11,294	12,228
Total revenue	$187,565	$233,524

Gross profit:
Enterprise Talent (1)	$10,314	$16,481
Specialty Talent and Technology Solutions	4,955	5,312
Engineering Solutions	13,481	15,477
MRI	5,369	6,005
Total gross profit	$34,119	$43,275

Operating profit (loss):
Enterprise Talent (1), (2)	$1,780	$1,135
Specialty Talent and Technology Solutions (3)	(1,042)	445
Engineering Solutions (2)	(2,601)	(1,935)
MRI	249	583
Corporate	(4,245)	(4,049)
Total operating loss	(5,859)	(3,821)
Other income (expense), net	(413)	(149)
Loss before income taxes	$(6,272)	$(3,970)

(1)
On September 16, 2016, the Company completed the sale of Anders, the Company's UK staffing and recruitment business, which is included in Enterprise Talent. During the third quarter of 2016, the Company recorded a charge in the amount of $11.3 million related to the disposition. Anders results are presented in the following table for the indicated periods (excluding allocation of corporate costs):

Three Months Ended
March 31,
2016

Revenue	$22,965
Gross Profit	3,859
Operating and administrative expenses	4,369
Operating loss	(509)

(2)	The following table summarizes the amount of restructuring and other related costs recognized by reporting segment for the indicated periods:

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages, unless otherwise indicated)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Restructuring and other related costs:
Enterprise Talent	$—	$12
Engineering Solutions	—	37
Total restructuring and other related costs	$—	$49

(3)
In the first quarter of 2016, the Company's Specialty Talent and Technology Solutions segment recorded a benefit to "Operating and administrative expenses" of $0.8 million related to the reversal of the EdgeRock acquisition earnout liability.

Reporting segment asset data is presented in the following table for the indicated periods:

	March 31,	December 31,
	2017	2016

Assets:
Enterprise Talent	$115,100	$102,770
Specialty Talent and Technology Solutions	38,017	38,505
Engineering Solutions	92,281	93,067
MRI	21,552	22,558
Corporate	37,997	32,392
Total assets	$304,947	$289,292

Reporting segment depreciation and amortization data is presented in the following table for the indicated periods:

	Three Months Ended
	March 31,
	2017	2016

Depreciation and amortization:
Enterprise Talent (1)	$155	$316
Specialty Talent and Technology Solutions	440	1,002
Engineering Solutions	1,014	1,271
MRI	68	66
Corporate	433	427
Total Depreciation and amortization	$2,110	$3,082

(1)
On September 16, 2016, the Company completed the sale of Anders, the Company's UK staffing and recruitment business, which is included in Enterprise Talent. Anders depreciation and amortization included in the three months ended March 31, 2016 was $0.2 million.

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
Enterprise Talent provides staff augmentation, placement and other staffing-related services to support its clients’ access to professional engineering and technology personnel on a temporary or permanent basis. Specialty Talent and Technology Solutions provides clients with specialized technology talent, staff augmentation and solutions including project assessment execution and management services, and outsourced managed services. Engineering Solutions provides engineering and architectural design, as well as deliverable work products and services performed at a CDI facility or at a client's facility under the supervision of CDI personnel. MRI is a global franchisor that provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their clients. See Note 12—Reporting Segments, in the notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q Report.

On March 20, 2017, the Company announced that it had initiated a process to identify and evaluate strategic alternatives to maximize stockholder value. As part of that process, it engaged an investment banking firm as financial advisor to assist it in exploring a potential sale of the Company. Strategic alternatives will be evaluated in combination with the Company’s ongoing transformation that focuses on disciplined operations and sales effectiveness. There can be no assurance that the process described above will result in the consummation of any transaction or, if a transaction is undertaken, as to its terms, structure or timing.
The Company is undertaking a strategic transformation and operational turnaround. As a result, the Company will make select investments and take other actions to improve business results and may experience volatility in financial performance. Historical trends may not be indicative of future trends.
First Quarter 2017 Overview
Revenue during the first quarter of 2017 decreased by $46.0 million or 19.7% as compared to the first quarter of 2016 primarily due to decreases in Enterprise Talent and Engineering Solutions. Enterprise Talent revenue decreased due to the disposition of CDI AndersElite Limited, the Company's UK staffing business, on September 16, 2016 and, to a lesser extent, a reduction at North America Staffing. Engineering Solutions revenue decreased primarily due to a reduction in EC&I. Gross profit decreased by $9.2 million primarily due to the reduction in revenue and, to a lesser extent, a reduction in overall gross profit margin. Operating and administrative expenses decreased primarily due to the disposition of the Company's UK staffing business and actions taken by the company to reduce personnel-related and other costs in response to lower business volumes, partially offset by investments in business development in Specialty Talent and Technology Solutions. For the first quarter of 2017, the Company reported an operating loss of $5.9 million compared to an operating loss of $3.8 million in the prior year period and a net loss of $6.8 million compared to $4.8 million in the prior year period, respectively.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Results of Operations

Consolidated Discussion
Three months ended March 31, 2017 as compared to the three months ended March 31, 2016

The following table presents changes in revenue by segment along with selected financial information for the indicated periods:

	Three Months Ended
	March 31,
	2017		2016		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Enterprise Talent	$102,161	54.5%	$139,649	59.8%	$(37,488)	(26.8)%
Specialty Talent and Technology Solutions	17,914	9.6	18,393	7.9	(479)	(2.6)
Engineering Solutions	56,196	30.0	63,254	27.1	(7,058)	(11.2)
MRI	11,294	6.0	12,228	5.2	(934)	(7.6)
Total Revenue	$187,565	100.0	$233,524	100.0	$(45,959)	(19.7)
Gross profit	$34,119	18.2	$43,275	18.5	$(9,156)	(21.2)
Operating and administrative expenses	$39,978	21.3	$47,047	20.1	$(7,069)	(15.0)
Restructuring and other related costs	$—	—	$49	—	$(49)	(100.0)
Operating loss	$(5,859)	(3.1)	$(3,821)	(1.6)	$(2,038)	53.3
Net loss	$(6,837)	(3.6)	$(4,817)	(2.1)	$(2,020)	41.9
Net cash used in operating activities	$(7,875)		$(677)		$(7,198)	NM
Effective income tax rate	(9.0)%		(21.3)%

NM - Not meaningful.
Revenue decreased due to reduced revenue across all segments. Enterprise Talent revenue decreased primarily due to the disposition of CDI AndersElite Limited, the Company's UK staffing business, on September 16, 2016 and reduced staffing volumes at several large clients in North America Staffing. Engineering Solutions revenue decreased primarily due to a decrease in EC&I related to reduced demand for engineering services by downstream clients as a result of the completion of several large projects as well as the impact of low capital spending by oil and gas clients. MRI revenue decreased primarily due to a reduction in royalties and contract staffing revenue. Specialty Talent and Technology Solutions revenue decreased primarily due to reduced spending by certain clients as part of their overall cost savings initiatives in Technology Solutions, partially offset by a slight increase in Specialty Talent.
Gross profit decreased primarily due to the reduction in revenue and, to a lesser extent, a slight reduction in the overall gross profit margin. The slight decrease in overall gross profit margin was primarily due to the reduction in Enterprise Talent's gross profit margin which was negatively impacted by the disposition of the Company's UK staffing business.
Operating loss increased primarily due to the decrease in gross profit, partially offset by a decrease in operating and administrative expenses. Operating and administrative expenses decreased primarily due to the disposition of the Company's UK staffing business and actions taken by the company to reduce personnel-related and other costs in response to lower business volumes, partially offset by investments in business development in Specialty Talent and Technology Solutions. Corporate operating costs increased primarily due to the process initiated to identify and review strategic alternatives.
Income tax expense decreased $0.3 million during the first three months of 2017 as compared to the first three months of 2016 primarily due to the reduction in profits of our Canadian business. The effective income tax rate for the first three months of 2017 is a negative rate due to taxes on profits in Canada and in certain states, while tax benefits for United States Federal and certain state losses are not recognized due to valuation allowances. The effective income tax rate for the first three months of 2016 is a negative rate due to taxes on profits in Canada and in certain states, while tax benefits for United States Federal, certain state losses and United Kingdom losses were not recognized due to valuation allowances. As such, comparison of effective tax rates for the first three months of 2017 as compared to the first three months of 2016 is not meaningful. See Note 10—Income taxes, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report for more information.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Segment Results of Operations

Enterprise Talent
Three months ended March 31, 2017 as compared to the three months ended March 31, 2016

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	March 31,
	2017		2016		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
North America Staffing	$102,161	100.0%	$116,684	83.6%	$(14,523)	(12.4)%
UK Staffing (1)	—	—	22,965	16.4	(22,965)	(100.0)
Total revenue	102,161	100.0	139,649	100.0	(37,488)	(26.8)
Cost of services	91,847	89.9	123,168	88.2	(31,321)	(25.4)
Gross profit	10,314	10.1	16,481	11.8	(6,167)	(37.4)
Operating and administrative expenses	8,534	8.4	15,334	11.0	(6,800)	(44.3)
Restructuring and other related costs	—	—	12	—	(12)	(100.0)
Operating profit	$1,780	1.7	$1,135	0.8	$645	56.8

(1)
On September 16, 2016, the Company completed the sale of CDI AndersElite Limited, the Company's UK staffing business. See Note 12—Reporting Segments, in the notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q Report.

Revenue decreased in both the North America and UK Staffing businesses. UK Staffing revenue decreased due to the disposition of CDI AndersElite Limited, the Company's UK staffing business, on September 16, 2016. North America Staffing revenue decreased primarily due to reduced staffing volumes at several large clients, partially offset by the positive impact of foreign currency exchange rates.

Gross profit and gross profit margin decreased primarily due to the disposition of the Company's UK staffing business and, to a lesser extent, the decrease in revenue and negative pricing pressure at certain clients in the North America Staffing business.

Operating and administrative expenses decreased primarily due to the disposition of the Company's UK staffing business and, to a lesser extent, actions taken by the Company to reduce personnel-related and other costs in response to lower business volumes.

Operating profit increased primarily due to the disposition of the Company's UK staffing business, partially offset by a decrease in North America Staffing's operating profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Specialty Talent and Technology Solutions
Three months ended March 31, 2017 as compared to the three months ended March 31, 2016

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	March 31,
	2017		2016		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Specialty Talent	$10,173	56.8%	$10,020	54.5%	$153	1.5%
Technology Solutions	7,741	43.2	8,373	45.5	(632)	(7.5)
Total revenue	17,914	100.0	18,393	100.0	(479)	(2.6)
Cost of services	12,959	72.3	13,081	71.1	(122)	(0.9)
Gross profit	4,955	27.7	5,312	28.9	(357)	(6.7)
Operating and administrative expenses (1), (2)	5,997	33.5	4,867	26.5	1,130	23.2
Operating profit (loss)	$(1,042)	(5.8)	$445	2.4	$(1,487)	NM

(1)	In the first quarter of 2016, the Company recorded a benefit of $0.8 million related to the reversal of the EdgeRock Technologies, LLC (EdgeRock) acquisition earnout liability.

(2)	In the first quarter of 2017 and 2016, the Company recorded $0.3 million and $0.8 million of amortization of EdgeRock acquisition-related intangible assets.
NM - Not meaningful.

Revenue decreased in Technology Solutions, partially offset by a slight increase in Specialty Talent. Technology Solutions revenue decreased primarily due to reduced spending by certain clients as part of their overall cost savings initiatives, partially offset by the impact of new projects at other clients.

Gross profit decreased primarily due to the reduction in gross profit margin and to a lesser extent, the reduction in revenue. Gross profit margin decreased primarily due to a combination of a shift in service mix toward Specialty Talent and margin compression in Specialty Talent, in particular among long-term clients.

Excluding the impact of the earnout reversal benefit recorded in the first quarter of 2016 and difference in EdgeRock acquisition-related amortization of intangible assets, operating and administrative expenses increased primarily due to personnel-related investments primarily in sales and recruitment.
Operating results decreased due to the increase in operating and administrative expenses and decrease in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Engineering Solutions
Three months ended March 31, 2017 as compared to the three months ended March 31, 2016

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	March 31,
	2017		2016		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Energy, Chemicals and Infrastructure (EC&I)	$27,423	48.8%	$33,951	53.7%	$(6,528)	(19.2)%
Aerospace and Industrial Equipment (AIE)	12,615	22.4	13,131	20.8	(516)	(3.9)
Government Services	16,158	28.8	16,172	25.6	(14)	(0.1)
Total revenue	56,196	100.0	63,254	100.0	(7,058)	(11.2)
Cost of services	42,715	76.0	47,777	75.5	(5,062)	(10.6)
Gross profit	13,481	24.0	15,477	24.5	(1,996)	(12.9)
Operating and administrative expenses	16,082	28.6	17,375	27.5	(1,293)	(7.4)
Restructuring and other related costs	—	—	37	0.1	(37)	(100.0)
Operating loss	$(2,601)	(4.6)	$(1,935)	(3.1)	$(666)	34.4

Revenue decreased in EC&I and, to a lesser extent, AIE while Government Services remained relatively flat. The decrease in EC&I is primarily due to reduced demand for engineering services by downstream clients as a result of the completion of several large projects as well as the impact of low capital spending by oil and gas clients. The decrease in AIE revenue is primarily due to reduced spending by a large commercial aviation client and the wind down of the Company's data acquisition and analysis business during the first quarter of 2016, partially offset by growth in other clients.

Gross profit decreased primarily due to a reduction in revenue and, to a lesser extent, a slight reduction in gross profit margin. Gross profit margin decreased primarily due to higher personnel-related costs and the winding down of certain business lines within AIE and EC&I, partially offset by an overall shift toward higher margin AIE and Government Services business.

Operating and administrative expenses decreased primarily due to actions taken by the Company to reduce personnel-related, facilities and other costs in response to lower business volumes.
Operating loss increased primarily due to the decrease in gross profit, partially offset by the decrease in operating and administrative costs.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Management Recruiters International (MRI)
Three months ended March 31, 2017 as compared to the three months ended March 31, 2016

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	March 31,
	2017		2016		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$8,872	78.6%	$9,227	75.5%	$(355)	(3.8)%
Royalties and Franchise Fees	2,422	21.4	3,001	24.5	(579)	(19.3)
Total revenue	11,294	100.0	12,228	100.0	(934)	(7.6)
Cost of services	5,925	52.5	6,223	50.9	(298)	(4.8)
Gross profit	5,369	47.5	6,005	49.1	(636)	(10.6)
Operating and administrative expenses	5,120	45.3	5,422	44.3	(302)	(5.6)
Operating profit	$249	2.2	$583	4.8	$(334)	(57.3)

Revenue decreased primarily due to a reduction in royalties and contract staffing revenue. Royalties decreased primarily due to fewer placements and franchise terminations. Contract staffing revenue decreased primarily due to a reduction in billable staffing headcount.

Gross profit decreased primarily due to a reduction in royalties, contract staffing revenue and, to a lesser extent, a reduction in gross profit margin. The overall reduction in gross profit margin is primarily due to reduced royalties.

Operating and administrative expenses decreased primarily due to lower business volumes, offset partially by costs related to leadership change in the first quarter of 2017.
Operating profit decreased due to the reduction in gross profit, partially offset by the decrease in operating and administrative expenses.

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

On October 30, 2015, the Company and several of its subsidiaries (collectively, the “Borrowers”) entered into a secured lending facility (the “Credit Agreement”) with Bank of America, N.A. and other lenders. The Credit Agreement established a $150.0 million revolving line of credit facility which also includes an option to expand the facility by up to $75.0 million subject to agreement by the lenders, with a five-year term ending on October 30, 2020. In connection with the sale of Anders, the Company executed an amendment to the Credit Agreement to release all liens and security interests on the UK collateral and allocate the available UK borrowings to the U.S. Borrowers. Borrowings under the Credit Agreement may be used by the Borrowers for general business purposes including capital expenditures and permitted acquisitions and investments. See Note 8—Credit Facility, in the notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q Report for more information relating to the Credit Agreement.

As of March 31, 2017, the Company had total outstanding borrowings of $14.2 million and letters of credit outstanding of $3.3 million under the Credit Agreement. As of March 31, 2017, the Company had cash and cash equivalents of $6.7 million and $110.3 million is available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2017.

As of March 31, 2017, approximately 96% of the Company's cash and cash equivalents were held by certain non-U.S. subsidiaries, principally by Canadian entities and denominated in Canadian dollars. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.

Cash and cash equivalents increased from $3.2 million on December 31, 2016 to $6.7 million on March 31, 2017.

On January 25, 2016, the Company announced that its Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the Stock Repurchase Program, CDI is authorized to repurchase up to $20 million of its common stock. The Company is not required to repurchase any specific number of shares and the Stock Repurchase Program may be modified, suspended or discontinued at any time without prior notice. Through March 31, 2017, the Company repurchased 1,190,356 shares for $7.3 million in cash and approximately $12.7 million remained authorized under the Stock Repurchase Program. The Company has not repurchased any shares since July 2016 under the Stock Repurchase Program.

The following table summarizes the net cash flows, by category, from the Company's consolidated statements of cash flows for the indicated periods:

	Three Months Ended
	March 31,
	2017	2016	Change

Operating Activities	$(7,875)	$(677)	$(7,198)
Investing Activities	(544)	(3,168)	2,624
Financing Activities	11,917	(3,609)	15,526

Operating Activities
For the first three months of 2017, net cash used in operating activities was $7.9 million, an increase in net cash used in operating activities of $7.2 million as compared to 2016. The increase in net cash used in operations is primarily due to increased working capital requirements and a decline in net operating results, after adjusting for non-cash items. Working capital requirements on a comparative basis were impacted by the timing of receipts and payments that include higher payments on prepaid assets, primarily multi-year software licenses, and reduced accrued payroll-related liabilities due to the timing of pay cycles, partially offset by a reduction in accounts payable and tax refunds.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Investing Activities
For the first three months of 2017, net cash used in investing activities was $0.5 million, a decrease of $2.6 million as compared to 2016. Cash payments in 2016 were higher primarily due to a $2.1 million payment in 2016 related to the EdgeRock Technologies, LLC acquisition and higher capital expenditures.

Financing Activities
For the first three months of 2017, net cash provided by financing activities was $11.9 million compared to net cash used in financing activities of $3.6 million during the comparable period in 2016. The increase in net cash provided by financing activities is primarily due to net borrowings in 2017 compared to net repayments in 2016 under the Company's Credit Agreement. The change in book overdrafts in 2017 are largely offset by the cash paid in 2016 to purchase the Company's stock under the Stock Repurchase Program on a comparative basis.

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
The critical accounting estimates and assumptions identified in the Company's 2016 annual report on Form 10-K filed on March 8, 2017 with the Securities and Exchange Commission have not materially changed.

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

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of March 31, 2017 was not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. As of March 31, 2017, the Company had total outstanding borrowings of $14.2 million with interest payable at rates ranging from 2.10% to 4.25% per annum.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures
The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date to provide reasonable assurance that information reported in this Form 10-Q Report is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting during the Company's first quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section (Part I, Item 1A) of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Through March 31, 2017, the Company repurchased 1,190,356 shares for $7.3 million in cash and approximately $12.7 million remained authorized under the Stock Repurchase Program. The Company has not repurchased any shares since July 2016 under the Stock Repurchase Program.

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

CDI Corp.
Date:	May 10, 2017	By:	/s/ Michael S. Castleman
Michael S. Castleman
President, Interim Chief Executive Officer and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Regulation S-T, these interactive data files are deemed not filed or incorporated in any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.