Form 10-Q
period 2017-06-30
CDI CORP
filed 2017-08-08
CIK 18396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
The number of shares outstanding of each of the registrant's classes of common stock as of August 3, 2017 was as follows:

Common stock, $0.10 par value: Class B common stock, $0.10 par value:	18,793,206 Shares None

CDI CORP.
Form 10-Q
For the Quarterly Period Ended June 30, 2017

Note About Forward-Looking Statements

This quarterly report on Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we and our representatives may make statements that are forward-looking. All statements that address expectations or projections about the future, including, but not limited to, statements about the pending acquisition of the Company and our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow, and tax rate), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “could,” “should,” “intends,” “plans,” “estimates” and similar references to future periods. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on expectations, estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to:

•
risks and uncertainties related to the pending acquisition of the Company by Nova Intermediate Parent, LLC, including the timing of completion of the Offer and the Merger (as defined and described on page 18 below), how many of our stockholders will tender their shares in the Offer, the possibility that competing offers will be made, the possibility that various closing conditions for the Offer or the Merger may not be satisfied or waived, possible litigation related to the Offer and the Merger, and the impact of the Offer and the Merger on our operations and business and on our relationships with our employees, clients and suppliers;

•	weakness or volatility in general economic conditions and levels of capital spending by clients in the industries we serve;

•	weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our clients' projects or the inability of our clients to pay our fees;

•	the termination of one or more major client contracts or projects;

•	the uncertain timing and funding of new contract awards and renewals;

•	a high concentration of our business with a few large clients;

•	delays or reductions in government spending;

•	credit risks associated with our clients;

•	competitive market pressures;

•	our level of success in attracting, training, and retaining qualified management personnel and other staff employees;

•	foreign currency fluctuations;

•	restrictions on the availability of funds and on our activities under our asset-based, secured credit facility;

•	the availability, retention and cost of qualified labor;

•	changes in tax laws and other government regulations, including the impact of health care reform laws and regulations;

•	the possibility of incurring liability for our business activities, including, but not limited to, the activities of our professional employees and our temporary employees;

•	our performance on client contracts;

•	negative outcome of pending and future claims and litigation;

•	improper disclosure or loss of sensitive or confidential company, client, government, employee or candidate information, including personal data; and

•	government policies, legislation or judicial decisions adverse to our businesses.

More detailed information about these and other risks and uncertainties may be found in our filings with the United States Securities and Exchange Commission (SEC), particularly in the “Risk Factors” sections in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and in Part II, Item 1A below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context otherwise requires, all references herein to “CDI,” the "Registrant,” the "Company,” “we,” “us” or “our” are to CDI Corp. and its consolidated subsidiaries.

PART 1. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

CDI CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$19,186	$3,165
Accounts receivable, net of allowances of $1,297 and $1,220	167,762	178,365
Prepaid expenses and other current assets	10,754	10,148
Prepaid income taxes	4,059	4,690
Total current assets	201,761	196,368
Property and equipment, net of accumulated depreciation of $90,938 and $88,859	16,627	18,189
Deferred income taxes	2,875	2,729
Goodwill	45,532	45,428
Other intangible assets, net	14,762	15,976
Other non-current assets	10,628	10,602
Total assets	$292,185	$289,292

Liabilities and Equity
Current liabilities:
Credit facility	$15,885	$—
Accounts payable	36,319	34,923
Accrued compensation and related expenses	30,109	30,545
Other accrued expenses and other current liabilities	13,495	15,008
Income taxes payable	336	394
Total current liabilities	96,144	80,870
Deferred compensation	6,775	7,727
Deferred income tax	5,656	4,495
Other non-current liabilities	6,949	7,224
Total liabilities	115,524	100,316
Commitments and contingencies
Equity:
Preferred stock, $0.10 par value - authorized 1,000 shares; none issued	—	—
Common stock, $0.10 par value - authorized 100,000 shares; issued 22,443 and 22,326 shares	2,244	2,233
Class B common stock, $0.10 par value - authorized 3,175 shares; none issued	—	—
Additional paid-in-capital	77,820	76,726
Retained earnings	164,574	179,302
Accumulated other comprehensive loss	(8,235)	(9,543)
Common stock in treasury, at cost - 3,653 and 3,653 shares	(59,742)	(59,742)
Total equity	176,661	188,976
Total liabilities and equity	$292,185	$289,292

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$169,468	$226,693	$357,033	$460,217
Cost of services	137,184	184,598	290,630	374,847
Gross profit	32,284	42,095	66,403	85,370
Operating and administrative expenses	38,541	48,315	78,519	95,362
Restructuring and other related costs	—	240	—	289
Operating loss	(6,257)	(6,460)	(12,116)	(10,281)
Other income (expense), net	(309)	(452)	(722)	(601)
Loss before income taxes	(6,566)	(6,912)	(12,838)	(10,882)
Income tax expense	1,325	572	1,890	1,419
Net loss	$(7,891)	$(7,484)	$(14,728)	$(12,301)

Earnings (loss) per common share:
Basic	$(0.42)	$(0.39)	$(0.79)	$(0.63)
Diluted	$(0.42)	$(0.39)	$(0.79)	$(0.63)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss	$(7,891)	$(7,484)	$(14,728)	$(12,301)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	958	155	1,308	2,675
Total comprehensive loss	$(6,933)	$(7,329)	$(13,420)	$(9,626)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

Operating activities:
Net loss	$(14,728)	$(12,301)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,156	5,707
Deferred income taxes	986	5,130
Share-based compensation	1,283	1,156
Loss on disposal of assets, net	133	120
Changes in operating assets and liabilities:
Accounts receivable, net	11,342	(13,048)
Prepaid expenses and other current assets	(325)	133
Accounts payable	3,313	5,478
Accrued compensation and related expenses	(774)	2,725
Accrued expenses and other current liabilities	(1,541)	(3,925)
Income taxes receivable/payable	580	(2,937)
Other non-current assets	(259)	2,985
Other non-current liabilities	(500)	1,035
Net cash provided by (used in) operating activities	3,666	(7,742)

Investing activities:
Additions to property and equipment	(1,306)	(4,475)
Acquisition-related payment	—	(2,108)
Proceeds from disposition of business interests	—	120
Proceeds from sale of assets	15	7
Net cash used in investing activities	(1,291)	(6,456)

Financing activities:
Stock repurchased under stock repurchase program	—	(5,608)
Borrowings on credit facilities	200,031	80,592
Repayments on credit facilities	(184,146)	(73,322)
Payment of debt issuance costs	—	(28)
Common shares withheld for taxes	(192)	(48)
Change in book overdraft	(2,236)	160
Net cash provided by financing activities	13,457	1,746

Effect of exchange rate changes on cash and cash equivalents	189	195
Net increase (decrease) in cash and cash equivalents	16,021	(12,257)
Cash and cash equivalents at beginning of period	3,165	16,932
Cash and cash equivalents at end of period	$19,186	$4,675

Supplemental disclosure of cash flow information:
Cash paid for interest	$421	$308
Cash paid (received) for income taxes, net of refunds	$237	$(862)

See accompanying notes to consolidated financial statements.

CDI CORP. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands, except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-In-Capital	Retained Earnings	Accum-ulated Other Compre-hensive (Loss) Income	Total Equity
	Shares	Amount

December 31, 2015	22,163	$2,216	$(52,487)	$74,774	$210,875	$(14,135)	$221,243
Net loss	—	—	—	—	(12,301)	—	(12,301)
Translation adjustments	—	—	—	—	—	2,675	2,675
Share-based compensation expense	—	—	—	1,156	—	—	1,156
Reclassification of equity awards from liabilities, net	—	—	—	(53)	—	—	(53)
Vesting and exercise of equity awards	96	10	—	(10)	—	—	—
Common shares withheld for taxes	(9)	(1)	—	(47)	—	—	(48)
Stock repurchased under stock repurchase program	—	—	(5,608)	—	—	—	(5,608)
June 30, 2016	22,250	$2,225	$(58,095)	$75,820	$198,574	$(11,460)	$207,064

December 31, 2016	22,326	$2,233	$(59,742)	$76,726	$179,302	$(9,543)	$188,976
Net loss	—	—	—	—	(14,728)	—	(14,728)
Translation adjustments	—	—	—	—	—	1,308	1,308
Share-based compensation expense	—	—	—	1,283	—	—	1,283
Reclassification of equity awards from liabilities, net	—	—	—	14	—	—	14
Vesting and exercise of equity awards	144	14	—	(14)	—	—	—
Common shares withheld for taxes	(27)	(3)	—	(189)	—	—	(192)
June 30, 2017	22,443	$2,244	$(59,742)	$77,820	$164,574	$(8,235)	$176,661

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

On July 31, 2017, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Nova Intermediate Parent, LLC, and Nova Merger Sub, Inc., providing for the acquisition of the Company in an all cash transaction, pursuant to a tender offer followed by a back-end merger. See Note 14—Subsequent Event.

2.    Principles of Consolidation and Basis of Presentation

Principles of Consolidation - The consolidated financial statements include the accounts of CDI Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation - The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America (GAAP), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (SEC) for interim financial reporting. These statements should be read in conjunction with the Company's Form 10-K filed with the SEC on March 8, 2017. Results for the six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the full year.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which will simplify the goodwill impairment calculation. The standard eliminates the second step of the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted the provision of ASU 2017-04 prospectively during the second quarter of 2017.

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

4.    Acquisition and Dispositions

EdgeRock Technologies, LLC Acquisition
On October 6, 2015, the Company acquired EdgeRock Technologies, LLC (EdgeRock), a provider of ERP and other specialist IT staffing services, including business intelligence and data analytics, for cash consideration of $33.4 million, including a working capital adjustment that was paid in 2016. EdgeRock currently comprises the entirety of Specialty Talent within the Specialty Talent and Technology Solutions reporting segment. During the first three months of 2016, the Company recorded a benefit of $0.8 million to "Operating and administrative expenses" in the consolidated statements of operations related to the reversal of the estimated contingent earnout liability.

CDI AndersElite Limited Disposition
On September 16, 2016, the Company completed the sale of CDI AndersElite Limited (Anders), the Company's UK-based staffing and recruitment business in the Enterprise Talent reporting segment, to AndersElite Holdings Ltd. (Holdings), an entity controlled by certain members of Anders' management. The Company received purchase consideration that included £4.5 million cash, £1.75 million subordinated debt in Holdings and warrants representing 19.99% of the fully diluted equity in Holdings. The Company valued the non-cash purchase consideration at £0.5 million and recorded it to "Other non-current assets" in the consolidated balance sheets. In the third quarter of 2016, the Company recorded a loss of $11.3 million to "Loss on disposition of business interests" in the consolidated statements of operation related to the disposition of Anders. Anders did not meet the

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages, unless otherwise indicated)
(Unaudited)

criteria to be reported as a discontinued operation under ASU 2014-08; accordingly, Anders' results are reflected in the Consolidated Statements of Operations within continuing operations. See Note 13—Reporting Segments, for Anders summarized results included in the consolidated statements of operations for the three and six months ended June 30, 2016.

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

The following tables summarize the assets and liabilities measured at fair value on a recurring basis by level of the fair value hierarchy for the indicated periods:

		Fair Value Measurements as of June 30, 2017 Using
	Fair Value Measurements at June 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Mutual funds:
Bond	$1,484	$1,484	$—	$—
Large cap	2,808	2,808	—	—
International	1,055	1,055	—	—
Mid cap	1,009	1,009	—	—
Small cap	711	711	—	—
REIT Fund	228	228	—	—
Money market funds	732	732	—	—
Total assets (1)	$8,027	$8,027	$—	$—

(1)
As of June 30, 2017, $1.2 million and $6.8 million are included in “Prepaid expenses and other current assets” (liability offset in “Other accrued expenses and other current liabilities”) and “Other non-current assets” (liability offset in “Deferred compensation”), respectively, in the consolidated balance sheets reflecting the non-qualified Deferred Compensation Plan assets.

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages, unless otherwise indicated)
(Unaudited)

6.    Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company's carrying value of goodwill by reporting segment for the indicated periods:

	December 31, 2016			June 30, 2017
	Gross Balance	Accumulated Impairment Losses	Translation	Gross Balance	Accumulated Impairment Losses

Enterprise Talent	$22,491	$(16,868)	$—	$23,110	$(17,487)
Specialty Talent and Technology Solutions	16,445	—	—	16,445	—
Engineering Solutions	35,713	(21,431)	—	35,713	(21,431)
MRI	14,360	(5,282)	104	14,755	(5,573)
Total goodwill	$89,009	$(43,581)	$104	$90,023	$(44,491)

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

Based on a number of events occurring during the quarter ended June 30, 2017, including, but not limited to, the Company's decline in operating performance and pursuit of strategic alternatives that has resulted in the execution of the Merger Agreement (see Note 14—Subsequent Event), management concluded that an interim assessment for goodwill impairment was required. The Company performed an interim assessment and determined that the fair values for each of the Company's reporting units were in excess of their carrying values. The analysis was based on an allocation of the aggregate consideration expected to be received under the Merger Agreement to the Company's reporting units based on management’s preliminary estimate of relative fair value for each reporting unit. The Company believes it has made reasonable estimates and used reasonable assumptions to calculate the fair value of its reporting units and indefinite-lived intangible assets. If actual future results are not consistent with management's estimates and assumptions, or such estimates and assumptions change, the Company may have to incur impairment charges in the future.

The following tables summarize the changes in the Company's carrying value of other intangible assets during the indicated periods:

	December 31, 2016			June 30, 2017
	Gross Balance	Accumulated Amortization	Amortization	Gross Balance	Accumulated Amortization

Intangible assets subject to amortization:
Customer relationships	$19,190	$(10,667)	$(929)	$19,190	$(11,596)
Trademarks	6,440	(1,528)	(236)	6,440	(1,764)
Non-compete	150	(150)	—	150	(150)
Reacquired franchise rights	972	(596)	(49)	972	(645)
Total intangible assets subject to amortization	26,752	(12,941)	(1,214)	26,752	(14,155)
Indefinite-lived intangible assets:
Trademarks	2,165	—	—	2,165	—
Total other intangible assets	$28,917	$(12,941)	$(1,214)	$28,917	$(14,155)

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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages, unless otherwise indicated)
(Unaudited)

The following table summarizes the provision, activity and balances related to the Restructuring Plans by cost type for the indicated periods:

	Employee severance and related costs	Real estate exit and related costs	Accrued restructuring liability

Balance as of December 31, 2015	$2,202	$2,935	$5,137
Cash payments	(1,009)	(1,020)	(2,029)
Charges	72	217	289
Balance as of June 30, 2016	$1,265	$2,132	$3,397

Balance as of December 31, 2016	$1,147	$3,314	$4,461
Cash payments	(849)	(1,032)	(1,881)
Charges	—	—	—
Balance as of June 30, 2017	$298	$2,282	$2,580

The consolidated balance sheets as of June 30, 2017 and December 31, 2016 include provisions related to the foregoing restructuring plans of $2.0 million and $3.5 million in “Other accrued expenses and other current liabilities”, and $0.6 million and $1.0 million in "Other non-current liabilities", respectively.

8.    Credit Facility

On October 30, 2015, the Company and certain domestic subsidiaries (collectively with the Company, the “U.S. Borrowers”), certain Canadian subsidiaries of the Company (collectively, the "Canadian Borrowers"), and certain UK subsidiaries of the Company (collectively, the "UK Borrowers"), collectively (the "Borrowers") entered into an agreement for a secured lending facility (the "Credit Agreement") with Bank of America, N.A. and other lenders. The Credit Agreement established a $150.0 million revolving line of credit facility which also includes an option to expand the facility by up to $75.0 million subject to agreement by the lenders, with a five-year term ending on October 30, 2020. In connection with the sale of Anders, the Company executed an amendment to the Credit Agreement to release all liens and security interests on the UK collateral and allocate the available UK borrowings to the U.S. Borrowers. As of June 30, 2017, the facility is comprised of two subfacilities with $135.0 million available to the U.S. Borrowers and $15.0 million available to the Canadian Borrowers. It also includes a $25.0 million sublimit for swing line loans and a $15.0 million sublimit for letters of credit.

On July 28, 2017, the Company entered into a waiver with Bank of America, as administrative agent, to the Credit Agreement. Under the Credit Agreement, the execution of the Merger Agreement would, after the passage of thirty days, have been deemed a change in control requiring the repayment of borrowed amounts under the Credit Agreement. The waiver has the effect of deeming the occurrence of a change in control upon the closing of the Merger Agreement as opposed to the execution of the Merger Agreement.

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

As of June 30, 2017, the Company had total outstanding borrowings of $15.9 million, letters of credit outstanding of $3.3 million and $95.3 million available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2017. Interest was payable at rates ranging from 2.33% to 4.25% per annum for outstanding borrowings as of June 30, 2017.

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

A valuation allowance has been recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including past losses. In the fourth quarter of 2015, the company booked a valuation allowance against federal deferred tax assets due to cumulative losses.

In connection with the sale of Anders, the Company recorded a $19.1 million worthless stock deduction associated with CDI AndersElite Limited on its 2016 U.S. federal income tax return, which was treated as an ordinary loss for tax purposes. This loss resulted in a deferred tax asset of $7.4 million, which can be carried forward for up to 20 years and used against future taxable income. There is no net income tax benefit related to this item due to the full valuation allowance against federal deferred tax assets.

The Company's ability to deduct its net operating loss Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an ownership change has occurred. The pending acquisition of the Company by Nova Intermediate Parent, LLC should constitute an ownership change.
The effective tax rates for the six months ended June 30, 2017 and 2016 were (14.7)% and (13.0)%, respectively. The effective tax rate for the six months ended June 30, 2017 is a negative rate due to taxes on profits in Canada and in certain states, while tax benefits for United States Federal and certain state losses are not recognized due to valuation allowances. The effective tax rate for the six months ended June 30, 2016 is a negative rate due to taxes on profits in Canada and in certain states, while tax benefits for United States Federal, certain state losses and United Kingdom losses were not recognized due to valuation allowances.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets, including net operating loss carryforwards. Management’s assessment is made for each taxpayer on a jurisdiction by jurisdiction basis. A full valuation allowance has been recorded against the deferred tax asset related to federal taxes and certain U.S. state taxes due to cumulative losses over the prior three years. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or decreased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages, unless otherwise indicated)
(Unaudited)

11.    Basic and Diluted Earnings Per Share (EPS) Data

The following table reconciles the denominator used to compute basic EPS to the denominator used to compute diluted EPS for the indicated periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Numerator:
Net loss	$(7,891)	$(7,484)	$(14,728)	$(12,301)
Denominator:
Basic weighted-average shares	18,739	19,174	18,709	19,427
Dilutive effect of share-based awards	—	—	—	—
Diluted weighted-average shares	18,739	19,174	18,709	19,427
Earnings (loss) per common share:
Basic	$(0.42)	$(0.39)	$(0.79)	$(0.63)
Diluted	$(0.42)	$(0.39)	$(0.79)	$(0.63)

There were 0.4 million shares and 0.6 million shares excluded from the computation of EPS for the three months ended June 30, 2017 and 2016, respectively, because their inclusion would have been anti-dilutive. There were 0.3 million shares and 0.6 million shares excluded from the computation of EPS for the six months ended June 30, 2017 and 2016, respectively, because their inclusion would have been anti-dilutive.

12.    Related Party Transactions

A member of the Company's Board of Directors is a senior partner of a law firm that provides legal services to the Company. Transactions with this law firm for legal services approximated $1.2 million during the six months ended June 30, 2017.

13.    Reporting Segments
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

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages, unless otherwise indicated)
(Unaudited)

Reporting segment operations data is presented in the following table for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue:
Enterprise Talent (1)	$86,820	$133,480	$188,981	$273,129
Specialty Talent and Technology Solutions	17,208	19,129	35,122	37,522
Engineering Solutions	54,316	61,153	110,512	124,407
MRI	11,124	12,931	22,418	25,159
Total revenue	$169,468	$226,693	$357,033	$460,217

Gross profit:
Enterprise Talent (1)	$8,779	$15,434	$19,093	$31,915
Specialty Talent and Technology Solutions	4,683	5,510	9,638	10,822
Engineering Solutions	13,490	14,776	26,971	30,253
MRI	5,332	6,375	10,701	12,380
Total gross profit	$32,284	$42,095	$66,403	$85,370

Operating profit (loss):
Enterprise Talent (1), (2)	$764	$(458)	$2,544	$677
Specialty Talent and Technology Solutions (3)	(1,163)	(436)	(2,205)	9
Engineering Solutions (2), (4)	(3,420)	(2,943)	(6,021)	(4,878)
MRI	1,520	1,081	1,769	1,664
Corporate (2)	(3,958)	(3,704)	(8,203)	(7,753)
Total operating loss	(6,257)	(6,460)	(12,116)	(10,281)
Other income (expense), net	(309)	(452)	(722)	(601)
Loss before income taxes	$(6,566)	$(6,912)	$(12,838)	$(10,882)

(1)
On September 16, 2016, the Company completed the sale of Anders which is included in Enterprise Talent. During the third quarter of 2016, the Company recorded a charge in the amount of $11.3 million related to the disposition. Anders results are presented in the following table for the indicated periods (excluding allocation of corporate costs):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016

Revenue	$20,502	$43,467
Gross Profit	3,453	7,312
Operating and administrative expenses	4,300	8,668
Operating loss	(847)	(1,356)

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages, unless otherwise indicated)
(Unaudited)

(2)	The following table summarizes the amount of restructuring and other related costs recognized by reporting segment for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Restructuring and other related costs:
Enterprise Talent	$—	$90	$—	$102
Engineering Solutions	—	149	—	186
Corporate	—	1	—	1
Total restructuring and other related costs	$—	$240	$—	$289

(3)
In the first quarter of 2016, the Company's Specialty Talent and Technology Solutions segment recorded a benefit to "Operating and administrative expenses" of $0.8 million related to the reversal of the EdgeRock acquisition earnout liability.

(4)
In the second quarter of 2017, the Company's Engineering Solutions segment recorded an expense to "Operating and administrative expenses" of $1.2 million related to real estate exit and related charges.

Reporting segment asset data is presented in the following table for the indicated periods:

	June 30,	December 31,
	2017	2016

Assets:
Enterprise Talent	$99,272	$102,770
Specialty Talent and Technology Solutions	37,438	38,505
Engineering Solutions	85,806	93,067
MRI	21,374	22,558
Corporate	48,295	32,392
Total assets	$292,185	$289,292

Reporting segment depreciation and amortization data is presented in the following table for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Depreciation and amortization:
Enterprise Talent (1)	$152	$315	$307	$631
Specialty Talent and Technology Solutions	436	652	876	1,654
Engineering Solutions	978	1,197	1,992	2,468
MRI	68	66	136	132
Corporate	412	395	845	822
Total Depreciation and amortization	$2,046	$2,625	$4,156	$5,707

(1)
On September 16, 2016, the Company completed the sale of Anders which is included in Enterprise Talent. Anders depreciation and amortization included in the three and six months ended June 30, 2016 was $0.2 million and $0.3 million, respectively.

CDI CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables are in thousands, except per share amounts and percentages, unless otherwise indicated)
(Unaudited)

14.    Subsequent Event

Merger Agreement
On July 31, 2017, the Company entered into the Merger Agreement with Nova Intermediate Parent, LLC, a Delaware limited liability company (“Parent”), and Nova Merger Sub, Inc., a Pennsylvania corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the acquisition of the Company by Parent in an all cash transaction, pursuant to a tender offer (the “Offer”), followed by a subsequent back-end merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will commence the Offer for each share of common stock of the Company (“Company Common Shares”). Subject to the terms and conditions of the Merger Agreement, the Offer will initially remain open for 20 business days from the date of commencement of the Offer. If at the scheduled expiration time of the Offer any of the conditions to the Offer have not been satisfied or waived, then the Offer may be extended on one or more occasions to permit the satisfaction of all Offer conditions. One of the conditions, the expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was satisfied on August 7, 2017. At the effective time of the Merger, each Company Common Share issued and outstanding immediately prior to the effective time of the Merger, will be canceled and converted into the right to receive $8.25 in cash, without interest, other than Company Common Shares held by Parent, Merger Sub or the Company or any of their respective direct or indirect wholly owned subsidiaries and Company Common Shares held by a holder who has properly exercised dissenters’ rights with respect to such Company Common Shares in accordance with Subchapter D of Chapter 15 of the Pennsylvania Entity Transactions Law. For more information regarding the Merger Agreement, the Offer and the Merger, see the Current Report on Form 8-K which was filed by the Company with the SEC on August 1, 2017.

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
Enterprise Talent provides staff augmentation, placement and other staffing-related services to support its clients’ access to professional engineering and technology personnel on a temporary or permanent basis. Specialty Talent and Technology Solutions provides clients with specialized technology talent, staff augmentation and solutions including project assessment execution and management services, and outsourced managed services. Engineering Solutions provides engineering and architectural design, as well as deliverable work products and services performed at a CDI facility or at a client's facility under the supervision of CDI personnel. MRI is a global franchisor that provides the use of its trademarks, business systems and training and support services to its franchisees who engage in the search and recruitment of executive, technical, professional and managerial personnel for employment by their clients. See Note 13—Reporting Segments, in the notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q Report.

On July 31, 2017, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Nova Intermediate Parent, LLC, and Nova Merger Sub, Inc., providing for the acquisition of the Company in an all cash transaction, pursuant to a tender offer. See Note 14—Subsequent Event, in the notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q Report.
Second Quarter 2017 Overview
Revenue during the second quarter of 2017 decreased by $57.2 million or 25.2% as compared to the second quarter of 2016 primarily due to declines in Enterprise Talent. Enterprise Talent revenue decreased due to reduced staffing volumes at multiple large clients in North America Staffing and the disposition of CDI AndersElite Limited, the Company's UK staffing business, on September 16, 2016. Gross profit decreased by $9.8 million primarily due to the reduction in revenue, partially offset by an increase in overall gross profit margin due to a shift in revenue mix away from the lower margin Enterprise Talent business. Operating and administrative expenses decreased primarily due to the disposition of the Company's UK staffing business and actions taken by the company to reduce personnel-related and other costs in response to lower business volumes, partially offset by a $1.2 million charge in the second quarter of 2017 related to real estate exit and related costs and by Corporate costs associated with the Company's pursuit of strategic alternatives and activities leading to the Merger Agreement. For the second quarter of 2017, the Company reported an operating loss of $6.3 million compared to an operating loss of $6.5 million in the prior year period and a net loss of $7.9 million compared to $7.5 million in the prior year period, respectively.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Results of Operations

Consolidated Discussion
Three months ended June 30, 2017 as compared to the three months ended June 30, 2016

The following table presents changes in revenue by segment along with selected financial information for the indicated periods:

	Three Months Ended
	June 30,
	2017		2016		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Enterprise Talent	$86,820	51.2%	$133,480	58.9%	$(46,660)	(35.0)%
Specialty Talent and Technology Solutions	17,208	10.2	19,129	8.4	(1,921)	(10.0)
Engineering Solutions	54,316	32.1	61,153	27.0	(6,837)	(11.2)
MRI	11,124	6.6	12,931	5.7	(1,807)	(14.0)
Total Revenue	$169,468	100.0	$226,693	100.0	$(57,225)	(25.2)
Gross profit	$32,284	19.1	$42,095	18.6	$(9,811)	(23.3)
Operating and administrative expenses	$38,541	22.7	$48,315	21.3	$(9,774)	(20.2)
Restructuring and other related costs	$—	—	$240	0.1	$(240)	(100.0)
Operating loss	$(6,257)	(3.7)	$(6,460)	(2.8)	$203	(3.1)
Net loss	$(7,891)	(4.7)	$(7,484)	(3.3)	$(407)	5.4
Net cash provided by (used in) operating activities	$11,541		$(7,065)		$18,606	NM
Effective income tax rate	(20.2)%		(8.3)%

NM - Not meaningful.
Revenue decreased due to reduced revenue across all segments. Enterprise Talent revenue decreased primarily due to reduced staffing volumes at multiple large clients in North America Staffing and the disposition of CDI AndersElite Limited, the Company's UK staffing business, on September 16, 2016. Engineering Solutions revenue decreased primarily due to declines in EC&I. Specialty Talent and Technology Solutions revenue decreased primarily due to declines in both Specialty Talent and Technology Solutions. MRI revenues decreased primarily due to a decrease in contract staffing revenue and, to a lesser extent, franchise fees and royalties.
Gross profit decreased primarily due to the decrease in revenue, partially offset by an increase in overall gross profit margin. Gross profit margin increased primarily due to a shift in revenue mix away from the lower margin Enterprise Talent business.
Operating loss decreased slightly as the reduction in gross profit was more than offset by the reduction in operating and administrative expenses. Operating and administrative expenses decreased primarily due to the disposition of the Company's UK staffing business and actions taken by the Company to reduce personnel-related and other costs in response to lower business volumes, partially offset by a $1.2 million charge in the second quarter of 2017 related to real estate exit and related costs and by Corporate costs of $0.9 million associated with the Company's pursuit of strategic alternatives and activities leading to the Merger Agreement.
Income tax expense increased $0.8 million during the second quarter of 2017 as compared to the second quarter of 2016. The effective income tax rate for the second quarter of 2017 is a negative rate due to taxes on profits in Canada and in certain states, while tax benefits for United States Federal and certain state losses are not recognized due to valuation allowances. The effective income tax rate for the second quarter of 2016 is a negative rate due to taxes on profits in Canada and in certain states, while tax benefits for United States Federal, certain state losses and United Kingdom losses were not recognized due to valuation allowances. As such, comparison of effective tax rates for the second quarter of 2017 as compared to the second quarter of 2016 is not meaningful. See Note 10—Income taxes, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report for more information.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Consolidated Discussion - Continued
Six months ended June 30, 2017 as compared to the six months ended June 30, 2016

The following table presents changes in revenue by segment along with selected financial information for the indicated periods:

	Six Months Ended
	June 30,
	2017		2016		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Enterprise Talent	$188,981	52.9%	$273,129	59.3%	$(84,148)	(30.8)%
Specialty Talent and Technology Solutions	35,122	9.8	37,522	8.2	(2,400)	(6.4)
Engineering Solutions	110,512	31.0	124,407	27.0	(13,895)	(11.2)
MRI	22,418	6.3	25,159	5.5	(2,741)	(10.9)
Total Revenue	$357,033	100.0	$460,217	100.0	$(103,184)	(22.4)
Gross profit	$66,403	18.6	$85,370	18.5	$(18,967)	(22.2)
Operating and administrative expenses	$78,519	22.0	$95,362	20.7	$(16,843)	(17.7)
Restructuring and other related costs	$—	—	$289	0.1	$(289)	(100.0)
Operating loss	$(12,116)	(3.4)	$(10,281)	(2.2)	$(1,835)	17.8
Net loss	$(14,728)	(4.1)	$(12,301)	(2.7)	$(2,427)	19.7
Net cash provided by (used in) operating activities	$3,666		$(7,742)		$11,408	(147.4)
Effective income tax rate	(14.7)%		(13.0)%

NM - Not meaningful.
Revenue decreased due to reduced revenue across all segments. Enterprise Talent revenue decreased primarily due to the disposition of CDI AndersElite Limited, the Company's UK staffing business, on September 16, 2016 and reduced staffing volumes at multiple large clients in North America Staffing. Engineering Solutions revenue decreased primarily due to a decrease in EC&I. MRI revenue decreased primarily due to a decrease in contract staffing revenue. Specialty Talent and Technology Solutions revenue decreased due to declines in both Technology Solutions and Specialty Talent.
Gross profit decreased primarily due to the reduction in revenue as overall gross profit margin remained relatively flat.
Operating loss increased primarily due to the decrease in gross profit, partially offset by the reduction in operating and administrative expenses. Operating and administrative expenses decreased primarily due to the disposition of the Company's UK staffing business and actions taken by the Company to reduce personnel-related and other costs in response to lower business volumes, partially offset by a $1.2 million charge in the second quarter of 2017 related to real estate exit and related costs, Corporate costs of $1.4 million associated with the Company's pursuit of strategic alternatives and activities leading to the Merger Agreement, and investments in business development in Specialty Talent and Technology Solutions.
Income tax expense increased $0.5 million during the first six months of 2017 as compared to the first six months of 2016. The effective income tax rate for the first six months of 2017 is a negative rate due to taxes on profits in Canada and in certain states, while tax benefits for United States Federal and certain state losses are not recognized due to valuation allowances. The effective income tax rate for the first six months of 2016 is a negative rate due to taxes on profits in Canada and in certain states, while tax benefits for United States Federal, certain state losses and United Kingdom losses were not recognized due to valuation allowances. As such, comparison of effective tax rates for the first six months of 2017 as compared to the first six months of 2016 is not meaningful. See Note 10—Income taxes, in the notes to the consolidated financial statements included in Item 1 of this Form 10-Q Report for more information.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Segment Results of Operations

Enterprise Talent
Three months ended June 30, 2017 as compared to the three months ended June 30, 2016

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	June 30,
	2017		2016		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
North America Staffing	$86,820	100.0%	$112,978	84.6%	$(26,158)	(23.2)%
UK Staffing (1)	—	—	20,502	15.4	(20,502)	(100.0)
Total revenue	86,820	100.0	133,480	100.0	(46,660)	(35.0)
Cost of services	78,041	89.9	118,046	88.4	(40,005)	(33.9)
Gross profit	8,779	10.1	15,434	11.6	(6,655)	(43.1)
Operating and administrative expenses	8,015	9.2	15,802	11.8	(7,787)	(49.3)
Restructuring and other related costs	—	—	90	0.1	(90)	(100.0)
Operating profit (loss)	$764	0.9	$(458)	(0.3)	$1,222	NM

(1)
On September 16, 2016, the Company completed the sale of Anders, the Company's UK staffing business. See Note 4—Acquisition and Dispositions and Note 13—Reporting Segments, in the notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q Report.

NM - Not meaningful.

Revenue decreased in both the North America and UK Staffing businesses. North America Staffing revenue decreased primarily due to reduced staffing volumes at multiple large clients and, to a lesser extent, lower pricing at certain clients. UK Staffing revenue decreased due to the disposition of CDI AndersElite Limited, the Company's UK staffing business, on September 16, 2016.

Gross profit and gross profit margin decreased primarily due to the disposition of the Company's UK staffing business and, to a lesser extent, the decrease in revenue and impact of lower pricing at certain clients in the North America Staffing business.

Operating and administrative expenses decreased primarily due to the disposition of the Company's UK staffing business and, to a lesser extent, actions taken by the Company to reduce personnel-related and other costs in response to lower business volumes.

Operating results improved primarily due to the disposition of the Company's UK staffing business and, to a lesser extent, an increase in North America Staffing's operating profit as a result of lower operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Enterprise Talent - Continued
Six months ended June 30, 2017 as compared to the six months ended June 30, 2016

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Six Months Ended
	June 30,
	2017		2016		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
North America Staffing	$188,981	100.0%	$229,662	84.1%	$(40,681)	(17.7)%
UK Staffing (1)	—	—	43,467	15.9	(43,467)	(100.0)
Total revenue	188,981	100.0	273,129	100.0	(84,148)	(30.8)
Cost of services	169,888	89.9	241,214	88.3	(71,326)	(29.6)
Gross profit	19,093	10.1	31,915	11.7	(12,822)	(40.2)
Operating and administrative expenses	16,549	8.8	31,136	11.4	(14,587)	(46.8)
Restructuring and other related costs	—	—	102	—	(102)	(100.0)
Operating profit	$2,544	1.3	$677	0.2	$1,867	NM

(1)
On September 16, 2016, the Company completed the sale of Anders, the Company's UK staffing business. See Note 4—Acquisition and Dispositions and Note 13—Reporting Segments, in the notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q Report.

NM - Not meaningful.

Revenue decreased in both the North America and UK Staffing businesses. UK Staffing revenue decreased due to the disposition of CDI AndersElite Limited, the Company's UK staffing business, on September 16, 2016. North America Staffing revenue decreased primarily due to reduced staffing volumes at multiple large clients and, to a lesser extent, lower pricing at certain clients.

Gross profit and gross profit margin decreased primarily due to the disposition of the Company's UK staffing business and, to a lesser extent, the decrease in revenue and lower pricing pressure at certain clients in the North America Staffing business.

Operating and administrative expenses decreased primarily due to the disposition of the Company's UK staffing business and, to a lesser extent, actions taken by the Company to reduce personnel-related and other costs in response to lower business volumes.

Operating profit increased primarily due to the disposition of the Company's UK staffing business and, to a lesser extent, an increase in North America Staffing's operating profit as a result of lower operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Specialty Talent and Technology Solutions
Three months ended June 30, 2017 as compared to the three months ended June 30, 2016

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	June 30,
	2017		2016		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Specialty Talent	$9,864	57.3%	$10,951	57.2%	$(1,087)	(9.9)
Technology Solutions	7,344	42.7	8,178	42.8	(834)	(10.2)
Total revenue	17,208	100.0	19,129	100.0	(1,921)	(10.0)
Cost of services	12,525	72.8	13,619	71.2	(1,094)	(8.0)
Gross profit	4,683	27.2	5,510	28.8	(827)	(15.0)
Operating and administrative expenses (1)	5,846	34.0	5,946	31.1	(100)	(1.7)
Operating profit (loss)	$(1,163)	(6.8)	$(436)	(2.3)	$(727)	166.7

(1)	In the second quarter of 2017 and 2016, the Company recorded $0.3 million and $0.6 million of amortization of EdgeRock acquisition-related intangible assets.

Revenue decreased in both the Specialty Talent and Technology Solutions businesses. Specialty Talent revenue decreased primarily due to fewer active consultants and reduced bill rates. Technology Solutions revenue decreased primarily due to the completion of projects and reduced spending from existing clients.

Gross profit decreased primarily due to the decrease in revenue and, to a lesser extent, a reduction in gross profit margin. Gross profit margin decreased primarily as a result of fewer new placements to offset lower margins for consultants on contract extensions.

Operating and administrative expenses decreased due to variable performance related costs partially offset by investments primarily in sales and recruitment personnel.

Operating loss increased primarily due to the decrease in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Specialty Talent and Technology Solutions - Continued
Six months ended June 30, 2017 as compared to the six months ended June 30, 2016

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Six Months Ended
	June 30,
	2017		2016		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Specialty Talent	$20,037	57.0%	$20,971	55.9%	$(934)	(4.5)%
Technology Solutions	15,085	43.0	16,551	44.1	(1,466)	(8.9)
Total revenue	35,122	100.0	37,522	100.0	(2,400)	(6.4)
Cost of services	25,484	72.6	26,700	71.2	(1,216)	(4.6)
Gross profit	9,638	27.4	10,822	28.8	(1,184)	(10.9)
Operating and administrative expenses (1), (2)	11,843	33.7	10,813	28.8	1,030	9.5
Operating profit (loss)	$(2,205)	(6.3)	$9	—	$(2,214)	NM

(1)	In the first quarter of 2016, the Company recorded a benefit of $0.8 million related to the reversal of the EdgeRock Technologies, LLC (EdgeRock) acquisition earnout liability.

(2)	In the first six months of 2017 and 2016, the Company recorded $0.7 million and $1.4 million of amortization of EdgeRock acquisition-related intangible assets.
NM - Not meaningful.

Revenue decreased in Technology Solutions and Specialty Talent. Technology Solutions revenue decreased primarily due to the completion of projects and reduced spending from existing clients. Specialty Talent revenue decreased primarily due to fewer active consultants and reduced bill rates.

Gross profit decreased primarily due to the decrease in revenue and, to a lesser extent, a reduction in gross profit margin. Gross profit margin decreased primarily due to margin compression in Specialty Talent, as a result of fewer new placements to offset lower margins for consultants on contract extensions.

Excluding the impact of the earnout reversal benefit recorded in the first quarter of 2016 and difference in EdgeRock acquisition-related amortization of intangible assets, operating and administrative expenses increased primarily due to investments primarily in sales and recruitment personnel, partially offset by variable performance related costs.
Operating results decreased due to the decrease in gross profit and increase in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Engineering Solutions
Three months ended June 30, 2017 as compared to the three months ended June 30, 2016

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	June 30,
	2017		2016		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Energy, Chemicals and Infrastructure (EC&I)	$26,161	48.2%	$33,279	54.4%	$(7,118)	(21.4)%
Aerospace and Industrial Equipment (AIE)	12,030	22.1	12,525	20.5	(495)	(4.0)
Government Services	16,125	29.7	15,349	25.1	776	5.1
Total revenue	54,316	100.0	61,153	100.0	(6,837)	(11.2)
Cost of services	40,826	75.2	46,377	75.8	(5,551)	(12.0)
Gross profit	13,490	24.8	14,776	24.2	(1,286)	(8.7)
Operating and administrative expenses (1)	16,910	31.1	17,570	28.7	(660)	(3.8)
Restructuring and other related costs	—	—	149	0.2	(149)	(100.0)
Operating loss	$(3,420)	(6.3)	$(2,943)	(4.8)	$(477)	16.2

(1)
In the second quarter of 2017, the Company's Engineering Solutions segment recorded an expense to "Operating and administrative expenses" of $1.2 million related to real estate exit and related costs in the EC&I business.

Revenue decreased in EC&I and, to a lesser extent, AIE, partially offset by an increase in Government Services. The decrease in EC&I is primarily due to reduced demand for engineering services by downstream and midstream clients as a result of the completion of several large projects as well as the impact of low capital spending by oil and gas clients. The decrease in AIE revenue is primarily due to reduced spending by a large commercial aviation client. The increase in Government Services is primarily due to growth in existing naval defense contracts.

Gross profit decreased primarily due to a reduction in revenue, partially offset by a slight increase in gross profit margin.

Operating and administrative expenses decreased primarily due to actions taken by the Company to reduce personnel-related and other costs in response to lower business volumes, partially offset by a $1.2 million charge in the second quarter of 2017 related to real estate exit and related costs in the EC&I business.

Excluding the restructuring charge in 2016, operating results decreased primarily due to a reduction in gross profit, partially offset by the decrease in operating and administrative expenses.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Engineering Solutions - Continued
Six months ended June 30, 2017 as compared to the six months ended June 30, 2016

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Six Months Ended
	June 30,
	2017		2016		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Energy, Chemicals and Infrastructure (EC&I)	$53,584	48.5%	$67,230	54.0%	$(13,646)	(20.3)%
Aerospace and Industrial Equipment (AIE)	24,645	22.3	25,656	20.6	(1,011)	(3.9)
Government Services	32,283	29.2	31,521	25.3	762	2.4
Total revenue	110,512	100.0	124,407	100.0	(13,895)	(11.2)
Cost of services	83,541	75.6	94,154	75.7	(10,613)	(11.3)
Gross profit	26,971	24.4	30,253	24.3	(3,282)	(10.8)
Operating and administrative expenses (1)	32,992	29.9	34,945	28.1	(1,953)	(5.6)
Restructuring and other related costs	—	—	186	0.1	(186)	(100.0)
Operating loss	$(6,021)	(5.4)	$(4,878)	(3.9)	$(1,143)	23.4

(1)
In the second quarter of 2017, the Company's Engineering Solutions segment recorded an expense to "Operating and administrative expenses" of $1.2 million related to real estate exit and related costs in the EC&I business.

Revenue decreased in EC&I and, to a lesser extent, AIE, partially offset by an increase in Government Services. The decrease in EC&I is primarily due to reduced demand for engineering services by downstream clients as a result of the completion of several large projects as well as the impact of low capital spending by oil and gas clients. The decrease in AIE revenue is primarily due to reduced spending by a large commercial aviation client and the wind down of the Company's data acquisition and analysis business during the first quarter of 2016, partially offset by growth in other clients. The increase in Government Services is primarily due to growth in existing naval defense contracts.

Gross profit decreased primarily due to a reduction in revenue while overall gross profit margin remained relatively flat.

Operating and administrative expenses decreased primarily due to actions taken by the Company to reduce personnel-related, facilities and other costs in response to lower business volumes, partially offset by a $1.2 million charge in the second quarter of 2017 related to real estate exit and related costs in the EC&I business.
Excluding the restructuring charge in 2016, operating loss increased primarily due to the decrease in gross profit, partially offset by the decrease in operating and administrative costs.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Management Recruiters International (MRI)
Three months ended June 30, 2017 as compared to the three months ended June 30, 2016

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Three Months Ended
	June 30,
	2017		2016		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$8,575	77.1%	$9,752	75.4%	$(1,177)	(12.1)%
Royalties and Franchise Fees	2,549	22.9	3,179	24.6	(630)	(19.8)
Total revenue	11,124	100.0	12,931	100.0	(1,807)	(14.0)
Cost of services	5,792	52.1	6,556	50.7	(764)	(11.7)
Gross profit	5,332	47.9	6,375	49.3	(1,043)	(16.4)
Operating and administrative expenses	3,812	34.3	5,294	40.9	(1,482)	(28.0)
Operating profit	$1,520	13.7	$1,081	8.4	$439	40.6

Revenue decreased due to a decrease in contract staffing revenue and, to a lesser extent, franchise fees and royalties. Contract staffing revenue decreased primarily due to a reduction in billable staffing headcount. Franchise fees decreased due to a reduction in the sale of new franchises. The decrease in royalties is primarily due a reduction in franchises.

Gross profit decreased primarily due to a reduction in revenue and, to a lesser extent, a reduction in gross profit margin. Gross profit margin decreased primarily due to a shift in revenue mix toward the lower margin contract staffing business.

Operating and administrative expenses decreased primarily due to lower business volumes and reduced costs related to leadership change in the first quarter of 2017.
Operating profit increased due to the decrease in operating and administrative expenses, offset partially by the decrease in gross profit.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Management Recruiters International (MRI) - Continued
Six months ended June 30, 2017 as compared to the six months ended June 30, 2016

The following table presents changes in revenue by category along with selected financial information for the indicated periods:

	Six Months Ended
	June 30,
	2017		2016		Increase (Decrease)
	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue:
Contract Staffing	$17,447	77.8%	$18,979	75.4%	$(1,532)	(8.1)%
Royalties and Franchise Fees	4,971	22.2	6,180	24.6	(1,209)	(19.6)
Total revenue	22,418	100.0	25,159	100.0	(2,741)	(10.9)
Cost of services	11,717	52.3	12,779	50.8	(1,062)	(8.3)
Gross profit	10,701	47.7	12,380	49.2	(1,679)	(13.6)
Operating and administrative expenses	8,932	39.8	10,716	42.6	(1,784)	(16.6)
Operating profit	$1,769	7.9	$1,664	6.6	$105	6.3

Revenue decreased primarily due to a reduction in contract staffing revenue and, to a lesser extent, royalties and franchise fees. Royalties decreased primarily due to fewer placements and franchise terminations. Contract staffing revenue decreased primarily due to a reduction in billable staffing headcount. The decrease in royalties is primarily due to a reduction in franchises. Franchise fees decreased due to a reduction in the sale of new franchises.

Gross profit decreased primarily due to a reduction in royalties, contract staffing revenue and, to a lesser extent, a reduction in gross profit margin. The overall reduction in gross profit margin is primarily due to a shift in revenue mix toward the lower margin contract staffing business.

Operating and administrative expenses decreased primarily due to lower business volumes and reduced costs related to leadership change in the first quarter of 2017.
Operating profit increased due to the decrease in operating and administrative expenses, offset by the decrease in gross profit.

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

As of June 30, 2017, the Company had total outstanding borrowings of $15.9 million and letters of credit outstanding of $3.3 million under the Credit Agreement. As of June 30, 2017, the Company had cash and cash equivalents of $19.2 million and $95.3 million was available to borrow under the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2017.

As of June 30, 2017, approximately 99% of the Company's cash and cash equivalents were held by certain non-U.S. subsidiaries, principally by Canadian entities and denominated in Canadian dollars. The repatriation of cash and cash equivalent balances from non-U.S. subsidiaries could have adverse tax consequences; however, such cash and cash equivalent balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. Deferred income taxes have not been provided on the unremitted earnings of such non-U.S. subsidiaries because it is management's intention to reinvest such earnings in non-U.S. subsidiaries for the foreseeable future.

Cash and cash equivalents increased from $3.2 million on December 31, 2016 to $19.2 million on June 30, 2017.

The following table summarizes the net cash flows, by category, from the Company's consolidated statements of cash flows for the indicated periods:

	Six Months Ended
	June 30,
	2017	2016	Change

Operating Activities	$3,666	$(7,742)	$11,408
Investing Activities	(1,291)	(6,456)	5,165
Financing Activities	13,457	1,746	11,711

Operating Activities
For the first six months of 2017, net cash provided by operating activities was $3.7 million, an increase in net cash provided by operating activities of $11.4 million as compared to 2016. The increase in net cash provided by operations is primarily due to reduced working capital requirements, partially offset by a decline in net operating results after adjusting for non-cash items. Working capital requirements on a comparative basis were impacted by lower business volumes.
Investing Activities
For the first six months of 2017, net cash used in investing activities was $1.3 million, a decrease in net cash used in investing activities of $5.2 million as compared to 2016. Cash payments in 2016 were higher primarily due to higher capital expenditures in 2016 and a $2.1 million payment in 2016 related to the EdgeRock Technologies, LLC acquisition.

CDI CORP. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in tables are in thousands, except percentages)

Financing Activities
For the first six months of 2017, net cash provided by financing activities was $13.5 million compared to net cash provided by financing activities of $1.7 million during the comparable period in 2016. The increase in net cash provided by financing activities is primarily due to net borrowings in 2017 compared to net repayments in 2016 under the Company's Credit Agreement, cash paid in 2016 to purchase the Company's stock under the Stock Repurchase Program, partially offset by the change in book overdrafts.

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

Interest Rate Risk
The interest rate risk associated with the Company's borrowing activities as of June 30, 2017 was not material in relation to its consolidated financial position, results of operations or cash flows. While it may do so in the future, the Company has not used derivative financial instruments to alter the interest rate characteristics of its debt instruments. As of June 30, 2017, the Company had total outstanding borrowings of $15.9 million with interest payable at rates ranging from 2.33% to 4.25% per annum.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures
The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of that date to provide reasonable assurance that information reported in this Form 10-Q Report is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting during the Company's second quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors
Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section (Part I, Item 1A) of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The announcement and pendency of our acquisition by Nova Intermediate Parent, LLC (Parent) pursuant to the Offer and the Merger could have an adverse effect on our business, financial conditions and operations.

The announcement and pendency of the proposed acquisition could cause disruption in our business in various ways, including the following: third parties may choose to delay or defer decisions to do business with us or terminate or renegotiate their contracts with us as a result of our entering into the Merger Agreement; current and prospective employees may regard their future roles with us with uncertainty, which might affect our ability to retain and recruit key personnel; and we have diverted and will continue to divert significant management resources from the day-to-day business operations of the Company toward the Offer and the Merger, which could affect our business and results of operations.

The proposed acquisition by Parent is subject to satisfying various conditions that may delay or prevent the completion of the acquisition.

The completion of the Offer and the Merger are subject to a number of conditions, including (i) that the number of Company Common Shares validly tendered in the Offer, together with the number of Company Common Shares then owned by Parent, Merger Sub or any of their respective subsidiaries, equals at least a majority of the sum of (A) all Company Common Shares then outstanding and (B) all Company Common Shares issuable upon exercise or vesting of all Time-Vested Deferred Stock and stock options, (ii) the expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (early termination of the waiting period was granted on August 7, 2017), (iii) the absence of any law, injunction, judgment or other legal restraint that prohibits the consummation of the Offer, the Merger or the other transactions contemplated by the Merger Agreement, (iv) the accuracy, subject to various standards, of the Company’s representations and warranties contained in the Merger Agreement, and (v) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). Even though we and the other parties to the Merger Agreement are required to use reasonable best efforts to satisfy these conditions, we can give no assurance that all such conditions will be satisfied.

Failure to complete the Offer and the Merger could negatively affect our stock price, operating results, prospects and financial condition.

We cannot assure that the Offer and the Merger will be completed. If the Offer and the Merger are not completed, we will be subject to several risks. Because the current trading price of our common stock may reflect a market assumption that the Offer and the Merger will occur, failure to complete the Offer and the Merger could adversely affect the price of the Company Common Shares. We have incurred and will incur significant costs in connection with the Offer and the Merger, including the diversion of management resources, for which we will have received little or no benefit if the Offer and the Merger are not consummated. A failed transaction may result in a negative impression of us in the investment community. In addition, the Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances, we may be obligated to pay Parent a termination fee of $5,512,802. In addition, upon termination of the Merger Agreement, under certain circumstances we may be required to reimburse the reasonable and documented out-of-pocket expenses of Parent and its affiliates, which expense reimbursement may not exceed $2,500,000 and is creditable against the termination fee, if any. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the price of the Company Common Shares.

Litigation may arise in connection with the Merger Agreement, which could be costly, prevent consummation of the Offer and the Merger, divert management’s attention and otherwise materially harm our business.

Regardless of the outcome of any future litigation related to the Merger Agreement and the transactions it contemplates, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger Agreement and the transactions it contemplates may materially adversely affect our business, financial condition and operating results. If the Offer and the Merger are not consummated, for any reason, litigation could be filed in connection with the failure to consummate the Offer and the Merger. Any litigation related to the Offer and the Merger may result in negative publicity or an unfavorable impression of the Company, which could adversely affect the price of the Company Common Shares, impair our ability to recruit or retain employees, damage our relationships with our clients, or otherwise materially harm our operations and financial performance.

The Merger Agreement imposes restrictions on the operation of our business prior to closing, which could adversely affect our business.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability to (without the prior written consent of Nova Intermediate Parent, LLC) enter into certain types of contracts, make certain capital expenditures, incur certain indebtedness or acquire or dispose of certain assets, until the Merger becomes effective or the Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

The Merger Agreement contains provisions that could discourage a third party from acquiring us prior to the completion of the Offer and the Merger.

The Merger Agreement contains provisions that restrict our ability to entertain a third-party proposal for an acquisition of the Company. These provisions include the general prohibition on our soliciting, initiating or participating in discussions with third parties regarding any alternative acquisition proposal, and the requirement that we pay a termination fee of $5,512,802 to Parent if the Merger Agreement is terminated under specified circumstances. These provisions might discourage an otherwise-interested third party from proposing an acquisition of the Company. Furthermore, even if a third party elects to propose an acquisition, the prospect of a termination fee may result in that third party’s offering a lower value to our stockholders than such third party might otherwise have offered.

If the Offer and the Merger are completed, our current stockholders will not participate in any future increase in our value.

Our stockholders will be prevented from participating in our potential future earnings and growth or benefit from any potential future increase in our value following the Offer and the Merger.

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

CDI Corp.
Date:	August 8, 2017	By:	/s/ Michael S. Castleman
Michael S. Castleman
President, Interim Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and
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